Form 10-Q
period 1995-03-25
ESCALADE INC
filed 1995-04-14
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended March 25, 1995
                       Commission File Number 0-6966


                    ESCALADE, INCORPORATED
                    ----------------------

          (exact name of registrant as specified in its charter)



          Indiana                                 13-2739290
          -------                                 ----------
     (State of incorporation)                    (I.R.S. EIN)


               817 Maxwell Avenue, Evansville, Indiana 47717
               ---------------------------------------------
               (Address of principal executive offices)

                              812-467-1200
                              ------------

          Securities registered pursuant to Section 12(b) of the Act
                                      NONE

          Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, No Par Value
                         --------------------------
                              (Title of Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     The number of shares of Registrant's common stock (no par value) outstanding as of April 12, 1995 : 4,133,361










                         INDEX


                                                       Page No.

Part I.   Financial Information:

Item 1 -  Financial Statements:

          Consolidated Condensed Balance Sheet --
          March 25, 1995, March 19, 1994, and
          December 31, 1994                                           3

          Consolidated Condensed Statement of Income --
          Three Months Ended March 25, 1995 and March 19,1994         4

          Consolidated Condensed Statement of Cash Flows --
          Three Months Ended March 25, 1995 and March 19, 1994        5

          Notes to Consolidated Condensed Financial Statements        6

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations:                      7-8


Part II.  Other Information                                           8

          Signatures                                                  8


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
(Dollars in Thousands)                       March 25,      March 19,      December 31,
                                             1995           1994           1994
ASSETS                                       ------------------------------------
Current assets:
     Cash                                    $   118        $   259        $   995
     Receivables, less allowances of
     $589, $680 and $777                      10,645         11,860         31,872
     Inventories                              27,067         24,455         24,437
     Prepaid expense                             198            122            258
     Income tax refundable                       399            ---            399
     Deferred income tax benefit               1,631          1,534          1,644
                                             -------        -------        -------
TOTAL CURRENT ASSETS                          40,058         38,230         59,605

Property, plant, and equipment                37,908         34,948         37,525
Accum. depr. and amortization                (24,718)       (21,379)       (23,815)
                                             -------        -------        -------
                                              13,190         13,569         13,710

Deferred income tax benefit                      706            195            706
Other assets                                   1,850          1,479          1,862
                                             -------        -------        -------
                                            $ 55,804        $53,473        $75,883
                                             =======        =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable - bank                   $ 11,500        $ 4,775        $29,237
     Current portion of long-term debt         2,478          2,202          1,978
     Trade accounts payable                    2,802          3,411          3,586
     Accrued liabilities                       6,428          6,352          7,967
                                             -------        -------        -------
TOTAL CURRENT LIABILITIES                     23,208         16,740         42,768

Other Liabilities:
     Long-term debt                            8,648         11,126          9,148
     Deferred compensation                     1,100          1,003          1,078
                                             -------        -------        -------
                                               9,748         12,129         10,226
Stockholders' equity:
     Preferred stock:
     Authorized 1,000,000 shares;
     no par value, none issued
     Common stock:
     Authorized 10,000,000 shares;
     no par value,Issued
     and outstanding - 4,133,361,
     4,130,010, and 4,133,361 at 3-25-95,
     3-19-94, and 12-31-94

                                             $17,571         17,582         17,571
     Retained earnings                         5,277          7,022          5,318
                                             -------        -------        -------
                                             $22,848         24,604         22,889
                                             -------        -------        -------
                                             $55,804        $53,473        $75,883
                                             =======        =======        =======

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)
                                                Three Months Ended
                                          -------------------------------
                                            March 25, 1995 March 19, 1994
                                            -------------- --------------
Net sales                                     $18,110             $14,200

Costs, expenses and other income:
     Cost of products sold                     14,117              11,588
     Selling, administrative and
     general expenses                           3,521               3,444
     Interest                                     571                 285
     Other income                                 (53)                (37)
                                              -------             -------
                                               18,156              15,280

INCOME (LOSS) BEFORE INCOME TAXES                 (46)             (1,080)


Provision (benefit) for income taxes               (5)               (403)
                                              -------             -------
NET INCOME (LOSS)                                 (41)               (677)
                                              =======             =======


Per share data:

NET INCOME (LOSS)                             $  (.01)            $  (.16)
                                              =======             =======

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)
                                             Three Months Ended
                                           March 25, 1995 March 19, 1994
Operating Activities:                    -------------------------------
     Net Income (Loss)                       $   (41)       $  (677)

     Depreciation and amortization               903          1,148

     Deferred income taxes                         0            ---

     Adjustments necessary to reconcile
     netincome to net cash provided by
     operating activities                     16,381          9,773
                                             -------        -------

     Net cash provided by operating
     activities                               17,243         10,244
                                             -------        -------

Investing Activities:

     Purchase of property and equipment         (383)          (485)
                                             -------        -------

     Net cash used by investing activities      (383)          (485)
                                             -------        -------

Financing Activities:

     Net inc.(dec.) in notes pay.- bank      (17,737)        (9,663)
     Reduction of long-term debt                 ---           (437)
     Proceeds from exercise of stock options     ---            119
     Payments on fractional shares               ---             (2)
                                             -------        -------

     Net cash used by financing activities   (17,737)        (9,983)
                                             -------        -------

Decrease in cash                                (877)          (224)

Cash, beginning of period                        995            483
                                             -------        -------

Cash, end of period                          $   118        $   259
                                             =======        =======


See notes to Consolidated Condensed Financial Statements.






               ESCALADE, INCORPORATED AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              (UNAUDITED)



Note A - Basis of Presentation
- ------------------------------

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 25, 1995, March 19, 1994, and December 31, 1994 and the results of operations and changes in financial position for the three months ended March 25, 1995 and March 19, 1994. The balance sheet at December 31, 1994 was derived from the audited balance sheet included in the 1994 annual report to shareholders.

Note B - Seasonal Aspects
- -------------------------

     The results of operations for the three month periods ended March 25, 1995 and March 19, 1994 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
- -------------------------------------------

                              3-25-95   3-19-94   12-31-94
                              -------   -------   --------

               Raw Materials  $10,472   $ 7,880   $ 7,597

               Work In Process  3,619     3,283     3,723

               Finished Goods  12,976    13,292    13,117
                              -------   -------   -------
                              $27,067   $24,455   $24,437
                              =======   =======   =======

Note D - Earnings Per Share
- ---------------------------

     Earnings (loss) per common and common equivalent shares are based on average shares outstanding. Dilutive effects of stock options on net income
(loss) are not material.  The number of shares used to calculate earnings
(loss) per share for the three months ended March 25, 1995 and March 19, 1994 was 4,133,361 and 4,120,290.

Note E - Income Taxes
- ---------------------

     The provision (benefit) for income taxes was computed based on financial statement income (loss).

ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS


     The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.


RESULTS OF OPERATIONS

FIRST QUARTER COMPARISON 1995 vs. 1994


     Net sales were $ 18,110,000 in the first quarter of 1995 as compared to $14,200,000 in the first quarter of 1994 an increase of $3,910,000 or 27.5%. Sales of sporting goods increased $3,788,000 or 36.1% and sales of office and graphic arts products increased $123,000 or 3.3%.

     The increase in sporting goods sales was mainly due to increased volume in the table tennis and dartboard cabinet product lines. The increase in office and graphic arts machines and equipment sales is attributable to some increase in volume despite increased ordering during 1994's fourth quarter to realize annual volume discounts and to beat 1995 price increases.

     Cost of sales was $14,117,000 in the first quarter of 1995 as compared to $11,588,000 in the first quarter of 1994, an increase of $2,529,000 or 21.8%.

     Cost of sales as a percentage of net sales was 80.0% in the first quarter of 1995 as compared to 81.6% in the first quarter of 1994. Sporting goods cost of sales as a percentage of net sales decreased 6% and office and graphic arts cost of sales as a percentage of net sales decreased 2%. These decreases in the cost of sales percentage of net sales were due to reduced factory expenses.

     Selling, general, and administrative expenses were $3,521,000 in the first quarter of 1995 as compared to $3,444,000 in the first quarter of 1994, an increase of $77,000 or 2.2%.

     Selling, general and administrative expenses as a percentage of net sales was 19.4% in the first quarter of 1995 as compared to 24.2% in the first quarter of 1994. This decrease as a percentage of net sales was mainly due to increased sales volume.

     Interest expense increased $286,000 to $571,000 in 1995 from $285,000 in 1994, an increase of 100.3% due to increased borrowing levels and increased interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities was $17,243,000 in the first quarter of 1995 as compared to $10,244,000 in the first quarter of 1994. Most of the cash provided by operating activities was from collection of the year end accounts receivable during the first quarter. The net accounts receivable balance at the end of the year was $31,872,000 and at the end of the first quarter the net accounts receivable balance was $10,645,000. The Company's net cash used for investing activities was $383,000 in the first quarter of 1995 as compared to $485,000 in the first quarter of 1994. This decrease of $102,000 was in the purchase of property and equipment. The Company's net cash used by financing activities was $17,737,000 in the first quarter of 1995 as compared to $9,983,000 in the first quarter of 1994. Most of the cash used by financing activities was for the pay down of notes payable
- - bank. At the end of the year, the notes payable - bank was $29,237,000 and at the end of the first quarter notes payable - bank was $11,500,000.

     The Company's working capital requirements are currently funded by cash flow from operations, a domestic line of credit in the amount of $28,000,000, and a letter of credit facility in the amount of $4,000,000. The outstanding loans under the domestic line of credit bear interest at either of the following rates, as selected by the Company from time to time; the bank's prime lending rate plus .50% or the London Inter-Bank Offered Rate plus 2.00%. The Company's domestic line of credit agreement expires on May 31, 1995.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 25, 1995.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ESCALADE, INCORPORATED



Date:April 14, 1995           Robert E. Griffin
     --------------           ----------------------------
                              Robert E. Griffin
                              Chairman and Chief
                              Executive Officer



Date:April 14, 1995           John R. Wilson
     --------------           ----------------------------
                              John R. Wilson
                              Vice President and
                              Chief Financial Officer