Form 10-Q
period 1995-07-15
ESCALADE INC
filed 1995-08-04
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended July 15, 1995
                      Commission File Number 0-6966


                    ESCALADE, INCORPORATED
                    ----------------------

         (Exact name of registrant as specified in its charter)



          Indiana                                 13-2739290
          -------                                 ----------
     (State of incorporation)                    (I.R.S. EIN)


               817 Maxwell Avenue, Evansville, Indiana 47717
               ---------------------------------------------
               (Address of principal executive office)

                              812-467-1200
                              ------------
                    (Registrant's Telephone Number)

          Securities registered pursuant to Section 12(b) of the Act
                                      NONE

          Securities registered pursuant to section 12(g) of the Act
                         Common Stock, No Par Value
                         --------------------------
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes   X   No
                                                       ---       ---


     The number of shares of Registrant's common stock (no par value) outstanding as of August 2, 1995 : 4,133,361











                         INDEX


                                                       Page No.

Part I.   Financial Information:

Item 1 -  Financial Statements:

          Consolidated Condensed Balance Sheet --
          July 15, 1995, July 9, 1994, and
          December 31, 1994                                      3

          Consolidated Condensed Statement of Income --
          Three Months and Six Months Ended
          July 15, 1995 and July 9,1994                          4


          Consolidated Condensed Statement of Cash Flows --
          Six Months Ended July 15, 1995 and July 9, 1994        5

          Notes to Consolidated Condensed Financial Statements   6


Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations:                   7-9


Part II.  Other Information                                      9

          Signatures                                             9
































PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
(Dollars in Thousands)                 July 15,  July 9,   December 31,
                                       1995      1994      1994
ASSETS                             ---------------------------------
- ---
Current assets:
     Cash                               $   351   $   196   $   995
     Receivables, less allowances
     of $690, $780 and $777              13,501    12,190    31,872
     Inventories                         27,141    33,985    24,437
     Prepaid expense                        310       204       258
     Income tax refundable                  199       ---       399
     Deferred income tax benefit          2,750     2,149     1,644
                                        -------   -------   -------
TOTAL CURRENT ASSETS                     44,252    48,724    59,605

Property, plant, and equipment           38,185    36,007    37,525
Accum. depr. and amortization           (25,906)  (22,898)  (23,815)
                                        -------   -------   -------
                                         12,279    13,109    13,710

Deferred income tax benefit                 706       195       706
Other assets                              1,847     1,811     1,862
                                        -------   -------   -------
                                        $59,084   $63,839   $75,883
                                        =======   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable - bank               $17,600   $15,500   $29,237
     Current portion of long-term debt    2,727     2,327     1,978
     Trade accounts payable               2,670     5,576     3,586
     Accrued liabilities                  6,328     5,935     7,967
                                        -------   -------   -------
TOTAL CURRENT LIABILITIES                29,325    29,338    42,768

Other Liabilities:
     Long-term debt                       7,198     9,925     9,148
     Deferred compensation                1,131     1,001     1,078
                                        -------   -------   -------
                                          8,329    10,926    10,226
Stockholders' equity:
     Preferred stock:
     Authorized 1,000,000 shares;
     no par value, none issued
     Common stock:
     Authorized 10,000,000 shares;
     no par value,Issued and
     outstanding - 4,133,361,
     4,130,241, and  4,133,361
     at 7-15-95, 7-9-94,
     and 12-31-94

                                         17,571    17,583    17,571
     Retained earnings                    3,859     5,992     5,318
                                        -------   -------   -------
                                         21,430    23,575    22,889
                                        -------   -------   -------
                                        $59,084   $63,839   $75,883
                                        =======   =======   =======

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)
                                        Three Months Ended       Six Months Ended
                                        July 15,    July 9,      July 15,   July 9,
                                        1995        1994         1995       1994
                                        -------------------------------------------
Net sales                               $19,160     $19,340      $37,270    $33,540

Costs, expenses and other income:
      Cost of products sold             15,701       15,734       29,818     27,322
      Selling, administrative and
      general expenses                   4,100        4,880        7,621      8,324
      Restructuring charge               1,040            0        1,040          0
      Interest                             679          466        1,250        751
      Other Income                         (42)         (64)         (95)      (101)
                                       -------      -------      -------    -------
                                        21,478       21,016       39,634     36,296

INCOME (LOSS) BEFORE INCOME TAXES       (2,318)      (1,676)      (2,364)    (2,756)

Provision (benefit)                       (900)        (646)        (905)    (1,049)
for income taxes                       -------      -------      -------    -------

NET INCOME (LOSS)                      $(1,418)     $(1,030)     $(1,459)   $(1,707)
                                       =======      =======      =======    =======

Per share data:

NET INCOME (LOSS)                      $  (.34)     $  (.25)     $  (.35)   $  (.41)
                                       =======      =======      =======    =======

See notes to Consolidated Condensed Financial Statements


ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)
                                              Six Months Ended
                                        July 15, 1995  July 9, 1994
Operating Activities:                   ---------------------------
     Net Income (Loss)                       $(1,459)       $(1,707)

     Depreciation and amortization             2,091          2,667

     Adjustments necessary to reconcile
     net income to net cash provided by
     operating activities                     12,222            629
                                             -------        -------

     Net cash provided by operating
     activities                               12,854          1,589
                                             -------        -------

Investing Activities:

     Purchase of property and equipment         (660)        (1,544)
                                             -------        -------

     Net cash used by investing activities      (660)        (1,544)
                                             -------        -------

Financing Activities:

     Net inc.(dec.) in notes pay.- bank      (11,637)           937
     Reduction of long-term debt              (1,201)        (1,388)
     Proceeds from exercise of stock
     options                                     ---            121
     Payments on fractional shares               ---             (2)
                                             -------        -------

     Net cash used by financing
     activities                              (12,838)          (332)
                                             -------        -------

Decrease in cash                                (644)          (287)

Cash, beginning of period                        995            483
                                             -------        -------

Cash, end of period                          $   351        $   196
                                             =======        =======


See notes to Consolidated Condensed Financial Statements.






ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Basis of Presentation
- ------------------------------

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of July 15, 1995, July 9, 1994, and December 31, 1994 and the results of operations and changes in financial position for the six months ended July 15, 1995 and July 9, 1994. The balance sheet at December 31, 1994 was derived from the audited balance sheet included in the 1994 annual report to shareholders.

Note B - Seasonal Aspects
- -------------------------

     The results of operations for the six month periods ended July 15, 1995 and July 9, 1994 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
- -------------------------------------------

                              7-15-95   7-9-94    12-31-94
                              -------   -------   --------
               Raw Materials  $10,433   $10,949   $ 7,597
               Work In Process  3,540     4,401     3,723
               Finished Goods  13,168    18,635    13,117
                              -------   -------   -------
                              $27,141   $33,985   $24,437
                              =======   =======   =======

Note D - Earnings Per Share
- ---------------------------

     Earnings (loss) per common and common equivalent shares are based on average shares outstanding. Dilutive effects of stock options on net income (loss) are not material. The number of shares used to calculate earnings (loss) per share for the six months ended July 15, 1995 and July 9, 1994 was 4,133,361 and 4,125,917.

Note E - Income Taxes
- ---------------------

     The provision (benefit) for income taxes was computed based on financial statement income (loss).

Note F - Restructuring Charge
- -----------------------------

     During the second quarter of 1995, the Company entered into sales commitments to sell certain products which had been written down in the fourth quarter of 1994, as part of the 1994 restructuring charge. The sales will take place in the third and fourth quarters of 1995. The sales commitments call for the inventory to be sold at amounts less than the remaining book value, and therefore the Company recorded a change in its estimate of the 1994 restructuring charge. The change in estimate and charge to earnings amounted to $1,040,000 before tax. No other significant adjustments to the estimate made in the fourth quarter of 1994 have been made or are anticipated.

ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS


     The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.

RESULTS OF OPERATIONS

SECOND QUARTER COMPARISON 1995 vs. 1994


     Net sales were $19,160,000 in the second quarter of 1995 as compared to
$19,340,000 in the second quarter of 1994 a decrease of $180,000 or 0.9%. Sales of sporting goods decreased $55,000 or 0.4% and sales of office and graphic arts products decreased $125,000 or 2.4%.

     There was not much change in the sales volume for either segment in the second quarter of 1995 as compared to the second quarter of 1994.

     Cost of sales was $15,701,000 in the second quarter of 1995 as compared to $15,734,000 in the second quarter of 1994, a decrease of $33,000 or 0.2%.

     Cost of sales as a percentage of net sales was 82.0% in the second quarter of 1995 as compared to 81.4% in the second quarter of 1994. Sporting goods cost of sales as a percentage of net sales increased 0.9% and office and graphic arts cost of sales as a percentage of net sales decreased 1.0%. The increase in the sporting goods cost of sales percentage of net sales was due to increased material cost and the decrease in office and graphic arts cost of sales percentage of net sales was due to lower factory expense absorption.

     Selling, general, and administrative expenses were $4,100,000 in the second quarter of 1995 as compared to $4,880,000 in the second quarter of 1994, a decrease of $780,000 or 16.0%.

     Selling, general and administrative expenses as a percentage of net sales was 21.4% in the second quarter of 1995 as compared to 25.2% in the second quarter of 1994. This decrease as a percentage of net sales was mainly due to reduced expenses in salaries, allowances, marketing and advertising.

     Interest expense increased $213,000 to $679,000 in 1995 from $466,000 in 1994, an increase of 45.7% due to increased borrowing levels and higher interest rates.

     During the second quarter of 1995, the Company entered into sales commitments to sell certain products which had been written down in the fourth quarter of 1994, as part of the 1994 restructuring charge. The sales will take place in the third and fourth quarters of 1995. The sales commitments call for the inventory to be sold at amounts less than the remaining book value, and therefore the Company recorded a change in its estimate of the 1994 restructuring charge. The change in estimate and charge to earnings amounted to $1,040,000 before tax. No other significant adjustments to the estimate made in the fourth quarter of 1994 have been made or are anticipated.





RESULTS OF OPERATIONS CONTINUED

FIRST HALF COMPARISON 1995 VS. 1994

     Net sales were $37,270,000 in the first half of 1995 as compared to $33,540,000 in the first half of 1994, an increase of $3,730,000 or 11.1%.
Sales of sporting goods increased $3,733,000 or 15.1% and sales of office and graphic arts products increased $3,000 or 0.03%.

     The increase in sporting goods was mainly due to increased volume in the table tennis and the dartboard cabinet product lines. In the office and grahic arts products segment, the volume was the same in the first half of 1995 as in the first half of 1994.

     Cost of sales was $29,818,000 in the first half of 1995 as compared to $27,322,000 in 1994, an increase of $2,496,000 or 9.1%.

     Cost of sales as a percentage of net sales was 80.0% in the first half of 1995 as compared ot 81.5% in the first half of 1994. This decrease is due to lower factory expenses mainly in payroll and payroll related expenses, depreciation, and supplies.

     Selling, general, and administrative expenses were $7,621,000 in the first half of 1995 as compared to $8,324,000 in the first half of 1994, a decrease of $703,000 or 8.4%.

     Selling, general, and administrative expenses as a percentage of net sales were 20.4% in 1995 as compared to 24.8% in 1994. The decrease in these expenses as a percentage of net sales was mainly due to a reduction in salaries, marketing development, customer allowances and advertising expenses.

     Interest expense was $1,250,000 in the first half of 1995 as compared to $751,000 in the first half of 1994, an increase of $499,000 or 66.4%. The increase was due to higher average borrowing levels and increased interest rates in the first half of 1995.

     The net loss in the first half of 1995 was $1,459,000 as compared to a net loss of $1,707,000 in the first half of 1994. The 1995 loss includes $624,000 from the restructuring charge. Eliminating the effect of the restructuring charge, there was a reduction in net loss of $872,000 in the first half of 1995 as compared to the first half of 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities was $12,854,000 in the first half of 1995 as compared to $1,589,000 in the first half of 1994. Most of the cash provided by operating activities was from collection of the year end accounts receivable. The net accounts receivable balance at the end of the year in 1994 was $31,872,000 and at the end of the first half of 1995, the net accounts receivable balance was $13,501,000. The Company's net cash used for investing activities was $660,000 in the first half of 1995 as compared to $1,544,000 in the first half of 1994. This decrease of $884,000 was in the purchase of property and equipment. The Company's net cash used by financing activities was $12,838,000 in the first half of 1995 as compared to $332,000 in the first half of 1994. Most of the cash used by financing activities was for the pay down of notes payable - bank. At the end of the year in 1994, the notes payable - bank was $29,237,000 and at the end of the first half of 1995, notes payable - bank was $17,600,000.




LIQUIDITY AND CAPITAL RESOURCES CONTINUED

     The Company's working capital requirements are currently funded by cash flow from operations, a domestic line of credit in the amount of $28,000,000, and a letter of credit facility in the amount of $4,000,000. The outstanding loans under the domestic line of credit bear interest at either of the following rates, as selected by the Company from time to time; the bank's prime lending rate plus .50% or the London Inter-Bank Offered Rate plus 2.00%. The Company's domestic line of credit agreement expires on May 31, 1996.

     Inventories at the end of the first half of 1995 were $27,141,000 as compared to $33,985,000 in the first half of 1994 for a decrease of $6,844,000. The sporting goods inventory decreased $7,823,000 and the office graphic arts products inventory increased $979,000.

PART II.  OTHER INFORMATION

Item 1, 2, and 3. Not Required.

Item 4. Submission of Matters to a Vote of Securities Holders.

The annual meeting of the Registrant was held at Indianapolis, Indiana on April 28, 1995. Proxy materials had been circulated on March 24, 1995, proposing the reelection of the seven members of the Board of Directors to a one year term and the appointment of Geo. S. Olive & Co.LLC, to serve as independent auditors of the Company for the year 1995.

The stockholders approved the reelection of Yale A. Blanc, Gerald J. Fox, Robert E. Griffin, Blaine E. Matthews, Jr., Robert D. Orr, A. Graves Williams, Jr., and Keith P. Williams to the Board of Directors and the appointment of Geo. S. Olive & Co.LLC as the Company's independent auditors.

Item 5. Not Required.

Item 6. Exhibits and Reports on Form 8-K.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the six months ended July 15, 1995.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ESCALADE, INCORPORATED


Date:     August 4, 1995      ROBERT E. GRIFFIN
          --------------      ----------------------------
                              Robert E. Griffin
                              Chairman and Chief
                              Executive Officer


Date:     August 4, 1995      JOHN R. WILSON
          --------------      ----------------------------
                              John R. Wilson
                              Vice President and
                              Chief Financial Officer