Form 10-Q
period 1995-10-07
ESCALADE INC
filed 1995-10-27
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended October 7, 1995
                       Commission File Number 0-6966


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


     The number of shares of Registrant's common stock (no par value) outstanding as of October 25, 1995 : 4,133,811













                         INDEX


                                                       Page No.

Part I.   Financial Information:

Item 1 -  Financial Statements:

          Consolidated Condensed Balance Sheet --
          October 7, 1995, October 1, 1994, and
             December 31, 1994                                             3

          Consolidated Condensed Statement of Income --
          Three Months and Nine Months Ended
          October 7, 1995 and October 1,1994                               4

          Consolidated Condensed Statement of Cash Flows --
          Nine Months Ended October 7, 1995 and October 1, 1994            5

          Notes to Consolidated Condensed Financial Statements             6

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations:                           7-9


Part II.  Other Information                                                9

          Signatures                                                       9



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       ESCALADE, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

(Dollars in Thousands)            October 7,     October 1,     December  31,
                                      1995            1994           1994
                                     ------------------------------------
ASSETS
Current assets:
     Cash                               $   264   $        212   $   995
     Receivables, less allowances of
     $776, $927 and $777                 20,641         20,248    31,872
     Inventories                         25,408         40,469    24,437
     Prepaid expense                        383            555       258
     Income tax refundable                  199            ---       399
     Deferred income tax benefit          2,333          1,856     1,644
                                        -------        -------   -------
TOTAL CURRENT ASSETS                     49,228         63,340    59,605

Property, plant, and equipment           35,884         38,000    37,525
Accum. depr. and amortization           (24,548)       (24,068)  (23,815)
                                        -------        -------   -------
                                         11,336         13,932    13,710

Deferred income tax benefit                 706            195       706
Other assets                              1,856          2,195     1,862
                                        -------        -------   -------
                                        $63,126        $79,662   $75,883
                                        =======        =======   =======
LIABILITIES AND
  STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable - bank               $19,000        $27,825   $29,237
     Current portion of
       long-term debt                     2,853          2,390     1,978
     Trade accounts payable               4,149          7,861     3,586
     Accrued liabilities                  7,378          6,904     7,967
                                        -------        -------   -------
TOTAL CURRENT LIABILITIES                33,380         44,980    42,768

Other Liabilities:
     Long-term debt                       6,573          9,421     9,148
     Deferred compensation                1,153          1,022     1,078
                                        -------        -------   -------
                                          7,726         10,443    10,226
Stockholders' equity:
     Preferred stock:
     Authorized 1,000,000 shares;
     no par value, none issued
     Common stock:
     Authorized 10,000,000 shares;
     no par value,Issued
     and outstanding - 4,133,811,
     4,132,171, and 4,133,361
     at 10-07-95, 10-01-94,
     and 12-31-94
                                         17,572         17,590    17,571
     Retained earnings                    4,448          6,649     5,318
                                        -------        -------   -------
                                         22,020         24,239    22,889
                                        -------        -------   -------
                                        $63,126        $79,662   $75,883
                                        =======        =======   =======

See notes to Consolidated Condensed Financial Statements.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

                  (Dollars in Thousands, except per share amounts)
                                              Three Months Ended             Nine Months Ended
                                                Oct. 7,     Oct. 1,       Oct. 7,      Oct. 1,
                                                  1995        1994          1995          1994
                                              ------------------------------------------------
Net sales                                      $22,857     $25,395       $60,127       $58,935

Costs, expenses and other income:
     Cost of products sold                      18,052      19,865        47,870        47,187
     Selling, administrative and
     general expenses                            3,224       3,905        10,845        12,229
     Restructuring charge                        -----           0         1,040             0
     Interest                                      566         566         1,816         1,317
     Other income                                  (52)        (53)         (147)         (154)
                                               -------    --------       -------      --------
                                                21,790      24,283        61,424        60,579

INCOME (LOSS) BEFORE INCOME TAXES                1,067       1,112        (1,297)       (1,644)


Provision (benefit)                                478         455          (427)         (594)
for income taxes                               -------     -------       -------       -------


NET INCOME (LOSS)                              $   589     $   657       $  (870)     $ (1,050)
                                               =======     =======       =======       =======


Per share data:

NET INCOME (LOSS)                              $   .14     $   .16       $  (.21)     $   (.25)
                                               =======     =======       =======       =======

See notes to Consolidated Condensed Financial Statements.

                         ESCALADE, INCORPORATED AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                               (Dollars in Thousands)
                                                           Nine Months Ended

                                                   Oct. 7, 1995      Oct. 1, 1994
                                                 --------------      -------------
Operating Activities:

     Net Income (Loss)                                 $(  870)         $(1,050)

     Depreciation and amortization                       3,161            3,837

     Adjustments necessary to reconcile
     net income to net cash provided (used)
     by operating activities                             9,701          (11,079)
                                                       -------         --------

     Net cash provided (used) by
     operating activities                               11,992           (8,292)
                                                       -------         --------

Investing Activities:

     Purchase of property and equipment                   (787)          (3,537)
                                                       -------         --------

     Net cash used by investing activities                (787)          (3,537)

                                                       -------         --------

Financing Activities:

     Net inc.(dec.) in notes pay.- bank                (10,237)          13,262
     Reduction of long-term debt                        (1,700)          (1,829)
     Proceeds from exercise of stock options                 1              127
     Payments on fractional shares                         ---               (2)
                                                        -------        --------

     Net cash provided (used) by
     financing activities                               (11,936)         11,558
                                                        -------        --------

Decrease in cash                                           (731)           (271)

Cash, beginning of period                                   995             483
                                                        -------         -------

Cash, end of period                                     $   264          $  212
                                                        =======          ======


See notes to Consolidated Condensed Financial Statements.

                       ESCALADE, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation
------------------------------

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of October 7, 1995, October 1, 1994, and December 31, 1994 and the results of operations and changes in financial position for the nine months ended October 7, 1995 and October 1, 1994. The balance sheet at December 31, 1994 was derived from the audited balance sheet included in the 1994 annual report to shareholders.

Note B - Seasonal Aspects
-------------------------

     The results of operations for the nine month periods ended October 7, 1995 and October 1, 1994 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                                 10-7-95   10-1-94   12-31-94
                                 -------   -------   --------
               Raw Materials     $10,810   $13,284   $ 7,597
               Work In Process     3,599     4,471     3,723
               Finished Goods     10,999    22,714    13,117
                                 -------   -------   -------
                                 $25,408   $40,469   $24,437
                                 =======   =======   =======

Note D - Earnings Per Share
---------------------------

     Earnings (loss) per common and common equivalent shares are based on average shares outstanding. Dilutive effects of stock options on net income
(loss) are not material. The number of shares used to calculate earnings (loss) per share for the nine months ended October 7, 1995 and October 1, 1994 was 4,133,454 and 4,127,498.

Note E - Income Taxes
---------------------

     The provision (benefit) for income taxes was computed based on financial statement income (loss).

Note F - Restructuring Charge
-----------------------------

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

RESULTS OF OPERATIONS

THIRD QUARTER COMPARISON 1995 vs. 1994


     Net sales were $22,857,000 in the third quarter of 1995 as compared to $25,395,000 in the third quarter of 1994 a decrease of $2,538,000 or 10.0%. Sales of sporting goods decreased $2,772,000 or 12.9% and sales of office and graphic arts products increased $234,000 or 6.0%.

     Sporting goods net sales decreased due to increased competition both domestic and foreign. Increased retail competition has caused some credit worthiness problems with some accounts, especially in the east, also resulting in lower sales. Office and graphic arts net sales increased due to improvement in graphic arts, office wholesale, and exports.

     Cost of sales was $18,052,000 in the third quarter of 1995 as compared to $19,865,000 in the third quarter of 1994, a decrease of $1,813,000 or 9.1%.

     Cost of sales as a percentage of net sales was 79.0% in the third quarter of 1995 as compared to 78.2% in the third quarter of 1994. Sporting goods cost of sales as a percentage of net sales increased 2.4% and office and graphic arts cost of sales as a percentage of net sales decreased 3.6%. The increase in the sporting goods cost of sales percentage of net sales was mainly due to increased material cost from inventory adjustments and the decrease in office and graphic arts cost of sales percentage of net sales was due to lower factory expenses.

     Selling, general, and administrative expenses were $ 3,224,000 in the third quarter of 1995 as compared to $3,905,000 in the third quarter of 1994, a decrease of $681,000 or 17.4%.

     Selling, general and administrative expenses as a percentage of net sales was 14.1% in the third quarter of 1995 as compared to 15.4% in the third quarter of 1994. This decrease as a percentage of net sales was mainly due to reduced expenses in salaries, allowances, marketing and advertising.

     Interest expense was $566,000 in both quarters.

     During the third quarter of 1995, the Company entered into sales commitments to sell certain products which had been written down in the fourth quarter of 1994, as part of the 1994 restructuring charge. The sales will take place in the third and fourth quarters of 1995. The sales commitments call for the inventory to be sold at amounts less than the remaining book value, and therefore the Company recorded a change in its estimate of the 1994 restructuring charge. The change in estimate and charge to earnings amounted to $1,040,000 before tax. No other significant adjustments to the estimate made in the fourth quarter of 1994 have been made or are anticipated.







RESULTS OF OPERATIONS CONTINUED

NINE MONTHS COMPARISON 1995 VS. 1994

     Net sales were $60,127,000 in the first nine months of 1995 as compared to $58,935,000 in the first nine months of 1994, an increase of $1,192,000 or 2.0%. Sales of sporting goods increased $960,000 or 2.1% and sales of office and graphic arts products increased $232,000 or 1.8%.

     Escalade International accounted for 45% of the sporting goods net sales increase with the remaining 55% being in domestic operations. The increase in net sales for the office and graphic arts product segment was in office products.
     Cost of sales was $47,870,000 in the first nine months of 1995 as compared to $47,187,000 in 1994, an increase of $683,000 or 1.4%.

     Cost of sales as a percentage of net sales was 79.6% in the first nine months of 1995 as compared to 80.1% in the first nine months of 1994. This decrease is due to lower factory expenses mainly in payroll and payroll related expenses, depreciation, and supplies.

     Selling, general, and administrative expenses were $10,845,000 in the first nine months of 1995 as compared to $12,229,000 in the first nine months of 1994, a decrease of $1,384,000 or 11.3%.

     Selling, general, and administrative expenses as a percentage of net sales were 18.0% in 1995 as compared to 20.7% in 1994. The decrease in these expenses as a percentage of net sales was mainly due to a reduction in salaries, marketing development, customer allowances and advertising expenses.

     Interest expense was $1,816,000 in the first nine months of 1995 as compared to $1,317,000 in the first nine months of 1994, an increase of $499,000 or 37.9%. The increase was due to higher average borrowing levels and increased interest rates in the first nine months of 1995.

     The net loss in the first nine months of 1995 was $870,000 as compared to a net loss of $1,050,000 in the first nine months of 1994. The 1995 loss includes $1,040,000 from the restructuring charge. There was a reduction in net loss of $180,000 in the first nine months of 1995 as compared to the first nine months of 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities was $11,992,000 in the first nine months of 1995 as compared to $8,292,000 used in the first nine months of 1994. Most of the cash provided by operating activities in 1995 was from collection of the year end accounts receivable. The net accounts receivable balance at the end of the year in 1994 was $31,872,000 and at the end of the first nine months of 1995, the net accounts receivable balance was $20,641,000. The Company's net cash used for investing activities was $787,000 in the first nine months of 1995 as compared to $3,537,000 in the first nine months of 1994. This decrease of $2,750,000 was in the purchase of property and equipment. The Company's net cash used by financing activities was $11,936,000 in the first nine months of 1995 as compared to $11,558,000 net cash provided by financing in the first nine months of 1994. Most of the cash used by financing activities in 1995 was for the pay down of notes payable - bank. At the end of the year in 1994, the notes payable - bank was $29,237,000 and at the end of the first nine months of 1995, notes payable - bank was $19,000,000.







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

     Inventories at the end of the first nine months of 1995 were $25,408,000 as compared to $40,469,000 at the end of the first nine months of 1994 for a decrease of $15,061,000. The sporting goods inventory decreased $15,553,000 and the office and graphic arts products inventory increased $492,000.

PART II.  OTHER INFORMATION

Item 1, 2, 3, 4, and 5. Not Required.

Item 6. Exhibits and Reports on Form 8-K.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine months ended October 7, 1995.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ESCALADE, INCORPORATED


Date:     October 27, 1995
          ----------------    ROBERT E. GRIFFIN
                              ----------------------------
                              Robert E. Griffin
                              Chairman and Chief
                              Executive Officer


Date:     October 27, 1995
          ----------------    JOHN R. WILSON
                              ----------------------------
                              John R. Wilson
                              Vice President and
                              Chief Financial Officer