Form 10-K405
period 1995-12-31
ESCALADE INC
filed 1996-03-22
CIK 33488

Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995
                 COMMISSION FILE NUMBER 0-6966



                     ESCALADE, INCORPORATED
                     ----------------------


(Exact name of registrant as specified in its charter)






       Indiana                                  13-2739290
       -------                                  ----------
 (State of incorporation)                      (I.R.S. EIN)









           817 Maxwell Avenue, Evansville, Indiana  47717
           ----------------------------------------------
              (Address of principal executive office)






                         (812) 467-1200
                         --------------
                 (Registrant's telephone number)






        Securities registered pursuant to Section 12(b) of the Act
                                NONE






        Securities registered pursuant to Section 12(g) of the Act


                      Common Stock, No Par Value
                      --------------------------


                        (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES   X    NO
    -----     ------
Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 1996: $15,352,881

The number of shares of Registrant's common stock (no par value)
outstanding as of March 1, 1996:  4,133,954

              DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 26, 1996 are incorporated by reference into Part III of this Report.

Index to Exhibits is found on page 16.


              Escalade, Incorporated And Subsidiaries


                    Index to Annual Report
                        on Form 10-K







 Page






Part I



     Item 1.   Business                                              1


     Item 2.   Properties                                            6


     Item 3.   Legal Proceedings                                     7


     Item 4.   Submission of Matters to a Vote of Security Holders   7






Part II



     Item 5.   Market for the Registrant's Common Equity  and
               Related
                Stockholder Matters                                  8


     Item 6.   Selected Financial Data                               9
     Item 7.   Management's Discussion and Analysis of Financial
               Condition
               and Results of Operations                             10


     Item 8.   Financial Statements and Supplementary Data           13


     Item 9.   Changes in and Disagreements with Accountants on
               Accounting
               and Financial Disclosure                              13






Part III



     Item 10.  Directors and Executive Officers of the Registrant    14


     Item 11.  Executive Compensation                                14


     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                            14


     Item 13.  Certain Relationships and Related Transactions        14






Part IV



     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                   16


                             Part I

ITEM 1 - BUSINESS

GENERAL

Escalade, Incorporated (Escalade or Company) is a diversified company engaged in the manufacture and sale of sporting goods and office and graphic arts products. Escalade and its predecessors have produced sporting goods for over 65 years and have produced office machines for over 35 years.

Escalade is the successor to The Williams Manufacturing Company, an Ohio-based manufacturer and retailer of women's and children's footwear formed in 1922. Through a series of acquisitions commencing in the 1970's, the Company has diversified its business. The Company currently manufactures sporting goods in Evansville, Indiana, Compton, California and Tijuana, Mexico and manufactures office and graphic arts products in Wabash, Indiana.

In 1972, the Company merged with Martin Yale Industries, Inc. (Martin Yale), an Illinois manufacturer of office and graphic arts products and leisure time items such as toys and hobby and craft items. In 1973, the Company acquired both Indian Industries, Inc. (Indian), an Indiana manufacturer of archery equipment and table tennis tables and accessories, and Harvard Table Tennis, Inc., a Massachusetts manufacturer of table tennis accessories. Escalade discontinued the Williams Manufacturing footwear operations in 1976 and sold Martin Yale's leisure time product line to an unaffiliated party in 1979. In 1980, the Company purchased Harvard Sports, Inc (formerly Crown Recreation (West), Inc.), a California manufacturer of table tennis tables and home pool tables. In 1983, the Company closed Harvard Table Tennis, Inc. and consolidated it with Harvard Sports, Inc. (Harvard). In 1989, the Company acquired a 55% stock interest in Marcy Fitness Products, Inc. (Marcy), a California manufacturer of home fitness and exercise equipment, such as multi-purpose gyms, barbells, weight benches and recumbent exercise bikes. In 1991, the Company acquired the remaining 45% stock interest and Marcy became a wholly owned subsidiary of Escalade.
In 1992, the Company closed Marcy and consolidated its production with the sporting goods operations of Indian and Harvard.

Escalade has diversified within both the sporting goods and office and graphic arts products industries, principally through the introduction of new product lines and acquisitions of related assets and businesses. Escalade expanded its sporting goods business in 1982 with the introduction of basketball backboards, goals and poles, and again in 1985 with the introduction of family games such as volleyball, badminton and croquet. In 1986, the Company acquired the graphic arts-related assets of Geiss America, Inc. and in 1988, the Company acquired the business machine division assets of Swingline, Inc., further expanding the range of products offered within the office machine and equipment product lines. In 1989, the Company started limited manufacturing in Tijuana, Mexico under a shelter program known as "maquiladora", and acquired Marcy. In 1990, the Company built a new manufacturing and office facility in Wabash, Indiana and consolidated the manufacturing of office and graphic arts products into the new facility. In 1992, the company established a European sales office and warehouse based in the United Kingdom under the name of Escalade International Limited. In 1994, the Company purchased certain assets of Data-Link Corporation which manufactured products to apply postage and other stamps.

Escalade's sporting goods products are produced by Indian and Harvard and are sold through a single consolidated sales and marketing group, Escalade Sports. Escalade's office and graphic arts products are manufactured and marketed through Martin Yale.


The following table presents the percentages contributed to Escalade's net sales by each of its business segments:


FISCAL YEAR                             1995    1994    1993

Sporting goods                          81%     83%     85%
Office and graphic arts products        19      17      15
                                        --------------------
Total net sales                         100%    100%    100%
                                        ====================

For additional segment information, see the notes to consolidated financial statements.


SPORTING GOODS

Escalade manufactures and sells a variety of sporting goods such as table tennis tables and accessories, archery equipment, home pool tables and accessories, combination bumper pool and card tables, game tables, basketball backboards, goals and poles, darts, dart cabinets, volleyball and badminton equipment, junior sporting goods including Mini Ping Pong, Mini Pool , Mini Court basketball and Shot Clock basketball and home fitness machines, weight benches, cast iron weight sets, steppers and other home fitness accessories. Approximately 25% of Escalade's domestic sporting goods shipments are made from Harvard, which primarily services the Company's U. S. Western marketing region, and 75% of such shipments are made from Indian, which primarily serves the rest of the United States. The majority of foreign shipments are made through Escalade FSC Inc., a foreign sales corporation established by the Company in 1994.

Escalade produces and sells sporting goods under various brand names in addition to its Indian, Harvard and Marcy brand names. Beginning in 1985, Indian and Harvard entered into an agreement with Spalding and Evenflo Companies, Inc. (Spalding) for the exclusive right and license to utilize the Spalding trademark in conjunction with the manufacture, sale and distribution in the United States of certain sporting goods product lines. The principal product lines covered by licensing agreements with Spalding are basketball backboards, goals and poles, volleyball and badminton sets, croquet, horseshoes, tether ball, bocce ball, flying discs, indoor darts, table tennis sets and pool accessories. Beginning in 1990, Indian entered into an agreement and contract with Baker Sport AB, a Swedish company, for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA for the United States and Canada. Subsequently, Baker Sport AB filed bankruptcy under Swedish laws . A plan of reorganization was instituted and a new company was formed called Sweden Table Tennis AB and, effective February 2, 1994, Escalade purchased 37.5%, the Bandstigen Family purchased 37.5% and AB Traction purchased 25% of Sweden Table Tennis AB.

Escalade also manufactures various sporting goods under private label for Sears Roebuck & Co. (Sears) and various other customers. Many of Escalade's products are sold to Sears, Escalade's largest customer, which accounted for approximately 42% of Escalade's sporting goods item net sales in 1995. No other customer accounted for more than 10% of Escalade's sporting goods net sales in 1995.

Certain of the Company's sporting goods products are subject to the regulation of the Consumer Product Safety Commission. The Company believes that it is in compliance with such regulations.

OFFICE AND GRAPHIC ARTS PRODUCTS

Escalade's office and graphic arts products include paper trimmers, paper folding machines, paper drills, collators, decollators, bursting machines, letter openers, automated paper joggers, checksigners, stamp affixers, paper shredders, bindery carts, platemakers, sinks, light tables, cameras and related accessories. Escalade's office and graphic arts products business is conducted exclusively through Martin Yale.

In 1986, the Company introduced a combination checksigner and bursting machine, which automatically imprints facsimile signatures on payroll checks and then separates each check for distribution.
The Company also further diversified its office equipment product lines by its August, 1986 purchase of the graphic arts-related assets of Geiss America, Inc., consisting primarily of the Sandmar product lines which include such items as photo and plate sinks, light tables and platemakers and by its August, 1988 purchase of the business machine division assets of Swingline, Inc. consisting primarily of a line of forms handling equipment including decollators, bursters and checksigners and a line of shredders and other products, and by its 1994 purchase of certain assets of Data-Link Corporation consisting primarily of products which apply postage and other stamps.

Escalade produces and sells office and graphic arts products under the Martin Yale brand name and the Premier trademark. The Company also manufactures various office and graphic arts products under private label for original equipment manufacturers.

The Company announced in October, 1994 that it intends to distribute 100% of the Martin Yale stock to Escalade's stockholders in a tax-free spinoff following the satisfaction of certain contingencies. The Company's management believes that the spinoff will be in the best interests of the Company and its stockholders, although as announced in February, 1995 the proposed distribution has been delayed until the Company makes satisfactory progress in improving Escalade's overall profitability. The Company's Board of Directors has not established a target date for when the proposed distribution may be completed.

RELATIONSHIP WITH SEARS

The Company has supplied sporting goods to Sears for over 30 years beginning with sales of archery equipment by Indian to Sears.
Sears currently purchases for resale a wide variety of Escalade's sporting goods. Sales to Sears accounted for approximately 34% of Escalade's consolidated sales in 1995 and for approximately 27% and 20% of consolidated sales in 1994 and 1993. Even though the Company has no long-term contracts with Sears, the Company believes that sales to Sears will continue and that relations with Sears are good.

Escalade has been recognized by Sears for its outstanding service in each of the last ten years and in twenty of the last twenty-three years. For the last ten years, Sears has awarded Escalade the Sears "Partners in Progress Award" based upon quality, service and product innovation. Sears makes this award to less than 80 suppliers each year. During this period, Sears had more than 10,000 suppliers. In 1987, Sears further recognized the Company by awarding Escalade the Sears 1986 "Source of the Year Award" in the recreation-automotive group.


MARKETING AND PRODUCT DEVELOPMENT

Escalade has developed its existing product lines to adapt to changed conditions. Escalade believes that it is prepared to react to changing market and economic developments primarily by continuing the quality/price structure of the Company's product lines and by conducting ongoing research and development of new products.

For many of its sporting goods products, Escalade offers its customers a choice, based on quality and price, of its line of "good, better and best" items. Such products are priced in relation to their quality which enables the Company to sell its goods through a variety of department stores, mass merchandisers, wholesale clubs, catalog showrooms, discount houses, general sporting goods stores, specialty sporting goods stores and hardware chains. As a result of such quality/price structure, Escalade is able to meet the quality/price objectives of the consumers served by such retail channels.

Escalade sells its office and graphic arts products through office machine dealers, office supply houses and office product catalogs. Certain of Escalade's office products, such as paper trimmers and paper folders, are marketed in a quality/price range designed to accommodate customer needs. Lower cost items are generally intended for light duty office applications, whereas higher cost items are more rugged or more sophisticated, and are intended for use in heavy duty or commercial applications.

Escalade conducts much of its marketing efforts through a network of independent sales representatives in the office and graphic arts industries. The Company also currently employs thirteen sales representatives for its sporting goods business. The Company's efforts through all of its sales representatives are directed toward increasing the number of Escalade customers and expanding the breadth of Escalade products purchased by such customers.

The Company engaged in ongoing research and development activities for new products in each of its business segments. Escalade spent approximately $1,700,000 in 1995, $2,300,000 in 1994, and
$1,500,000 in 1993 for research and development activities.


COMPETITION

Escalade is subject to competition with various manufacturers of each product line produced or sold by Escalade. The Company is not aware of any other single company that is engaged in both the same industries as Escalade or that produces the same range of products as Escalade within such industries. Nonetheless, competition exists for many Escalade products within both the sporting goods and office and graphic arts industries and some competitors are larger and have substantially greater resources than the Company. Escalade believes that its long-term success depends on its ability to strengthen its relationship with existing customers, to attract new customers and to develop new products that satisfy the quality and price requirements of sporting goods and office and graphic arts customers.

LICENSES, TRADEMARKS AND BRAND NAMES

Indian and Harvard are licensed to use the Spalding trademark pursuant to licensing agreements entered into with Spalding in 1985. The Company pays royalties to Spalding for the use of the Spalding trademark in accordance with certain schedules set forth in the agreements. The licensing agreements further require that the Company pay Spalding certain minimum annual royalties from sales of Spalding branded goods and that the Company provide Spalding with periodic reports and maintain quality standards acceptable to Spalding. In 1995, royalties paid by the Company to Spalding were less than 1% of net sales. The Company believes that it currently satisfies all material terms of its agreements with Spalding. The licensing agreements with Spalding expire on September 30, 1997.

Escalade is the owner of several registered trademarks and brand names. For its sporting goods, the Company holds the Ping-Pong , and Harvard registered trademarks and utilizes the Indian, Marcy , Indian Archery and Indian Xi brand names. The Company permits limited uses of the Ping-Pong trademark by other manufacturers pursuant to various licensing agreements. The Company also owns the Premier and Sandmar registered trademarks for its office and graphic arts products, in addition to manufacturing such products under the Martin Yale brand name.


Seasonality

The backlog of unshipped orders by industry segment is shown below at the Company's 1995, 1994, and 1993 fiscal year end. All orders in backlog at year end are generally shipped during the following year. The backlog includes all orders received but not shipped. Escalade's sporting goods business is seasonal and, therefore, the backlog is subject to fluctuations. The increased sporting goods backlog in 1994 was due to a large order for dartboard cabinets to be shipped during the first quarter of 1995.



Years Ended December 30, December 31,
  and December 25                       1995            1994            1993

Orders received but not shipped
     Sporting goods              $3,128,200      $7,043,600      $1,875,300
     Office and graphic arts
     products                       392,300         210,600          82,600



EMPLOYEES

The Company employs between 535 and 700 employees, consisting of between 310 and 425 people at Indian's Evansville, Indiana facilities, between 100 and 150 at Harvard's Compton, California and Tijuana, Mexico facilities and approximately 125 employees at Martin Yale's Wabash, Indiana facilities. All hourly rated employees at Evansville are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers AFL-CIO, whose contract expires April 27, 1997. All hourly rated employees at Compton are represented by the International Brotherhood of Teamsters whose contract expires on December 31, 1997.

Escalade believes that its employee relations are satisfactory.

SOURCES OF SUPPLIES

Raw materials for Escalade's various product lines consist of wood, particle board, slate, standard grades of steel, steel tubing, plastic vinyl, steel cables, cast iron weights, fiberglass and packaging. Escalade relies upon European suppliers for its requirement of billiard balls and slate utilized in the production of home pool tables and upon various Asian manufacturers for certain of its table tennis needs and other items. The Company also imports croquet sets, horseshoe sets, flying discs, bocce ball sets, weight sets and gloves for distribution to Escalade's customers.

The Company believes that these sources will continue to provide adequate supplies as needed. All other materials needed for the Company's various operations are available in adequate quantities from a variety of domestic and foreign sources.


ITEM 2 - PROPERTIES

The Company operates the following facilities:


LOCATION                                SIZE                  LEASED OR OWNED

Evansville, Indiana                     346,000 sq. ft.       Owned and leased
Compton, California manufacturing       102,000 sq. ft.       Leased
Compton, California warehouse            72,400 sq. ft.       Leased
Tijuana, Mexico                          20,000 sq. ft.       Owned
Wabash, Indiana                         141,000 sq. ft.       Owned
Swansea, United Kingdom                  13,500 sq. ft.       Owned



The Company's Evansville facilities are, in part, subject to a mortgage. The Company leases its Compton manufacturing facilities at a rate of $29,600 per month through March 31, 1998 and has a five-year option to extend the lease. The Company leases its Compton warehouse building next door to the plant at a cost of $21,000 per month through March 31, 1998. The Company intends to vacate this building in 1996 and will negotiate a lease cancellation and has expensed its estimate of the lease cancellation penalties.

The Company's Wabash facilities are held subject to a mortgage financed by Economic Development Revenue Bonds. The 141,000 square foot facility is a pre-engineered metal building supported by structured steel and concrete block consisting of 21,000 square feet warehousing, 6,000 square feet office and 114,000 square feet manufacturing.

The Company purchased its Tijuana facilities for a cost of $450,000 in 1994.



The Company believes that its facilities are in excellent condition and suitable for their respective operations. The Evansville and Wabash sites also contain several undeveloped acres which could be utilized for expansion.

The Company believes that all of its facilities are in compliance with applicable environment regulations and is not subject to any proceeding by any federal, state or local authorities regarding such matter. The Company provides regular maintenance and service on its plants and machinery as required.


ITEM 3 - LEGAL PROCEEDINGS

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate of resolution of such claims or lawsuits will have a material adverse affect on the business or financial condition of the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                            Part II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS

The Company's common stock is traded under the symbol "ESCA" on the Nasdaq National Market System. The following table sets forth, for the calendar periods indicated, the high and low bid prices of the Common Stock as reported by the Nasdaq National Market System:


Prices                                          High            Low

1995
   First quarter ended March 25, 1995          $5.25            $4.25
   Second quarter ended July 15, 1995           4.50             4.00
   Third quarter ended October 7, 1995          5.25             4.00
   Fourth quarter ended December 30, 1995       4.75             3.63

1994
   First quarter ended March 19, 1994           9.13             7.00
   Second quarter ended July 9, 1994            8.25             7.00
   Third quarter ended October 1, 1994          7.50             5.50
   Fourth quarter ended December 31, 1994       5.75             4.50


The closing market price on March 1, 1996 was $5.13 per share.

The Company paid no cash dividends during the last two fiscal years. The Company's existing bank indebtedness restricts the payment of cash dividends which would exceed 25% of consolidated net income for any fiscal year.

The Company intends to reinvest all of its earnings for use in its business and to finance future expansion. Accordingly, the Company does not anticipate paying cash dividends in the foreseeable future.

There were approximately 500 holders of record of the Company's
Common Stock at March 1, 1996. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 1,000.

On February 19, 1994, the Board of Directors declared a 15% stock dividend payable to stockholders of record on March 11, 1994, which was paid on March 31, 1994. The stock prices have been adjusted to reflect the 15% stock dividend.

ITEM 6 - SELECTED FINANCIAL DATA (In thousands, except per share data)


                             December 30,    December 31,    December 25,    December 26,    December 28,
At and For Years Ended          1995            1994            1993(2)        1992            1991
Income Statement Data
    Net sales
       Sporting goods          $73,858        $85,318          $80,397       $78,779         $77,598
       Office and graphic
         arts products          17,321         17,276           14,338        12,548          10,986

     Total net sales            91,179        102,594           94,735        91,327          88,584

     Net income (loss)             448         (2,403)           6,213         1,818            (443)

     Weighted average shares     4,134          4,129            4,111         4,110           4,110

Per Share Data (1)
    Net income (loss)        $     .11      $    (.58)        $   1.51       $   .44         $  (.11)

    Cash dividends                   0              0                0             0               0

Balance Sheet Data
     Working capital            17,069         16,837           22,289         20,920         10,078
     Total assets               57,767         75,883           66,142         60,524         54,799
     Short-term debt            16,732         31,215           16,640         13,715         21,511
     Long-term debt              6,266          9,148           11,563         13,640          5,823

     Total stockholders'
          equity                23,338         22,889           25,163         18,939         17,121

(1) Earnings per common share are based on average shares outstanding adjusted to reflect the Company's 15% stock dividend declared on February 19, 1994. Dilutive effects of stock options were not material in any year.

(2) Includes a cumulative effect adjustment of $3,089,893 relating to the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

1995 Compared to 1994


In 1995, net sales decreased 11.1%, or $11,415,000, to $91,179,000 from $102,594,000 in 1994.

Sporting goods net sales decreased $11,460,000, or 13.4%, to $73,858,000 from $85,318,000. This decrease was in the fourth quarter and was due mainly to weak Christmas shipments in the retail segment.

Office and graphic arts machines and equipment net sales increased $45,000, or .3%, to $17,321,000 from $17,276,000. Graphic arts sales were down about 8.8% and office product sales were up about
1.5%.

Cost of sales of $73,433,000, as a percentage of net sales was 80.6% in 1995 as compared to $83,433,000, or 81.3%, in 1994.
Sporting goods cost of sales, as a percentage of net sales was the same in both years, while office and graphic arts machines and equipment cost of sales was down .8% in 1995 from 1994. A 3% decrease in the Evansville cost of sales percentage was offset by a 7% increase in the cost of sales percentage at Compton, netting out to no change in sporting goods overall. The decrease in the office and graphic arts machines and equipment cost of sales was mainly in factory expense.

Selling, administrative and general expenses totaled $13,867,000 in 1995 as compared to $16,298,000 in 1994. As a percentage of net sales, they were 15.2% in 1995 as compared to 15.9% in 1994. This decrease was in sporting goods mainly and was due to lower sales promotion and advertising expenses and lower sales volume.

In the fourth quarter of 1994, a restructuring charge of $4,340,053 before taxes was recorded as a part of a plan to reduce staff and discontinue a certain product due to notification by a major customer that the product was being removed from its line and would not be ordered any more. This notification was received in December, 1994. In the second quarter of 1995, an additional charge of $1,040,000 was booked that related to the 1994 restructuring charge. This additional amount was for the discontinued product that was written down and was necessary because the product had to be marked down lower than originally projected to sell the inventory. There were no other material differences in the actual vs. estimated costs of the restructuring charge. The exit plan was completed in the fourth quarter of 1995 with the sale of the marked down discontinued product.

Interest expense of $2,268,000 in 1995 was up $148,000, or 7% over 1994's $2,120,000. This increase is due to higher average borrowing levels.

The income tax provision was $387,000. This is an effective tax rate of 46.4%. The difference between this and the actual tax rate is due to nondeductible foreign losses.

Net income for the year of $448,000 compares to a net loss of $2,403,000 in 1994. This is a change of $2,851,000. Sporting goods loss decreased $2,411,000 and office and graphic arts machines and equipment income increased $440,000.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

1994 COMPARED TO 1993


In 1994, net sales increased 8.3%, or $7,859,000, to $102,594,000 from $94,735,000 in 1993. The Company's 1994 fiscal year had 53 weeks as compared to 52 weeks in 1993.

Sporting goods net sales increased $4,921,000, or 6.1%, to $85,318,000 from $80,397,000. This increase was mainly due to increased volume with department store and premium accounts. There was an increase in volume of 16% in dartboard cabinets, fitness machines and game tables offset by a decrease in volume of 24% in archery and basketball.

Office and graphic arts machines and equipment net sales increased $2,938,000, or 20%, to $17,276,000 from $14,338,000. Total graphic arts sales were up 13% while U. S. office product sales were up 25% and export office sales were up 35%. These increases were due to increased volume and the new stamp affixer from the Data-Link acquisition.

Cost of sales, of $83,432,921, as a percentage of net sales, was 81.3% in 1994 as compared to $72,269,412, or 76.3%, in 1993.
Sporting goods cost of sales, as a percentage of net sales was up 6.9% and office and graphic arts machines and equipment cost of sales was down 2%. The increase in the cost of sales of sporting goods was in new products whose costs were higher than originally estimated. These cost increases were in material and tooling. The decrease in cost of sales in office and graphics arts machines and equipment was in material costs.

Selling, administrative and general expenses totaled $16,297,865 in 1994 compared to $15,995,677 in 1993. As a percentage of net sales, they were 15.9% in 1994 and 16.9% in 1993. The decrease as a percentage of net sales was due to higher sales volume. The $302,188 increase in these expenses was in sales promotion and marketing development expenses.

During the fourth quarter of 1994, a restructuring charge of $4,340,053 before taxes was recorded in connection with various restructuring actions taken by the Company to strengthen its sporting goods segment. Product lines and products within those lines were reviewed for sales viability and profitability. This charge included writedowns associated with discontinued products of $2,807,414 for inventory; $802,100 for tooling; $360,000 for royalty minimums; and $370,539 for severance arrangements.

The goodwill set up as a part of the Data-Link acquisition was written off in the fourth quarter. This amounted to $399,000. The main reason for this write off was due to lower sales than projected of the Stamp E-Z affixer in 1994 and anticipated lower sales of this product in 1995 than originally projected. These reduced sales levels are the result of the emergence of a competing product copied after the Stamp E-Z affixer. This product was not in the market at the time of purchase. While the Data-Link product will still be marketed and sold, management determined that the goodwill has no future value.

Interest expense of $2,120,104 in 1994 was up $531,383, or 33.4%, over 1993's $1,588,721. This increase is due to higher short-term borrowing levels and higher interest rates in 1994.

The Company's benefit for income taxes for 1994 was $1,283,983.
This is an effective tax benefit of 34.8%. The difference between this and the actual tax rate is due to nondeductible foreign losses and tax timing differences.

The 1994 net loss of $2,403,421 compares to net income before cumulative effect of accounting change of $3,123,243 in 1993. This reduction in net income of $5,526,664 is mainly due to the restructuring charges and goodwill writedowns with the balance attributable to less profitable operations, as previously discussed.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES
The Company's net cash provided (used) by operating activities was $18,666,358, ($5,697,082), and $4,397,477 in 1995, 1994 and 1993.
Inventory management provided $8,244,785 of cash in 1995 and used $7,636,716 and $1,263,100 of cash in 1994 and 1993. The cash provided in 1995 was from the sale of the excess inventory.
Accounts receivable provided $6,411,341 of cash in 1995 and used $2,717,424 and $3,991,108 in 1994 and 1993. The decrease in year-end receivables in 1995 was due to lower fourth quarter sales.

INVESTING ACTIVITIES
The Company's net cash used by investing activities was $1,048,336, $6,095,344 and $5,792,420 in 1995, 1994 and 1993. The Company used
$1,142,922, $4,262,237 and $5,674,406 in 1995, 1994 and 1993 to
purchase property and equipment.

FINANCING ACTIVITIES
Net cash used by financing activities was $17,363,055 in 1995 and net cash provided by financing activities was $12,304,396 and $878,813 in 1994 and 1993. In 1995, the decrease in cash was primarily attributed to the reduction of short-term debt by $14,887,500 and long-term debt by $2,477,500.

The Company's working capital requirements are funded by cash flow from operations and a domestic short-term line of credit. The maximum amount that could be drawn under its domestic line of credit at year end was $28,000,000, of which $14,350,000 was used. The domestic line of credit has been paid down to $6,250,000 as of March 1, 1996.

EFFECT OF INFLATION
The Company cannot accurately determine the precise effects of inflation; however, there were some increases in sales and costs due to inflation in 1995. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expense levels, improving manufacturing technologies and redesigning products to keep these costs under control.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Item 8 are set forth in Part IV, Item 14.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                            Part III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 26, 1996 under the captions "Certain Beneficial Owners" and "Election of Directors" and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 26, 1996 under the caption "Executive Compensation" and is incorporated herein by reference, except that the information required by Items 402(k) and
(l) of Regulation S-K which appear within such caption under the sub-headings "Compensation and Stock Option Committees" and "Financial Performance" are specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information required under this item is contained in the Registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 26, 1996 under the caption "Certain Beneficial Owners" and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


                            Part IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (A)   Documents filed as a part of this report:

         (1)   FINANCIAL STATEMENTS
               Independent Auditor's Report
               Consolidated financial statements of Escalade, Incorporated and subsidiaries:
                 Consolidated Balance Sheet-December 30, 1995
                 and December 31, 1994
                 Consolidated Statement of Income-fiscal years ended December 30, 1995, December 31, 1994, and December 25, 1993
                 Consolidated Statement of Stockholders' Equity-fiscal years ended December 30, 1995, December 31, 1994 and December 25, 1993
                 Consolidated Statement of Cash Flows-fiscal years ended December 30, 1995, December 31, 1994 and December 25, 1993
                 Notes to consolidated financial statements.

         (2)   FINANCIAL STATEMENT SCHEDULES
               Independent Auditor's Report on financial statement schedule For the three-year period ended December 30, 1995:
                 Schedule II Valuation and qualifying accounts

            All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

         (3)   EXHIBITS
                3.1    Articles of Incorporation of Escalade,
                       Incorporated (a)
                3.2    By-Laws of Escalade, Incorporated (a)
                4.1    Form of Escalade, Incorporated's common
                       stock certificate (a)
               10.1    Licensing agreement between Spalding and
                       Evenflo Companies, Inc. and   Indian
                       Industries, Inc. dated October 1, 1992 and
                       extension
                       letter dated May 25, 1995 (f)
               10.3 Licensing agreement between Sweden Table Tennis AB and Indian Industries, Inc.
                       dated January 1, 1995
               10.4    Amendment to lease agreement dated April 1,
                       1983 among Irving J. Karp,    Trustee of the
                       Karp 1977 Trust, Irving J. Karp, Trustee of the Feldman 1976 Trust and Harvard Sports, Inc. dated September 8, 1992 (f)
               10.5 Lease agreement dated as of May 1, 1977 between City of Evansville and Indian Industries, Inc. (a)
               10.6 Addendum No. 1 to lease agreement (lease agreement dated as of May 1, 1977) dated as of June 1, 1981 between City of Evansville and Indian Industries, Inc. (a)

         (3)     EXHIBITS (continued)
                 10.8  Federal trademark registration 283,766 for
                       Ping-Pong bats and rackets (a)
                 10.9  Federal trademark registration 283,767 for
                       Ping-Pong balls (a)
                 10.10 Federal trademark registration 294,408 for
                       Ping-Pong tables and parts (a)
                 10.11 Federal trademark registration 520,270 for
                       Ping-Pong game (a)
                 10.12 Federal trademark registration 1,003,289 for
                       Mr. Table Tennis table tennis equipment (a)
                 10.13 Federal trademark registration 1,187,832 for
                       Harvard table tennis equipment (a)
                 10.14 Federal trademark registration 1,442,274 for
                       Mini Court  (a)
                 10.15 Federal trademark registration 1,292,167 for
                       Premier table tennis tables and accessories (a)
                 10.16 Federal trademark registration 1,456,647 for
                       Mini Pool  (a)
                 10.17 Trademark Assignment--Federal trademark
                       registration 1,348,890 for Sandmar office
                       machines (b)
                 10.18 Agreement dated January 3, 1993 between Indian
                       Industries, Inc. and International Union of
                       Electronic, Electrical, Salaried, Machine and
                       Furniture Workers, AFL-CIO Local No. 848 (g)
                 10.19 Amendment to agreement dated April 1, 1991
                       between Harvard Sports, Inc. and Food,
                       Industrial and Beverage Warehouse, Driver and
                       Clerical Employees, Local 630 dated January
                       16, 1995 (i)
                 10.20 Lease Agreement dated January 25, 1989 between
                       Orbis International, S.A. DE C.V. and Harvard
                       Sports, Inc. (c)
                 10.21 Amendments to credit agreement dated June 5,
                       1990 between Escalade, Incorporated and Bank
                       One, Indianapolis, National Association dated
                       March 1, 1995, May 31, 1995 and July 15,
                       1995
                 10.30 Mortgage, security agreement, collateral
                       assignment of rents and fixture, filing dated
                       June 4, 1990 between Martin Yale Industries,
                       Inc. and Bank One, Indianapolis, National
                       Association (d)
                 10.31 Trust Indenture between the City of Wabash,
                       Indiana and The Citizens National Bank of
                       Evansville as Trustee dated May 1, 1990
                       relating to the Economic Development Revenue
                       Bonds, Series 1990 (Martin Yale Industries,
                       Inc. Project) (d)
                 10.32 Real Estate Sales Contract dated September 17,
                       1990 between Martin Yale Industries, Inc. and
                       Fritkin-Jones Design Group, Inc. (d)
                 10.33 Stock and Warrant Exchange Agreement dated
                       June 30, 1991 between Escalade and the
                       minority stockholders of Marcy (e)
                 10.34 Lease agreement dated April 1, 1993 between A.
                       C. Properties and Harvard Sports, Inc. (h)
                 21    Subsidiaries of the Registrant
                 23    Consent of Geo. S. Olive & Co.LLC
                 27    Financial Data Schedule

         (4)     EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
                 10.24 The Harvard Sports/Indian Industries, Inc.
                       401(k) Plan as amended and merged in 1993(h)
                 10.26 Martin Yale Industries, Inc. 401(k) Retirement
                       Plan as amended in 1993 (h)
                 10.27 Incentive Compensation Plan for Escalade,
                       Incorporated and its subsidiaries (a)
                 10.28 Escalade, Incorporated 1984 Incentive Stock
                       Option Plan (a)
                 10.29 Example of contributory deferred compensation
                       agreement between   Escalade, Incorporated and
                       certain management employees allowing for deferral of compensation (a)

         (a) Incorporated by reference from the Company's Form S-2 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987.

         (b) Incorporated by reference from the Company's 1988 Annual Report on Form 10-K

         (c) Incorporated by reference from the Company's 1989 Annual Report on Form 10-K

         (d) Incorporated by reference from the Company's 1990 Annual Report on Form 10-K

         (e) Incorporated by reference from the Company's 1991 Second Quarter Report on
                 Form 10-Q

         (f) Incorporated by reference from the Company's 1991 Annual Report on Form 10-K

         (g) Incorporated by reference from the Company's 1992 Annual Report on Form 10-K

         (h) Incorporated by reference from the Company's 1993 Annual Report on Form 10-K

         (i) Incorporated by reference from the Company's 1994 Annual Report on Form 10-K

   (B) No reports on Form 8-K for the fourth quarter ended December 30, 1995 were required to be filed.

                  Independent Auditor's Report



To the Stockholders and Board of Directors
Escalade, Incorporated
Evansville, Indiana


We have audited the consolidated balance sheet of Escalade, Incorporated and subsidiaries as of December 30, 1995 and December 31, 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Escalade, Incorporated and subsidiaries at December 30, 1995 and December 31, 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1995 in conformity with generally accepted accounting principles.

As discussed in the notes to consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.


GEO. S. OLIVE & CO.LLC


Evansville, Indiana
February 9, 1996

                  Escalade, Incorporated and Subsidiaries

                         Consolidated Balance Sheet





December 30 and December 31                   1995                      1994
Assets
     Current assets
       Cash                             $ 1,246,668             $    994,501
       Receivables, less
       allowances of $726,352 and
          $777,195                       25,285,014               31,871,914
       Inventories                       15,151,696               24,436,481
       Prepaid expenses                     266,770                  258,462
       Income tax refundable                275,000                  398,909
       Deferred income tax benefit        1,828,489                1,644,261
                                        -----------             ------------
         Total current assets            44,053,637               59,604,528

     Property, plant and equipment       11,223,763               13,709,966
     Other assets                         1,827,628                1,862,373
     Deferred income tax benefit            662,326                  705,699
                                        -----------             ------------
                                        $57,767,354              $75,882,566
                                        ===========             ============


Liabilities and Stockholders' Equity
   Current liabilities
     Notes payable--bank                $14,350,000             $29,237,500
     Current portion of long-term debt    2,382,500               1,977,500
     Trade accounts payable               2,369,637               3,585,944
     Accrued liabilities                  7,553,307               7,967,063
     Federal income tax payable             329,072
                                        -----------             -----------
       Total current liabilities         26,984,516              42,768,007
                                        -----------             -----------

   Other liabilities
     Long-term debt                       6,265,500              9,148,000
     Deferred compensation                1,178,863              1,077,762
                                        -----------             ----------
                                          7,444,363             10,225,762
                                        -----------             ----------

Stockholders' equity
  Preferred stock
     Authorized 1,000,000 shares;
     no par value, none issued
  Common stock
     Authorized 10,000,000 shares;
     no par value Issued and
     outstanding 4,133,954
     and 4,133,361 shares for
     1995 and 1994                       17,572,397             17,570,452
   Retained earnings                      5,766,078              5,318,345
                                        -----------             ----------
                                         23,338,475             22,888,797
                                        -----------             ----------

                                        $57,767,354             $75,882,566
                                        ===========             ===========

See notes to consolidated financial statements.

                Escalade, Incorporated and Subsidiaries

                   Consolidated Statement of Income
Years Ended December 30, December 31,
   and December 25                      1995            1994            1993
Net Sales                               $91,178,757     $102,594,116    $94,734,870
                                        -----------     ------------    -----------
Costs, Expenses and Other Income
  Cost of products sold                  73,443,333       83,432,921     72,269,412
  Selling, administrative and
    general expenses                     13,867,421       16,297,865     15,995,677
  Restructuring charge                    1,040,000        4,340,053
  Write-off of goodwill                                      399,000
  Interest                                2,267,620        2,120,104      1,588,721
  Other income                             (274,483)        (308,423)      (233,949)
                                        -----------     ------------    -----------
                                         90,343,891      106,281,520     89,619,861
                                        -----------     ------------    -----------

Income (Loss) Before Income Taxes
     and Cumulative Effect of a Change
     in Accounting Method                   834,866       (3,687,404)     5,115,009

Provision (Benefit) for Income Taxes        387,133       (1,283,983)     1,991,766
                                        -----------     ------------    -----------

Income (Loss) Before Cumulative
  Effect of a Change in Accounting
  Method                                    447,733       (2,403,421)     3,123,243

Cumulative Effect of Change in
     Accounting for Income Taxes                                          3,089,893
                                        -----------     ------------    -----------

Net Income (Loss)                       $   447,733     $ (2,403,421)   $ 6,213,136
                                        -----------     ------------    -----------

Per Share Data
  Income (loss) before cumulative
    effect of a change in accounting
    method                                     $.11            $(.58)          $.76
  Cumulative effect of change in
    accounting for income taxes         -----------     ------------    -----------                                        .75

  Net income (loss) per share                  $.11            $(.58)         $1.51
                                        ===========     ============    ===========

  Weighted average shares outstanding     4,133,566        4,128,865      4,110,611

See notes to consolidated financial statements.

                         Escalade, Incorporated And Subsidiaries

                     Consolidated Statement of Stockholders' Equity

                                               Common Stock                Retained
                                        Shares           Amount          Earnings
                                        -------------------------------------------
Balances at December 26, 1992           4,109,734         $11,796,628   $7,142,245

  Exercise of stock options                 2,127              11,313
  Net income                                                             6,213,136
  Common stock dividend                                     5,631,454   (5,631,454)
                                       ----------         -----------   ----------

Balances at December 25, 1993           4,111,861          17,439,395    7,723,927

  Exercise of stock options                21,500             131,057
  Net loss                                                              (2,403,421)
  Cash paid for fractional shares                                           (2,161)
                                       ----------         -----------   ----------
Balances at December 31, 1994           4,133,361          17,570,452    5,318,345

  Exercise of stock options                   593               1,945
  Net income                                                               447,733
                                       ----------        ------------   ----------

Balances at December 30, 1995           4,133,954         $17,572,397   $5,766,078
                                       ==========       =============   ==========

See notes to consolidated financial statements.

                         Escalade, Incorporated And Subsidiaries

                          Consolidated Statement of Cash Flows


Years Ended December 30, December 31
     and December 25                            1995            1994          1993
------------------------------------------------------------------------------------------
Operating Activities
  Net income (loss)                     $   447,733     $(2,403,421)    $6,213,136
  Items not affecting net cash
    provided (used) by
    operating activities
    Depreciation and amortization         3,618,194      4,436,609       3,204,703
    Provision for losses on accounts
      receivable                            175,559        181,732         354,403
    Provision for deferred income
      tax                                  (140,855)    (1,251,833)     (1,098,127)
    Provision for deferred
      compensation                           98,101         93,133          79,256
    Provision for restructuring
      charges                             1,040,000      4,340,053
    Gain on disposals of equipment          (23,293)          (699)         (2,730)
    Amortization of prepaid loan
      fees                                    8,502          8,502           8,502
    Write-off of goodwill                                  399,000
    Change in cash surrender value
          (net of loans and premiums)       (39,407)       (31,298)         (8,075)
    Changes in
      Accounts receivable                 6,411,341     (2,717,424)     (3,991,108)
      Income tax refundable                 123,909       (142,631)      2,558,165
      Inventories                         8,244,785     (7,636,716)     (1,263,100)
      Prepaids                               (8,308)       (57,434)        (52,334)
      Other assets                            9,289         83,509         (51,305)
      Income tax payable                    329,072
      Accounts payable and accrued
        expenses                         (1,628,264)      (998,164)     (1,553,909)
                                         ----------     ----------      ----------
    Net cash provided (used) by
      operating activities               18,666,358     (5,697,082)      4,397,477
                                         ----------     ----------      ----------

Investing Activities
  Premiums paid for life insurance         (131,600)       (35,000)        (85,800)
  Proceeds from non-trade notes
    receivable                                                              21,630
  Purchase of property and equipment     (1,144,922)    (4,262,437)     (5,674,406)
  Proceeds from sale of property and
    equipment                                34,425         10,000          13,700
  Purchase of long-term investments         (99,256)      (917,407)        (73,065)
  Purchase of certain Data-Link
    Corporation assets                                    (900,000)
    Proceeds from sale of long-term
          investments                       290,217          9,500           5,521
                                         ----------     ----------      ----------
      Net cash used by investing
        activities                       (1,051,136)    (6,095,344)     (5,792,420)
                                         ----------     ----------      ----------

 Financing Activities
   Net increase (decrease) in notes
     payable--bank                     $(14,887,500)   $14,675,000      $2,462,500
   Proceeds from exercise of stock
     options                                  1,945        131,057          11,313
   Cash paid for fractional shares                          (2,161)
   Proceeds from loan against life
     insurance                                              15,000          20,000
   Reduction of long-term debt           (2,477,500)    (2,514,500)     (1,615,000)
                                       ------------   ------------     -----------
     Net cash provided (used) by
       financing activities             (17,363,055)    12,304,396         878,813
                                       ------------   ------------     -----------

Increase (Decrease) in Cash                 252,167        511,970        (516,130)

Cash, Beginning of Year                     994,501        482,531         998,661
                                       ------------   ------------    ------------
Cash, End of Year                      $  1,246,668   $    994,501    $    482,531
                                       ============   ============    ============

Supplemental Cash Flows Information

    Interest paid                      $  2,332,038   $ 1,864,327     $ 1,503,958
    Income taxes paid (refunded), net      (413,773)      891,607      (2,558,165)
    Fixed assets in accounts payable         10,000        11,799          72,137

See notes to consolidated financial statements.

                  Escalade, Incorporated and Subsidiaries

                 Notes to Consolidated Financial Statements


  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Escalade is primarily engaged in the manufacture and sale of sporting goods and office and graphic arts products. The Company is located in Evansville, Indiana and has four manufacturing facilities, one in Evansville, Indiana, Compton, California, Tijuana, Mexico, and Wabash, Indiana. The Company sells products to customers throughout the United States and provides foreign shipments of sporting goods through a foreign sales corporation. The consolidated financial statements include the accounts of all significant subsidiaries. Intercompany transactions have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Inventories are stated at the lower of cost or market. Cost is based on the first-in, first-out method.

The Company has long-term marketable equity securities, which are included in other assets on the consolidated balance sheet and are recorded at fair value. The effects of Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, is not material to the financial statements.

Land, buildings and equipment are recorded at cost. Contracts under which certain facilities are leased have been treated as purchases. Provisions for depreciation and amortization are computed by the straight-line and double declining balance methods.

The estimated useful lives used in computing depreciation are as follows:

                                                        Years

Buildings                                               20 to 30
Leasehold improvements                                  4 to  8
Machinery and equipment                                 5 to 15
Tooling, dies and molds                                 2 to  4


Maintenance and repairs are expensed and major renewals and improvements are capitalized. The cost of assets sold or otherwise disposed of, and the related allowances for depreciation, are eliminated from the accounts in the year of disposal and the resulting gains or losses are included in operations.

Earnings per common share information is based on average shares outstanding adjusted for stock dividends. Dilutive effects of stock options and warrants were not material in any year.

The Company's fiscal year ends on the Saturday nearest December 31, within the calendar year.
Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements


The Company has an employee profit sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal
Revenue Code, for non-union employees. It is the Company's policy to fund costs accrued on a current basis.

Deferred federal income taxes applicable to the difference between financial statement income and taxable income and the bases of assets and liabilities for financial statement and tax purposes are provided in the financial statements.

The Company paid no cash dividends during the last three fiscal years. The Company's existing bank indebtedness restricts the payment of cash dividends which would exceed 25% of consolidated net income for any fiscal year.

On February 19, 1994, the Board of Directors of the Company declared a 15% stock dividend to stockholders of record on March
11, 1994. The dividend was paid March 31, 1994. All share and per share data was adjusted to reflect the stock dividend.

The Company expenses advertising costs as incurred. Advertising costs were $3,874,981, $5,411,800 and $4,491,089 for 1995, 1994 and
1993.

Research and development costs are charged to income as incurred.
The research and development costs incurred during 1995, 1994 and 1993 were $1,700,000, $2,300,000 and $1,500,000, respectively.

From time to time during the year, the Company's cash accounts exceeded federally insured limits.


  INVENTORIES


December 30 and December 31                     1995            1994

Finished products                               $ 5,323,465     $13,117,361
Work in process                                   3,135,909       3,723,052
Raw materials and supplies                        6,692,322       7,596,068
                                                -----------     -----------

                                                $15,151,696     $24,436,481
                                                ===========     ===========
Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements


  PROPERTY, PLANT AND EQUIPMENT


December 30 and December 31                     1995            1994

Land                                            $   340,210     $  340,210
Buildings and leasehold improvements              9,672,666      9,862,687
Machinery and equipment                          23,051,491     27,321,979
                                               ------------     ----------
                                                 33,064,367     37,524,876
Accumulated depreciation and amortization       (21,840,604)   (23,814,910)
                                               ------------     ----------

                                               $ 11,223,763    $13,709,966
                                               ============    ===========

  LONG-TERM DEBT


December 30 and December 31                        1995            1994

Mortgage payable, due in annual installments
  varying from $307,500 in 1996 to $340,500
  in 1997, 88% of prime (current prime 8 1/4%),
  due 1997, secured by real estate                $  648,000      $  925,500

Mortgage payable, due in annual installments
  varying from $200,000 in 1996 to $500,000
  in 2005, interest varies from 7.55% to 7.95%,
  due 2005, secured by plant facility,
  machinery and equipment, and letter of credit    3,500,000       3,700,000

Term loan, due in quarterly installments
  varying from $625,000 in 1996 to $1,000,000
  in 1997, interest varies from prime plus .75%
  or London Interbank Offered Rate (LIBOR)
  plus 2.50%, unsecured                            4,500,000       6,500,000
                                                 -----------     -----------
                                                   8,648,000      11,125,500
Portion classified as current                     (2,382,500)     (1,977,500)
                                                ------------    ------------

                                                $  6,265,500    $  9,148,000
                                                ============    ============

Maturities of long-term indebtedness for the ensuing five years are: 1996, $2,382,500; 1997, $3,265,500; 1998, $300,000; 1999,
$300,000; 2000, $300,000 and thereafter, $2,100,000.

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements


The mortgages payable and term loan agreements contain certain restrictive covenants, of which the more significant include maintenance of specified net worth and working capital, restrictions on capital expenditures and dividends, and maintenance of specified ranges of current and leverage ratios. At December 30, 1995, the Company was in violation of the net worth covenant; however, the lender waived compliance with this covenant.


  STOCK OPTIONS AND WARRANTS

A total of 227,700 common shares were initially reserved for issuance of stock options under the 1984 Stock Option Plan. At the Company's 1991 annual meeting, the stockholders approved an amendment to the Incentive Stock Option Plan increasing the total number of common shares reserved for issuance of stock options to 345,000. Total options granted under this plan are 331,205 and the date for granting options expired on October 26, 1994.

Stock option transactions (adjusted for the 1994 15% stock dividend) are summarized as follows:


                        1995                        1994                1993
                        --------------------------------------------------------------
                                   Option                Option                 Option
                        Shares     Price         Shares  Price        Shares    Price
                        --------------------------------------------------------------
Outstanding at
beginning
  of year               204,211    $3.26 to     162,358  $3.26 to     139,415   $3.26 to
                                                          6.93                   8.59
Issued during year                               71,374  $5.50 to
                                                          7.25         81,650    6.30 to
                                                                                 6.93
Canceled or expired       7,037                  (8,021)              (56,580)
Exercised during year       593    $3.26        (21,500) $3.26 to               $3.26 to
                                                          6.30         (2,127)  $6.72
                         ---------------------------------------------------------------
Outstanding at end of
  year                            $3.26 to              $3.26 to                $3.26 to
                        196,581    7.25         204,211 $7.25         162,358    6.93
                        =======                 =======               =======
Exercisable at end
  of year                92,925                  45,928                33,672
                        =======                 =======               =======


The options granted in 1993 and 1994 are exercisable at the rate of 25% over each of the four years beginning in 1994 and 1995.

In connection with the Company's 1987 public offering of its common stock, the Company sold to Oppenheimer & Co., Inc., the representative of the underwriters for such offering, warrants to purchase 75,900 shares of common stock for $.85 per warrant, or an aggregate of $65,000. Each warrant gives the holder the right to buy one share of the Company's common stock at a price equal to $12.33. Each warrant became exercisable on September 2, 1988 and the initial termination date of September 1, 1992 was extended by three years to September 1, 1995. These warrants expired during 1995.

To acquire all of the common stock of Marcy Fitness Products, Inc., the Company exchanged 272,113 Escalade warrants with an exercise price of $9.13 per share. The warrants are exercisable until August 19, 1999. These warrants are outstanding at December 30, 1995.
Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements


  OPERATING LEASES

The Company leases manufacturing, warehousing and office space at three locations. The Company's Evansville facilities are held subject to a mortgage. The Company leases its Compton facilities for $29,600 per month from October 1, 1990 through March 31, 1998. The Company has a five-year option to extend the lease. On April 1, 1993, the Company leased a new warehouse facility adjacent to its Compton facilities for $21,000 per month through March 31, 1998. The Company has a five year option to extend this lease. The Company intends to vacate this warehouse facility in 1996 and will negotiate a lease cancellation.

At December 30, 1995, the minimum rental payments under noncancelable leases with terms of more than one year are as follows:


Years Ending                                     Amount
--------------------------------------------------------------------
1996                                            $  636,192
1997                                               632,723
1998                                               152,587
                                                ----------
                                                $1,421,502
                                                ==========

The following schedule shows the composition of total rental expense for operating leases except those with terms of a month or less:



                               1995          1994       1993
                            --------------------------------------
Rentals                     $638,670     $656,670       $663,544
                            ======================================

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements


  INCOME TAXES

Provision for income taxes consists of the following:

Years Ended December 30, December 31,
     and December 25                        1995        1994            1993
--------------------------------------------------------------------------------
Current
  Federal                               $329,072        $   132,240
  State                                  198,916           (164,390)
                                        ---------------------------
                                         527,988            (32,150)
                                        ---------------------------
Deferred
  Federal                                (85,548)        (1,070,217)    $1,591,255
  State                                  (55,307)          (181,616)       400,511
                                        ------------------------------------------
                                        (140,855)        (1,251,833)     1,991,766
                                        ------------------------------------------

                                        $387,133        $(1,283,983)    $1,991,766
                                        ==========================================

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

Years Ended December 30, December 31,
   and December 25                          1995            1994            1993
-----------------------------------------------------------------------------------
Income tax at statutory rate            $283,854        $(1,253,717)    $1,739,103
Increase (decrease) in income tax
  resulting from
  Recurring permanent differences
    (goodwill amortization, dividend
    exclusion, and non-deductible
    officers' life insurance expense)     (5,522)            10,196          7,595
  State tax expense (benefit)--
    net of federal effect                 94,782           (228,364)       264,337
  Benefit of foreign subsidiary
    loss not recognized                  138,846             76,373         19,886
  Other                                 (124,827)           111,529        (39,155)
                                       -------------------------------------------
    Provision (benefit) for income
      taxes recorded                    $387,133        $(1,283,983)    $1,991,766
                                       ===========================================

The Company had alternative minimum tax credit carryforwards in the amount of $362,713 at December 30, 1995. Such credits do not have expiration dates.

The $834,866 income before income taxes for the year ended December 30, 1995 was comprised of $408,370 foreign losses and $1,243,236 domestic income. The $3,687,404 loss before income taxes for the year ended December 31, 1994 was comprised of $224,626 foreign losses and $3,462,778 domestic losses.

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements


In 1993, the Company adopted SFAS No. 109. The change required by SFAS No. 109 resulted in the recording of a deferred tax asset of $3,089,893 in the first quarter of 1993.

At December 30, 1995 and December 31, 1994, a cumulative deferred tax asset of $2,490,815 and $2,349,960 is included in current and other assets.

The components of the net deferred tax asset were as follows:


December 30 and December 31             1995            1994
-----------------------------------------------------------------------

Depreciation                    $   78,654              $   32,534
Deferred compensation              447,662                 473,676
Valuation reserves                 851,968                 774,001
Net operating loss carryover                               272,823
Alternative minimum tax
  credit carryover                 362,713                 220,594
Differences in accounting
  for royalties                     88,390                 144,000
Differences in accounting
  for goodwill                     135,846                 148,960
Differences in accounting
  for employee benefits            234,877                 283,372
Differences in accounting
  for lease expense                182,672
Differences in accounting
  for professional fees            108,033
                               ------------------------------------
                               $ 2,490,815              $2,349,960
                               ====================================


  EMPLOYEE BENEFIT PLANS

The Company has an employee profit sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $60,940, $111,808 and $343,563 for 1995, 1994 and 1993.

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements


  SEGMENT INFORMATION AND CONCENTRATIONS

Years Ended December 30, December 31,
     and December 25                       1995             1994            1993
                                                    (In Thousands)
-----------------------------------------------------------------------------------------
Sales to unaffiliated customers
  Sporting goods                        $73,858         $ 85,318        $80,397
  Office and graphic arts products       17,321           17,276         14,338
                                     ----------------------------------------------
  Total consolidated                    $91,179         $102,594        $94,735
                                     ==============================================

Operating profit (loss)
  Sporting goods                        $ (262)         $ (4,303)       $ 4,623
  Office and graphic arts products       3,363             2,872          2,105
  Corporate                               (273)             (445)          (258)
                                    -----------------------------------------------
  Total consolidated                     2,828            (1,876)         6,470
  Consolidated other income                274               309            234
                                    -----------------------------------------------
                                         3,102            (1,567)         6,704
  Consolidated interest expense          2,267             2,120          1,589
                                    -----------------------------------------------
  Consolidated income (loss) from
     operations before income taxes    $   835          $ (3,687)       $ 5,115
                                    ===============================================

  Identifiable assets
    Sporting goods                    $43,122           $61,475         $55,108
    Office and graphic
      arts products                    10,317            10,039           9,072
    Corporate                           4,328             4,369           1,962
                                    -----------------------------------------------
    Total assets                      $57,767           $75,883         $66,142
                                    ===============================================

  Depreciation and
    amortization
    charged to operations
    Sporting goods                   $  2,886           $ 3,827         $ 2,625
    Office and graphic
      arts products                       732               610             580
                                    -----------------------------------------------

    Total consolidated               $  3,618           $ 4,437         $ 3,205
                                    ===============================================

  Capital expenditures
    Sporting goods                   $    617           $ 3,750         $ 5,324
    Office and graphic
      arts products                       526               452             361
                                    -----------------------------------------------
                                     $  1,143           $ 4,202         $ 5,685
                                    ===============================================

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements


The Company operates principally in two industries, sporting goods and office and graphic arts products. The Company sells its products primarily to retailers located throughout the United States. Operations in the sporting goods industry consist of production and sale of table tennis tables and accessories, archery equipment, home pool tables and accessories, combination bumper pool and card tables, game tables, basketball backboards, goals and poles, darts, dart cabinets, volleyball and badminton equipment, junior sporting goods including Mini Ping Pong, Mini Pool , Mini Court basketball and Shot Clock basketball and home fitness machines, weight benches, cast iron weight sets, and other home fitness accessories. The Company has a licensing agreement with Spalding to manufacture and distribute basketball backboards, goals and poles; volleyball and badminton sets, croquet, horseshoe, tether ball, bocce ball, flying discs, indoor darts, table tennis sets and pool accessories under the Spalding brand name.
Operations in the office and graphic arts products industry consist of production and sale of paper trimmers, paper folding machines, paper drills, collators, decollators, bursting machines, letter openers, automated paper joggers, electric staplers, checksigners, stamp affixers, paper shredders, bindery carts, platemakers, sinks, light tables, cameras and related accessories.

Operating profit is total revenue less operating expenses. In computing operating profit neither interest expense nor income taxes have been deducted.

Identifiable assets are principally those assets used in each industry. Corporate assets are principally deferred taxes, marketable equity securities and the cash surrender value of life insurance.

In 1995, approximately 42% of the sporting goods were sold to Sears, Roebuck & Co. (34% of consolidated sales). In 1994 and 1993, the percentages were 32% (27% consolidated) and 23% (20% consolidated). At December 30, 1995, accounts receivable included $10,439,845 due from Sears, Roebuck & Co.

During 1994, the Company announced that it intended to distribute
100% of the stock of its wholly owned subsidiary, Martin Yale
Industries, Inc., to its stockholders.  The Company's Board of
Directors will discuss this distribution and other ways of increasing stockholder value in future meetings.

Approximately 44% of the Company's labor force is covered by collective bargaining agreements. Management acknowledges that there usually will be differences between Company offers and union demands during negotiations. However, management has no reason to expect such differences to result in protracted conflict. The current contracts all expire in 1997.

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements


  CERTAIN SIGNIFICANT ESTIMATES

Management's estimates that influence the financial statements are normally based on knowledge and experience about past and current events and assumptions about future events. The following estimates affecting the financial statements are particularly sensitive because of their significance, and it is at least reasonably possible that a change in these estimates will occur in the near term:

  Product warranty reserves based on an analysis of customers' product return histories, current status, sales volume and management's expectations from new products introduced into the market.

  Customer allowance reserves based on agreements for customer purchase rebates and shared advertising, and prior year's shipments.

  Inventory valuation reserves based on estimates of costs of inventory amounts overstocked or obsolete in excess of realizable value.


  ADDITIONAL INFORMATION


December 30 and December 31               1995          1994
----------------------------------------------------------------------

Accrued Liabilities
  Employees' compensation               $1,031,435      $1,569,859
  Payroll taxes and taxes withheld
    from employees' compensation           167,499         280,238
  Taxes other than taxes on income         460,066         229,915
  Accrued interest                         182,362         291,933
  Customer volume discounts payable      1,522,000       2,131,852
  Other accrued items                    4,189,945       3,463,266
                                       ---------------------------

                                        $7,553,307      $7,967,063
                                       ===========================

Long-Term Marketable Equity Securities
  (included in other assets)            $  517,493      $  445,497
                                       ===========================

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements


  LINE OF CREDIT

The Company has available an unsecured line of credit for short-term borrowings. The line-of-credit arrangement is based upon a written agreement and can be withdrawn at the banks' option. At December 30, 1995, the line of credit for short-term borrowings aggregated $28,000,000, of which $14,350,000 was borrowed. The interest rate on the line of credit is at the Bank One
Indianapolis, N.A. prime rate plus .50%. A LIBOR option is also available to use for the interest rate. This line of credit is subject to the same restrictive covenants that are as discussed in the long-term debt footnote to the consolidated financial statements.


  DEFERRED COMPENSATION PLAN

In October, 1985, the Board of Directors approved the adoption of a Contributory Deferred Compensation Plan pursuant to which some recipients of incentive compensation could elect to defer receipt thereof. For each dollar of deferred compensation, the Company provided a 75% matching amount. Amounts deferred earn interest at the rate of 9%. Such amounts are not intended to be recognized for tax purposes until receipt. All deferrals allowed under this plan have been made. Participants have no vested rights in deferred amounts credited to their accounts and are general creditors of the Company until such amounts are actually paid.


  COMMITMENTS AND CONTINGENCIES

At December 30, 1995, standby letters of credit aggregated
$4,000,000, of which the Company was obligated in the amount of $769,076 relating to the purchase of certain raw materials and finished goods from suppliers.

Additionally, the Company has obtained a letter of credit for the benefit of the mortgage holders. At December 30, 1995, the balance of the letter of credit was $3,649,479. It is to be used in the event of a default in either interest or principal payments.

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements


  RESTRUCTURING CHARGE

During the fourth quarter of 1994, a restructuring charge of $4,340,053 before taxes was recorded in connection with various restructuring actions taken by the Company to strengthen its sporting goods segment. Product lines and products within those lines were reviewed for sales viability and profitability. This charge included writedowns associated with discontinued products of $2,807,414 for inventory; $802,100 for tooling; $360,000 for royalty minimums; and $370,539 for severance arrangements.

The exit plan for this restructuring charge was completed in the fourth quarter of 1995. In the second quarter of 1995, an additional $1,040,000 restructuring charge was taken as a part of the 1994 restructuring charge. This additional amount, related to the discontinued product writedown, was the result of larger than anticipated markdowns to sell this inventory. There were no other material differences in the actual vs. estimated costs of the exit plan. The exit plan was completed in the fourth quarter of 1995 with the sale of the marked down discontinued product.


  SUMMARY OF QUARTERLY RESULTS


                                (In Thousands, Except Per Share Data)
                                              (Unaudited)

1995                    March 25        July 15         October 7       December 30
------------------------------------------------------------------------------------
Net sales               $18,110         $19,160         $22,857         $31,052
Gross profit              3,993           3,459           4,805           5,479
Net income (loss)           (41)         (1,418)            589           1,318
Earnings (loss) per
  share                    (.01)           (.34)            .14             .32

1994                    March 19        July 9          October 1       December 31
------------------------------------------------------------------------------------
Net sales               $14,200         $19,340         $25,395         $43,659
Gross profit              2,612           3,606           5,530           7,413
Net income (loss)          (677)         (1,030)            657          (1,353)
Earnings (loss) per
  share                    (.16)           (.25)            .16           (.33)


  ACQUISITIONS

ACQUISITION OF SWEDEN TABLE TENNIS AB
On February 2, 1994, the Company, along with the Bandstigen Family and AB Traction, purchased Sweden Table Tennis AB. The Bandstigen Family of Sweden has been actively involved with table tennis internationally since the late 1960's. AB Traction is a major Swedish venture-capital company. Sweden Table Tennis AB manufactures and distributes products under the Stiga and Banda brand names. These products are sold in 75 countries throughout the world. Sweden Table Tennis AB has offices and warehousing in Eskilstuna, Sweden and a manufacturing plant in Tranas, Sweden. Escalade is the North American distributor of Stiga brand products and is the world's only licensed manufacturer of Stiga table tennis tables.

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements


Escalade owns 37.5%, the Bandstigen Family owns 37.5% and AB Traction owns 25% of Sweden Table Tennis AB. The Company made an equity investment of 675,000 SEK and a loan of 3,000,000 SEK ($85,357 and $379,363 in U. S. dollars). The loan has an interest rate of 12.75%. Interest on the loan was paid through October 31, 1995. The investment in Sweden Table Tennis AB by all the principals was switched to Valhalla and Sweden Table Tennis is now owned by Valhalla, which is owned by the same principals in the same percentages.

ACQUISITION OF CREATUM AB (NOW VALHALLA FASTIGHETS AB)
On June 20, 1994, the Company, along with the Bandstigen Family, each purchased 37.5% of Creatum AB from AB Traction. Creatum AB owns the real estate in Eskilstuna, Sweden where Sweden Table Tennis AB has its offices and warehousing. Creatum AB leases these facilities to Sweden Table Tennis AB. The Company made an equity investment of 91,500 SEK and a loan of 2,062,000 SEK ($11,693 and $262,908 in U. S. dollars). The loan had an interest rate of 12.50% and was paid in 1995. The name was changed in 1995 to Valhalla Fastighets AB.

ACQUISITION OF PACIFIC WORLD TRADE, INC.
On June 7, 1994, the Company acquired a 10% ownership interest in Pacific World Trade, Inc. (PWT). PWT is an Indiana based company and will provide Escalade with two primary services, including the management of the purchasing and supply and sales and distribution functions in Asia. The 10% equity investment totalled $142,500.

Acquisition of Certain Data-Link Corporation Assets
In July, 1994, Martin Yale Industries, Inc., a wholly-owned subsidiary of the Company, acquired certain assets of Data-Link
Corporation (Data-Link), which was a manufacturer of certain stamp affixing products. The purchase price was $900,000, and is allocated as follows:






Inventories                                     $150,000
Equipment                                        351,000
Goodwill                                         399,000
                                               ---------
                                                $900,000
                                               =========

The combination was accounted for by using the purchase method. The consolidated statement of income includes the results of operations from the acquired division from the date acquired. Historical results of operations prior to acquisition for the assets acquired are not available and, therefore, no historical data has been presented.

The remaining goodwill set up as a part of the Data-Link acquisition was written off in the fourth quarter. This amounted to $399,000. The main reason for this write off was due to lower sales than projected in 1994 and anticipated lower sales in 1995 than originally projected. These reduced sales levels are the result of the emergence of a competing product copied after the Stamp E-Z affixer. This product was not on the market at the time of purchase. While the Data-Link product will still be marketed and sold, management determined that the goodwill has no future value. Sales are only one-half of original expectations.


                  Independent Auditor's Report



Stockholders and Board of Directors
Escalade, Incorporated
Evansville, Indiana


We have audited the consolidated financial statements of Escalade, Incorporated as of December 30, 1995 and December 31, 1994 and for each of the three years in the period ended December 30, 1995 and have issued our report thereon dated February 9, 1996; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Escalade, Incorporated listed in
Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


GEO. S. OLIVE & CO. LLC


Evansville, Indiana
February 9, 1996

                         Escalade, Incorporated and Subsidiaries

                     Schedule II   Valuation and Qualifying Accounts



Col. A                                  Col. B          Col. C                          Col. D          Col. E
------------------------------------------------------------------------------------------------------------------

                                                        Additions
                                                       ----------
                                                                        Charged
                                      Balance at                        to Other                       Balance
                                      Beginning   Charged to Costs      Accounts        Deductions     at End
Description                           of Period    and Expenses         Describe        Describe (2)   of Period
------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
  accounts and discounts (1)
Fiscal year ended December 30, 1995     $777,195        $175,559                        $226,402        $726,352
Fiscal year ended December 31, 1994      650,111         181,732                          54,648         777,195
Fiscal year ended December 25, 1993      630,874         354,403                         335,166         650,111


(1)  Deducted from related assets
(2) Accounts charged off, less recoveries

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED



By: C. W. BILL REED
    ____________________________________     March 15, 1996
    C. W. "Bill" Reed
   President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        Chairman and Director
ROBERT E. GRIFFIN       (Principal Executive
___________________     Officer)                        March 15, 1996
Robert E. Griffin
                        Secretary and Treasurer
JOHN R. WILSON          (Principal Financial
___________________     Officer)                        March 15, 1996
John R. Wilson

BLAINE E. MATTHEWS JR.
____________________    Director                        March 15, 1996
Blaine E. Matthews, Jr.

A. GRAVES WILLIAMS, JR.
___________________     Director                        March 15, 1996
A. Graves Williams, Jr.

GERALD J. FOX
___________________     Director                        March 15, 1996
Gerald J. Fox

KEITH P. WILLIAMS
___________________     Director                        March 15, 1996
Keith P. Williams

YALE BLANC
___________________     Director                        March 15, 1996
Yale Blanc

ROBERT D. ORR
____________________    Director                        March 15, 1996
Robert D. Orr

                                                     Exhibit 21


            Escalade, Incorporated and Subsidiaries

           List of Subsidiaries at December 30, 1995




                                State or Other          Percent of Voting
                                Jurisdiction of         Securities Owned
Parent                          Incorporation           by Parent
--------------------------------------------------------------------------

Escalade, Incorporated                  Indiana

Subsidiaries
  Indian Industries, Inc. (1)           Indiana                 100%
  Martin Yale Industries, Inc. (1)      Indiana                 100%
  Harvard Sports, Inc. (1)              California              100%
  Escalade, International Limited (1)   United Kingdom          100%





(1) Each subsidiary company so designated has been included in Consolidated Financial Statements for all periods following its acquisition. See Notes to Consolidated Financial Statements.

                                                     Exhibit 23


                 Independent Auditor's Consent


We consent to the incorporation by reference in Registration
Statement No. 33-16279 of Escalade, Incorporated on Form S-8 of our report dated February 9, 1996, appearing in this Annual Report on Form 10-K of Escalade, Incorporated for the year ended December 30, 1995.





Evansville, Indiana
March 18, 1996