Form 10-Q
period 1996-03-23
ESCALADE INC
filed 1996-04-12
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended March 23, 1996
                  Commission File Number 0-6966


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

                              812-467-1200
                              ------------

          Securities registered pursuant to Section 12(b) of the Act
                                NONE
                                ----

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


     The number of shares of Registrant's common stock (no par value) outstanding as of April 10, 1996 : 4,123,954










                         INDEX


                                                       Page No.

Part I.   Financial Information:

Item 1 -  Financial Statements:

          Consolidated Condensed Balance Sheet --
           March 23, 1996, March 25, 1995, and
               December 30, 1995                                      3

          Consolidated Condensed Statement of Income --
          Three Months Ended March 23, 1996 and March 25,1995         4


          Consolidated Condensed Statement of Cash Flows --
           Three Months Ended March 23, 1996 and March 25, 1995       5

          Notes to Consolidated Condensed Financial Statements        6

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations:                      7-8


Part II.  Other Information                                           8

          Signatures                                                  8






PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

(Dollars in Thousands)             March 23,      March 25,      December 30,
                                   1996           1995           1995
ASSETS                             ------------------------------------------
Current assets:
     Cash                               $   261   $   118        $ 1,247
     Receivables, less allowances of
     $753, $589 and $726                 12,830    10,645         25,285
     Inventories                         15,994    27,067         15,152
     Prepaid expense                        119       198            267
     Income tax refundable                  ---       399            275
     Deferred income tax benefit          1,828     1,631          1,828
                                        -------   -------        -------
TOTAL CURRENT ASSETS                     31,032    40,058         44,054


Property, plant, and equipment           33,273    37,908         33,064
Accum. depr. and amortization           (22,508)  (24,718)       (21,840)
                                        -------   -------        -------
                                         10,765    13,190         11,224

Deferred income tax benefit                 662       706            662
Other assets                              1,819     1,850          1,827
                                        -------   -------        -------
                                        $44,278   $55,804        $57,767
                                        =======   =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable - bank               $   200   $11,500        $14,350
     Current portion of long-term debt    3,007     2,478          2,383
     Trade accounts payable               3,032     2,802          2,370
     Accrued liabilities                  7,472     6,428          7,553
     Federal income tax payable             202                      329
                                        -------   -------        -------
TOTAL CURRENT LIABILITIES                13,913    23,208         26,985

Other Liabilities:
     Long-term debt                       5,641     8,648          6,265
     Deferred compensation                1,203     1,100          1,179
                                        -------   -------        -------
                                          6,844     9,748          7,444
Stockholders' equity:
     Preferred stock:
     Authorized 1,000,000 shares;
       no par value, none issued
     Common stock:
     Authorized 10,000,000 shares;
       no par value,Issued and
       outstanding - 4,123,954,
       4,133,361, and 4,133,954 at
       3-23-96, 3-25-95, and 12-30-95

                                        $17,523   $17,571        $17,572
     Retained earnings                    5,998     5,277          5,766
                                        -------   -------        -------
                                        $23,521   $22,848        $23,338
                                        -------   -------        -------
                                        $44,278   $55,804        $57,767
                                        =======   =======        =======

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                        Three Months Ended
                                   -------------------------------
                                   March 23, 1996 March 25, 1995
                                   -------------- --------------

Net sales                               $15,381        $18,110

Costs, expenses and other income:
     Cost of products sold               11,128         14,117
     Selling, administrative and
     general expenses                     3,552          3,521
     Interest                               309            571
     Other income                           (55)           (53)
                                        -------        -------
                                         14,934         18,156

INCOME (LOSS) BEFORE INCOME TAXES           447            (46)


Provision (benefit) for income taxes        215             (5)
                                        -------        -------
NET INCOME (LOSS)                       $   232        $   (41)
                                        =======        =======


Per share data:

NET INCOME (LOSS)                       $   .06        $  (.01)
                                        =======        =======


See notes to Consolidated Condensed Financial Statements.




ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)

                                        Three Months Ended
                                        March 23, 1996   March 25, 1995
Operating Activities:                   -------------------------------

     Net Income (Loss)                       $   232        $   (41)

     Depreciation and amortization               668            903

     Adjustments necessary to reconcile
     net income to net cash provided by
     operating activities                     12,522         16,381
                                             -------        -------

     Net cash provided by operating
     activities                               13,422         17,243
                                             -------        -------

Investing Activities:

     Purchase of property and equipment         (209)          (383)
                                             -------        -------

     Net cash used by investing activities      (209)          (383)
                                             -------        -------

Financing Activities:

     Net decrease in notes pay.- bank        (14,150)       (17,737)
     Purchase of common stock                    (49)           ---
                                             -------        -------

     Net cash used by financing activities   (14,199)       (17,737)
                                             -------        -------

Decrease in cash                                (986)          (877)

Cash, beginning of period                      1,247            995
                                             -------        -------

Cash, end of period                          $   261        $   118
                                             =======        =======



See notes to Consolidated Condensed Financial Statements.










               ESCALADE, INCORPORATED AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              (UNAUDITED)



Note A - Basis of Presentation
- ------------------------------

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 23, 1996, March 25, 1995, and December 30, 1995 and the results of operations and changes in financial position for the three months ended March 23, 1996 and March 25, 1995. The balance sheet at December 30, 1995 was derived from the audited balance sheet included in the 1995 annual report to shareholders.

Note B - Seasonal Aspects
- -------------------------

     The results of operations for the three month periods ended March 23, 1996 and March 25, 1995 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
- -------------------------------------------

                              3-23-96   3-25-95   12-30-95
                              -------   -------   --------

               Raw Materials  $ 6,655   $10,472   $ 6,692

               Work In Process  3,153     3,619     3,136

               Finished Goods   6,186    12,976     5,324
                              -------   -------   -------
                              $15,994   $27,067   $15,152
                              =======   =======   =======

Note D - Earnings Per Share
- ---------------------------

     Earnings (loss) per common and common equivalent shares are based on average shares outstanding. Dilutive effects of stock options on net income
(loss) are not material.  The number of shares used to calculate earnings
(loss) per share for the three months ended March 23, 1996 and March 25, 1995 was 4,133,359 and 4,133,361.

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


RESULTS OF OPERATIONS

FIRST QUARTER COMPARISON 1996 vs. 1995


     Net sales were $ 15,381,000 in the first quarter of 1996 as compared to $18,110,000 in the first quarter of 1995 a decrease of $2,729,000 or 15.1%. Sales of sporting goods decreased $3,349,000 or 23.5% and sales of office and graphic arts products increased $620,000 or 16.2%.

     The decrease in sporting goods sales was mainly due to decreased volume in the dartboard cabinet product line. The increase in office and graphic arts machines and equipment sales is primarily due to increased market share in the office machines and equipment product line.

     Cost of sales was $11,128,000 in the first quarter of 1996 as compared to $14,117,000 in the first quarter of 1995, a decrease of $2,989,000 or 21.2%.

     Cost of sales as a percentage of net sales was 72.3% in the first quarter of 1996 as compared to 78.0% in the first quarter of 1995. Sporting goods cost of sales as a percentage of net sales decreased 4.2% and office and graphic arts cost of sales as a percentage of net sales decreased 1.6%. These decreases in the cost of sales percentage of net sales were due to lower material costs and reduced direct labor costs.

     Selling, general, and administrative expenses were $3,552,000 in the first quarter of 1996 as compared to $3,521,000 in the first quarter of 1995, an increase of $31,000 or .9%.

     Selling, general and administrative expenses as a percentage of net sales was 23.1% in the first quarter of 1996 as compared to 19.4% in the first quarter of 1995. This increase as a percentage of net sales was mainly due to decreased sales volume.

     Interest expense decreased $262,000 to $309,000 in 1996 from $571,000 in 1995, a decrease of 45.9% due to decreased borrowing levels.











LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities was $13,422,000 in the first quarter of 1996 as compared to $17,243,000 in the first quarter of 1995. Most of the cash provided by operating activities was from collection of the year end accounts receivable during the first quarter. The net accounts receivable balance at the end of the year was $25,285,000 and at the end of the first quarter the net accounts receivable balance was $12,830,000. The Company's net cash used for investing activities was $209,000 in the first quarter of 1996 as compared to $383,000 in the first quarter of 1995. This decrease of $174,000 was in the purchase of property and equipment. The Company's net cash used by financing activities was $14,199,000 in the first quarter of 1996 as compared to $17,737,000 in the first quarter of 1995. Most of the cash used by financing activities was for the pay down of notes payable - bank. At the end of the year, the notes payable - bank was $14,350,000 and at the end of the first quarter notes payable - bank was $200,000.

     The Company's working capital requirements are currently funded by cash flow from operations, a domestic line of credit in the amount of $28,000,000, and a letter of credit facility in the amount of $4,000,000. The outstanding loans under the domestic line of credit bear interest at either of the following rates, as selected by the Company from time to time; the bank's prime lending rate or the London Inter-Bank Offered Rate plus 1.25%. The Company's domestic line of credit agreement expires on May 31, 1996 and will be renewed during the second quarter.

     The Company reactivated its stock buy back program in the first quarter of 1996. Under the plan the Company purchased 10,000 shares at $4.9375 per share during the first quarter.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 23, 1996.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ESCALADE, INCORPORATED



Date:April 10, 1996           Robert E. Griffin
     --------------           ----------------------------
                              Robert E. Griffin
                              Chairman and Chief
                              Executive Officer



Date:April 10, 1996           John R. Wilson
     --------------           ----------------------------
                              John R. Wilson
                              Vice President and
                              Chief Financial Officer