Form 10-Q
period 1996-07-13
ESCALADE INC
filed 1996-08-02
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                For the quarter ended July 13, 1996
                   Commission File Number 0-6966


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


     The number of shares of Registrant's common stock (no par value) outstanding as of August 1, 1996 :4,111,889












                         INDEX


                                                                 Page No.

Part I.   Financial Information:

Item 1 -  Financial Statements:

          Consolidated Condensed Balance Sheet (Unaudited)
           July 13, 1996, July 15, 1995, and
               December 30, 1995                                          3

          Consolidated Condensed Statement of Income (Unaudited)
          Three Months and Six Months Ended
          July 13, 1996 and July 15,1995                                  4

          Consolidated Condensed Statement of Cash Flows (Unaudited)
           Six Months Ended July 13, 1996 and July 15, 1995               5

          Notes to Consolidated Condensed Financial Statements            6

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations:                          7-9


Part II.       Other Information                                          9

          Signatures                                                      9



































PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

(Dollars in Thousands)                 July 13,       July 15,  December 30,
                                         1996          1995           1995
ASSETS                                  ------------------------------------
Current assets:
     Cash                               $   387     $   351    $  1,247
     Receivables, less allowances of
     $849, $690 and $726                 12,800      13,501      25,285
     Inventories                         23,250      27,141      15,152
     Prepaid expense                        208         310         267
     Income tax refundable                  ---         199         275
     Deferred income tax benefit          1,648       2,750       1,828
                                        -------     -------     -------
TOTAL CURRENT ASSETS                     38,293      44,252      44,054

Property, plant, and equipment           33,909      38,185      33,064
Accum. depr. and amortization           (23,411)    (25,906)    (21,840)
                                        -------     -------     -------
                                         10,498      12,279      11,224

Deferred income tax benefit                 642         706         662
Other assets                              1,816       1,847       1,827
                                        -------     -------     -------
                                        $51,249     $59,084     $57,767
                                        =======     =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable - bank               $ 6,825     $17,600     $14,350
     Current portion of long-term debt    3,858       2,727       2,383
     Trade accounts payable               4,687       2,670       2,370
     Accrued liabilities                  7,241       6,328       7,553
     Federal income tax payable              84         ---         329
                                        -------     -------     -------
TOTAL CURRENT LIABILITIES                22,695      29,325      26,985

Other Liabilities:
     Long-term debt                       3,340       7,198       6,265
     Deferred compensation                1,067       1,131       1,179
                                        -------     -------     -------
                                          4,407       8,329       7,444
Stockholders' equity:
     Preferred stock:
     Authorized 1,000,000 shares;
      no par value, none issued
     Common stock:
     Authorized 10,000,000 shares;
      no par value,Issued and
      outstanding - 4,111,889
      4,133,361, and 4,133,954 at
      7-13-96, 7-15-95, and 12-30-95

                                         17,461      17,571      17,572
     Retained earnings                    6,686       3,859       5,766
                                        -------     -------     -------
                                         24,147      21,430      23,338
                                        -------     -------     -------
                                       $ 51,249     $59,084     $57,767
                                        =======     =======     =======

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                Three Months Ended      Six Months Ended
                                 July 13,   July 15,    July 13,  July 15,
                                  1996      1995        1996      1995
                                  -------------------------------------------

Net sales                         $ 19,574   $19,160     $ 34,955  $37,270

Costs, expenses and other income:
     Cost of products sold          13,816    15,701       24,944   29,818
     Selling, administrative and
     general expenses                4,315     4,100        7,867    7,621
     Restructuring charge             ---      1,040         ---     1,040
     Interest                          295       679          604    1,250
     Other income                     ( 61)      (42)        (116)     (95)
                                    -------  -------      -------  -------
                                    18,365    21,478       33,299   39,634

INCOME (LOSS) BEFORE INCOME TAXES    1,209    (2,318)       1,656   (2,364)


Provision (benefit)                    521      (900)         736     (905)
for income taxes                   -------   -------      -------  -------


NET INCOME (LOSS)                 $    688   $(1,418)     $   920  $(1,459)
                                   =======   =======      =======  =======


Per share data:

NET INCOME (LOSS)                 $    .16   $  (.34)        .22    $ (.35)
                                   =======   =======     =======   =======


See notes to Consolidated Condensed Financial Statements.
























ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)



                                                 Six Months Ended
                                            July 13,1996     July 15,1995
Operating Activities:                       -------------------------------

     Net Income (Loss)                           $   920          $(1,459)

     Depreciation and amortization                 1,571            2,091

     Adjustments necessary to reconcile
     net income to net cash provided by
     operating activities                          6,580           12,222
                                                 -------          -------

     Net cash provided by operating
     activities                                    9,071           12,854
                                                 -------          -------

Investing Activities:

     Purchase of property and equipment             (845)            (660)
                                                 -------          -------

     Net cash used by investing activities          (845)            (660)
                                                 -------          -------

Financing Activities:

     Net decrease in notes pay.- bank             (7,525)         (11,637)
     Reduction of long-term debt                  (1,450)          (1,201)
     Proceeds from exercise of stock options          3             ---
     Purchase of Common Stock                       (114)           ---
                                                 -------          -------

     Net cash used by financing activities        (9,086)         (12,838)
                                                 -------          -------

Decrease in cash                                   ( 860)            (644)

Cash, beginning of period                          1,247              995
                                                 -------          -------

Cash, end of period                               $  387          $   351
                                                 =======          =======



See notes to Consolidated Condensed Financial Statements.








ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation
- ------------------------------

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of July 13, 1996, July 15, 1995, and December 30, 1995 and the results of operations and changes in financial position for the six months ended July 13,1996 and July 13, 1995. The balance sheet at December 30, 1995 was derived from the audited balance sheet included in the 1995 annual report to shareholders.

Note B - Seasonal Aspects
- -------------------------

     The results of operations for the six month periods ended July 13, 1996 and July 15, 1995 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
- -------------------------------------------

                                  7-13-96   7-15-95   12-30-95
                                  -------   -------   --------
               Raw Materials      $ 8,156   $10,433    $ 6,692
               Work In Process      3,281     3,540      3,136
               Finished Goods      11,813    13,168      5,324
                                  -------   -------    -------
                                  $23,250   $27,141    $15,152
                                  =======   =======    =======

Note D - Earnings Per Share
- ---------------------------

     Earnings (loss) per common and common equivalent shares are based on average shares outstanding. Dilutive effects of stock options on net income
(loss) are not material. The number of shares used to calculate earnings (loss) per share for the six months ended July 13, 1996 and July 15, 1995 was 4,122,359 and 4,133,361.

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

RESULTS OF OPERATIONS

SECOND QUARTER COMPARISON 1996 vs. 1995


     Net sales were $19,574,000 in the second quarter of 1996 as compared to $19,160,000 in the second quarter of 1995 an increase of $414,000 or 2.2%. Sales of sporting goods decreased $388,000 or 2.7% and sales of office and graphic arts products increased $802,000 or 15.9%.

     The sporting goods sales decrease was mainly in the dartboard cabinet product line. Office and graphic arts machines and equipment sales increased mainly due to increased export sales and increases in graphic dealer and buying group business.

     Cost of sales was $13,816,000 in the second quarter of 1996 as compared to $15,701,000 in the second quarter of 1995, a decrease of $1,885,000 or 12.0%.

     Cost of sales as a percentage of net sales was 70.6% in the second quarter of 1996 as compared to 82.0% in the second quarter of 1995. Sporting goods cost of sales as a percentage of net sales decreased 13.9% and office and graphic arts cost of sales as a percentage of net sales decreased 1.4%. The decrease in the sporting goods cost of sales percentage of net sales was due to lower material cost (22%), lower labor costs (26%), and lower overhead costs (52%). The decrease in office and graphic arts cost of sales percentage of net sales was due to lower material costs.

     Selling, general, and administrative expenses were $4,315,000 in the second quarter of 1996 as compared to $4,100,000 in the second quarter of 1995, an increase of $215,000 or 5.20%.

     Selling, general and administrative expenses as a percentage of net sales was 22.0% in the second quarter of 1996 as compared to 21.4% in the second quarter of 1995. This increase as a percentage of net sales was mainly due to increased selling expenses in the office and graphic arts products segment.

     Interest expense decreased $384,000 to $295,000 in 1996 from $679,000 in 1995, a reduction of 56.6% due to lower borrowing levels.
















RESULTS OF OPERATIONS CONTINUED

FIRST HALF COMPARISON 1996 VS. 1995

     Net sales were $34,955,000 in the first half of 1996 as compared to $37,270,000 in the first half of 1995, a decrease of $2,315,000 or 6.2%. Sales of sporting goods decreased $3,737,000 or 13.2% and sales of office and graphic arts products increased $1,422,000 or 16.0%.

     The decrease in sporting goods was mainly due to decreased volume in the dartboard cabinet product line. In the office and graphic arts products segment, the increase in sales is due mainly to expanded distribution and new products.

     Cost of sales was $24,944,000 in the first half of 1996 as compared to $29,818,000 in 1995, a decrease of $4,874,000 or 16.3%.

     Cost of sales as a percentage of net sales was 71.4% in the first half of 1996 as compared to 80.0% in the first half of 1995. This decrease is due to lower factory expenses mainly in depreciation, and warehousing costs, lower labor costs and lower material costs.

     Selling, general, and administrative expenses were $7,867,000 in the first half of 1996 as compared to $7,621,000 in the first half of 1995, an increase of $246,000 or 3.2%.

     Selling, general, and administrative expenses as a percentage of net sales were 22.5% in 1996 as compared to 20.4% in 1995. The increase in these expenses as a percentage of net sales was mainly due to an increase in office and graphic arts equipment sales which carry higher selling expenses.

     Interest expense was $604,000 in the first half of 1996 as compared to $1,250,000 in the first half of 1995, a decrease of $646,000 or 51.7%. The decrease was due to lower average borrowing levels in the first half of 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities was $9,071,000 in the first half of 1996 as compared to $12,854,000 in the first half of 1995. Most of the cash provided by operating activities was from collection of the year end accounts receivable. The net accounts receivable balance at the end of the year in 1995 was $25,285,000 and at the end of the first half of 1996, the net accounts receivable balance was $12,800,000. The Company's net cash used for investing activities was $845,000 in the first half of 1996 as compared to $660,000 in the first half of 1995. This increase of $185,000 was in the purchase of property and equipment. The Company's net cash used by financing activities was $9,086,000 in the first half of 1996 as compared to $12,838,000 in the first half of 1995. Most of the cash used by financing activities was for the pay down of notes payable - bank. At the end of the year in 1995, the notes payable - bank was $14,350,000 and at the end of the first half of 1996, notes payable - bank was $6,825,000.

     The Company's working capital requirements are currently funded by cash flow from operations, a domestic line of credit in the amount of $18,000,000, and a letter of credit facility in the amount of $4,000,000.

     Inventories at the end of the first half of 1996 were $23,250,000 as compared to $27,141,000 in the first half of 1995,a decrease of $3,891,000.






PART II.  OTHER INFORMATION

Item 1, 2, and 3. Not Required.

Item 4. Submission of Matters to a Vote of Securities Holders.

The annual meeting of the Registrant was held at Evansville, Indiana on April 26, 1996. Proxy materials had been circulated on March 22, 1996, proposing the reelection of the seven members of the Board of Directors to a one year term and the appointment of Geo. S. Olive & Co.LLC, to serve as independent auditors of the Company for the year 1996.

The stockholders approved the reelection of Yale A. Blanc, Gerald J. Fox, Robert
E. Griffin, Blaine E. Matthews, Jr., Robert D. Orr, A. Graves Williams, Jr., and Keith P. Williams to the Board of Directors and the appointment of Geo. S. Olive & Co.LLC as the Company's independent auditors.

Item 5. Not Required.

Item 6. Exhibits and Reports on Form 8-K.

(b)     Reports on Form 8-K - There were no reports on Form 8-K filed for the six months ended July 13, 1996.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ESCALADE, INCORPORATED


Date:     August 2, 1996      ROBERT E. GRIFFIN
          --------------      ----------------------------
                              Robert E. Griffin
                              Chairman and Chief
                              Executive Officer


Date:     August 2, 1996      JOHN R. WILSON
          --------------      ----------------------------
                              John R. Wilson
                              Vice President and
                              Chief Financial Officer