Form 10-Q
period 1996-10-05
ESCALADE INC
filed 1996-10-28
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
               For the quarter ended October 5, 1996
                   Commission File Number 0-6966


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


     The number of shares of Registrant's common stock (no par value) outstanding as of October 23, 1996 : 3,102,827














                         INDEX


                                                                     Page No.

Part I.   Financial Information:

Item 1 -  Financial Statements:

          Consolidated Condensed Balance Sheet (Unaudited)
          October 5, 1996, October 7, 1995, and
          December 30, 1995                                                3

          Consolidated Condensed Statement of Income (Unaudited)
          Three Months and Nine Months Ended
          October 5, 1996 and October 7,1995                               4

          Consolidated Condensed Statement of Cash Flows (Unaudited)
          Nine Months Ended October 5, 1996 and October 7, 1995            5

          Notes to Consolidated Condensed Financial Statements             6

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations:                           7-9


Part II.  Other Information                                                9

          Signatures                                                       9




PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
(Dollars in Thousands)                  October 5,     October 7,     December 30,
                                        1996           1995           1995
ASSETS                                  ------------------------------------
Current assets:
     Cash                               $   352         $   264        $ 1,247
     Receivables, less allowances of
     $583, $776 and $726                 20,036         20,641          25,285
     Inventories                         23,484         25,408          15,152
     Prepaid expense                        246            383             267
     Income tax refundable                  ---            199             275
     Deferred income tax benefit          1,558          2,333           1,828
                                        -------        -------         -------
TOTAL CURRENT ASSETS                     45,676         49,228          44,054

Property, plant, and equipment           34,469         35,884          33,064
Accum. depr. and amortization           (24,084)       (24,548)        (21,840)
                                        -------        -------         -------
                                         10,385         11,336          11,224

Deferred income tax benefit                 632            706             662
Other assets                              1,876          1,856           1,827
                                        -------        -------         -------
                                        $58,569        $63,126         $57,767
                                        =======        =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable - bank               $ 8,925        $19,000         $14,350
     Current portion of long-term debt    2,300          2,853           2,383
     Trade accounts payable               5,086          4,149           2,370
     Accrued liabilities                  9,528          7,378           7,553
     Federal income tax payable             573          ---               329
                                        -------        -------         -------
TOTAL CURRENT LIABILITIES                26,412         33,380          26,985

Other Liabilities:
     Long-term debt                      14,400          6,573           6,265
     Deferred compensation                1,091          1,153           1,179
                                        -------        -------         -------
                                         15,491          7,726           7,444
Stockholders' equity:
     Preferred stock:
     Authorized 1,000,000 shares;
      no par value, none issued
     Common stock:
     Authorized 10,000,000 shares;
      no par value, Issued
      and outstanding - 3,102,827,
      4,133,811, and 4,133,954
      at 10-05-96, 10-07-95,
      and 12-30-95
                                          8,463         17,572          17,572
     Retained earnings                    8,203          4,448           5,766
                                        -------        -------         -------
                                         16,666         22,020          23,338
                                        -------        -------         -------
                                        $58,569        $63,126         $57,767
                                        =======        =======         =======

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)
                                           Three Months Ended                  Nine Months Ended
                                           Oct. 5,  Oct. 7,                    Oct. 5,   Oct. 7,
                                           1996     1995                       1996      1995
                                         -------------------------------------------------------
Net sales                                $23,142    $22,857                    $58,097   $60,127

Costs, expenses and other income:
     Cost of products sold                15,891     18,052                     40,835    47,870
     Selling, administrative and
     General expenses                      4,222      3,224                     12,089    10,845
     Restructuring charge                  -----      -----                      -----     1,040
     Interest                                355        566                        959     1,816
     Other income                            (47)       (52)                      (163)     (147)
                                         -------   --------                    -------  --------
                                          20,421     21,790                     53,720    61,424

INCOME (LOSS) BEFORE INCOME TAXES          2,721      1,067                      4,377    (1,297)


Provision (benefit)                        1,204        478                      1,940      (427)
for income taxes                         -------    -------                    -------   -------


NET INCOME (LOSS)                        $ 1,517    $   589                    $ 2,437   $  (870)
                                         =======    =======                    =======   =======


Per share data:

NET INCOME (LOSS)                        $   .38    $   .14                    $   .60    $ (.21)
                                         =======    =======                    =======   =======

See notes to Consolidated Condensed Financial Statements.


ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)
                                                     Nine Months Ended

                                                     Oct. 5, 1996   Oct. 7, 1995
Operating Activities:                          -------------------------------
     Net Income (Loss)                                $ 2,437        $(  870)

     Depreciation and amortization                      2,244          3,161

     Adjustments necessary to reconcile
     net income to net cash provided by
     operating activities                               2,311          9,701
                                                      -------       --------

     Net cash provided (used) by
     operating activities                               6,992         11,992
                                                      -------       --------

Investing Activities:

     Purchase of property and equipment                (1,405)          (787)
                                                      -------       --------

     Net cash used by investing activities             (1,405)          (787)
                                                      -------       --------

Financing Activities:

     Net inc.(dec.) in notes pay.- bank                (5,425)       (10,237)
     Net inc.(dec.) in long-term debt                   8,052         (1,700)
     Proceeds from exercise of stock options               28              1
     Purchase of Common Stock - Dutch Auction
      & Open Market                                    (9,137)         -----
                                                      -------         ------

     Net cash used by financing activities             (6,482)       (11,936)
                                                      -------         ------

Decrease in cash                                         (895)          (731)

Cash, beginning of period                               1,247            995
                                                      -------         ------

Cash, end of period                                   $   352         $  264
                                                      =======         ======


See notes to Consolidated Condensed Financial Statements.











ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation
------------------------------

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of October 5, 1996, October 7, 1995, and December 30, 1995 and the results of operations and changes in financial position for the nine months ended October 5, 1996 and October 7, 1995. The balance sheet at December 30, 1995 was derived from the audited balance sheet included in the 1995 annual report to shareholders.

Note B - Seasonal Aspects
-------------------------

     The results of operations for the nine month periods ended October 5, 1996 and October 7, 1995 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                              10-5-96   10-7-95   12-30-95
                              -------   -------   --------
               Raw Materials  $ 6,777   $10,810    $ 6,692
               Work In Process  3,491     3,599      3,136
               Finished Goods  13,216    10,999      5,324
                              -------   -------    -------
                              $23,484   $25,408    $15,152
                              =======   =======    =======

Note D - Earnings Per Share
---------------------------

     Earnings (loss) per common and common equivalent shares are based on average shares outstanding. Dilutive effects of stock options on net income
(loss) are not material. The number of shares used to calculate earnings (loss) per share for the nine months ended October 5, 1996 and October 7, 1995 was 4,076,670 and 4,133,454.

Note E - Income Taxes
---------------------

     The provision (benefit) for income taxes was computed based on financial statement income (loss).

Note F - Dutch Auction Tender Offer
-----------------------------------

     During the third quarter of 1996, the Company conducted a Dutch Auction Tender Offer which was completed on September 24, 1996 with the purchase of 1,016,682 shares at $8.875 per share for a total of $9,023,053. The shares purchased were retired.











ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

        AND RESULTS OF OPERATIONS


     The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.


RESULTS OF OPERATIONS

THIRD QUARTER COMPARISON 1996 vs. 1995

     Net sales were $23,142,000 in the third quarter of 1996 as compared to $22,857,000 in the third quarter of 1995, an increase of $285,000 or 1.2%. Sales of sporting goods increased $7,000 and sales of office and graphic arts products increased $278,000 or 6.7%.

     Sporting goods net sales were comparable in both quarters. The office and graphic arts products net sales increase was due mainly to increased graphic arts dealer business.

     Cost of sales was $15,891,000 in the third quarter of 1996 as compared to $18,052,000 in the third quarter of 1995, a decrease of $2,161,000 or 12.0%.

     Cost of sales as a percentage of net sales was 68.7% in the third quarter of 1996 as compared to 79.0% in the third quarter of 1995. Sporting goods cost of sales as a percentage of net sales decreased 12.2% and office and graphic arts cost of sales as a percentage of net sales decreased .5%. The decrease in the sporting goods cost of sales percentage of net sales was due to decreased material cost, reduced labor costs and lower factory expenses.

     Selling, general, and administrative expenses were $ 4,222,000 in the third quarter of 1996 as compared to $3,224,000 in the third quarter of 1995, an increase of $998,000 or 30.9%.

     Selling, general and administrative expenses as a percentage of net sales was 18.2% in the third quarter of 1996 as compared to 14.1% in the third quarter of 1995. This increase as a percentage of net sales was mainly due to increased expenses in compensation, allowances, marketing and advertising.

     Interest expense decreased $211,000 or 59.4% from last year's third quarter due to lower borrowing levels.

     Net income for the quarter this year was $1,517,000 as compared to $589,000 last year, an increase of $928,000 or 157.6%. 95% of this increase was in sporting goods.




RESULTS OF OPERATIONS CONTINUED

NINE MONTHS COMPARISON 1996 VS. 1995

     Net sales were $58,097,000 in the first nine months of 1996 as compared to $60,127,000 in the first nine months of 1995, a decrease of $2,030,000 or 3.4%. Sales of sporting goods decreased $3,730,000 or 8.6% and sales of office and graphic arts products increased $1,700,000 or 13.0%.

     The decrease in sporting goods net sales was due mainly to reduced volume in dartboard cabinet business. The increase in net sales for the office and graphic arts product segment was due to increased dealer business, expanded distribution and new products.

     Cost of sales was $40,835,000 in the first nine months of 1996 as compared to $47,870,000 in 1995, a decrease of $7,035,000 or 14.7%.

     Cost of sales as a percentage of net sales was 70.3% in the first nine months of 1996 as compared to 79.6% in the first nine months of 1995. This decrease is due to lower material cost (60%), lower labor cost (11%) and lower factory expense (29%).

     Selling, general, and administrative expenses were $12,089,000 in the first nine months of 1996 as compared to $10,845,000 in the first nine months of 1995, an increase of $1,244,000 or 11.5%.

     Selling, general, and administrative expenses as a percentage of net sales were 20.8% in 1996 as compared to 18.0% in 1995. The increase in these expenses as a percentage of net sales was mainly due to increased compensation expenses, marketing development, customer allowances, sales promotion and rebates.

     Interest expense was $959,000 in the first nine months of 1996 as compared to $1,816,000 in the first nine months of 1995, a decrease of $857,000 or 47.2%. The decrease was due to lower average borrowing levels.

     The net income in the first nine months of 1996 was $2,437,000 as compared to a net loss of $870,000 in the first nine months of 1995. The 1995 loss included a $1,040,000 pre tax charge for restructuring. There was a $3,307,000 improvement comparing 1996 to 1995 and 91.5% of this improvement was in sporting goods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities was $6,992,000 in the first nine months of 1996 as compared to $11,992,000 used in the first nine months of 1995. Most of the cash provided by operating activities in 1996 was from collection of the year end accounts receivable. The net accounts receivable balance at the end of the year in 1995 was $25,285,000 and at the end of the first nine months of 1996, the net accounts receivable balance was $20,036,000. The Company's net cash used for investing activities was $1,405,000 in the first nine months of 1996 as compared to $787,000 in the first nine months of 1995. This increase of $618,000 was in the purchase of property and equipment. The Company's net cash used by financing activities was $6,482,000 in the first nine months of 1996 as compared to $11,936,000 net cash used by financing in the first nine months of 1995. Long term debt increased a gross amount of $10,000,000, with a net increase of $8,052,000. $9,023,000 of the new long term debt was used to purchase 1,016,682 shares of the Company's common stock in a dutch auction tender offer completed on 9-24-96.


LIQUIDITY AND CAPITAL RESOURCES CONTINUED

     The Company's working capital requirements are currently funded by cash flow from operations, a domestic line of credit in the amount of $18,000,000, and a letter of credit facility in the amount of $4,000,000. The outstanding loans under the domestic line of credit bear interest at either of the following rates, as selected by the Company from time to time; the bank's prime lending rate plus .25% or the London Inter-Bank Offered Rate plus 2.00%. The Company's domestic line of credit agreement expires on May 31, 1997.




PART II.  OTHER INFORMATION

Item 1, 2, 3, 4, and 5. Not Required.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits - 10.21 - First and ninth amendments, dated as of September 19, 1996, to credit agreements with Bank One, Indianapolis.


(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine months ended October 5, 1996.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ESCALADE, INCORPORATED


Date:     October 25, 1996              ROBERT E. GRIFFIN
          ----------------              ----------------------------
                                        Robert E. Griffin
                                        Chairman and Chief
                                        Executive Officer


Date:     October 25, 1996             JOHN R. WILSON
          ----------------             ----------------------------
                                       John R. Wilson
                                       Vice President and
                                       Chief Financial Officer