Form 10-K
period 1996-12-28
ESCALADE INC
filed 1997-03-20
CIK 33488

Securities and Exchange Commission
                     Washington, D.C.  20549

                            Form 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
           For the Fiscal Year Ended December 28, 1996
                  Commission File Number 0-6966


                     ESCALADE, INCORPORATED
     (Exact name of registrant as specified in its charter)

      Indiana                                                13-2739290
State of incorporation)                                       (IRS EIN)

         817 Maxwell Avenue, Evansville, Indiana  47717
             (Address of principal executive office)

                         (812) 467-1200
                 (Registrant's telephone number)

   Securities registered pursuant to Section 12(b) of the Act
                              NONE

   Securities registered pursuant to Section 12(g) of the Act
                   Common Stock, No Par Value
                        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES     NO    X

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 28, 1997:  $21,595,956

The number of shares of Registrant's common stock (no par value)
outstanding as of February 28, 1997:  3,094,051

Documents Incorporated by Reference

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April
26, 1997 are incorporated by reference into Part III of this Report.

Index to Exhibits is found on page 15.

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April
26, 1997 are incorporated by reference into Part III of this Report.

The copies of Form 10-K included in this stockholder report exclude supplementary schedules for the years 1996, 1995 and 1994 which were filed as a part of the 10-K with the Securities and Exchange Commission. Such schedules are available to any stockholder on request.


             Escalade, Incorporated and Subsidiaries

                        Table of Contents


                                                                         Page

Part I
Item  1. Business                                                         1
Item  2. Properties                                                       6
Item  3. Legal Proceedings                                                7
Item  4. Submission of Matters to a Vote of Security Holders              7

Part II
Item  5. Market for the Registrant's Common Equity and Related
         Stockholder Matters                                              8
Item  6. Selected Financial Data                                          9
Item  7. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   10
Item  8. Financial Statements and Supplementary Data                     13
Item  9. Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                        13

Part III
Item 10. Directors and Executive Officers of the Registrant              14
Item 11. Executive Compensation                                          14
Item 12. Security Ownership of Certain Beneficial Owners and Management  14
Item 13. Certain Relationships and Related Transactions                  14

Part IV
Item 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                            15

                             Part I


ITEM 1-BUSINESS

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

In 1972, the Company merged with Martin Yale Industries, Inc. (Martin Yale), an Illinois manufacturer of office and graphic arts products and leisure time items such as toys and hobby and craft items. In 1973, the Company acquired both Indian Industries, Inc. (Indian), an Indiana manufacturer of archery equipment and table tennis tables and accessories, and Harvard Table Tennis, Inc., a Massachusetts manufacturer of table tennis accessories. Escalade discontinued the Williams Manufacturing footwear operations in 1976 and sold Martin Yale's leisure time product line to an unaffiliated party in 1979. In 1980, the Company purchased Harvard Sports, Inc. (formerly Crown Recreation
(West), Inc.), a California manufacturer of table tennis tables and home pool tables. In 1983, the Company closed Harvard Table Tennis, Inc. and consolidated it with Harvard Sports, Inc. (Harvard). In 1989, the Company acquired a 55% stock interest in Marcy Fitness Products, Inc. (Marcy), a California manufacturer of home fitness and exercise equipment, such as multi-purpose gyms, barbells, weight benches and recumbent exercise bikes. In 1991, the Company acquired the remaining 45% stock interest and Marcy became a wholly owned subsidiary of Escalade. In 1992, the Company closed Marcy and consolidated its production with the sporting goods operations of Indian and Harvard.

Escalade has diversified within both the sporting goods and office and graphic arts products industries, principally through the introduction of new product lines and acquisitions of related assets and businesses. Escalade expanded its sporting goods business in 1982 with the introduction of basketball backboards, goals and poles. In 1986, the Company acquired the graphic arts-related assets of Geiss America, Inc. and in 1988, the Company acquired the business machine division assets of Swingline, Inc., further expanding the range of products offered within the office machine and equipment product lines. In 1989, the Company started limited manufacturing in Tijuana, Mexico under a shelter program known as "maquiladora", and acquired Marcy. In 1990, the Company built a new manufacturing and office facility in Wabash, Indiana and consolidated the manufacturing of office and graphic arts products into the new facility. In 1992, the company established a European sales office and warehouse based in the United Kingdom under the name of Escalade International Limited. In 1994, the Company purchased certain assets of Data-Link Corporation which manufactured products to apply postage and other stamps.

Escalade's sporting goods products are produced by Indian and Harvard and are sold through a single consolidated sales and marketing group, Escalade Sports. Escalade's office and graphic arts products are manufactured and marketed through Martin Yale.



The following table presents the percentages contributed to Escalade's net sales by each of its business segments:

Fiscal Year                           1996         1995     1994

Sporting goods                       79%           81%       83%
Office and graphic arts products      21           19        17

Total net sales                     100%          100%      100%

For additional segment information, see the notes to consolidated financial statements.


Sporting Goods

Escalade manufactures and sells a variety of sporting goods such as table tennis tables and accessories, archery equipment, home pool tables and accessories, combination bumper pool and card tables, game tables, basketball backboards, goals and poles, darts, dart cabinets, junior sporting goods including Mini Ping Pong, Mini Pool, Mini Courtr basketball and Shot Clock basketball and home fitness machines, weight benches, cast iron weight sets, steppers and other home fitness accessories. Approximately 17% of Escalade's domestic sporting goods shipments are made from Harvard, which primarily services the Company's U.
S. Western marketing region, and 83% of such shipments are made from Indian, which primarily serves the rest of the United States. The majority of foreign shipments are made through Escalade FSC Inc., a foreign sales corporation established by the Company in 1994.

Escalade produces and sells sporting goods under various brand names in addition to its Indian, Harvard and Marcy brand names. Beginning in 1985, Indian and Harvard entered into an agreement with Spalding and Evenflo Companies, Inc. (Spalding) for the exclusive right and license to utilize the Spaldingr trademark in conjunction with the manufacture, sale and distribution in the United States of certain sporting goods product lines. The principal product lines covered by licensing agreements with Spalding are basketball backboards, goals and poles, indoor darts, table tennis sets and pool accessories. Beginning in 1990, Indian entered into an agreement and contract with Baker Sport AB, a Swedish company, for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA for the United States and Canada. Subsequently, Baker Sport AB filed bankruptcy under Swedish laws . A plan of reorganization was instituted and a new company was formed called Sweden Table Tennis AB and, effective February 2, 1994, Escalade purchased 37.5%, the Bandstigen Family purchased 37.5% and AB Traction purchased 25% of Sweden Table Tennis AB.

Escalade also manufactures various sporting goods under private label for Sears Roebuck & Co. (Sears) and various other customers. Many of Escalade's products are sold to Sears, Escalade's largest customer, which accounted for approximately 31% of Escalade's sporting goods item net sales in 1996. No other customer accounted for more than 10% of Escalade's sporting goods net sales in 1996.

Certain of the Company's sporting goods products are subject to the regulation of the Consumer Product Safety Commission. The
Company believes that it is in compliance with such regulations.



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

Escalade produces and sells office and graphic arts products under the Martin Yale brand name and the Premierr trademark. The
Company also manufactures various office and graphic arts products under private label for original equipment manufacturers.

The Company announced in October 1994 that it intended to distribute 100% of the Martin Yale stock to Escalade's stockholders in a tax-free spin-off following the satisfaction of certain contingencies. The Company's management believes that the spin-off will be in the best interests of the Company and its stockholders, although in February 1995 the proposed distribution was delayed until the Company made satisfactory progress in improving Escalade's overall profitability. The Company believes that Escalade's overall profitability has improved to satisfactory levels and that the spin-off should now proceed.
The Company hopes to accomplish the distribution of Martin-Yale stock to Esclade's stockholders after mid-year 1997, subject to a favorable Internal Revenue Service ruling that the distribution will be tax free.

Relationship with Sears

The Company has supplied sporting goods to Sears for over 30 years beginning with sales of archery equipment by Indian to Sears. Sears currently purchases for resale a wide variety of Escalade's sporting goods. Sales to Sears accounted for approximately 24% of Escalade's consolidated sales in 1996 and for approximately 23% and 27% of consolidated sales in 1995 and 1994. Even though the Company has no long-term contracts with Sears, the Company believes that sales to Sears will continue and that relations with Sears are good.

Escalade has been recognized by Sears for its outstanding service in ten of the last eleven years and in twenty of the last twenty-four years. Sears has awarded Escalade the Sears "Partners in Progress Award" during those years based upon quality, service and product innovation. Sears makes this award to less than 80 suppliers each year. During this period, Sears had more than 10,000 suppliers. In 1987, Sears further recognized the Company by awarding Escalade the Sears 1986 "Source of the Year Award" in the recreation-automotive group.



Marketing and Product Development

Escalade has developed its existing product lines to adapt to changed conditions. Escalade believes that it is prepared to react to changing market and economic developments primarily by continuing the quality/price structure of the Company's product lines and by conducting ongoing research and development of new products. Escalade is committed to being customer focused.

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

Escalade conducts much of its marketing efforts through a network of independent sales representatives in the office and graphic arts industries. Marketing efforts in the sporting goods business are coordinated through a marketing department as well as through a network of Company and independent sales representatives.

The Company engaged in ongoing research and development activities for new products in each of its business segments.
Escalade spent approximately $2,300,000 in 1996, $1,700,000 in 1995, and $2,300,000 in 1994 for research and development activities.


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



Licenses, Trademarks and Brand Names

Escalade Sports is licensed to use the Spaldingr trademark pursuant to licensing agreements entered into with Spalding in 1985. The Company pays royalties to Spalding for the use of the Spalding trademark in accordance with certain schedules set forth in the agreements. The licensing agreements further require that the Company pay Spalding certain minimum annual royalties from sales of Spaldingr branded goods and that the Company provide Spalding with periodic reports and maintain quality standards acceptable to Spalding. In 1996, royalties paid by the Company to Spalding were less than 1% of net sales. The Company believes that it currently satisfies all material terms of its agreements with Spalding. The licensing agreements with Spalding expire on September 30, 1997.

Escalade is the owner of several registered trademarks and brand names. For its sporting goods, the Company holds the Ping-Pongr, and Harvardr registered trademarks and utilizes the Indian, Marcyr, Indian Archery and Indian Xi brand names. The Company permits limited uses of the Ping-Pongr trademark by other manufacturers pursuant to various licensing agreements. The Company also owns the Premierr and Sandmarr registered trademarks for its office and graphic arts products, in addition to manufacturing such products under the Martin Yale brand name.


Seasonality

The backlog of unshipped orders by industry segment is shown below at the Company's 1996, 1995, and 1994 fiscal year end. All orders in backlog at year end are generally shipped during the following year. The backlog includes all orders received but not shipped. Escalade's sporting goods business is seasonal and, therefore, the backlog is subject to fluctuations. The increased sporting goods backlog in 1994 was due to a large order for dartboard cabinets to be shipped during the first quarter of 1995.

Years Ended December 28, December 30
   and December 31                          1996         1995           1994
Orders received but not shipped
Sporting goods                          $2,592,800 $3,128,200     $7,043,600
Office and graphic arts products           419,300    392,300        210,600


Employees

The Company employs between 535 and 700 employees, consisting of between 310 and 425 people at Indian's Evansville, Indiana facilities, between 100 and 150 at Harvard's Compton, California and Tijuana, Mexico facilities and approximately 125 employees at Martin Yale's Wabash, Indiana facilities. All hourly rated employees at Evansville are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers AFL-CIO, whose contract expires April 27, 1997. Negotiations will begin in March 1997 and no major problems are expected in the completion of the new contract. All hourly rated employees at Compton are represented by the International Brotherhood of Teamsters whose contract expires on December 31, 1997.

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


ITEM 2-PROPERTIES

The Company operates the following facilities:

Location                                   Size                 Leased
or Owned

Evansville, Indiana                        346,000 sq. ft.      Owned
Compton, California                        102,000 sq. ft.      Leased
Tijuana, Mexico                            50,000 sq. ft.       Owned
Wabash, Indiana                            141,000 sq. ft.      Owned
Swansea, United Kingdom                    13,500 sq. ft.       Owned

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

The Company purchased the building adjacent to its Tijuana facilities for $300,000 in 1996. The two buildings have approximately 50,000 square feet.



The Company believes that its facilities are in excellent condition and suitable for their respective operations. The Evansville, Wabash and Tijuana sites also contain several undeveloped acres which could be utilized for expansion.

The Company believes that all of its facilities are in compliance with applicable environment regulations and is not subject to any proceeding by any federal, state or local authorities regarding such matter. The Company provides regular maintenance and service on its plants and machinery as required.


ITEM 3-LEGAL PROCEEDINGS

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate of resolution of such claims or lawsuits will have a material adverse affect on the business or financial condition of the Company.


ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                             Part II


ITEM 5-MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

The Company's common stock is traded under the symbol "ESCA" on the Nasdaq National Market System. The following table sets forth, for the calendar periods indicated, the high and low bid prices of the Common Stock as reported by the Nasdaq National Market System:

Prices                                          High     Low

1996
First quarter ended March 23, 1996              $5.13      $2.50
Second quarter ended July 13, 1996               5.50       4.75
Third quarter ended October 5, 1996              9.13       4.88
Fourth quarter ended December 28, 1996           9.25       7.75

1995
First quarter ended March 25, 1995               5.25       4.25
Second quarter ended July 15, 1995               4.50       4.00
Third quarter ended October 7, 1995              5.25       4.00
Fourth quarter ended December 30, 1995           4.75       3.63

The closing market price on February 28, 1997 was $10.88 per share.

In the third quarter of 1996, the Company announced its offer to purchase up to $10,000,000 of its common stock at a price per share of $6 to $10. Pursuant to such offer, the Company purchased 1,016,682 shares of its common stock at $8.875 per share in September 1996.

The Company paid no cash dividends during the last two fiscal years. The Company's existing bank indebtedness restricts the payment of cash dividends.

The Company intends to reinvest all of its earnings for use in its business and to finance future expansion. Accordingly, the Company does not anticipate paying cash dividends in the foreseeable future.

There were approximately 400 holders of record of the Company's
Common Stock at February 28, 1997. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 925.

ITEM 6_SELECTED FINANCIAL DATA (In thousands, except per share data)

                        December 28    December 30, December 31, December 25  December 26,
                               1996           1995         1994      1993(2)      1992
Income Statement Data
Net sales
Sporting goods              $74,077        $73,858      $85,318     $80,397       $78,779
Office and graphic
arts products                19,132         17,321       17,276      14,338        12,548
Total net sales              93,209          9,179      102,594      94,735        91,327

Net income (loss)             5,247            448       (2,403)      6,213         1,818

Weighted average shares       3,850          4,134        4,129       4,111         4,110

Per Share Data (1)
Net income (loss)             $1.36           $.11        $(.58)      $1.51          $.44

Cash dividends                    0              0            0           0             0

Balance Sheet Data
Working capital              13,309         17,069       16,837      22,289        20,920
Total assets                 54,430         57,767       75,883      66,142        60,524
Short-term debt              13,675         16,732       31,215      16,640        13,715
Long-term debt                5,500          6,266        9,148      11,563        13,640
Total stockholders'
  equity                     19,305           23,338       22,889      25,163      18,939

(1) Earnings per common share are based on average shares outstanding adjusted to reflect the Company's 15% stock dividend declared on February 19, 1994. Dilutive effects of stock options were not material in any year.

(2) Includes a cumulative effect adjustment of $3,089,893 relating to the adoption of Statement of Financial Accounting
  Standards No. 109, Accounting for Income Taxes.


ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Results of Operations

1996 Compared to 1995


In 1996, net sales increased 2.2%, or $2,030,000, to $93,209,000 from $91,179,000 in 1995.

Sporting goods net sales increased $219,000 from $73,858,000 to $74,077,000. Lower sales in the first three quarters of 1996 were offset by a 14.8% increase in fourth quarter sales over 1995. This increase reflected improved Christmas shipments to retailers in 1996 as compared to 1995.

Office and graphic arts machines and equipment net sales increased $1,811,000, or 10.5%, to $19,132,000 from $17,321,000.
Graphic arts equipment sales were up about $400,000, mainly to dealers, and office product sales were up about $1,400,000, mainly in wholesale, contract stationer and superstore sales.

Cost of sales of $66,703,000 as a percentage of net sales was 7l.6% in 1996 as compared to $73,433,000, or 80.6%, in 1995.
Sporting goods cost of sales as a percentage of net sales decreased 10.1% in 1996 from 1995. Material costs were down about 5%, labor costs were down about 1% and factory expense was down about 4% as a percentage of net sales. The decrease in the office and graphic arts machines and equipment cost of sales as a percentage of net sales was 2.2% and was mainly in material cost.

Selling, administrative and general expenses in 1996 were $16,628,000 as compared to $13,867,000 in 1995. As a percentage of net sales, these expenses were 17.8% in 1996 and 15.2% in 1995. This increase was in advertising, sales promotion, volume discounts, customer allowances and incentives.

Interest expense in 1996 was $1,408,000 as compared to $2,268,000 in 1995, a decrease of $860,000, or 37.9%. This decrease was due to lower short-term borrowing levels in 1996 than in 1995.

The income tax provision for 1996 was $3,513,000 for an effective rate of 40%.

Net income for the year of $5,247,000 compares to net income of $448,000 in 1995. This is an increase of $4,799,000. Sporting goods net income increased about $4,700,000 and office and graphic arts machines and equipment net income increased about $500,000 with the difference being in corporate expenses.



ITEM 7_MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


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

Net income for the year of $448,000 compares to a net loss of $2,403,000 in 1994. This is a change of $2,851,000. Sporting goods loss decreased $2,411,000 and office and graphic arts machines and equipment income increased $440,000.



Liquidity and Capital Resources

Operating Activities
The Company's net cash provided (used) by operating activities was $15,266,154, $18,666,358, and ($5,697,082), in 1996, 1995 and
1994. Inventory management provided $3,699,263 and $8,244,785 of cash in 1996 and 1995 and used $7,636,716 of cash in 1994. Accounts receivable provided $6,411,341 of cash in 1995 and used $2,439,220 and $2,717,424 in 1996 and 1994. The decrease in year-
end receivables in 1995 was due to lower fourth quarter sales.

Investing Activities
The Company's net cash used by investing activities was $1,891,594, $1,051,136 and $6,095,344 in 1996, 1995 and 1994.
The Company used $1,902,127, $1,144,922 and $4,262,437 in 1996,
1995 and 1994 to purchase property and equipment.

Financing Activities
Net cash used by financing activities was $13,301,909 and $17,363,055 in 1996 and 1995 and net cash provided by financing activities was $12,304,396 in 1994. In 1996, the decrease in cash was primarily attributed to the reduction of short-term debt by $10,475,000 less a net increase in long-term debt by $6,652,000. The Company increased its long-term debt in 1996 by $9,000,000 to finance the Dutch Auction purchase of shares of its common stock. During the third quarter of 1996, the Company purchased 1,016,682 shares at $8.875 per share in the Dutch Auction for a total of $9,023,053.

The Company's working capital requirements are funded by cash flow from operations and a domestic short-term line of credit. The maximum amount that could be drawn under its domestic line of credit at year end was $18,000,000, of which $3,875,000 was used. The domestic line of credit has been paid down to zero as of January 13, 1997. The Company expects to pay $8,000,000 of the $12,000,000 term loan from cash flow in the first quarter of 1997. This payment is in advance of the schedule payback and has been classified as current on the balance sheet.

Effect of Inflation
The Company cannot accurately determine the precise effects of inflation; however, there were some increases in sales and costs due to inflation in 1996. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expense levels, improving manufacturing technologies and redesigning products to keep these costs under control.


ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Item
8 are set forth in Part IV, Item 14.


ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
        FINANCIAL DISCLOSURE

None.

                            Part III


ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 26, 1997 under the captions "Certain Beneficial Owners" and "Election of Directors" and is incorporated herein by reference.


ITEM 11-EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 26, 1997 under the caption "Executive Compensation" and is incorporated herein by reference, except that the information required by Items 402(k) and (l) of Regulation S-K which appear within such caption under the sub-headings "Compensation and Stock Option Committees" and "Financial Performance" are specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.


ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information required under this item is contained in the Registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 26, 1997 under the caption "Certain Beneficial Owners" and is incorporated herein by reference.


ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.
                             Part IV


ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(A) Documents filed as a part of this report:

    (1)Financial Statements
         Independent Auditor's Report
         Consolidated financial statements of Escalade,Incorporated and subsidiaries:
           Consolidated balance sheet-December 28, 1996 and
             December 30, 1995
           Consolidated statement of income-fiscal years ended
             December 28, 1996,
             December 30, 1995 and December 31, 1994
            Consolidated statement of stockholders' equity-fiscal
             years ended December 28,
             1996, December 30, 1995 and December 31, 1994
            Consolidated statement of cash flows-fiscal years
             ended December 28, 1996, December 30, 1995 and
             December 31, 1994
            Notes to consolidated financial statements

    (2)Financial Statement Schedules
         Independent Auditor's Report on financial statement schedule
         For the three-year period ended December 28, 1996:
           Schedule II-Valuation and qualifying accounts

        All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

    (3)Exhibits
          3.1  Articles of incorporation of Escalade, Incorporated (a)
          3.2  By-Laws of Escalade, Incorporated (a)
          4.1  Form of Escalade, Incorporated's common stock certificate (a)
         10.1 Licensing agreement between Spalding and Evenflo Companies, Inc. and Indian Industries, Inc. dated October 1, 1992 and extension letter dated May 25, 1995(e)
         10.3 Licensing agreement between Sweden Table Tennis AB and Indian Industries, Inc. dated January 1, 1995 (h)
         10.4  Amendment to lease agreement dated April 1, 1983 among Irving
                J. Karp, Trustee of the Karp 1977 Trust, Irving J. Karp, Trustee of the Feldman 1976 Trust and
                Harvard Sports, Inc. dated September 8, 1992 (e)
         10.8 Federal trademark registration 283,766 for Ping-Pong bats and rackets (a)
         10.9  Federal trademark registration 283,767 for Ping-Pong balls (a)
        10.10 Federal trademark registration 294,408 for Ping-Pong tables and parts (a)
        10.11  Federal trademark registration 520,270 for Ping-Pong game (a)
        10.12 Federal trademark registration 1,003,289 for Mr. Table Tennis table tennis equipment (a)
        10.13 Federal trademark registration 1,187,832 for Harvard table tennis equipment (a)
        10.14  Federal trademark registration 1,442,274 for Mini Court (a)
        10.15 Federal trademark registration 1,292,167 for Premier table tennis tables and accessories (a)
        10.16  Federal trademark registration 1,456,647 for Mini Pool (a)

    (3)Exhibits (continued)

       10.17 Trademark Assignment_Federal trademark registration 1,348,890 for Sandmar office machines (b)
       10.18 Agreement dated January 3, 1993 between Indian Industries, Inc. and International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO Local No. 848 (f)
       10.19 Amendment to agreement dated April 1, 1991 between Harvard Sports, Inc. and Food, Industrial and Beverage Warehouse, Driver and Clerical Employees, Local 630 dated January 16, 1995 (g)
       10.21 Amendment to credit agreement dated May 31, 1996 between Escalade, Incorporated and Bank One, Indianapolis, National Association dated September 19, 1996 (i)
       10.30 Mortgage, security agreement, collateral assignment of rents and fixture, filing dated June 4, 1990 between Martin Yale Industries, Inc. and Bank One, Indianapolis, National Association (c)
       10.31 Trust Indenture between the City of Wabash, Indiana and The Citizens National Bank of Evansville as Trustee dated May 1, 1990 relating to the Economic Development Revenue Bonds, Series 1990 (Martin Yale Industries, Inc. Project) (c)
       10.32 Real Estate Sales Contract dated September 17, 1990 between Martin Yale Industries, Inc. and Fritkin-Jones
               Design Group, Inc. (c)
       10.33 Stock and Warrant Exchange Agreement dated June 30, 1991 between Escalade, Incorporated and the minority stockholders of Marcy (d)
          21 Subsidiaries of the Registrant
          23 Consent of Geo. S. Olive & Co. LLC
          27 Financial Data Schedule

    (4)Executive Compensation Plans and Arrangements
        10.24 The Harvard Sports/Indian Industries, Inc. 401(k) Plan as amended and merged in 1993 (h)
        10.26 Martin Yale Industries, Inc. 401(k) Retirement Plan as amended in 1993 (h)
        10.27 Incentive Compensation Plan for Escalade, Incorporated and its subsidiaries (a)
        10.28  Escalade, Incorporated 1984 Incentive Stock Option Plan (a)
        10.29 Example of contributory deferred compensation agreement between Escalade,Incorporated and certain management employees allowing for deferral of compensation (a)

    (a)Incorporated by reference from the Company's Form S-2
        Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987
    (b) Incorporated by reference from the Company's 1988 Annual Report on Form 10-K
    (c) Incorporated by reference from the Company's 1990 Annual
         Report on Form 10-K
    (d) Incorporated by reference from the Company's 1991 Second Quarter Report on Form 10-Q
    (e) Incorporated by reference from the Company's 1991 Annual Report on Form 10-K
    (f) Incorporated by reference from the Company's 1992 Annual Report on Form 10-K
    (g) Incorporated by reference from the Company's 1994 Annual Report on Form 10-K
    (h) Incorporated by reference from the Company's 1995 Annual Report on Form 10-K
    (i) Incorporated by reference from the Company's 1996 Third Quarter Report on Form 10-Q

(B) No reports on Form 8-K for the fourth quarter ended December 28, 1996 were required to be filed.






                  Index to Financial Statements

             Escalade, Incorporated and Subsidiaries

                  Index to Financial Statements


The following consolidated financial statements of the Registrant and its subsidiaries and Independent Auditor's Report are submitted herewith:




                       Independent Auditor's Report



  To the Stockholders and Board of Directors
  Escalade, Incorporated
  Evansville, Indiana


  We have audited the consolidated balance sheet of Escalade, Incorporated and subsidiaries as of December
  28, 1996 and December 30, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Escalade, Incorporated and subsidiaries at December 28,
  1996 and December 30, 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1996 in conformity with generally accepted accounting principles.


  GEO. S. OLIVE & CO. LLC

  Evansville, Indiana
  February 3, 1997


             Escalade, Incorporated and Subsidiaries

                   Consolidated Balance Sheet


December 28 and December 30            1996                  1995

Assets
Current assets
Cash                             $  1,319,319            $   1,246,668
Receivables, less allowances of
   $681,606 and $726,352           27,296,584               25,285,014
Inventories                        11,452,433               15,151,696
Prepaid expenses                      221,850                  266,770
Income tax refundable                                          275,000
Deferred income tax benefit         1,560,814                1,828,489
                                 ------------           --------------
Total current assets               41,851,000               44,053,637

Property, plant and equipment      10,208,548               11,223,763
Other assets                        1,851,511                1,827,628
Deferred income tax benefit           518,653                  662,326
                                 ------------           --------------
                                  $54,429,712              $57,767,354
                                 ============           ==============
Liabilities and
  Stockholders' Equity
Current liabilities
Notes payable_bank              $  3,875,000               $14,350,000
Current portion of
  long-term debt                   9,800,000                 2,382,500
Trade accounts payable             2,393,980                 2,369,637
Accrued liabilities               11,374,159                 7,553,307
Federal income tax payable         1,099,072                   329,072
                                ------------            --------------
Total current liabilities         28,542,211                26,984,516

Other liabilities
Long-term debt                      5,500,000                6,265,500
Deferred compensation               1,082,790                1,178,863
                                 ------------           --------------
                                    6,582,790                7,444,363
Stockholders' equity
Preferred stock
Authorized 1,000,000 shares;
 no par value, none issued
Common stock
Authorized 10,000,000 shares;
 no par value
Issued and outstanding-3,084,449
 and 4,133,954
shares for 1996 and 1995            8,291,516               17,572,397
Retained earnings                  11,013,195                5,766,078
                                 ------------           --------------
                                   19,304,711               23,338,475
                                 ------------           --------------
                                  $54,429,712              $57,767,354
                                 ============           ==============

See notes to consolidated financial statements.


             Escalade, Incorporated and Subsidiaries

                Consolidated Statement of Income


Years Ended December 28, December 30
   and December 31                           1996          1995         1994

Net Sales                             $93,209,331   $91,178,757  102,594,116
                                     ---------------------------------------
Costs, Expenses and Other Income
Cost of products sold                  66,703,061    73,443,333   83,432,921
Selling, administrative and
  general expenses                     16,628,415    13,867,421   16,297,865
Restructuring charge                                  1,040,000    4,340,053
Write off of goodwill                                                399,000
Interest                                1,408,070     2,267,620    2,120,104
Other income                             (290,666)     (274,483)    (308,423)
                                     ---------------------------------------
                                       84,448,888    90,343,891  106,281,520
                                     ---------------------------------------
Income (Loss) Before Income Taxes       8,760,451       834,866   (3,687,404)

Provision (Benefit) for Income Taxes    3,513,334       387,133   (1,283,983)
                                     ---------------------------------------
Net Income (Loss)                    $  5,247,117  $    447,733  $(2,403,421)
                                     =======================================
Per Share Data
Net income (loss) per share                 $1.36           $.11       $(.58)

Weighted average shares outstanding     3,849,783      4,133,566   4,128,865


See notes to consolidated financial statements.

             Escalade, Incorporated and Subsidiaries

         Consolidated Statement of Stockholders' Equity


                                          Common Stock       Retained
                                    Shares          Amount   Earnings

Balances at December 25, 1993        4,111,861  $17,439,395 $   7,723,927

Exercise of stock options               21,500      131,057
Net loss                                                       (2,403,421)
Cash paid for fractional shares                                    (2,161)
                                     ------------------------------------
Balances at December 31, 1994        4,133,361   17,570,452     5,318,345

Exercise of stock options                  593        1,945
Net income                                                        447,733
                                    -------------------------------------
Balances at December 30, 1995        4,133,954   17,572,397     5,766,078

Exercise of stock options               11,786       38,766
Net income                                                      5,247,117
Purchase of stock                   (1,061,291)  (9,319,647)
                                    -------------------------------------
Balances at December 28, 1996        3,084,449 $  8,291,516   $11,013,195
                                    =====================================

See notes to consolidated financial statements.

             Escalade, Incorporated and Subsidiaries

              Consolidated Statement of Cash Flows

Years Ended December 28, December 30
   and December 31                             1996          1995         1994
Operating Activities
Net income (loss)                      $  5,247,117   $   447,733  $(2,403,421)
Items not affecting net cash provided
  (used) by operating activities
Depreciation and amortization             3,018,039     3,618,194    4,436,609
Provision for losses on accounts
  receivable                                427,650       175,559      181,732
Provision for deferred income tax           411,348      (140,855)  (1,251,833)
Provision for deferred compensation         101,955        98,101       93,133
Provision for restructuring charges                     1,040,000    4,340,053
Gain on disposals of equipment              (60,146)      (23,293)        (699)
Amortization of prepaid loan fees             8,502         8,502        8,502
Write-off of goodwill                                                  399,000
Change in cash surrender value
(net of loans and premiums)                 (47,734)     (39,407)      (31,298)
Changes in
Accounts receivable                      (2,439,220)   6,411,341    (2,717,424)
Income tax refundable                       275,000      123,909      (142,631)
Inventories                               3,699,263    8,244,785    (7,636,716)
Prepaids                                     44,920       (8,308)      (57,434)
Other assets                                 81,149        9,289        83,509
Income tax payable                          770,000      329,072
Accounts payable and accrued expenses     3,728,311   (1,628,264)     (998,164)
                                       ---------------------------------------
Net cash provided (used) by
  operating activities                   15,266,154   18,666,358    (5,697,082)
                                       ---------------------------------------
Investing Activities
Premiums paid for life insurance            (65,800)    (131,600)      (35,000)
Purchase of property and equipment       (1,902,127)  (1,144,922)   (4,262,437)
Proceeds from sale of property and
 equipment                                   76,333       34,425        10,000
Purchase of long-term investments                        (99,256)     (917,407)
Purchase of certain Data-Link
 Corporation assets                                                    (900,000)
Proceeds from sale of long-term
 investments                                             290,217          9,500
                                       ----------------------------------------
Net cash used by investing activities    (1,891,594)  (1,051,136)    (6,095,344)
                                       ----------------------------------------
Financing Activities
Net increase (decrease) in
  notes payable-bank                    (10,475,000) (14,887,500)    14,675,000
Proceeds from exercise of
 stock options                               38,766        1,945        131,057
Cash paid for fractional shares                                          (2,161)
Proceeds from loan against
  life insurance                                                         15,000
Reduction of long-term debt              (7,248,000)  (2,477,500)    (2,514,500)
Purchase of stock                        (9,319,647)
Proceeds from long-term debt             13,900,000
Deferred compensation paid                 (198,028)
                                       ----------------------------------------
Net cash provided (used) by
financing activities                    (13,301,909) (17,363,055)    12,304,396
                                       ----------------------------------------
Increase in Cash                             72,651      252,167        511,970

Cash, Beginning of Year                   1,246,668      994,501        482,531
                                       ----------------------------------------
Cash, End of Year                      $  1,319,319 $  1,246,668    $   994,501
                                       ========================================
Supplemental Cash Flows Information
Interest paid                          $  1,379,847 $  2,332,038    $ 1,864,327
Income taxes paid (refunded), net         2,286,986     (413,773)       891,607
Fixed assets in accounts payable            126,884       10,000         11,799

See notes to consolidated financial statements.

             Escalade, Incorporated and Subsidiaries

           Notes to Consolidated Financial Statements


Nature of Operations and Summary of Significant Accounting
  Policies

Escalade, Incorporated (Company) is primarily engaged in the manufacture and sale of sporting goods and office and graphic arts products. The Company is located in Evansville, Indiana and has four manufacturing facilities, one in Evansville, Indiana; Compton, California; Tijuana, Mexico; and Wabash, Indiana. The Company sells products to customers throughout the United States and provides foreign shipments of sporting goods through a foreign sales corporation. The consolidated financial statements include the accounts of all significant subsidiaries. Intercompany transactions have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories are stated at the lower of cost or market. Cost is based on the first-in, first-out method.

The Company has long-term marketable equity securities, which are included in other assets on the consolidated balance sheet and are recorded at fair value. The effects of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for
Certain Investments in Debt and Equity Securities, is not material to the financial statements.

Land, buildings and equipment are recorded at cost. Contracts under which certain facilities are leased have been treated as purchases. Provisions for depreciation and amortization are computed by the straight-line and double declining balance methods.

The estimated useful lives used in computing depreciation are as follows:

                                                            Years

Buildings                                                   20-30
Leasehold improvements                                      4-8
Machinery and equipment                                     5-15
Tooling, dies and molds                                     2-4

Maintenance and repairs are expensed and major renewals and improvements are capitalized. The costs of assets sold or otherwise disposed of, and the related allowances for depreciation, are eliminated from the accounts in the year of disposal and the resulting gains or losses are included in operations.

Escalade, Incorporated and Subsidiaries
Notes to Financial Statements


The carrying values of all of the Company's financial instruments approximate their fair values.

Earnings per common share information is based on average shares outstanding adjusted for stock dividends. Dilutive effects of stock options and warrants were not material in any year.

The Company's fiscal year ends on the Saturday nearest December
31, within the calendar year.

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

Research and development costs are charged to income as incurred. The research and development costs incurred during 1996, 1995 and 1994 were approximately $2,300,000, $1,700,000 and $2,300,000.

Revenue from the sale of the Company's products is recognized as products are shipped to customers.

The Company has elected to act as a self-insurer for certain costs related to employee health and accident benefit programs. Costs resulting from non-insured losses are charged to income when incurred. The Company has purchased insurance which limits its exposure for individual claims and which limits its aggregate exposure to $1,100,000.


Inventories

December 28 and December 30             1996            1995

Finished products               $  5,082,134     $ 5,323,465
Work in process                    2,709,752       3,135,909
Raw materials and supplies         3,660,547       6,692,322
                                ----------------------------
                                 $11,452,433     $15,151,696
                                ============================

Escalade, Incorporated and Subsidiaries
Notes to Financial Statements


Property, Plant and Equipment

December 28 and December 30              1996          1995

Land                             $    345,210     $ 340,210
Buildings and leasehold
improvements                        9,562,524     9,672,666
Machinery and equipment            21,909,966    23,051,491
                                 --------------------------
                                   31,817,700    33,064,367
Accumulated depreciation
and amortization                  (21,609,152)  (21,840,604)
                                 --------------------------
                                  $10,208,548   $11,223,763
                                 ==========================

Long-Term Debt

December 28 and December 30                       1996              1995

Mortgage payable, paid off in 1996                           $   648,000
Mortgage payable, due in annual
 installments varying from $300,000
 in 1997 to $500,000 in   2005,
 interest varies from 7.65% to 7.95%,
 due  2005, secured by plant facility,
 machinery and equipment, and letter
 of credit                                $  3,300,000         3,500,000
Term loan, due in quarterly
  installments of $500,000,
  interest varies from prime
  plus .25% or London
  Interbank Offered Rate (LIBOR)
  plus 2.25%, secured by equipment,
  inventory, accounts receivable,
  general intangibles and securities        12,000,000         4,500,000
                                          ------------------------------
                                            15,300,000         8,648,000

Portion classified as current               (9,800,000)       (2,382,500)
                                          ------------------------------
                                          $  5,500,000        $6,265,500
                                          ==============================

Maturities of long-term indebtedness for the ensuing five years are: 1997, $9,800,000; 1998, $2,300,000; 1999, $800,000; 2000,
$300,000; 2001, $400,000 and thereafter, $1,700,000.

The Company expects to pay $8,000,000 of the $12,000,000 term loan from cash flow in the first quarter of 1997. This payment is in excess of the scheduled payback and therefore has been classified as current on the balance sheet.

The mortgages payable and term loan agreements contain certain restrictive covenants, of which the more significant include maintenance of specified net worth and working capital, restrictions on capital expenditures and dividends, and maintenance of specified ranges of current and leverage ratios. At December 28, 1996, the Company was in violation of a current ratio covenant dating back to June 4, 1990 on the mortgage payable credit agreement; however, the lender waived compliance with this covenant and agreed to delete that and other sections of the agreement.

Escalade, Incorporated and Subsidiaries
Notes to Financial Statements


Stock Options and Warrants

A total of 227,700 common shares were initially reserved for issuance of stock options under the 1984 Stock Option Plan. At the Company's 1991 annual meeting, the stockholders approved an amendment to the Incentive Stock Option Plan increasing the total number of common shares reserved for issuance of stock options to 345,000. Total options granted under this plan are 307,684 and the date for granting options expired on October 26, 1994.

Stock option transactions (adjusted for the 1994 15% stock dividend) are summarized as follows:

                                    1996                1995             1994
                                         Option             Option            Option
                              Shares      Price    Shares    Price    Shares   Price
Outstanding at beginning                $3.26 to           $3.26 to            $3.26 to
  of year                    196,581     7.25     204,211   7.25     162,358     6.93
Issued during year                                                             $5.50 to
                                                                      71,374     7.25
Canceled or expired         (16,485)               (7,037)            (8,021)

Exercised during year                                                          $3.26 to
                            (11,785)    $3.26        (593) $3.26     (21,500)    6.30
                            ------------------------------------------------------------
Outstanding at end
 of year                                $3.26 to           $3.26 to            $3.26 to
                            168,311      7.25      196,581  7.25      204,211   7.25
                            =======                =======            =======
Exercisable at end
 of year                    120,699                 92,925             45,928
                            =======                =======            =======

The options granted in 1994 are exercisable at the rate of 25% over each of the four years beginning in 1995.

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

To acquire all of the common stock of Marcy Fitness Products, Inc., the Company exchanged 272,113 Escalade warrants with an exercise price of $9.13 per share. The warrants are exercisable until August 19, 1999. These warrants are outstanding at December 28, 1996.


Stockholders' Equity Transactions

During 1996, the Company conducted a "Dutch Auction" whereby it repurchased approximately 1,000,000 shares of its common stock at a price of $8.875 per share.
Escalade, Incorporated and Subsidiaries
Notes to Financial Statements


The Company paid no cash dividends during the last three fiscal years. The Company's existing bank indebtedness restricts the payment of cash dividends.

On February 19, 1994, the Board of Directors of the Company declared a 15% stock dividend to stockholders of record on March 11, 1994. The dividend was paid March 31, 1994. All share and per share data was adjusted to reflect the stock dividend.


Operating Leases

The Company leases manufacturing, warehousing and office space at its Compton facilities for $29,600 per month from October 1, 1990 through March 31, 1998. The Company has a five-year option to extend the lease.

The Company also leases warehousing space next to its Evansville facility for $17,317 per month for two years expiring on October
31, 1998. The Company has four two-year renewal options followed by two five-year renewal options.

At December 28, 1996, the minimum rental payments under noncancelable leases with terms of more than one year are as follows:

Years Ending                                        Amount
------------------------------------------------------------
1997                                                $588,532
1998                                                 262,761
                                                    --------
                                                    $851,293
                                                    ========

The following schedule shows the composition of total rental expense for operating leases except those with terms of a month or less:

                             1996      1995      1994
                         ----------------------------
Rentals                  $656,082  $638,670  $656,670
                         ============================

Escalade, Incorporated and Subsidiaries
Notes to Financial Statements


Income Taxes

Provision for income taxes consists of the following:

Years Ended December 28, December 30
   and December 31                          1996      1995         1994

Current
Federal                               $2,670,000  $329,072  $   132,240
State                                    431,986   198,916     (164,390)
                                      ---------------------------------
                                       3,101,986   527,988      (32,150)
                                      ---------------------------------
Deferred
Federal                                  401,443   (85,548)  (1,070,217)
State                                      9,905   (55,307)    (181,616)
                                      ---------------------------------
                                         411,348  (140,855) $(1,251,833)
                                      ---------------------------------
                                      $3,513,334  $387,133  $(1,283,983)
                                      =================================

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

Years Ended December 28, December 30
   and December 31                             1996        1995          1994
-----------------------------------------------------------------------------
Income tax at statutory rate             $2,978,553    $283,854   $(1,253,717)
Increase (decrease) in income
 tax resulting from
 Recurring permanent differences
 (goodwill amortization, dividend
 exclusion, and non-deductible
 officers' life insurance expense)          (24,279)     (5,522)       10,196
State tax expense (benefit)_net of
 federal effect                             291,648      94,782      (228,364)
Benefit of foreign subsidiary
 loss not recognized                        166,402     138,846        76,373

Other                                       101,010    (124,827)      111,529
                                         ------------------------------------
Provision (benefit) for income
  taxes recorded                         $3,513,334    $387,133   $(1,283,983)
                                         =====================================

The $8,760,451 income before income taxes for the year ended
December 28, 1996 was comprised of $489,417 foreign losses and $9,249,868 domestic income.

The $834,866 income before income taxes for the year ended December 30, 1995 was comprised of $408,370 foreign losses and $1,243,236 domestic income. The $3,687,404 loss before income taxes for the year ended December 31, 1994 was comprised of $224,626 foreign losses and $3,462,778 domestic losses.

At December 28, 1996 and December 31, 1995, a cumulative deferred tax asset of $2,079,467 and $2,490,815 is included in current and other assets.

Escalade, Incorporated and Subsidiaries
Notes to Financial Statements


The components of the net deferred tax asset were as follows:

December 28 and December 30                             1996          1995
--------------------------------------------------------------------------
Depreciation                                     $   (12,934)  $    78,654
Deferred compensation                                341,825       447,662
Valuation reserves                                 1,014,582       851,968
Alternative minimum tax credit carryover                           362,713
Differences in accounting for royalties               88,390        88,390
Differences in accounting for goodwill               125,382       135,846
Differences in accounting for employee benefits      406,205       234,877
Differences in accounting for lease expense          116,017       182,672
Differences in accounting for professional fees                    108,033
                                                  ------------------------
                                                  $2,079,467    $2,490,815
                                                  ========================

Employee Benefit Plans

The Company has an employee profit sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $311,701, $60,940 and $111,808 for 1996, 1995 and 1994.


Voluntary Employee Benefits Association Trust (VEBA)

The Company established a VEBA as a tax-exempt organization to provide life, medical, disability and other similar welfare benefits permitted pursuant to Internal Revenue Code Section
501(c)(9) for its employees.

Escalade, Incorporated and Subsidiaries
Notes to Financial Statements

Segment Information and Concentrations

Years Ended December 28, December 30
   and December 31                          1996         1995         1994
                                                    (In Thousands)
Sales to unaffiliated customers
Sporting goods                            $74,077      $73,858       $ 85,318
Office and graphic arts products           19,132       17,321         17,276
                                         ------------------------------------
Total consolidated                        $93,209      $91,179       $102,594
                                         ====================================
Operating profit (loss)
Sporting goods                           $  6,156     $   (262)     $  (4,303)
Office and graphic arts products            4,103        3,363          2,872
Corporate                                    (381)        (273)          (445)
                                         ------------------------------------
Total consolidated                          9,878        2,828         (1,876)
Consolidated other income                     290          274            309
                                         ------------------------------------
                                           10,168        3,102         (1,567)
Consolidated interest expense               1,408        2,267          2,120
Consolidated income (loss) from
 operations before                       ------------------------------------
income taxes                             $  8,760     $    835      $  (3,687)
                                         ====================================
Identifiable assets
Sporting goods                            $40,543      $43,122       $ 61,475
Office and graphic arts products           10,199       10,317         10,039
Corporate                                   3,688        4,328          4,369
                                         ------------------------------------
Total assets                              $54,430      $57,767       $ 75,883
                                         ====================================
Depreciation and amortization
charged to operations
Sporting goods                           $  2,123     $  2,438      $   3,827
Office and graphic arts products              895          714            610
                                         ------------------------------------
Total consolidated                       $  3,018     $  3,152       $  4,437
                                         ====================================
Capital expenditures
Sporting goods                           $  1,262     $    617       $  3,750
Office and graphic arts products              757          526            452
                                         ------------------------------------
                                         $  2,019     $  1,143       $  4,202
                                         ====================================

Escalade, Incorporated and Subsidiaries
Notes to Financial Statements


The Company operates principally in two industries, sporting goods and office and graphic arts products. The Company sells its products primarily to retailers located throughout the United States. Operations in the sporting goods industry consist of production and sale of table tennis tables and accessories, archery equipment, home pool tables and accessories, combination bumper pool and card tables, game tables, basketball backboards, goals and poles, darts, dart cabinets, junior sporting goods including Mini Ping Pong, Mini Pool, Mini Courtr basketball and Shot Clock basketball and home fitness machines, weight benches, cast iron weight sets, and other home fitness accessories. The Company has a licensing agreement with Spalding to manufacture and distribute basketball backboards, goals and poles, indoor darts, table tennis sets and pool accessories under the Spalding brand name. Operations in the office and graphic arts products industry consist of production and sale of paper trimmers, paper folding machines, paper drills, collators, decollators, bursting machines, letter openers, automated paper joggers, electric staplers, checksigners, stamp affixers, paper shredders, bindery carts, platemakers, sinks, light tables, cameras and related accessories.

Operating profit is total revenue less operating expenses. In computing operating profit neither interest expense nor income taxes have been deducted.

Identifiable assets are principally those assets used in each industry. Corporate assets are principally deferred taxes, marketable equity securities and the cash surrender value of life insurance.

In 1996, approximately 31% of the sporting goods were sold to Sears, Roebuck & Co. (24% of consolidated sales). In 1995 and 1994, the percentages were 29% (23% consolidated) and 32% (27% consolidated). At December 28, 1996 and December 30, 1995, accounts receivable included $10,613,368 and $10,439,845 due from Sears, Roebuck & Co.

During 1994, the Company announced that it intended to pursue distribution, subject to various preconditions occurring, 100% of the stock of its office and graphic arts products wholly owned subsidiary, Martin Yale Industries, Inc., to its stockholders. The Company's Board of Directors is continuing discussion of this potential distribution.

Approximately 44% of the Company's labor force is covered by collective bargaining agreements. Management acknowledges that there usually will be differences between Company offers and union demands during negotiations. However, management has no reason to expect such differences to result in protracted conflict. The current contracts all expire in 1997.


Escalade, Incorporated and Subsidiaries
Notes to Financial Statements


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

  Product warranty reserves-based on an analysis of customers' product return histories, current status, sales volume and management's expectations from new products introduced into the market.

  Customer allowance reserves_based on agreements for customer purchase rebates and shared advertising, and prior year's shipments.

  Inventory valuation reserves_based on estimates of costs of inventory amounts overstocked or obsolete in excess of realizable value.


Additional Information

December 28 and December 30                 1996               1995
--------------------------------------------------------------------
Accrued Liabilities
Employees' compensation             $  2,972,848         $1,031,435
Payroll taxes and taxes
 withheld from employees'
 compensation                            257,251            167,499
Taxes other than taxes on income         412,505            460,066
Accrued interest                         156,408            182,362
Customer volume discounts payable      3,204,500          1,522,000
Other accrued items                    4,370,647          4,189,945
                                     ------------------------------
                                     $11,374,159         $7,553,307
                                     ==============================

Long-Term Marketable
Equity Securities-
(included in other assets)           $   576,883        $   517,493
                                     ==============================

Line of Credit

The Company has available an unsecured line of credit for short-term borrowings. The line-of-credit arrangement is based upon a written agreement and can be withdrawn at the banks' option. At December 28, 1996, the line of credit for short-term borrowings aggregated $18,000,000, of which $3,875,000 was borrowed. The interest rate on the line of credit is at the Bank One Indianapolis, N.A. prime rate plus .25%. A LIBOR option is also available to use for the interest rate. This line of credit is subject to the same restrictive covenants that are as discussed in the long-term debt footnote to the consolidated financial statements.

Escalade, Incorporated and Subsidiaries
Notes to Financial Statements


Deferred Compensation Plan

In October 1985, the Board of Directors approved the adoption of a Contributory Deferred Compensation Plan pursuant to which some recipients of incentive compensation could elect to defer receipt thereof. For each dollar of deferred compensation, the Company provided a 75% matching amount. Amounts deferred earn interest at the rate of 9%. Such amounts are not intended to be recognized for tax purposes until receipt. All deferrals allowed under this plan have been made. Participants have no vested rights in deferred amounts credited to their accounts and are general creditors of the Company until such amounts are actually paid.


Commitments and Contingencies

At December 28, 1996, standby letters of credit aggregated
$4,000,000, of which the Company was obligated in the amount of $990,480 relating to the purchase of certain raw materials and finished goods from suppliers.

Additionally, the Company has obtained a letter of credit for the benefit of the mortgage holders. At December 28, 1996, the balance of the letter of credit was $3,441,877. It is to be used in the event of a default in either interest or principal payments.

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

Escalade, Incorporated and Subsidiaries
Notes to Financial Statements


Summary of Quarterly Results

                                (In Thousands, Except Per Share Data)
                                           (Unaudited)
                            March 25     July 15   October 7   December 30
1996
Net sales                    $15,381     $19,574     $23,142      $35,112
Gross profit                   4,253       5,758       7,251        9,244
Net income                       232         688       1,517        2,810
Earnings per share.              .06         .16         .38          .91

1995
Net sales                     18,110      19,160      22,857       31,052
Gross profit                   3,993       3,459       4,805        5,479
Net income (loss)                (41)     (1,418)        589        1,318
Earnings (loss) per share       (.01)       (.34)        .14          .32

A reduction in outstanding shares of approximately 1,000,000 shares as a result of the completion of the Dutch Auction in September caused the fourth quarter earnings per share to be greater than the first three quarters proportionately. Consequently, if the four quarters earnings per share are added together, they are greater than the actual earnings per weighted average share for the year.


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

Escalade owns 37.5%, the Bandstigen Family owns 37.5% and AB Traction owns 25% of Sweden Table Tennis AB. The Company made an equity investment of 675,000 SEK and a loan of 3,000,000 SEK ($85,357 and $379,363 in U. S. dollars). The loan has an interest rate of 12.75%. Interest on the loan was paid through September 30, 1996. The investment in Sweden Table Tennis AB by all the principals was switched to Valhalla, and Sweden Table Tennis is now owned by Valhalla, which is owned by the same principals in the same percentages.

Escalade, Incorporated and Subsidiaries
Notes to Financial Statements


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

Acquisition of Certain Data-Link Corporation Assets
In July, 1994, Martin Yale Industries, Inc., a wholly-owned subsidiary of the Company, acquired certain assets of Data-Link Corporation (Data-Link), which was a manufacturer of certain stamp affixing products. The purchase price was $900,000, and is allocated as follows:


Inventories                         $150,000
Equipment                            351,000
Goodwill                             399,000
                                    --------
                                    $900,000
                                    ========

The combination was accounted for by using the purchase method. The consolidated statement of income includes the results of operations from the acquired division from the date acquired. Historical results of operations prior to acquisition for the assets acquired are not available and, therefore, no historical data has been presented.

The remaining goodwill set up as a part of the Data-Link acquisition was written off in the fourth quarter of 1994. This amounted to $399,000. The main reason for this write off was due to lower sales than projected in 1994 and anticipated lower sales in 1995 than originally projected. These reduced sales levels are the result of the emergence of a competing product copied after the Stamp E-Z affixer. This product was not on the market at the time of purchase. While the Data-Link product will still be marketed and sold, management determined that the goodwill has no future value. Sales are only one-half of original expectations.


                       Independent Auditor's Report



  Stockholders and Board of Directors
  Escalade, Incorporated
  Evansville, Indiana


  We have audited the consolidated financial statements of Escalade, Incorporated as of December 28, 1996 and December 30, 1995 and for each of the three years in the period ended December 28, 1996 and have issued our report thereon dated February 3, 1997; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Escalade, Incorporated listed in
  Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  GEO. S. OLIVE & CO. LLC

  Evansville, Indiana
  February 3, 1997

                  Escalade, Incorporated and Subsidiaries

              Schedule II - Valuation and Qualifying Accounts

Col. A                             Col. B                     Col. C             Col. D            Col. E
-----------------------------------------------------------------------------------------------------------------------
                                                            Additions
                                                            ---------

                                                                    Charged to
                                  Balance at         Charged to     Other                           Balance at
                                  Beginning          Costs and      Accounts    Deductions          at End
Description                       of Period          Expenses       Describe    Describe (2)        of Period
-----------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
and discounts (1)
Fiscal year ended
 December 28, 1996                  $726,352           $427,650                    $472,396        $681,606
Fiscal year ended
 December 30, 1995                   777,195            175,559                     226,402         726,352
Fiscal year ended
December 31, 1994                    650,111            181,732                      54,648         777,195

(1) Deducted from related assets
(2) Accounts charged off, less recoveries


                                Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:  C.W. "BILL" REED                            March 14, 1997
     ----------------
     C. W. "Bill" Reed
     President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


ROBERT E. GRIFFIN
-----------------       Chairman and Director
Robert E. Griffin      (Principal Executive Officer)   March 14, 1997




JOHN R. WILSON
--------------
John R. Wilson          Secretary and Treasurer
                        (Principal Financial Officer)  March 14, 1997




BLAINE E. MATTHEWS, JR.
-----------------------
Blaine E. Matthews, Jr.  Director                       March 14, 1997


A. GRAVES WILLIAMS, JR.
-----------------------
A. Graves Williams, Jr.  Director                       March 14, 1997


GERALD J. FOX
-------------
Gerald J. Fox            Director                       March 14, 1997


KEITH P. WILLIAMS
-----------------
Keith P. Williams       Director                       March 14, 1997


YALE BLANC
----------
Yale Blanc              Director                       March 14, 1997


ROBERT D. ORR
-------------
Robert D. Orr          Director                       March 14, 1997