Form 10-Q
period 1997-03-22
ESCALADE INC
filed 1997-04-11
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 22, 1997
                          Commission File Number 0-6966

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


         The number of shares of Registrant's common stock (no par value) outstanding as of April 7, 1997 : 3,094,741

                                      INDEX

                                                                                                      Page No.

Part I.           Financial Information:

Item 1 -          Financial Statements:

                  Consolidated Condensed Balance Sheet --
                  March 22, 1997, March 23, 1996, and
                  December 28, 1996                                                                       3

                  Consolidated Condensed Statement of Income --
                  Three Months Ended March 22, 1997 and March 23, 1996
                                                                                                          4
                  Consolidated Condensed Statement of Cash Flows --
                  Three Months Ended March 22, 1997 and March 23, 1996
                                                                                                          5
                  Notes to Consolidated Condensed Financial Statements                                    6

Item 2 -          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations:                                                  7-8

Part II.          Other Information
                                                                                                          8
                  Signatures                                                                              8

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

(Dollars in Thousands)                             March 22,   March 23,   December 28,
                                                   1997        1996        1996
                                                   ------------------------------------
ASSETS
Current assets:
         Cash                                  $    249    $    261    $  1,319
         Receivables, less allowances of
         $814, $753 and $682                     12,067      12,830      27,297
         Inventories                             13,647      15,994      11,452
         Prepaid expense                            177         119         222
         Deferred income tax benefit              1,561       1,828       1,561
                                               --------    --------    --------
TOTAL CURRENT ASSETS                             27,701      31,032      41,851

Property, plant, and equipment                   31,886      33,273      31,818
Accum. depr. and amortization                   (22,059)    (22,508)    (21,609)
                                               --------    --------    --------
                                                  9,827      10,765      10,209
Deferred income tax benefit                         519         662         519
Other assets                                      1,837       1,819       1,851
                                               --------    --------    --------
                                               $ 39,884    $ 44,278    $ 54,430
                                               ========    ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable - bank                  $    350    $    200    $  3,875
         Current portion of long-term debt        2,300       3,007       9,800
         Trade accounts payable                   2,248       3,032       2,394
         Accrued liabilities                      9,245       7,472      11,374
         Federal income tax payable                 135         202       1,099
                                               --------    --------    --------
TOTAL CURRENT LIABILITIES                        14,278      13,913      28,542

Other Liabilities:
         Long-term debt                           5,000       5,641       5,500
         Deferred compensation                    1,107       1,203       1,083
                                               --------    --------    --------
                                                  6,107       6,844       6,583
Stockholders' equity:
         Preferred stock:
         Authorized 1,000,000 shares;
           no par value, none issued
         Common stock:
         Authorized 10,000,000 shares;
           no par value,Issued and
           outstanding - 3,094,626,
           4,123,954, and 3,084,449 at
           3-22-97, 3-23-96  and 12-28-96
                                                  8,335      17,523       8,292
         Retained earnings                       11,164       5,998      11,013
                                               --------    --------    --------
                                                 19,499      23,521      19,305
                                               --------    --------    --------
                                               $ 39,884    $ 44,278    $ 54,430
                                               ========    ========    ========

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                                      Three Months Ended
                                                -------------------------------
                                                March 22, 1997   March 23, 1996
                                                --------------   --------------
Net sales                                             $ 12,702         $ 15,381

Costs, expenses and other income:
         Cost of products sold                           9,105           11,128
         Selling, administrative and
         general expenses                                3,120            3,552
         Interest                                          217              309
         Other income                                      (60)             (55)
                                                      --------         --------
                                                        12,382           14,934
INCOME BEFORE INCOME TAXES                                 320              447

Provision for income taxes                                 169              215
                                                      --------         --------
NET INCOME                                            $    151         $    232
                                                      ========         ========
Per share data:

NET INCOME                                            $    .05         $    .06
                                                      ========         ========


See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)

                                                       Three Months Ended
                                                  March 22, 1997 March 23, 1996
Operating Activities:                             -----------------------------
         Net Income                                     $    151       $    232

         Depreciation and amortization                       567            668

         Adjustments necessary to reconcile
         net income to net cash provided by
         operating activities                              9,879         12,522
                                                        --------       --------
         Net cash provided by operating
         activities                                       10,597         13,422
                                                        --------       --------
Investing Activities:

         Purchase of property and equipment                 (185)          (209)
                                                        --------       --------
         Net cash used by investing activities              (185)          (209)
                                                        --------       --------
Financing Activities:

         Net decrease in notes pay - bank                (11,525)       (14,150)
         Purchase of common stock                             --            (49)
         Proceeds from exercise of stock options              43             --
                                                        --------       --------
         Net cash used by financing activities           (11,482)       (14,199)
                                                        --------       --------
Decrease in cash                                          (1,070)          (986)

Cash, beginning of period                                  1,319          1,247
                                                        --------       --------

Cash, end of period                                     $    249       $    261
                                                        ========       ========



See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note A - Basis of Presentation
------------------------------

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 22, 1997, March 23, 1996, and December 28, 1996 and the results of operations and changes in financial position for the three months ended March 22, 1997 and March 23, 1996. The balance sheet at December 28, 1996 was derived from the audited balance sheet included in the 1996 annual report to shareholders.

Note B - Seasonal Aspects
-------------------------

         The results of operations for the three month periods ended March 22, 1997 and March 23, 1996 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                                                     3-22-97           3-23-96          12-28-96
                                                     -------           -------          --------
                           Raw Materials             $ 4,537           $ 6,655          $ 3,660

                           Work In Process             2,753             3,153            2,710

                           Finished Goods              6,357             6,186            5,082
                                                     -------           -------          -------
                                                     $13,647           $15,994          $11,452
                                                     =======           =======          =======

Note D - Earnings Per Share
---------------------------

         Earnings per common and common equivalent shares are based on average shares outstanding. Dilutive effects of stock options on net income are not material. The number of shares used to calculate earnings per share for the three months ended March 22, 1997 and March 23, 1996 was 3,089,173 and 4,133,359.

Note E - Income Taxes
---------------------

         The provision for income taxes was computed based on financial statement income.

ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

         The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.

RESULTS OF OPERATIONS

FIRST QUARTER COMPARISON 1997 vs. 1996

         Net sales were $ 12,702,000 in the first quarter of 1997 as compared to $15,381,000 in the first quarter of 1996 a decrease of $2,679,000 or 17.4%. Sales of sporting goods decreased $2,786,000 or 25.5% and sales of office and graphic arts products increased $107,000 or 2.4%.

         The decrease in sporting goods sales was mainly due to decreased volume caused by excess inventory carryover from the prior year by several large customers and about 25% of the decrease was due to the discontinuance of the yard games and fitness product lines. The increase in office and graphic arts machines and equipment sales is primarily due to increased export sales.

         Cost of sales was $9,105,000 in the first quarter of 1997 as compared to $11,128,000 in the first quarter of 1996, a decrease of $2,023,000 or 18.2%.

         Cost of sales as a percentage of net sales was 71.7% in the first quarter of 1997 as compared to 72.3% in the first quarter of 1996. Sporting goods cost of sales as a percentage of net sales increased 3.3% and office and graphic arts machines and equipment cost of sales as a percentage of net sales decreased 2.9%. The increase in the sporting goods percentage was mainly in material cost and the decrease in the office and graphic arts machines and equipment percentage was mainly in factory expense.

         Selling, general, and administrative expenses were $3,120,000 in the first quarter of 1997 as compared to $3,552,000 in the first quarter of 1996, a decrease of $432,000 or 12.2%.

         Selling, general and administrative expenses as a percentage of net sales was 24.6% in the first quarter of 1997 as compared to 23.1% in the first quarter of 1996. This increase as a percentage of net sales was mainly due to decreased sales volume.

         Interest expense decreased $92,000 to $217,000 in 1997 from $309,000 in 1996, a reduction of 29.8% due to lower borrowing levels.

         The effective income tax rate for the first quarter of 1997 was 52.8% as compared to 48.0% in 1996. Both of these rates are higher than normal due to non-deductible foreign losses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash provided by operating activities was $10,597,000 in the first quarter of 1997 as compared to $13,422,000 in the first quarter of 1996. Most of the cash provided by operating activities was from collection of the year end accounts receivable during the first quarter. The net accounts receivable balance at the end of the year was $27,297,000 and at the end of the first quarter the net accounts receivable balance was $12,067,000. The Company's net cash used for investing activities was $185,000 in the first quarter of 1997 as compared to $209,000 in the first quarter of 1996. This decrease of $24,000 was in the purchase of property and equipment. The Company's net cash used by financing activities was $11,482,000 in the first quarter of 1997 as compared to $14,199,000 in the first quarter of 1996. Most of the cash used by financing activities was for the pay down of short term and long term bank debt. At the end of the year, the bank debt was $19,175,000 and at the end of the first quarter the bank debt bank was $7,650,000.

         The Company's working capital requirements are currently funded by cash flow from operations, a domestic line of credit in the amount of $18,000,000, and a letter of credit facility in the amount of $4,000,000. The outstanding loans under the domestic line of credit bear interest at either of the following rates, as selected by the Company from time to time; the bank's prime lending rate or the London Inter-Bank Offered Rate plus 1.00%. The Company's domestic line of credit agreement expires on May 31, 1997 and will be renewed during the second quarter. The amount brrowed under this domestic line of credit at the end of the first quarter was $350,000.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 22, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ESCALADE, INCORPORATED

Date:    April 11, 1997             Robert E. Griffin

         --------------             ----------------------------
                                    Robert E. Griffin
                                    Chairman and Chief
                                    Executive Officer

Date:    April 11, 1997             John R. Wilson

         --------------             ----------------------------
                                    John R. Wilson
                                    Vice President and
                                    Chief Financial Officer