Form 10-Q
period 1997-07-12
ESCALADE INC
filed 1997-08-01
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended July 12, 1997
                         Commission File Number 0-6966

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


         The number of shares of Registrant's common stock (no par value) outstanding as of July 30, 1997: 3,126,053

                                     INDEX

                                                                      Page No.

Part I.     Financial Information:

Item 1 -    Financial Statements:

            Consolidated Condensed Balance Sheet --
            July 12, 1997, July 13, 1996, and
            December 28, 1996                                             3

            Consolidated Condensed Statement of Income --
            Three Months and Six Months Ended
            July 12, 1997 and July 13,1996                                4

            Consolidated Condensed Statement of Cash Flows --
            Six Months Ended July 12, 1997 and July 13, 1996              5

            Notes to Consolidated Condensed Financial Statements          6-7

Item 2 -    Management's Discussion and Analysis of Financial
            Condition and Results of Operations:                          8-9

Part II.    Other Information                                            10

            Signatures                                                   10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

(Dollars in Thousands)

                                                              July 12,           July 13,            December 28,
                                                              1997               1996                1996
ASSETS                                                        ---------------------------------------------------
Current assets:
         Cash                                               $    742             $    387             $  1,319
         Receivables, less allowances of
         $772, $849 and $682                                  12,065               12,800               27,297
         Inventories                                          17,384               23,250               11,452
         Prepaid expense                                         491                  208                  222
         Deferred income tax benefit                           1,298                1,648                1,561
                                                            --------             --------             --------
TOTAL CURRENT ASSETS                                          31,980               38,293               41,851

Property, plant, and equipment                                37,790               33,909               31,818
Accum. depr. and amortization                                (26,428)             (23,411)             (21,609)
                                                            --------             --------             --------
                                                              11,362               10,498               10,209

Goodwill                                                       5,962                 --                   --
Other assets                                                   1,848                1,816                1,851
Deferred income tax benefit                                      431                  642                  519
                                                            --------             --------             --------
                                                            $ 51,583             $ 51,249             $ 54,430
                                                            ========             ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable - bank                               $  2,700             $  6,825             $  3,875
         Current portion of long-term debt                     2,300                3,858                9,800
         Trade accounts payable                                3,496                4,687                2,394
         Accrued liabilities                                   9,594                7,241               11,374
         Federal income tax payable                               31                   84                1,099
                                                            --------             --------             --------
TOTAL CURRENT LIABILITIES                                     18,121               22,695               28,542

Other Liabilities:
         Long-term debt                                       12,700                3,340                5,500
         Deferred compensation                                 1,115                1,067                1,083
                                                            --------             --------             --------
                                                              13,815                4,407                6,583
Stockholders' equity:
         Preferred stock:
         Authorized 1,000,000 shares;
          no par value, none issued
         Common stock:
         Authorized 10,000,000 shares;
          no par value,Issued and
          outstanding - 3,107,941
          4,111,889, and 3,084,449 at
          7-12-97, 7-13-96, and 12-28-96                       8,379               17,461                8,292
         Retained earnings                                    11,268                6,686               11,013
                                                            --------             --------             --------
                                                              19,647               24,147               19,305
                                                            --------             --------             --------
                                                            $ 51,583             $ 51,249             $ 54,430
                                                            ========             ========             ========

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                                         Three Months Ended                 Six Months Ended
                                                     July 12,          July 13,           July 12,           July 13,
                                                     1997              1996               1997               1996
                                                     --------------------------------------------------------------

Net sales                                          $ 17,765           $ 19,574           $ 30,467           $ 34,955

Costs, expenses and other income:
         Cost of products sold                       12,744             13,816             21,849             24,944
         Selling, administrative and
         general expenses                             4,469              4,315              7,589              7,867
         Interest                                       254                295                471                604
         Amortization of Goodwill                        33               --                   33
         Other income                                  ( 56)              ( 61)              (116)              (116)
                                                   --------           --------           --------           --------
                                                     17,444             18,365             29,826             33,299

INCOME BEFORE INCOME TAXES                              321              1,209                641              1,656


Provision for income taxes                              217                521                386                736
                                                   --------           --------           --------           --------


NET INCOME                                         $    104           $    688           $    255           $    920
                                                   ========           ========           ========           ========


Per share data:

NET INCOME                                         $    .03           $    .16                .08           $    .22
                                                   ========           ========           ========           ========


See notes to Consolidated Condensed Financial Statements.


ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)

                                                                    Six Months Ended
                                                              July 12,1997     July 13,1996
Operating Activities:                                         -----------------------------
         Net Income                                          $    255           $   920

         Depreciation and amortization                          1,343             1,571

         Adjustments necessary to reconcile
         net income to net cash provided by
         operating activities                                   9,440             6,580
                                                             --------           -------

         Net cash provided by operating
         activities                                            11,038             9,071
                                                             --------           -------

Investing Activities:

         Purchase of 100% of the stock of
         Master Product Manufacturing, Inc.                   ( 9,118)             --
         Purchase of property and equipment                   ( 1,109)             (845)
                                                             --------           -------

         Net cash used by investing activities                (10,227)             (845)
                                                             --------           -------

Financing Activities:

         Net decrease in notes pay.- bank                     ( 1,175)           (7,525)
         Net reduction of long-term debt                      (   300)           (1,450)
         Proceeds from exercise of stock options                   95                 3
         Purchase of Common Stock                             (     8)           (  114)
                                                             --------           -------

         Net cash used by financing activities                ( 1,388)           (9,086)
                                                             --------           -------

Decrease in cash                                              (   577)           (  860)

Cash, beginning of period                                       1,319             1,247
                                                             --------           -------

Cash, end of period                                          $    742           $   387
                                                             ========           ========



See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation
------------------------------

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of July 12, 1997, July 13, 1996, and December 28, 1996 and the results of operations and changes in financial position for the six months ended July 12,1997 and July 13, 1996. The balance sheet at December 28, 1996 was derived from the audited balance sheet included in the 1996 annual report to shareholders.

Note B - Seasonal Aspects
-------------------------

         The results of operations for the six month periods ended July 12, 1997 and July 13, 1996 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                                                     7-12-97           7-13-96          12-28-96
                                                     -------           -------          --------
                           Raw Materials             $ 5,773           $ 8,156          $ 3,660
                           Work In Process             3,587             3,281            2,710
                           Finished Goods              8,024            11,813            5,082
                                                     -------           -------          -------
                                                     $17,384           $23,250          $11,452
                                                     =======           =======          =======

Note D - Earnings Per Share
---------------------------

         Earnings per common and common equivalent shares are based on average shares outstanding. Dilutive effects of stock options on net income are not material. The number of shares used to calculate earnings per share for the six months ended July 12, 1997 and July 13, 1996 was 3,093,540 and 4,122,359.

Note E - Income Taxes
---------------------

         The provision for income taxes was computed based on financial statement income.

Note F - Acquisition
---------------------

         On June 17, 1997, the Company's wholly-owned subsidiary, Martin Yale Industries, Inc. acquired 100% of the stock of Master Products Manufacturing Company, Inc., a California corporation, ("Master") for cash in the amount of $9,118,000. Master manufactures paper punches and catalog rack systems.

         The acquisition was accounted for as a purchase and the excess of cost over the fair value of net assets acquired was $5,994,000, which is being amortized over fifteen years on a straight-line method. The Company's consolidated results of operations include the operations of Master from June 17, 1997.


ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

         The following unaudited pro forma information shows the results of the Company's operations as though the purchase of Master had been made at January 1, 1996 (in thousands, except per share data):

                                                 Six Months Ended
                                        July 12,1997               July 13,1996
                                        ---------------------------------------

         Net Sales                         $34,896                    $39,904

         Net Income                            458                      1,123

         Earnings Per Share                    .15                        .27


         The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at January 1, 1996, or the results which may occur in the future.

ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

             AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.

RESULTS OF OPERATIONS

SECOND QUARTER COMPARISON 1997 vs. 1996

         Net sales were $17,765,000 in the second quarter of 1997 as compared to $19,574,000 in the second quarter of 1996 a decrease of $1,809,000 or 9.2%. Sales of sporting goods decreased $2,532,000 or 18.4% and sales of office and graphic arts products increased $723,000 or 12.4%.

         Sporting goods sales decreased mainly in game parlor (table tennis and pool), which was due to a decrease in units sold. The office and graphic arts machines and equipment sales increase was mainly due to the acquisition of Master Products. (About 85%).

         Cost of sales was $12,744,000 in the second quarter of 1997 as compared to $13,816,000 in the second quarter of 1996, a decrease of $1,072,000 or 7.8%.

         Cost of sales as a percentage of net sales was 71.7% in the second quarter of 1997 as compared to 70.6% in the second quarter of 1996. Sporting goods cost of sales as a percentage of net sales increased 6.7% and office and graphic arts cost of sales as a percentage of net sales decreased 4.1%. The increase in the sporting goods cost of sales percentage of net sales was due mainly to the lower sales level causing lower absorption of overhead expenses. The decrease in office and graphic arts cost of sales percentage of net sales was due to lower material costs.

         Selling, general, and administrative expenses were $4,469,000 in the second quarter of 1997 as compared to $4,315,000 in the second quarter of 1996, an increase of $154,000 or 3.6%.

         Selling, general and administrative expenses as a percentage of net sales was 25.2% in the second quarter of 1997 as compared to 22.0% in the second quarter of 1996. This increase as a percentage of net sales was mainly due to increased selling expenses in the office and graphic arts products segment.

         Interest expense decreased $ 41,000 to $254,000 in 1997 from $295,000 in 1996, a reduction of 13.9% due to lower borrowing levels.

FIRST HALF COMPARISON 1997 VS. 1996

         Net sales were $30,467,000 in the first half of 1997 as compared to $34,955,000 in the first half of 1996, a decrease of $4,488,000 or 12.8%. Sales of sporting goods decreased $5,318,000 or 21.6% and sales of office and graphic arts products increased $830,000 or 8.1%.

         The decrease in sporting goods was mainly due to decreased volume caused by excess inventory carryover from the prior year by several large customers and the discontinuance of yard games and fitness product lines. In the office and graphic arts products segment, the increase in sales is due mainly to the acquisition of Master Products.


ESCALADE, INCORPORATED AND SUBSIDIARIES

RESULTS OF OPERATIONS CONTINUED

         Cost of sales was $21,849,000 in the first half of 1997 as compared to $24,944,000 in 1996, a decrease of $3,095,000 or 12.4%.

         Cost of sales as a percentage of net sales was 71.7% in the first half of 1997 as compared to 71.4% in the first half of 1996. This cost of sales % is about the same for both years.

         Selling, general, and administrative expenses were $7,589,000 in the first half of 1997 as compared to $7,867,000 in the first half of 1996, a decrease of $278,000 or 3.5%.

         Selling, general, and administrative expenses as a percentage of net sales were 24.9% in 1997 as compared to 22.5% in 1996. The increase in these expenses as a percentage of net sales was mainly due to an increase in office and graphic arts equipment sales which carry higher selling expenses and a decrease in sporting goods sales volume.

         Interest expense was $471,000 in the first half of 1997 as compared to $604,000 in the first half of 1996, a decrease of $133,000 or 22.0%. The decrease was due to lower average borrowing levels in the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash provided by operating activities was $11,038,000 in the first half of 1997 as compared to $ 9,071,000 in the first half of 1996. Most of the cash provided by operating activities was from collection of the year end accounts receivable. The net accounts receivable balance at the end of the year in 1996 was $27,297,000 and at the end of the first half of 1997, the net accounts receivable balance was $12,065,000. The Company's net cash used for investing activities was $10,227,000 in the first half of 1997 as compared to $845,000 in the first half of 1996. This increase of $9,382,000 was primarily due to the $9,118,000 acquisition of Master Products. The Company's net cash used by financing activities was $1,388,000 in the first half of 1997 as compared to $9,086,000 in the first half of 1996. The Company's pay down of bank debt in the first half of 1997 was offset by an increase in bank debt from the Master Products purchase.

         The Company's working capital requirements are currently funded by cash flow from operations, a domestic line of credit in the amount of $10,000,000, and a letter of credit facility in the amount of $2,000,000.

         Inventories at the end of the first half of 1997 were $17,384,000 as compared to $23,250,000 at the end of the first half of 1996, a decrease of $5,866,000.

ESCALADE, INCORPORATED AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1, 2, and 3. Not Required.

Item 4. Submission of Matters to a Vote of Securities Holders.

The annual meeting of the Registrant was held at Indianapolis, Indiana on April 26, 1997. Proxy materials had been circulated on March 21, 1997, proposing the election of eight members to the Board of Directors for a one year term, the approval of the Company's 1997 Director Stock Compensation and Option Plan, the approval of the Company's 1997 Incentive Stock Option Plan and the appointment of Geo. S. Olive & Co.LLC, to serve as independent auditors of the Company for the year 1997.

The stockholders approved the election of Yale A. Blanc, Gerald J. Fox, Robert
E. Griffin, Blaine E. Matthews, Jr., Robert D. Orr, C. W. ("Bill") Reed,
A. Graves Williams, Jr., and Keith P. Williams to the Board of Directors, the Company's 1997 Director Stock Compensation and Option Plan, the Company's 1997 Incentive Stock Option Plan, and the appointment of Geo. S. Olive & Co.LLC as the Company's independent auditors.

Item 5. Not Required.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit - 10.18 - Agreement dated April 28, 1997 between Escalade Sports and International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO Local No. 848.

       Exhibit - 10.21 - Second Amendment to amended and restated credit agreement dated May 31, 1997 with Bank One, Indianapolis.

       Exhibit - 10.34 - Stock purchase Agreement dated June 17, 1997 between Martin Yale Industries, Inc. and James Crean International, B.V. regarding purchase of Master Products Manufacturing Company, Inc.

(b) Reports on Form 8-K - There was a report on Form 8-K filed on June 17, 1997 reporting the acquisition of 100% of the stock of Master Products Manufacturing, Inc. for cash.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ESCALADE, INCORPORATED

Date:    August 1, 1997                        /s/ Robert E. Griffin
         --------------                        ----------------------------
                                               Robert E. Griffin
                                               Chairman and Chief
                                               Executive Officer

Date:    August 1, 1997                        /s/ John R. Wilson
         --------------                        ----------------------------
                                               John R. Wilson
                                               Vice President and
                                               Chief Financial Officer