Form 10-Q
period 1997-10-04
ESCALADE INC
filed 1997-10-24
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended October 4, 1997
                          Commission File Number 0-6966

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

                                  812-467-1200
                                  -------------
                         (Registrant's Telephone Number)

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


         The number of shares of Registrant's common stock (no par value) outstanding as of October 22, 1997 : 3,130,613

                                            INDEX

                                                                             Page No.
Part I.     Financial Information:

Item 1 -    Financial Statements:

            Consolidated Condensed Balance Sheet (Unaudited)
            October 4, 1997, October 5, 1996, and
            December 28, 1996                                                    3

            Consolidated Condensed Statement of Income (Unaudited)
            Three Months and Nine Months Ended
            October 4, 1997 and October 5, 1996                                  4

            Consolidated Condensed Statement of Cash Flows (Unaudited)
            Nine Months Ended October 4, 1997 and October 5, 1996                5

            Notes to Consolidated Condensed Financial Statements                 6 - 7

Item 2 -    Management's Discussion and Analysis of Financial
            Condition and Results of Operations:                                 8 - 9


Part II.    Other Information                                                   10

            Signatures                                                          10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
(Dollars in Thousands)

                                                              October 4,        October 5,       December 28,
                                                              1997              1996             1996
ASSETS                                                        -----------------------------------------------
Current assets:
         Cash                                                 $    76           $   352          $ 1,319
         Receivables, less allowances of
         $1,002, $583 and $682                                 16,687            20,036           27,297
         Inventories                                           22,693            23,484           11,452
         Prepaid expense                                          402               246              222
         Deferred income tax benefit                            1,311             1,558            1,561
                                                              -------           -------          -------
TOTAL CURRENT ASSETS                                           41,169            45,676           41,851

Property, plant, and equipment                                 37,839            34,469           31,818
Accum. depr. and amortization                                 (26,939)          (24,084)         (21,609)
                                                              -------           -------          -------
                                                               10,900            10,385           10,209
Goodwill                                                        5,869               ---              ---
Other assets                                                    1,818             1,876            1,851
Deferred income tax benefit                                       519               632              519
                                                              -------           -------          -------
                                                              $60,275           $58,569          $54,430
                                                              =======           =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable - bank                                 $ 6,075           $ 8,925          $ 3,875
         Current portion of long-term debt                      2,300             2,300            9,800
         Trade accounts payable                                 5,291             5,086            2,394
         Accrued liabilities                                   10,867             9,528           11,374
         Federal income tax payable                               929               573            1,099
                                                              -------           -------          -------
TOTAL CURRENT LIABILITIES                                      25,462            26,412           28,542

Other Liabilities:
         Long-term debt                                        12,200            14,400            5,500
         Deferred compensation                                  1,080             1,091            1,083
                                                              -------           -------          -------
                                                               13,280            15,491            6,583
Stockholders' equity:
         Preferred stock:
         Authorized 1,000,000 shares;
          no par value, none issued
         Common stock:
         Authorized 10,000,000 shares;
          no par value, Issued and
          outstanding - 3,130,613,
          3,102,827, and 3,084,449 at
          10-04-97, 10-05-96, and 12-28-96                      8,472             8,463            8,292
         Retained earnings                                     13,061             8,203           11,013
                                                              -------           -------          -------
                                                               21,533            16,666           19,305
                                                              -------           -------          -------
                                                              $60,275           $58,569          $54,430
                                                              =======           =======          =======


See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                                        Three Months Ended                 Nine Months Ended
                                                     Oct. 4,           Oct. 5,          Oct. 4,           Oct. 5,
                                                     1997              1996             1997              1996
                                                     ------------------------------------------------------------

Net sales                                            $22,716           $23,142          $53,183           $58,097

Costs, expenses and other income:
         Cost of products sold                        14,845            15,891           36,694            40,835
         Selling, administrative and
         general expenses                              4,345             4,222           11,934            12,089
         Interest                                        378               355              849               959
         Amortization of Goodwill                         92               ---              125               ---
         Other income                                   (126)              (47)            (242)             (163)
                                                     --------          --------         --------          --------
                                                      19,534            20,421           49,360            53,720
                                                     --------          --------         --------          --------
INCOME BEFORE INCOME TAXES                             3,182             2,721            3,823             4,377

Provision for income taxes                             1,389             1,204            1,775             1,940
                                                     --------          --------         --------          --------

NET INCOME                                           $ 1,793           $ 1,517          $ 2,048           $ 2,437
                                                     ========          =======          ========          ========
Per share data:

NET INCOME                                           $   .57           $   .38          $   .66           $   .60
                                                     ========          =======          ========         ========


See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)

                                                                                  Nine Months Ended

                                                                       Oct. 4, 1997              Oct. 5, 1996
Operating Activities:                                                  --------------------------------------

         Net Income                                                    $ 2,048                    $ 2,437

         Depreciation and amortization                                   2,020                      2,244

         Adjustments necessary to reconcile
         net income to net cash provided by
         operating activities                                            3,686                      2,311
                                                                       --------                   --------

         Net cash provided by
         operating activities                                            7,754                      6,992
                                                                       --------                   --------

Investing Activities:

         Purchase of 100% of the stock of
         Master Product Manufacturing, Inc.                             (9,118)                       ---
         Purchase of property and equipment                             (1,459)                    (1,405)
                                                                       --------                   --------
         Net cash (used) by investing activities                       (10,577)                    (1,405)
                                                                       --------                   --------

Financing Activities:

         Net inc.(dec.) in notes pay.- bank                              2,200                     (5,425)
         Net inc.(dec.) in long-term debt                                 (800)                     8,052
         Proceeds from exercise of stock options                           188                         28
         Purchase of Common Stock - Dutch Auction
          & Open Market                                                     (8)                    (9,137)
                                                                       --------                   --------

         Net cash provided (used) by
         financing activities                                            1,580                     (6,482)
                                                                       --------                   --------

(Decrease) in cash                                                      (1,243)                     ( 895)

Cash, beginning of period                                                1,319                      1,247
                                                                       --------                   --------

Cash, end of period                                                    $    76                   $    352
                                                                       ========                  =========



See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation
------------------------------

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of October 4, 1997, October 5, 1996, and December 28, 1996 and the results of operations and changes in financial position for the nine months ended October 4, 1997 and October 5, 1996. The balance sheet at December 28, 1996 was derived from the audited balance sheet included in the 1996 annual report to shareholders.

Note B - Seasonal Aspects
-------------------------

         The results of operations for the nine month periods ended October 4, 1997 and October 5, 1996 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                                                     10-4-97           10-5-96          12-28-96
                                                     -------           -------          --------
                           Raw Materials             $ 5,854           $ 6,777          $ 3,660
                           Work In Process             4,030             3,491            2,710
                           Finished Goods             12,809            13,216            5,082
                                                     -------           -------          -------
                                                     $22,693           $23,484          $11,452
                                                     =======           =======          =======

Note D - Earnings Per Share
---------------------------

         Earnings per common and common equivalent shares are based on average shares outstanding. Dilutive effects of stock options on net income are not material. The number of shares used to calculate earnings per share for the nine months ended October 4, 1997 and October 5, 1996 was 3,103,777 and 4,076,670.

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

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

         The following unaudited pro forma information shows the results of the Company's operations as though the purchase of Master had been made at January 1, 1996 (in thousands, except per share data):

                                                  Nine Months Ended

                                        Oct. 4,1997                Oct. 5,1996
                                       ---------------------------------------

         Net Sales                          $57,612                    $65,617

         Net Income                           2,251                      2,977

         Earnings Per Share                     .73                        .73


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

RESULTS OF OPERATIONS

THIRD QUARTER COMPARISON 1997 vs. 1996

         Net sales were $22,716,000 in the third quarter of 1997 as compared to $23,142,000 in the third quarter of 1996, a decrease of $426,000 or 1.8%. Sales of sporting goods decreased $3,059,000, or 16.3% and sales of office and graphic arts products increased $2,633,000 or 59.7%.

         The sporting goods net sales decrease was mainly due to a reduction in units shipped in the game parlor and archery categories. The office and graphic arts products net sales increase was due mainly to the acquisition of Master Products.

         Cost of sales was $14,845,000 in the third quarter of 1997 as compared to $15,891,000 in the third quarter of 1996, a decrease of $1,046,000 or 6.6%.

         Cost of sales as a percentage of net sales was 65.4% in the third quarter of 1997 as compared to 68.7% in the third quarter of 1996. Sporting goods cost of sales as a percentage of net sales decreased 2.8% and office and graphic arts cost of sales as a percentage of net sales increased 1.9%. The decrease in the sporting goods cost of sales percentage of net sales was due to decreased material cost, reduced labor costs and lower factory expenses. The increase in cost of sales as a percentage of office and graphic arts products net sales was due to the Master Products acquisition.

         Selling, general, and administrative expenses were $ 4,345,000 in the third quarter of 1997 as compared to $4,222,000 in the third quarter of 1996, an increase of $123,000 or 2.9%.

         Selling, general and administrative expenses as a percentage of net sales was 19.1% in the third quarter of 1997 as compared to 18.2% in the third quarter of 1996. This increase as a percentage of net sales was mainly due to increased compensation expenses, customer allowances and sales promotions.

         Interest expense increased $23,000 or 6.5% from $355,000 last year to $378,000 this year.

         Net income for the quarter this year was $1,793,000 as compared to $1,517,000 last year, an increase of $276,000 or 18.2%. 70% of this increase was in sporting goods.

RESULTS OF OPERATIONS CONTINUED

NINE MONTHS COMPARISON 1997 VS. 1996

         Net sales were $53,183,000 in the first nine months of 1997 as compared to $58,097,000 in the first nine months of 1996, a decrease of $4,914,000 or 8.5%. Sales of sporting goods decreased $8,377,000 or 19.3% and sales of office and graphic arts products increased $3,463,000 or 23.5%.

         The decrease in sporting goods net sales was due to reduced volume in game parlor and archery business and the discontinuation of fitness and outdoor games. The increase in net sales for the office and graphic arts product segment was due to the Master Products acquisition.

         Cost of sales was $36,694,000 in the first nine months of 1997 as compared to $40,835,000 in 1996, a decrease of $4,141,000 or 10.1%.

         Cost of sales as a percentage of net sales was 69.0% in the first nine months of 1997 as compared to 70.3% in the first nine months of 1996. This was a combination of a 1.5% increase in sporting goods and a 1.5% decrease in office and graphic arts. The overall % went down because the office and graphic arts products segment has lower cost of sales than sporting goods and was a higher percentage of net sales in 1997.

         Selling, general, and administrative expenses were $11,934,000 in the first nine months of 1997 as compared to $12,089,000 in the first nine months of 1996, a decrease of $155,000 or 1.3%.

         Selling, general, and administrative expenses as a percentage of net sales were 22.4% in 1997 as compared to 20.8% in 1996. The increase in these expenses as a percentage of net sales was mainly due to increased compensation expenses, customer allowances, and sales promotions.

         Interest expense was $849,000 in the first nine months of 1997 as compared to $959,000 in the first nine months of 1996, a decrease of $110,000 or 11.5%. The decrease was due to lower average borrowing levels.

         The net income in the first nine months of 1997 was $2,048,000 as compared to $2,437,000 in the first nine months of 1996. This is a $389,000 decrease with sporting goods being down about $669,000 and office and graphic arts products up about $280,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash provided by operating activities was $7,754,000 in the first nine months of 1997 as compared to $6,992,000 in the first nine months of 1996. Most of the cash provided by operating activities in 1997 was from collection of the year end accounts receivable. The net accounts receivable balance at the end of the year in 1996 was $27,297,000 and at the end of the first nine months of 1997, the net accounts receivable balance was $16,687,000. The Company's net cash used for investing activities was $10,577,000 in the first nine months of 1997 as compared to $1,405,000 in the first nine months of 1996. This increase of $9,172,000 was due to the acquisition of Master Products. The Company's net cash provided by financing activities was $1,580,000 in the first nine months of 1997 as compared to $6,482,000 net cash used by financing in the first nine months of 1996. This cash provided in 1997 was from notes payable bank.

LIQUIDITY AND CAPITAL RESOURCES CONTINUED

         The Company's working capital requirements are currently funded by cash flow from operations, a domestic line of credit in the amount of $10,000,000, and a letter of credit facility in the amount of $2,000,000. The outstanding loans under the domestic line of credit bear interest at either of the following rates, as selected by the Company from time to time; the bank's prime lending rate or the London Inter-Bank Offered Rate plus 1.40%. The Company's domestic line of credit agreement expires on May 31, 1998.

PART II.  OTHER INFORMATION

Item 1, 2, 3, 4, and 5. Not Required.

Item 6. Exhibits and Reports on Form 8-K.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine months ended October 4, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ESCALADE, INCORPORATED

Date:    October 24, 1997                   Robert E. Griffin
         ----------------                   ----------------------------
                                            Robert E. Griffin
                                            Chairman and Chief
                                            Executive Officer

Date:    October 24, 1997                   John R. Wilson
         ----------------                   ----------------------------
                                            John R. Wilson
                                            Vice President and
                                            Chief Financial Officer