Form 10-K405
period 1997-12-27
ESCALADE INC
filed 1998-03-20
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997
                          COMMISSION FILE NUMBER 0-6966


                             ESCALADE, INCORPORATED
                             ----------------------
             (Exact name of registrant as specified in its charter)

              Indiana                                     13-2739290
              -------                                     ----------
      (State of incorporation)                             (IRS EIN)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X
                                   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 27, 1998: $36,232,452

The number of shares of Registrant's common stock (no par value) outstanding as of February 27, 1998: 3,060,109

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 25, 1998 are incorporated by reference into Part III of this Report.

Index to Exhibits is found on page 14.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                         PAGE
-----------------------------------------------------------------------------------------------------

PART I

   Item 1.      Business                                                                   1

   Item 2.      Properties                                                                 6

   Item 3.      Legal Proceedings                                                          7

   Item 4.      Submission of Matters to a Vote of Security Holders                        7


PART II

   Item 5.      Market for the Registrant's Common Equity  and Related
                   Stockholder Matters                                                     8

   Item 6.      Selected Financial Data                                                    9

   Item 7.      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                              10

   Item 7. A.   Quantitative and Qualitative Disclosures About Market Risk                12

   Item 8.      Financial Statements and Supplementary Data                               12

   Item 9.      Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                               12


PART III

   Item 10.     Directors and Executive Officers of the Registrant                        13

   Item 11.     Executive Compensation                                                    13

   Item 12.     Security Ownership of Certain Beneficial Owners and Management            13

   Item 13.     Certain Relationships and Related Transactions                            13


PART IV

   Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K          14

                                     PART I


ITEM 1--BUSINESS

GENERAL

Escalade, Incorporated (Escalade or Company) is a diversified company engaged in the manufacture and sale of sporting goods and office and graphic arts products. Escalade and its predecessors have produced sporting goods for over 70 years and have produced office machines for over 40 years.

Escalade is the successor to The Williams Manufacturing Company, an Ohio-based manufacturer and retailer of women's and children's footwear formed in 1922. Through a series of acquisitions commencing in the 1970's, the Company has diversified its business. The Company currently manufactures sporting goods in Evansville, Indiana, Compton, California and Tijuana, Mexico and manufactures office and graphic arts products in Wabash, Indiana, Los Angeles, California and Tijuana, Mexico.

In 1972, the Company merged with Martin Yale Industries, Inc. (Martin Yale), an Illinois manufacturer of office and graphic arts products and leisure time items such as toys and hobby and craft items. In 1973, the Company acquired both Indian Industries, Inc. (Indian), an Indiana manufacturer of archery equipment and table tennis tables, and Harvard Table Tennis, Inc., a Massachusetts manufacturer of table tennis accessories. Escalade discontinued the Williams Manufacturing footwear operations in 1976 and sold Martin Yale's leisure time product line to an unaffiliated party in 1979. In 1980, the Company purchased Harvard Sports, Inc. (formerly Crown Recreation (West), Inc.), a California manufacturer of table tennis tables and home pool tables. In 1983, the Company closed Harvard Table Tennis, Inc. and consolidated it with Harvard Sports, Inc. (Harvard).

Escalade has diversified within both the sporting goods and office and graphic arts products industries, principally through the introduction of new product lines and acquisitions of related assets and businesses. Escalade expanded its sporting goods business in 1982 with the introduction of basketball backboards, goals and poles. In 1988, the Company acquired the business machine division assets of Swingline, Inc., further expanding the range of products offered within the office machine and equipment product lines. In 1989, the Company started limited manufacturing in Tijuana, Mexico under a shelter program known as "maquiladora". In 1990, the Company built a new manufacturing and office facility in Wabash, Indiana and consolidated the manufacturing of office and graphic arts products into the new facility. In 1992, the company established a European sales office and warehouse based in the United Kingdom under the name of Escalade International Limited. In 1994, the Company purchased certain assets of Data-Link Corporation which manufactured products to apply postage and other stamps. In 1997, the Company purchased Master Products Manufacturing Company, Inc. (Master Products), a manufacturer of paper punches and catalog rack systems.

Escalade's sporting goods products are produced by Indian and Harvard and are sold through a single consolidated sales and marketing group, Escalade Sports. Escalade's office and graphic arts products are produced by Martin Yale and Master Products and are sold through a single consolidated sales and marketing group, Martin Yale.

The following table presents the percentages contributed to Escalade's net sales by each of its business segments:

FISCAL YEAR                                          1997              1996             1995
----------------------------------------------------------------------------------------------------

Sporting goods                                         73%              79%               81%
Office and graphic arts products                       27               21                19
                                               -----------------------------------------------------

Total net sales                                       100%             100%              100%
                                               =====================================================

For additional segment information, see the notes to consolidated financial statements.


SPORTING GOODS

Escalade manufactures and sells a variety of sporting goods such as table tennis tables and accessories, archery equipment, home pool tables and accessories, combination bumper pool and card tables, game tables, basketball backboards, goals and poles, darts, dart cabinets and junior sporting goods, including Mini Ping Pong, Mini Pool(TM), Mini Court(R) basketball and Shot Clock basketball. Some of Escalade's domestic sporting goods shipments are made from Harvard, which primarily services the Company's U. S. Western marketing region, but most of such shipments are made from Indian, which primarily serves the rest of the United States. The majority of foreign shipments are made through Escalade FSC Inc., a foreign sales corporation established by the Company in 1994.

Escalade produces and sells sporting goods under various brand names in addition to its Indian and Harvard brand names. Beginning in 1985, Indian and Harvard entered into an agreement with Spalding and Evenflo Companies, Inc. (Spalding) for the exclusive right and license to utilize the Spalding(R) trademark in conjunction with the manufacture, sale and distribution in the United States of certain sporting goods product lines. The principal product lines covered by licensing agreements with Spalding are basketball backboards, goals and poles, indoor darts, table tennis sets and pool accessories. Beginning in 1990, Indian entered into an agreement and contract with Baker Sport AB, a Swedish company, for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA for the United States and Canada. Subsequently, Baker Sport AB filed bankruptcy under Swedish laws. A plan of reorganization was instituted and a new company was formed called Sweden Table Tennis AB and, effective February 2, 1994, Escalade purchased 37.5%, the Bandstigen Family purchased 37.5% and AB Traction purchased 25% of Sweden Table Tennis AB.

Escalade also manufactures various sporting goods under private label for Sears Roebuck & Co. (Sears) and various other customers. Many of Escalade's products are sold to Sears, Escalade's largest customer, which accounted for approximately 33% of Escalade's sporting goods item net sales in 1997. No other customer accounted for more than 10% of Escalade's sporting goods net sales in 1997.

Certain of the Company's sporting goods products are subject to the regulation of the Consumer Product Safety Commission. The Company believes that it is in compliance with such regulations.

As previously announced, in October 1997, the Company retained CIBC Oppenheimer Corp. (CIBC) to assist in exploring potential opportunities to enhance stockholder value through transactions involving the Company's sporting goods operations, including a possible sale. CIBC is at the initial stage of exploring such possibilities. No offers have been received, although several parties have expressed interest. The resulting impact of any such transaction on the value of the Company and its stock is uncertain, and there can be no assurance that any such transaction will ultimately occur.



                                      (2)

OFFICE AND GRAPHIC ARTS PRODUCTS

Escalade's office and graphic arts products include paper trimmers, paper folding machines, paper drills, collators, decollators, bursting machines, letter openers, automated paper joggers, checksigners, stamp affixers, paper shredders, paper punches, catalog rack systems, bindery carts and related accessories. Escalade's office and graphic arts products business is conducted through Martin Yale and Master Products.

In 1986, the Company introduced a combination checksigner and bursting machine, which automatically imprints facsimile signatures on payroll checks and then separates each check for distribution. The Company also further diversified its office equipment product lines by its August 1988 purchase of the business machine division assets of Swingline, Inc. consisting primarily of a line of forms handling equipment including decollators, bursters and checksigners and a line of shredders and other products, by its 1994 purchase of certain assets of Data-Link Corporation consisting primarily of products which apply postage and other stamps and by its 1997 purchase of Master Products, a manufacturer of paper punches and catalog rack systems.

Escalade produces and sells office and graphic arts products under the Martin Yale brand name, the Premier(R) trademark and the Master Products brand name. The Company also manufactures various office and graphic arts products under private label for original equipment manufacturers.

The Company announced in October 1994 that it intended to distribute 100% of the Martin Yale stock to Escalade's stockholders in a tax-free spin-off following the satisfaction of certain contingencies. The Company's management believed that the spin-off would be in the best interests of the Company and its stockholders, although in February 1995 the proposed distribution was delayed until the Company made satisfactory progress in improving Escalade's overall profitability. However, in 1997, this was deemed infeasible due to uncertain tax consequences to the Company and its stockholders and the possible resulting limitations on future business operations.

RELATIONSHIP WITH SEARS

The Company has supplied sporting goods to Sears for over 30 years beginning with sales of archery equipment by Indian to Sears. Sears currently purchases for resale a wide variety of Escalade's sporting goods. Sales to Sears accounted for approximately 24% of Escalade's consolidated sales in 1997 and for approximately 24% and 23% of consolidated sales in 1996 and 1995. Even though the Company has no long-term contracts with Sears, the Company believes that sales to Sears will continue and that relations with Sears are good.

Escalade has been recognized by Sears for its outstanding service in ten of the last 12 years and in 20 of the last 25 years. Sears has awarded Escalade the Sears "Partners in Progress Award" during those years based upon quality, service and product innovation. Sears makes this award to less than 80 suppliers each year. During this period, Sears had more than 10,000 suppliers. In 1987, Sears further recognized the Company by awarding Escalade the Sears 1986 "Source of the Year Award" in the recreation-automotive group.


                                      (3)

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

The Company engaged in ongoing research and development activities for new products in each of its business segments. Escalade spent approximately $1,400,000 in 1997, $2,300,000 in 1996 and $1,700,000 in 1995 for research and development activities.


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



                                      (4)

LICENSES, TRADEMARKS AND BRAND NAMES

Escalade Sports is licensed to use the Spalding(R) trademark pursuant to licensing agreements entered into with Spalding in 1985. The Company pays royalties to Spalding for the use of the Spalding trademark in accordance with certain schedules set forth in the agreements. The licensing agreements further require that the Company pay Spalding certain minimum annual royalties from sales of Spalding(R) branded goods and that the Company provide Spalding with periodic reports and maintain quality standards acceptable to Spalding. In 1997, royalties paid by the Company to Spalding were less than 1% of net sales. The Company believes that it currently satisfies all material terms of its agreements with Spalding. The licensing agreements with Spalding expire on September 30, 1999.

Escalade is the owner of several registered trademarks and brand names. For its sporting goods, the Company holds the Ping-Pong(R), and Harvard(R) registered trademarks and utilizes the Indian, Indian Archery and Indian Xi brand names. The Company permits limited uses of the Ping-Pong(R) trademark by other manufacturers pursuant to various licensing agreements. The Company also owns the Premier(R) and Sandmar(R) registered trademarks for its office and graphic arts products, in addition to manufacturing such products under the Martin Yale and Master Products brand names.


SEASONALITY

The backlog of unshipped orders by industry segment is shown below at the Company's 1997, 1996, and 1995 fiscal year end. All orders in backlog at year end are generally shipped during the following year. The backlog includes all orders received but not shipped. Escalade's sporting goods business is seasonal and, therefore, the backlog is subject to fluctuations.

YEARS ENDED DECEMBER 27, DECEMBER 28
   AND DECEMBER 30                                     1997              1996             1995
------------------------------------------------------------------------------------------------------

Orders received but not shipped
   Sporting goods                                      $4,375,600       $2,592,800        $3,128,200
   Office and graphic arts products                       570,100          419,300           392,300


EMPLOYEES

The Company employs between 625 and 825 employees, consisting of between 275 and 425 people at Indian's Evansville, Indiana facilities, between 100 and 150 at Harvard's Compton, California and Tijuana, Mexico facilities, approximately 125 employees at Martin Yale's Wabash, Indiana facilities and approximately 125 at Master Products' Los Angeles, California and Tijuana, Mexico facilities. All hourly rated employees at Evansville are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers AFL-CIO, whose contract expires April 30, 2000. All hourly rated employees at Compton, California are represented by the International Brotherhood of Teamsters whose contract expires on March 31, 1998, by which time the Company will have ceased operations at its Compton, California facility and will have moved those operations to a new location in San Diego, California.

Escalade believes that its employee relations are satisfactory.



                                      (5)

SOURCES OF SUPPLIES

Raw materials for Escalade's various product lines consist of wood, particle board, slate, standard grades of steel, steel tubing, plastic vinyl, steel cables, fiberglass and packaging. Escalade relies upon European suppliers for its requirement of billiard balls and slate utilized in the production of home pool tables and upon various Asian manufacturers for certain of its table tennis needs and other items.

The Company believes that these sources will continue to provide adequate supplies as needed. All other materials needed for the Company's various operations are available in adequate quantities from a variety of domestic and foreign sources.

YEAR 2000 COMPLIANCE

The Company's sporting goods and office and graphic arts machines and equipment subsidiaries have both initiated programs to prepare their computer systems and applications for the Year 2000 and to identify all systems and applications affected by Year 2000 compliance issues. They expect to incur internal staff costs as well as consulting and other expenses to test and convert system applications in the amount of approximately $250,000 over the next one and a half years. Any necessary modifications to the Company's systems are expected to be approximately 90% complete by the end of 1998 and completely finished in 1999. The Company does not expect that Year 2000 compliance issues and related expenses will have a material adverse impact on the Company's operations, cash flows or financial conditions in future periods.


ITEM 2--PROPERTIES

The Company operates the following facilities:

                                  LOCATION                          SIZE             LEASED OR OWNED
------------------------------------------------------------ ------------------- -------------------------

Evansville, Indiana (1)                                         346,000 sq. ft.           Owned
Compton, California (1)                                         102,000 sq. ft.           Leased
Tijuana, Mexico (1)                                              50,000 sq. ft.           Owned
Swansea, United Kingdom (1)                                      13,500 sq. ft.           Owned
Wabash, Indiana (2)                                             141,000 sq. ft.           Owned
Los Angeles, California (2)                                      72,312 sq. ft.           Owned
Tijuana, Mexico (2)                                              15,000 sq. ft.           Leased

(1) Sporting goods facilities
(2) Office products facilities

The Company leases its Compton, California manufacturing facilities at a rate of $29,600 per month through March 31, 1998. When the lease expires, the Company will commence leasing other space in the San Diego, California area and the Company will conduct the operations formerly performed in Compton, California, except for manufacturing, at this location.



                                      (6)

The Company's Wabash facilities are held subject to a mortgage financed by Economic Development Revenue Bonds. The 141,000 square foot facility is a pre-engineered metal building supported by structured steel and concrete block consisting of 21,000 square feet warehousing, 6,000 square feet office and 114,000 square feet manufacturing.

The Company leases space in Tijuana, Mexico for its office products operations for $61,000 per year.

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


ITEM 3--LEGAL PROCEEDINGS

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of such claims or lawsuits will have a material adverse affect on the business or financial condition of the Company.


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                      (7)

                                     PART II


ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS

The Company's common stock is traded under the symbol "ESCA" on the Nasdaq National Market System. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the Nasdaq National Market System:

PRICES                                                             HIGH              LOW
------------------------------------------------------------------------------------------------

  1997
   First quarter ended March 22, 1997                            $ 12.63           $  8.25
   Second quarter ended July 12, 1997                              10.88              9.38
   Third quarter ended October 4, 1997                             12.25              9.50
   Fourth quarter ended December 27, 1997                          14.75             10.88

  1996
   First quarter ended March 23, 1996                            $  5.13           $  2.50
   Second quarter ended July 13, 1996                               5.50              4.75
   Third quarter ended October 5, 1996                              9.13              4.88
   Fourth quarter ended December 28, 1996                           9.25              7.75

The closing market price on February 27, 1998 was $18 per share.

In the fourth quarter of 1997, the Company announced its offer to purchase up to 1,000,000 shares of its common stock at a price of $11 to $14 per share. Pursuant to such offer, the Company purchased 117,766 shares of its common stock at $14 per share in December 1997.

In the third quarter of 1996, the Company announced its offer to purchase approximately 1,000,000 shares of its common stock at a price of $6 to $10 per share. Pursuant to such offer, the Company purchased 1,016,682 shares of its common stock at $8.875 per share in September 1996.

The Company paid no cash dividends during the last two fiscal years. The Company's existing bank indebtedness restricts the payment of cash dividends.

There were approximately 360 holders of record of the Company's Common Stock at February 27, 1998. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 850.


                                      (8)

ITEM 6--SELECTED FINANCIAL DATA (In thousands, except per share data)

                                      DECEMBER 27,      December 28,     December 30,      December 31,     December 25,
AT AND FOR YEARS ENDED                    1997              1996             1995              1994            1993(2)
----------------------------------------------------------------------------------------------------------------------------

INCOME STATEMENT DATA
   Net sales
     Sporting goods                        $66,666          $74,077           $73,858          $85,318           $80,397
     Office and graphic
       arts products                        24,836           19,132            17,321           17,276            14,338
       Total net sales                      91,502           93,209            91,179          102,594            94,735

   Net income (loss)                         6,361            5,247               448           (2,403)            6,213

   Weighted average shares                   3,110            3,850             4,134            4,129             4,111

PER SHARE DATA (1)
   Basic earnings per share                  $2.05            $1.36              $.11           $(.58)             $1.51

   Cash dividends                                0                0                 0                0                 0

BALANCE SHEET DATA
   Working capital                          15,478           13,309            17,069           16,837            22,289
   Total assets                             66,145           54,430            57,767           75,883            66,142
   Short-term debt                          14,075           13,675            16,732           31,215            16,640
   Long-term debt                           10,700            5,500             6,266            9,148            11,563
   Total stockholders' equity               23,501           19,305            23,338           22,889            25,163


(1) Basic earnings per common share are based on average shares outstanding adjusted to reflect the Company's 15% stock dividend declared on February 19, 1994.

(2) Includes a cumulative effect adjustment of $3,089,893 relating to the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.



                                      (9)

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

1997 COMPARED TO 1996

In 1997, net sales decreased 1.8%, or $1,707,000 to $91,502,000 from $93,209,000 in 1996.

Sporting goods net sales decreased by $7,411,000 from $74,077,000 to $66,666,000. Of this decrease, 34% was due to discontinued product or product lines and the remaining 66% was due to a decrease in units sold. The decrease in units sold was mainly caused by excess inventory carryover from the prior year by several large customers.

Office and graphic arts machines and equipment net sales increased by $5,704,000, or 29.8%, to $24,836,000 from $19,132,000. Of this increase, 95% was due to the acquisition of Master Products and the other 5% was mainly due to increased export sales.

Cost of sales of $61,717,000 as a percentage of net sales was 67.4% in 1997 as compared to $66,703,000, or 71.6%, in 1996. This decrease in cost of sales as a percentage of net sales was in the sporting goods segment. This decrease in cost of goods sold was in factory expense, primarily in depreciation, product development, salaries and management services.

Selling, administrative and general expenses in 1997 were $17,397,000, or 19%, of net sales as compared to $16,628,000, or 17.8%, in 1996. This increase as a percentage of net sales was in the office and graphic arts machines and equipment segment. Professional services, travel, customer allowances and bad debts increased. Also, this segment's selling, general and administrative expenses are higher than sporting goods as a percentage of net sales and this segment's sales are increasing as a percentage of total sales.

Interest expense in 1997 was $1,277,000 as compared to $1,408,000 in 1996, a decrease of $131,000, or 9.3%. This decrease in interest expense was due to lower average borrowing levels in 1997 than in 1996.

The income tax provision for 1997 was $4,689,000 for an effective rate of 42%.

Net income for the year was $6,361,000 as compared to $5,247,000 in 1996. This increase in net income was from sporting goods and was primarily due to increased margins as a result of lower factory expenses.



                                      (10)

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


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



                                      (11)

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES
The Company's net cash provided by operating activities was $8,784,231, $15,266,154 and $18,666,358 in 1997, 1996 and 1995. Inventory management provided cash of $272,909, $3,699,263 and $8,244,785 in 1997, 1996 and 1995.
Accounts receivable used cash of $2,113,236 and $2,439,220 in 1997 and 1996 and provided cash of $6,411,341 in 1995. The increase in year-end receivables in 1997 was due to higher fourth quarter sales.

INVESTING ACTIVITIES
The Company's net cash used by investing activities was $10,651,115, $1,891,594 and $1,051,136 in 1997, 1996 and 1995. The Company used $1,597,055, $1,902,127 and $1,144,922 in 1997, 1996 and 1995 to purchase property and equipment. In 1997, the Company used $8,958,745 for the purchase of certain assets of Master Products, net of cash acquired.

FINANCING ACTIVITIES
Net cash provided by financing activities in 1997 was $1,793,961 and net cash used by financing activities was $13,301,909 and $17,363,055 in 1996 and 1995. In 1997, the Company borrowed an additional $11,500,000 and paid $10,300,000 on long-term debt. At year end, the short-term debt had increased $3,120,650 over last year. This is a net increase of $4,320,650 in total bank debt. The additional borrowings were used for the purchase of Master Products and Company stock and warrants.

The Company's working capital requirements are funded by cash flow from operations and a domestic short-term line of credit. The maximum amount that could be drawn under its domestic line of credit at year end was $12,000,000, of which $8,275,000 was used. The domestic line of credit has been paid down to zero as of January 26, 1998. The Company expects to pay $4,000,000 of the $13,500,000 term loan from cash flow in the first quarter of 1997. This payment is in advance of the schedule payback and has been classified as current on the balance sheet.

EFFECT OF INFLATION
The Company cannot accurately determine the precise effects of inflation; however, there were some increases in sales and costs due to inflation in 1997. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expense levels, improving manufacturing technologies and redesigning products to keep these costs under control.


ITEM 7. A.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Item 8 are set forth in Part IV, Item 14.


ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

None.


                                      (12)

                                    PART III


ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 25, 1998 under the captions "Certain Beneficial Owners" and "Election of Directors" and is incorporated herein by reference.


ITEM 11--EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 25, 1998 under the caption "Executive Compensation" and is incorporated herein by reference, except that the information required by Items 402(k) and
(l) of Regulation S-K which appear within such caption under the sub-headings "Compensation and Stock Option Committees" and "Financial Performance" are specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.


ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the Registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 25, 1998 under the caption "Certain Beneficial Owners" and is incorporated herein by reference.


ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.



                                      (13)

                                     PART IV


ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A) Documents filed as a part of this report:

        (1)    FINANCIAL STATEMENTS
                 Independent Auditor's Report
                 Consolidated financial statements of Escalade, Incorporated and subsidiaries: Consolidated balance sheet--December 27, 1997 and December 28, 1996 Consolidated statement of income--fiscal years ended December 27, 1997,
                         December 28, 1996 and December 30, 1995
                      Consolidated statement of stockholders' equity--fiscal
                         years ended December 27, 1997, December 28, 1996 and December 30, 1995
                      Consolidated statement of cash flows--fiscal years ended
                         December 27, 1997, December 28, 1996 and December 30, 1995
                      Notes to consolidated financial statements

        (2)    FINANCIAL STATEMENT SCHEDULES
                 Independent Auditor's Report on financial statement schedule For the three-year period ended December 27, 1997:
                    Schedule II--Valuation and qualifying accounts

               All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

        (3)    EXHIBITS
                     3.1 Articles of incorporation of Escalade, Incorporated (a)
                     3.2 By-Laws of Escalade, Incorporated (a)
                     4.1 Form of Escalade, Incorporated's common stock
                           certificate (a)
                    10.1 Licensing agreement between Spalding and Evenflo
                           Companies, Inc. and Indian Industries, Inc. dated October 1, 1992 and extension letter dated May 25, 1995 (e)
                    10.3 Licensing agreement between Sweden Table Tennis AB and
                           Indian Industries, Inc. dated January 1, 1995 (h)
                    10.4 Amendment to lease agreement dated April 1, 1983 among
                           Irving J. Karp, Trustee of the Karp 1977 Trust, Irving J. Karp, Trustee of the Feldman 1976 Trust and Harvard Sports, Inc. dated September 8, 1992 (e)
                    10.8 Federal trademark registration 283,766 for Ping-Pong(R)
                           bats and rackets (a)
                    10.9 Federal trademark registration 283,767 for Ping-Pong(R)
                           balls (a)
                   10.10 Federal trademark registration 294,408 for Ping-Pong(R)
                           tables and parts (a)
                   10.11 Federal trademark registration 520,270 for Ping-Pong(R)
                           game (a)
                   10.12 Federal trademark registration 1,003,289 for Mr. Table
                           Tennis(R)table tennis equipment (a)
                   10.13 Federal trademark registration 1,187,832 for Harvard(R)
                           table tennis equipment (a)
                   10.14 Federal trademark registration 1,442,274 for Mini
                           Court(R)(a)
                   10.15 Federal trademark registration 1,292,167 for Premier(R)
                           table tennis tables and accessories (a)
                   10.16 Federal trademark registration 1,456,647 for Mini
                           Pool(R)(a)


                                      (14)

                   10.17 Trademark Assignment--Federal trademark registration
                           1,348,890 for Sandmar(R) office machines (b)
                   10.18 Agreement dated April 28, 1997 between Indian
                           Industries, Inc. and International Union of
                           Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO Local No. 848 (j)
                   10.19 Amendment to agreement dated April 1, 1991 between
                           Harvard Sports, Inc. and Food, Industrial and Beverage Warehouse, Driver and Clerical Employees, Local 630 dated January 16, 1995 (g)
                   10.21 Amendment to credit agreement dated May 31, 1996
                           between Escalade, Incorporated and Bank One,
                           Indianapolis, National Association dated May 31,
                           1997 (j)
                   10.32 Mortgage, security agreement, collateral assignment of rents and fixture, filing dated June 4, 1990 between Martin Yale Industries, Inc. and Bank One, Indianapolis, National Association (c)
                   10.33 Trust Indenture between the City of Wabash, Indiana and
                           The Citizens National Bank of Evansville as Trustee dated May 1, 1990 relating to the Economic Development Revenue Bonds, Series 1990 (Martin Yale Industries, Inc. Project) (c)
                   10.34 Real Estate Sales Contract dated September 17, 1990
                           between Martin Yale Industries, Inc. and
                           Fritkin-Jones Design Group, Inc. (c)
                   10.35 Stock and Warrant Exchange Agreement dated June 30,
                           1991 between Escalade, Incorporated and the minority stockholders of Marcy (d)
                   10.36 Stock purchase agreement dated June 17, 1997 between
                           Martin Yale Industries, Inc. and James Crean
                           International, G.V. regarding the purchase of Master Products Manufacturing Company, Inc. (j)
                      21 Subsidiaries of the Registrant
                      23 Consent of Geo. S. Olive & Co. LLC
                      27 Financial Data Schedule

               EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                   10.24 The Harvard Sports/Indian Industries, Inc. 401(k) Plan
                           as amended and merged in 1993 (h)
                   10.26 Martin Yale Industries, Inc. 401(k) Retirement Plan as
                           amended in 1993 (h)
                   10.27 Incentive Compensation Plan for Escalade, Incorporated
                           and its subsidiaries (a)
                   10.28 Escalade, Incorporated 1984 Incentive Stock Option
                           Plan (a)
                   10.29 Example of contributory deferred compensation agreement between Escalade, Incorporated and certain management employees allowing for deferral of compensation (a)
                   10.30 1997 Director Stock Compensation and Option Plan (k)
                   10.31 1997 Incentive Stock Option Plan (k)




                                      (15)

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

        (f) Incorporated by reference from the Company's 1992 Annual Report on Form 10-K

        (g) Incorporated by reference from the Company's 1994 Annual Report on Form 10-K

        (h) Incorporated by reference from the Company's 1995 Annual Report on Form 10-K

        (i) Incorporated by reference from the Company's 1996 Third Quarter Report on Form 10-Q

        (j) Incorporated by reference from the Company's 1997 Second Quarter Report on Form 10-Q

        (k)    Incorporated by reference from the Company's 1997 Proxy Statement

(B) No reports on Form 8-K for the fourth quarter ended December 27, 1997 were required to be filed.




                                      (16)

                          INDEPENDENT AUDITOR'S REPORT



     To the Stockholders and Board of Directors
     Escalade, Incorporated
     Evansville, Indiana


     We have audited the consolidated balance sheet of Escalade, Incorporated and subsidiaries as of December 27, 1997 and December 28, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Escalade, Incorporated and subsidiaries at December 27, 1997 and December 28, 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1997 in conformity with generally accepted accounting principles.


     GEO. S. OLIVE & CO. LLC

     Evansville, Indiana
     January 30, 1998



                                     (F-1)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


DECEMBER 27 AND DECEMBER 28                                                                1997                  1996
----------------------------------------------------------------------------------------------------------------------------

ASSETS
   Current assets
     Cash                                                                              $  1,246,396         $  1,319,319
     Receivables, less allowances of $893,434
       and $681,606                                                                      30,602,245           27,296,584
     Inventories                                                                         12,637,345           11,452,433
     Prepaid expenses                                                                       236,500              221,850
     Deferred income tax benefit                                                          1,205,196            1,560,814
                                                                                --------------------------------------------
         Total current assets                                                            45,927,682           41,851,000

     Property, plant and equipment                                                       11,638,686           10,208,548
     Other assets                                                                         2,422,066            1,851,511
     Deferred income tax benefit                                                                                 518,653
     Goodwill                                                                             6,157,350
                                                                                --------------------------------------------

                                                                                        $66,145,784          $54,429,712
                                                                                ============================================
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
     Notes payable--bank                                                                $ 8,275,000          $ 3,875,000
     Current portion of long-term debt                                                    5,800,000            9,800,000
     Trade accounts payable                                                               2,696,478            2,393,980
     Accrued liabilities                                                                 12,128,256           11,374,159
     Federal income tax payable                                                           1,550,000            1,099,072
                                                                                --------------------------------------------
         Total current liabilities                                                       30,449,734           28,542,211
                                                                                --------------------------------------------

   Other liabilities
     Long-term debt                                                                      10,700,000            5,500,000
     Deferred compensation                                                                1,065,973            1,082,790
     Deferred income tax liability                                                          429,412
                                                                                --------------------------------------------
                                                                                         12,195,385            6,582,790
                                                                                --------------------------------------------
   Stockholders' equity
     Preferred stock
       Authorized--1,000,000 shares, no par value, none issued
     Common stock
       Authorized--10,000,000 shares, no par value
       Issued and outstanding--3,050,691 and 3,084,449
         shares                                                                           5,879,827            8,291,516
     Retained earnings                                                                   17,373,846           11,013,195
     Net unrealized gain on securities available for sale                                   246,992
                                                                                --------------------------------------------
                                                                                         23,500,665           19,304,711
                                                                                --------------------------------------------

                                                                                        $66,145,784          $54,429,712
                                                                                ============================================


See notes to consolidated financial statements.



                                     (F-2)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME


YEARS ENDED DECEMBER 27, DECEMBER 28
   AND DECEMBER 30                                                        1997                1996               1995
----------------------------------------------------------------------------------------------------------------------------

Net Sales                                                              $91,501,865         $93,209,331        $91,178,757
                                                                 -----------------------------------------------------------

Costs, Expenses and Other Income
   Cost of products sold                                                61,716,502          66,703,061         73,443,333
   Selling, administrative and general expenses                         17,397,633          16,628,415         13,867,421
   Restructuring charge                                                                                         1,040,000
   Amortization of goodwill                                                217,223
   Interest                                                              1,276,883           1,408,070          2,267,620
   (Gain) loss on disposal of assets                                       319,066             (60,146)           (23,293)
   Other income                                                           (475,580)           (230,520)          (251,190)
                                                                 -----------------------------------------------------------
                                                                        80,451,727          84,448,880         90,343,891

Income Before Income Taxes                                              11,050,138           8,760,451            834,866

Provision for Income Taxes                                               4,689,487           3,513,334            387,133
                                                                 -----------------------------------------------------------

NET INCOME                                                            $  6,360,651        $  5,247,117       $    447,733
                                                                 ===========================================================

Per Share Data
   Basic earnings per share                                                  $2.05               $1.36               $.11
   Diluted earnings per share                                                $2.02               $1.35               $.11


See notes to consolidated financial statements.



                                     (F-3)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                          NET UNREALIZED
                                                             COMMON STOCK                               GAIN ON SECURITIES
                                                ---------------------------------------    RETAINED          AVAILABLE
                                                      SHARES             AMOUNT            EARNINGS          FOR SALE
                                                ----------------------------------------------------------------------------

BALANCES AT JANUARY 1, 1995                            4,133,361         $17,570,452       $  5,318,345

   Exercise of stock options                                 593               1,945
   Net income                                                                                   447,733

                                                ----------------------------------------------------------------------------
BALANCES AT DECEMBER 30, 1995                          4,133,954          17,572,397          5,766,078

   Exercise of stock options                              11,786              38,766
   Net income                                                                                 5,247,117
   Purchase of stock                                  (1,061,291)         (9,319,647)
                                                ----------------------------------------------------------------------------

BALANCES AT DECEMBER 28, 1996                          3,084,449           8,291,516         11,013,195

   Exercise of stock options                              84,808             433,808
   Net income                                                                                 6,360,651
   Purchase of stock                                    (118,566)         (1,656,368)
   Put option to retire warrants                                          (1,189,129)
   Net change in unrealized gain on securities
     available for sale                                                                                        $246,992
                                                ----------------------------------------------------------------------------

BALANCES AT DECEMBER 27, 1997                          3,050,691          $5,879,827        $17,373,846        $246,992
                                                ============================================================================


See notes to consolidated financial statements.



                                     (F-4)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 27, DECEMBER 28 AND DECEMBER 30                           1997             1996               1995
----------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net income                                                              $  6,360,651     $  5,247,117       $   447,733
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization                                            2,381,201        3,026,541         3,626,696
     Provision for losses on accounts receivable                                474,050          427,650           175,559
     Provision for deferred income tax                                        1,303,683          411,348          (140,855)
     Provision for deferred compensation                                         98,183          101,955            98,101
     Provision for restructuring charges                                                                         1,040,000
     (Gain) loss on disposals of equipment                                      319,066          (60,146)          (23,293)
     Change in cash surrender value, net of loans and premiums                  (36,000)         (47,734)          (39,407)
     Changes in
       Accounts receivable                                                   (2,113,236)      (2,439,220)        6,411,341
       Income tax refundable                                                                     275,000           123,909
       Inventories                                                              272,909        3,699,263         8,244,785
       Prepaids                                                                  96,969           44,920            (8,308)
       Other assets                                                             (89,397)          81,149             9,289
       Income tax payable                                                       450,928          770,000           329,072
       Accounts payable and accrued expenses                                   (734,776)       3,728,311        (1,628,264)
                                                                       -----------------------------------------------------
     Net cash provided by operating activities                                8,784,231       15,266,154        18,666,358
                                                                       -----------------------------------------------------

INVESTING ACTIVITIES
   Premiums paid for life insurance                                                              (65,800)         (131,600)
   Purchase of property and equipment                                        (1,597,055)      (1,902,127)       (1,144,922)
   Proceeds from sale of property and equipment                                                   76,333            34,425
   Purchase of long-term investments                                            (95,315)                           (99,256)
   Purchase of certain Master Products assets,
     net of cash acquired                                                    (8,958,745)
   Proceeds from sale of long-term investments                                                                     290,217
                                                                       -----------------------------------------------------
     Net cash used by investing activities                                  (10,651,115)      (1,891,594)       (1,051,136)
                                                                       -----------------------------------------------------

FINANCING ACTIVITIES
   Net increase (decrease) in notes payable--bank                             3,120,650      (10,475,000)      (14,887,500)
   Proceeds from exercise of stock options                                      433,808           38,766             1,945
   Reduction of long-term debt                                              (10,300,000)      (7,248,000)       (2,477,500)
   Purchase of stock and warrants                                            (2,845,497)      (9,319,647)
   Proceeds from long-term debt                                              11,500,000       13,900,000
   Deferred compensation paid                                                  (115,000)        (198,028)
                                                                       -----------------------------------------------------
     Net cash provided (used) by financing activities                         1,793,961      (13,301,909)      (17,363,055)
                                                                       -----------------------------------------------------

INCREASE (DECREASE) IN CASH                                                     (72,923)          72,651           252,167

CASH, BEGINNING OF YEAR                                                       1,319,319        1,246,668           994,501
                                                                       -----------------------------------------------------

CASH, END OF YEAR                                                          $  1,246,396     $  1,319,319      $  1,246,668
                                                                       =====================================================

SUPPLEMENTAL CASH FLOWS INFORMATION
   Interest paid                                                           $  1,302,577     $  1,379,847      $  2,332,038
   Income taxes paid (refunded), net                                          3,819,632        2,286,986          (413,773)
   Fixed assets in accounts payable                                              35,253          126,884            10,000


See notes to consolidated financial statements.


                                     (F-5)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Escalade, Incorporated (Company) is primarily engaged in the manufacture and sale of sporting goods and office and graphic arts products. The Company is located in Evansville, Indiana and has six manufacturing facilities, one in Evansville, Indiana; Compton, California; Wabash, Indiana and Los Angeles, California and two in Tijuana, Mexico. The Company sells products to customers throughout the United States and provides foreign shipments of sporting goods through a foreign sales corporation. The consolidated financial statements include the accounts of all significant subsidiaries. Intercompany transactions have been eliminated.

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

The estimated useful lives used in computing depreciation are as follows:

                                                                  YEARS
------------------------------------------------------------------------------

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

Basic earnings per common share information is based on average shares outstanding adjusted for stock dividends.

The Company's fiscal year ends on the Saturday nearest December 31, within the calendar year.




                                     (F-6)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


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

Research and development costs are charged to income as incurred. The research and development costs incurred during 1997, 1996 and 1995 were approximately $1,400,000, $2,300,000 and $1,700,000.

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


      INVENTORIES

DECEMBER 27 AND DECEMBER 28                                     1997                  1996
----------------------------------------------------------------------------------------------------

Finished products                                             $  5,665,390         $  5,082,134
Work in process                                                  3,412,443            2,709,752
Raw materials and supplies                                       3,559,512            3,660,547
                                                        --------------------------------------------

                                                               $12,637,345          $11,452,433
                                                        ============================================


      PROPERTY, PLANT AND EQUIPMENT

DECEMBER 27 AND DECEMBER 28                                     1997                  1996
----------------------------------------------------------------------------------------------------

Land                                                          $    757,210         $    345,210
Buildings and leasehold improvements                            10,649,336            9,562,524
Machinery and equipment                                         23,588,382           21,909,966
                                                        --------------------------------------------
                                                                34,994,928           31,817,700
Accumulated depreciation and amortization                      (23,356,242)         (21,609,152)
                                                        --------------------------------------------

                                                               $11,638,686          $10,208,548
                                                        ============================================



                                     (F-7)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


      LONG-TERM DEBT

DECEMBER 27 AND DECEMBER 28                                                             1997                  1996
----------------------------------------------------------------------------------------------------------------------------

Mortgage payable, due in annual installments varying from $300,000 in 1998 to
   $500,000 in 2005, interest varies from 7.65% to 7.95%, due 2005, secured by
   plant facility, machinery and equipment, and letter of credit                      $  3,000,000         $  3,300,000
Term loan, due in quarterly installments of $500,000, interest varies from prime to London Interbank Offered Rate
   (LIBOR) plus 1.75%, secured by equipment, inventory,
   accounts receivable, general intangibles and securities                              13,500,000           12,000,000
                                                                                --------------------------------------------
                                                                                        16,500,000           15,300,000
Portion classified as current                                                           (5,800,000)          (9,800,000)
                                                                                --------------------------------------------

                                                                                       $10,700,000         $  5,500,000
                                                                                ============================================

Maturities of long-term indebtedness for the ensuing five years are: 1998, $5,800,000; 1999, $2,300,000; 2000, $2,300,000; 2001, $2,400,000; 2002,
$2,400,000 and thereafter, $1,300,000.

The Company expects to pay $4,000,000 of the $13,500,000 term loan from cash flow in the first quarter of 1998. This payment is in excess of the scheduled payback and therefore has been classified as current on the balance sheet.

The mortgages payable and term loan agreements contain certain restrictive covenants, of which the more significant include maintenance of specified net worth, restrictions on capital expenditures and dividends, and maintenance of specified ranges of debt service and leverage ratios.


      INVESTMENTS

                                                                                              GROSS          APPROXIMATE
                                                                           AMORTIZED        UNREALIZED         MARKET
                                                                             COST             GAINS             VALUE
                                                                       -----------------------------------------------------
DECEMBER 27, 1997
   Available for sale
     Marketable equity securities (included in
       other assets)                                                          $730,196         $411,653         $1,141,849
                                                                       =====================================================

DECEMBER 28, 1996
   Available for sale
     Marketable equity securities (included in
       other assets)                                                          $576,883                         $   576,883
                                                                       =====================================================



                                     (F-8)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


      STOCK OPTIONS AND WARRANTS

A total of 76,821 options were outstanding at year end from the 1984 Stock Option Plan (Plan). The date for granting options under this Plan expired on October 26,1994 and the date for exercising options expires on September 26, 1999. At the Company's 1997 annual meeting, the stockholders approved two new Stock Option Plans reserving 300,000 common shares for issuance under an Incentive Stock Option Plan (ISO) and 100,000 common shares for issuance under a Director Stock Option Plan (DSO). Total options granted during 1997 and outstanding at year end under the ISO were 25,000. No options were granted under the DSO.

Under the Company's ISO, which is accounted for in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, the Company grants selected executives and other key employees stock option awards which vest over four years of continued employment. During 1997, the Company authorized the grant of options for up to 25,000 shares of the Company's common stock. The exercise price of each option, which has a five-year life, was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized. Options are exercisable commencing one year from the date of issuance to the extent vested.

Although the Company has elected to follow APB Opinion No. 25, Statement of Financial Accounting Standards (SFAS) No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that statement. The fair value of each option grant was estimated on the grant date using an option pricing model with the following assumptions:

                                                                        1997
                                                                    ------------

Risk-free interest rates                                                 6%
Dividend yields                                                          0%
Volatility factors of expected market price of common stock             49.1%
Weighted average expected life of the options                          4 years

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement is as follows:

                                                                  1997
                                                            ------------------

Net income                                As reported             $6,360,651
                                          Pro forma                6,353,257
Basic earnings per share                  As reported                   2.05
                                          Pro forma                     2.04
Diluted earnings per share                As reported                   2.02
                                          Pro forma                     2.02



                                     (F-9)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


Stock option transactions are summarized as follows:

                                              1997                          1996                          1995
                                 -------------------------------------------------------------------------------------------
                                                    OPTION                        Option                        Option
                                     SHARES          PRICE         Shares          Price         Shares          Price
                                 -------------------------------------------------------------------------------------------

Outstanding at beginning of year                   $3.26 TO                      $3.26 to                      $3.26 to
                                       168,311       7.25            196,581       7.25            204,211       7.25
Issued during year                      25,000       $9.88
Canceled or expired                     (6,682)                      (16,485)                       (7,037)
                                                   $3.26 TO
Exercised during year                  (84,808)      7.25            (11,785)      $3.26              (593)      $3.26
                                 ----------------              -------------------------------------------------------------
                                                   $6.30 TO                      $3.26 to                      $3.26 to
Outstanding at end of year             101,821       9.88            168,311       7.25            196,581       7.25
                                 ================              ================              ================

Exercisable at end of year              63,113                       120,699                        92,925
                                 ================              ================              ================

The options granted in 1997 are exercisable at the rate of 25% over each of the four years beginning in 1998.

In connection with the Company's 1987 public offering of its common stock, the Company sold to Oppenheimer & Co., the representative of the underwriters for such offering, warrants to purchase 75,900 shares of common stock for $.85 per warrant, or an aggregate of $65,000. Each warrant gives the holder the right to buy one share of the Company's common stock at a price equal to $12.33. Each warrant became exercisable on September 2, 1988 and the initial termination date of September 1, 1992 was extended by three years to September 1, 1995. These warrants expired during 1995.

To acquire all of the common stock of Marcy Fitness Products, Inc., the Company exchanged 272,112 Escalade warrants with an exercise price of $9.13 per share. The warrants were exercisable until August 19, 1999. During 1997, these warrants were put to the Company and retired at $13.50 per share for a total cost of $1,189,129.


      STOCKHOLDERS' EQUITY TRANSACTIONS

During 1997, the Company conducted a Dutch Auction self-tender offer whereby it purchased 117,766 shares of its common stock at $14.00 per share. The Company also conducted a Dutch Auction self-tender offer in 1996 whereby it purchased approximately 1,000,000 shares of its common stock at a price of $8.875 per share.


                                     (F-10)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


The Company paid no cash dividends during the last three fiscal years. The Company's existing bank indebtedness restricts the payment of cash dividends.


      EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

                                                           1997                                     1996
                                         -----------------------------------------------------------------------------------
                                                          WEIGHTED        PER                       Weighted       Per
YEARS ENDED DECEMBER 27                                    AVERAGE       SHARE                      Average       Share
   AND DECEMBER 28                           INCOME        SHARES        AMOUNT       Income         Shares       Amount
----------------------------------------------------------------------------------------------------------------------------

NET INCOME                                  $6,360,651                               $5,247,117
                                         ---------------                          ----------------
BASIC EARNINGS PER SHARE
   Income available to common
     stockholders                            6,360,651     3,109,514      $2.05       5,247,117       3,849,783    $1.36
                                                                      =============                            =============
EFFECT OF DILUTIVE SECURITIES
   Stock options                                              35,328                                     43,822
                                         ------------------------------           ------------------------------
DILUTED EARNINGS PER SHARE
   Income available to common
     stockholders and assumed
     conversions                            $6,360,651     3,144,842      $2.02      $5,247,117       3,893,605    $1.35
                                         ===================================================================================

Warrants to purchase 272,112 shares of common stock at $9.13 per share were outstanding at December 28, 1996 and during a portion of the year ended December 27, 1997 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares.

                                                                                               1995
                                                                       -----------------------------------------------------
                                                                                             Weighted            Per
                                                                                             Average            Share
Year Ended December 30                                                      Income            Shares           Amount
----------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                    $447,733
                                                                       ------------------
BASIC EARNINGS PER SHARE
   Income available to common stockholders                                     447,733        4,133,566           $.11
                                                                                                          ==================
EFFECT OF DILUTIVE SECURITIES
   Stock options                                                                                 10,056
                                                                       ------------------------------------
DILUTED EARNINGS PER SHARE
   Income available to common stockholders
     and assumed conversions                                                  $447,733        4,143,622           $.11
                                                                       =====================================================

Options to purchase 55,293 shares of common stock from $5.50 to $7.25 per share were outstanding at December 30, 1995 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Warrants to purchase 272,112 shares of common stock at $9.13 per share were outstanding at December 30, 1995 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares.



                                     (F-11)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


      OPERATING LEASES

The Company leases manufacturing, warehousing and office space at its Compton, California facilities for $29,600 per month from October 1, 1990 through March 31, 1998. The Company has a five-year option to extend the lease. The Company does not intend to extend the lease but expects to relocate to the San Diego, California area by March 31, 1998.

The Company also leases warehousing space next to its Evansville facility for $17,317 per month, expiring on October 31, 1998. The Company has four two-year renewal options followed by two five-year renewal options.

At December 27, 1997, the minimum rental payments under noncancelable leases with terms of more than one year are as follows:

YEARS ENDING                                            AMOUNT
---------------------------------------------------------------------

1998                                                       $61,000
1999                                                        35,582
                                                   ------------------

                                                           $96,582
                                                   ==================

The following schedule shows the composition of total rental expense for operating leases except those with terms of a month or less:

                                 1997              1996             1995
                          -----------------------------------------------------

Rentals                        $611,405         $656,082          $638,670
                          =====================================================




                                     (F-12)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


      INCOME TAXES

Provision for income taxes consists of the following:

YEARS ENDED DECEMBER 27, DECEMBER 28
   AND DECEMBER 30                                                           1997              1996             1995
----------------------------------------------------------------------------------------------------------------------------

Current
   Federal                                                                   $3,435,532       $2,670,000          $329,072
   State                                                                        803,547          431,986           198,916
                                                                       -----------------------------------------------------
                                                                              4,239,079        3,101,986           527,988
                                                                       -----------------------------------------------------
Deferred
   Federal                                                                      365,830          401,443           (85,548)
   State                                                                         84,578            9,905           (55,307)
                                                                       -----------------------------------------------------
                                                                                450,408          411,348          (140,855)
                                                                       -----------------------------------------------------

                                                                             $4,689,487       $3,513,334          $387,133
                                                                       =====================================================

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

YEARS ENDED DECEMBER 27, DECEMBER 28
   AND DECEMBER 30                                                           1997              1996             1995
----------------------------------------------------------------------------------------------------------------------------

Income tax at statutory rate                                                 $3,757,047       $2,978,553          $283,854
Increase (decrease) in income tax resulting from
   Recurring permanent differences (goodwill
     amortization, dividend exclusion, and non-
     deductible officers' life insurance expense)                                25,893          (24,279)           (5,522)
   State tax expense, net of federal effect                                     586,163          291,648            94,782
   Benefit of foreign subsidiary loss not recognized                            369,996          166,402           138,846
   Other                                                                        (49,612)         101,010          (124,827)
                                                                       -----------------------------------------------------

       Provision for income taxes recorded                                   $4,689,487       $3,513,334          $387,133
                                                                       =====================================================

The $11,050,138 income before income taxes for the year ended December 27, 1997 was comprised of $1,088,224 foreign losses and $12,138,362 domestic income.

The $8,760,451 income before income taxes for the year ended December 28, 1996 was comprised of $489,417 foreign losses and $9,249,868 domestic income.

The $834,866 income before income taxes for the year ended December 30, 1995 was comprised of $408,370 foreign losses and $1,243,236 domestic income.

At December 27, 1997, a cumulative deferred tax asset of $775,784 is included in current assets and other liabilities. At December 28, 1996, a cumulative deferred tax asset of $2,079,467 is included in current and other assets.



                                     (F-13)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


The components of the net deferred tax asset are as follows:

DECEMBER 27 AND DECEMBER 28                                                                    1997             1996
----------------------------------------------------------------------------------------------------------------------------

ASSETS
   Deferred compensation                                                                     $   413,588       $   341,825
   Valuation reserves                                                                            724,095         1,014,582
   Royalties                                                                                                        88,390
   Goodwill                                                                                      115,320           125,382
   Employee benefits                                                                             399,593           406,205
   Lease expense                                                                                  67,513           116,017
                                                                                        ------------------------------------
         Total assets                                                                          1,720,109         2,092,401
                                                                                        ------------------------------------

LIABILITIES
   Depreciation                                                                                 (779,664)          (12,934)
   Unrealized gain on securities available for sale                                             (164,661)
                                                                                        ------------------------------------
         Total liabilities                                                                      (944,325)          (12,934)
                                                                                        ------------------------------------

                                                                                             $   775,784        $2,079,467
                                                                                        ====================================


      EMPLOYEE BENEFIT PLANS

The Company has an employee profit sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $339,931, $311,701 and $60,940 for 1997, 1996 and 1995.


      VOLUNTARY EMPLOYEE BENEFITS ASSOCIATION TRUST (VEBA)

The Company established a VEBA as a tax-exempt organization to provide life, medical, disability and other similar welfare benefits permitted pursuant to Internal Revenue Code Section 501(c)(9) for its employees.


                                     (F-14)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


      SEGMENT INFORMATION AND CONCENTRATIONS

YEARS ENDED DECEMBER 27, DECEMBER 28
   AND DECEMBER 30                                                           1997              1996             1995
----------------------------------------------------------------------------------------------------------------------------
                                                                                          (In Thousands)
Sales to unaffiliated customers
   Sporting goods                                                             $66,666          $74,077           $73,858
   Office and graphic arts products                                            24,836           19,132            17,321
                                                                       -----------------------------------------------------

       Total consolidated                                                     $91,502          $93,209           $91,179
                                                                       =====================================================

Operating profit
   Sporting goods                                                            $  7,435         $  6,156          $   (262)
   Office and graphic arts products                                             5,244            4,103             3,363
   Corporate                                                                     (291)            (381)             (273)
                                                                       -----------------------------------------------------
       Total consolidated                                                      12,388            9,878             2,828
   Consolidated other income                                                      475              230               251
                                                                       -----------------------------------------------------
                                                                               12,863           10,228             3,125
   Consolidated interest expense                                                1,277            1,408             2,267
   Consolidated (gain) loss on disposal of assets                                 319              (60)              (23)
   Consolidated amortization of goodwill                                          217
                                                                       -----------------------------------------------------

   Consolidated income from operations before
     income taxes                                                             $11,050         $  8,760          $    835
                                                                       =====================================================

Identifiable assets
   Sporting goods                                                             $40,904          $40,543           $43,122
   Office and graphic arts products                                            21,815           10,199            10,317
   Corporate                                                                    3,427            3,688             4,328
                                                                       -----------------------------------------------------

       Total assets                                                           $66,146          $54,430           $57,767
                                                                       =====================================================

Depreciation and amortization charged to operations
   Sporting goods                                                            $  1,214         $  2,123          $  2,886
   Office and graphic arts products                                             1,167              904               741
                                                                       -----------------------------------------------------

       Total consolidated                                                    $  2,381         $  3,027          $  3,627
                                                                       =====================================================

Capital expenditures
   Sporting goods                                                           $     582         $  1,262          $    617
   Office and graphic arts products                                               923              757               526
                                                                       -----------------------------------------------------

                                                                             $  1,505         $  2,019          $  1,143
                                                                       =====================================================



                                     (F-15)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


The Company operates principally in two industries, sporting goods and office and graphic arts products. The Company sells its products primarily to retailers located throughout the United States. Operations in the sporting goods industry consist of production and sale of table tennis tables and accessories, archery equipment, home pool tables and accessories, combination bumper pool and card tables, game tables, basketball backboards, goals and poles, darts, dart cabinets, junior sporting goods including Mini Ping Pong, Mini Pool(TM), Mini Court(R) basketball and Shot Clock basketball. The Company has a licensing agreement with Spalding to manufacture and distribute basketball backboards, goals and poles, indoor darts, table tennis sets and pool accessories under the Spalding brand name. Operations in the office and graphic arts products industry consist of production and sale of paper trimmers, paper folding machines, paper drills, collators, decollators, bursting machines, letter openers, paper joggers, electric staplers, checksigners, stamp affixers, paper shredders, paper punches, catalog rack systems, bindery carts and related accessories.

Operating profit is total revenue less operating expenses. In computing operating profit neither interest expense nor income taxes have been deducted.

Identifiable assets are principally those assets used in each industry. Corporate assets are principally deferred taxes, marketable equity securities and the cash surrender value of life insurance.

In 1997, approximately 33% of the sporting goods were sold to Sears, Roebuck & Co. (24% of consolidated sales). In 1996 and 1995, the percentages were 31% (24% consolidated) and 29% (23% consolidated). At December 27, 1997 and December 28, 1996, accounts receivable included $12,609,120 and $10,613,368 due from Sears, Roebuck & Co.

Approximately 34% of the Company's labor force is covered by collective bargaining agreements. Management acknowledges that there usually will be differences between Company offers and union demands during negotiations. However, management has no reason to expect such differences to result in protracted conflict. The current contracts expire in 1998 and 2000.

Consolidated assets include approximately $3.7 million of assets located in the United Kingdom and Mexico.



                                     (F-16)

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

     Product warranty reserves--based on an analysis of customers' product return histories, current status, sales volume and management's expectations from new products introduced into the market.

     Customer allowance reserves--based on agreements for customer purchase rebates and shared advertising, and prior year's shipments.

     Inventory valuation reserves--based on estimates of costs of inventory amounts overstocked or obsolete in excess of realizable value.


      ADDITIONAL INFORMATION

DECEMBER 27 AND DECEMBER 28                                                                1997                 1996
----------------------------------------------------------------------------------------------------------------------------

Accrued Liabilities
   Employees' compensation                                                            $  4,217,671         $  2,972,848
   Payroll taxes and taxes withheld from employees'
     compensation                                                                          298,214              257,251
   Taxes other than taxes on income                                                        378,805              412,505
   Accrued interest                                                                        130,714              156,408
   Customer volume discounts payable                                                     3,914,060            3,204,500
   Other accrued items                                                                   3,188,792            4,370,647
                                                                                --------------------------------------------

                                                                                       $12,128,256          $11,374,159
                                                                                ============================================


      LINE OF CREDIT

The Company has available an unsecured line of credit for short-term borrowings. The line-of-credit arrangement is based upon a written agreement and can be withdrawn at the banks' option. At December 27, 1997, the line of credit for short-term borrowings aggregated $12,000,000, of which $8,275,000 was borrowed. The interest rate on the line of credit is at the Bank One Indianapolis, N.A. prime rate. A LIBOR option is also available to use for the interest rate. This line of credit is subject to the same restrictive covenants that are as discussed in the long-term debt footnote to the consolidated financial statements.



                                     (F-17)

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


      COMMITMENTS AND CONTINGENCIES

At December 27, 1997, standby letters of credit aggregated $301,709 of which the Company was obligated in the amount of $151,709 relating to the purchase of certain raw materials and finished goods from suppliers.

Additionally, the Company has obtained a letter of credit for the benefit of the mortgage holders. At December 27, 1997, the balance of the letter of credit was $3,441,877. It is to be used in the event of a default in either interest or principal payments.

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.



                                     (F-18)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


      SUMMARY OF QUARTERLY RESULTS

                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                 (UNAUDITED)
                                                       MARCH 22           JULY 12          OCTOBER 4        DECEMBER 27
                                                  --------------------------------------------------------------------------
1997
   Net sales                                             $12,702           $17,765            $22,716           $38,319
   Gross profit                                            3,597             5,021              7,871            13,296
   Net income                                                151               104              1,793             4,313
   Basic earnings per share                                  .05               .03                .57              1.38

1996
   Net sales                                             $15,381           $19,574            $23,142           $35,112
   Gross profit                                            4,253             5,758              7,251             9,244
   Net income                                                232               688              1,517             2,810
   Basic earnings per share                                  .06               .16                .38               .91


In December 1997, the Company completed a Dutch Auction self-tender offer and purchased 117,766 shares. Since this transaction occurred late in the fourth quarter, it caused the fourth quarter earnings per share to be less than the first three quarters proportionately. Consequently, if the four quarters earnings per share are added together, they are less than the actual earnings per weighted average share for the year.

In 1996, a reduction in outstanding shares of approximately 1,000,000 shares, as a result of the completion of a Dutch Auction self-tender offer in September, caused the fourth quarter earnings per share to be greater than the first three quarters proportionately. Consequently, if the four quarters earnings per share are added together, they are greater than the actual earnings per weighted average share for the year.

      ACQUISITIONS

ACQUISITION OF MASTER PRODUCTS MANUFACTURING COMPANY, INC.
On June 17, 1997, the Company's wholly-owned subsidiary, Martin Yale Industries, Inc., acquired 100% of the stock of Master Products, a California corporation, for a net cost of $9,951,813, which includes assumed liabilities of $833,813. Master Products manufactures paper punches and catalog rack systems.

The acquisition was accounted for as a purchase and the excess of cost over the fair value of net assets acquired was $6,374,573, which is being amortized over 15 years on the straight-line method. The Company's consolidated results of operations include Master Products from June 17, 1997.


                                     (F-19)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


The following unaudited pro forma information shows the results of the Company's operations as though the purchase of Master Products had been made at January 1, 1996. The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at January 1, 1996, or the results which may occur in the future.

DECEMBER 27 AND DECEMBER 28                     1997             1996
-----------------------------------------------------------------------------
                                                (In Thousands, Except
                                                   per Share Data)

Net Sales                                       $95,885          $103,429
Net Income                                        6,535             5,956
Basic Earnings per Share                          $2.10             $1.55




                                     (F-20)

                          INDEPENDENT AUDITOR'S REPORT



     Stockholders and Board of Directors
     Escalade, Incorporated
     Evansville, Indiana


     We have audited the consolidated financial statements of Escalade, Incorporated as of December 27, 1997 and December 28, 1996 and for each of the three years in the period ended December 27, 1997 and have issued our report thereon dated January 30, 1998; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Escalade, Incorporated listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


     GEO. S. OLIVE & CO. LLC

     Evansville, Indiana
     January 30, 1998




                                     (S-1)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                 COL. A                      COL. B                   COL. C                   COL. D           COL. E
----------------------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONS
                                                         ----------------------------------
                                           BALANCE AT       CHARGED TO      CHARGED TO                          BALANCE
                                            BEGINNING       COSTS AND     OTHER ACCOUNTS--   DEDUCTIONS--        AT END
              DESCRIPTION                   OF PERIOD        EXPENSES        DESCRIBE         DESCRIBE (2)      OF PERIOD
----------------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts
   and discounts (1)
   Fiscal year ended December 27, 1997        $681,606         $474,050                         $262,222         $893,434
   Fiscal year ended December 28, 1996         726,352          427,650                          472,396          681,606
   Fiscal year ended December 30, 1995         777,195          175,559                          226,402          726,352


(1) Deducted from related assets
(2) Accounts charged off, less recoveries



                                     (S-2)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:      /S/ C. W. "BILL" REED                                 March 13, 1998
    ----------------------------------------
      C. W. "Bill" Reed
      President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                 Chairman, Chief Executive Officer
                                                                 and Director
      /S/ ROBERT E. GRIFFIN                                      (Principal Executive Officer)           March 13, 1998
-----------------------------------------------------
Robert E. Griffin
                                                                 Secretary and Treasurer
                                                                 (Principal Financial and Accounting
      /S/ JOHN R. WILSON                                         Officer)                                March 13, 1998
-----------------------------------------------------
John R. Wilson


      /S/ BLAINE E. MATTHEWS, JR.                                Director                                March 13, 1998
-----------------------------------------------------
Blaine E. Matthews, Jr.


      /S/ A. GRAVES WILLIAMS, JR.                                Director                                March 13, 1998
-----------------------------------------------------
A. Graves Williams, Jr.


      /S/ GERALD J. FOX                                          Director                                March 13, 1998
-----------------------------------------------------
Gerald J. Fox


      /S/ KEITH P. WILLIAMS                                      Director                                March 13, 1998
-----------------------------------------------------
Keith P. Williams


      /S/ YALE BLANC                                             Director                                March 13, 1998
-----------------------------------------------------
Yale Blanc


      /S/ ROBERT D. ORR                                          Director                                March 13, 1998
-----------------------------------------------------
Robert D. Orr

      /S/ C. W. "BILL" REED
-----------------------------------------------------            Director                                March 13, 1998
C. W. "Bill" Reed




                                     (S-3)