Form 10-Q
period 1998-03-21
ESCALADE INC
filed 1998-04-09
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 21, 1998
                          Commission File Number 0-6966


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

     The number of shares of Registrant's common stock (no par value) outstanding as of April 6, 1998 : 3,094,642

                                      INDEX

                                                                                          Page No.
                                                                                          --------
Part I.    Financial Information:

Item 1 -   Financial Statements:

           Consolidated Condensed Balance Sheet --
           March 21, 1998, March 22, 1997, and
           December 27, 1997                                                                  3

           Consolidated Condensed Statement of Income --
           Three Months Ended March 21, 1998 and March 22,1997                                4

           Consolidated Statement of Comprehensive Income --
           Three Months Ended March 21, 1998 and March 22,1997                                4

           Consolidated Condensed Statement of Cash Flows --
           Three Months Ended March 21, 1998 and March 22, 1997                               5

           Notes to Consolidated Condensed Financial Statements                               6-8

Item 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations:                                               9-10


Part II.   Other Information                                                                  10

           Signatures                                                                         10

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

(Dollars in Thousands)

                                                              March 21,         March 22,        December 27,
                                                              1998              1997             1997
ASSETS                                                        -----------------------------------------------
Current assets:
         Cash                                                 $   735           $   249          $ 1,246
         Receivables, less allowances of
         $942, $814 and $893                                   12,712            12,067           30,602
         Inventories                                           14,386            13,647           12,637
         Prepaid expense                                          109               177              237
         Deferred income tax benefit                            1,205             1,561            1,205
                                                              -------           -------          -------
TOTAL CURRENT ASSETS                                           29,147            27,701           45,927

Property, plant, and equipment                                 35,071            31,886           34,995
Accum. depr. and amortization                                 (23,948)          (22,059)         (23,356)
                                                              -------           -------          -------
                                                               11,123             9,827           11,639

Deferred income tax benefit                                       ---               519              ---
Other assets                                                    2,560             1,837            2,422
Goodwill                                                        6,063               ---            6,157
                                                              -------           -------          -------
                                                              $48,893           $39,884          $66,145
                                                              =======           =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable - bank                                 $ 1,800           $   350          $ 8,275
         Current portion of long-term debt                      2,300             2,300            5,800
         Trade accounts payable                                 2,340             2,248            2,696
         Accrued liabilities                                    8,225             9,245           12,128
         Federal income tax payable                                50               135            1,550
                                                              -------           -------          -------
TOTAL CURRENT LIABILITIES                                      14,715            14,278           30,449

Other Liabilities:
         Long-term debt                                         8,200             5,000           10,700
         Deferred compensation                                  1,088             1,107            1,066
         Deferred income tax liability                            468               ---              429
                                                              -------           -------          -------
                                                                9,756             6,107           12,195
Stockholders' equity:
         Preferred stock:
         Authorized 1,000,000 shares;
           no par value, none issued
         Common stock:
         Authorized 10,000,000 shares;
           no par value,Issued and
           outstanding - 3,093,204,
           3,094,626, and 3,050,691 at
           3-21-98, 3-22-97, and 12-27-97                       6,158             8,335            5,880
         Retained earnings                                     17,959            11,164           17,374
         Net unrealized gain on securities
           available for sale                                     305                --              247
                                                              -------           -------          -------
                                                               24,422            19,499           23,501
                                                              -------           -------          -------
                                                              $48,893           $39,884          $66,145
                                                              =======           =======          =======

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                                                    Three Months Ended
                                                         March 21, 1998            March 22, 1997
                                                         --------------            --------------
Net sales                                                      $15,783                 $12,702

Costs, expenses and other income:
         Cost of products sold                                  10,866                   9,105
         Selling, administrative and
         general expenses                                        3,533                   3,120
         Interest                                                  277                     217
         Amortization of Goodwill                                   94                      --
         Other income                                              (68)                    (60)
                                                               -------                 -------
                                                                14,702                  12,382

INCOME BEFORE INCOME TAXES                                       1,081                     320


Provision for income taxes                                         496                     169
                                                               -------                 -------
NET INCOME                                                     $   585                 $   151
                                                               =======                 =======


Per share data:

         Basic earnings per share                              $   .19                 $   .05

         Diluted earnings per share                            $   .19                 $   .05




CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

NET INCOME                                                     $   585                 $   151

UNREALIZED GAIN ON SECURITIES, NET OF TAX                           58                      --
                                                               -------                 -------
COMPREHENSIVE INCOME                                           $   643                 $   151
                                                               =======                 =======


See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)

                                                                      Three Months Ended
                                                            March 21, 1998            March 22, 1997
                                                            --------------            --------------
Operating Activities:
         Net Income                                              $   585                   $   151

         Depreciation and amortization                               686                       567

         Adjustments necessary to reconcile
         net income to net cash provided by
         operating activities                                     10,491                     9,879
                                                                 -------                   -------

         Net cash provided by operating
         activities                                               11,762                    10,597
                                                                 -------                   -------

Investing Activities:

         Purchase of property and equipment                         ( 76)                     (185)
                                                                 -------                   -------

         Net cash used by investing activities                      ( 76)                     (185)
                                                                 -------                   -------

Financing Activities:

         Net decrease in notes pay.- bank                        (12,475)                  (11,525)
         Purchase of common stock                                     --                        --
         Proceeds from exercise of stock options                     278                        43
                                                                 -------                   -------

         Net cash used by financing activities                   (12,197)                  (11,482)
                                                                 -------                   -------

Decrease in cash                                                    (511)                   (1,070)

Cash, beginning of period                                          1,246                     1,319
                                                                 -------                   -------

Cash, end of period                                              $   735                   $   249
                                                                 =======                   =======


See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)



Note A - Basis of Presentation
------------------------------

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 21, 1998, March 22, 1997, and December 27, 1997 and the results of operations and changes in financial position for the three months ended March 21, 1998 and March 22, 1997. The balance sheet at December 27, 1997 was derived from the audited balance sheet included in the 1997 annual report to shareholders.

Note B - Seasonal Aspects
-------------------------

     The results of operations for the three month periods ended March 21, 1998 and March 22, 1997 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                                                     3-21-98           3-22-97          12-27-97
                                                     -------           -------          --------
                           Raw Materials             $ 4,429           $ 4,537          $ 3,560

                           Work In Process             3,767             2,753            3,412

                           Finished Goods              6,190             6,357            5,665
                                                     -------           -------          -------
                                                     $14,386           $13,647          $12,637
                                                     =======           =======          =======


Note D - Income Taxes
---------------------

     The provision for income taxes was computed based on financial statement income.

Note E - Earnings Per Share
-----------------------------
Earnings per share (EPS) were computed as follows:

                                                                       Three Months Ended
                                                                          March 21, 1998
                                                    -------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------
Net Income                                                $585
                                                       -------
Basic Earnings per Share
 Income available to common
   stockholders                                            585                 3,062                    $.19
                                                                                                     =======
Effect of Dilutive Securities
 Stock options                                                                    16
                                                       -------               -------
Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                            $585                 3,078                    $.19
                                                       =======               =======                 =======


                                                                       Three Months Ended
                                                                          March 22, 1997
                                                    -------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------
Net Income                                                $151
                                                       -------
Basic Earnings per Share
 Income available to common
   stockholders                                            151                 3,089                    $.05
                                                                                                     =======
Effect of Dilutive Securities
 Stock options                                                                    55
 Warrants                                                                         43
                                                       -------               -------

Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                            $151                 3,187                    $.05
                                                       =======               =======                 =======

Note F - Segment Information
-----------------------------

                                                                  As of and for the Three Months Ended
                                                                             March 21, 1998
                                                    -------------------------------------------------------------
                                                                      Office and
                                                      Sporting          Graphic
                                                        Goods            Arts           Corporate         Total
                                                      --------        ----------        ---------       ---------
Revenues from external customers                       $ 8,201          $ 7,582            $   --         $15,783

Net Income                                                (281)             806                60             585

Assets                                                 $25,244          $21,239            $2,410         $48,893



                                                                As of and for the Three Months Ended
                                                                             March 22, 1997
                                                    -------------------------------------------------------------
                                                                      Office and
                                                      Sporting          Graphic
                                                        Goods            Arts           Corporate         Total
                                                      --------        ----------        ---------       ---------
Revenues from external customers                        $ 8,145         $ 4,557            $  --          $12,702

Net Income                                                 (323)            508              (34)             151

Assets                                                  $26,104         $10,188           $3,592          $39,884

ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS


     The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.


RESULTS OF OPERATIONS

FIRST QUARTER COMPARISON 1998 vs. 1997


     Net sales were $15,783,000 in the first quarter of 1998 as compared to $12,702,000 in the first quarter of 1997 an increase of $3,081,000 or 24.3%. Sales of sporting goods increased $56,000 or 0.7% and sales of office and graphic arts products increased $3,025,000 or 66.4%.

     Domestic sporting goods sales increased $353,000 or 4.8% while international sporting goods sales decreased $297,000 or 36.4%. 81.7% of the increase in office and graphic arts machines and equipment sales was due to the Master Products acquisition and the balance was in Martin Yale office equipment product.

     Cost of sales was $10,866,000 in the first quarter of 1998 as compared to $9,105,000 in the first quarter of 1997, an increase of $1,761,000 or 19.3%.

     Cost of sales as a percentage of net sales was 68.9% in the first quarter of 1998 as compared to 71.7% in the first quarter of 1997. Sporting goods cost of sales as a percentage of net sales increased 0.5% and office and graphic arts machines and equipment cost of sales as a percentage of net sales increased 1.4%. While both segments cost of sales as a percentage of net sales increased slightly the overall cost of sales as a percentage of net sales decreased because the office and graphic arts machines and equipment segment percentage is lower than sporting goods and it is becoming a larger part of the total. (48% of sales in the first quarter this year as compared to 36% last year).

     Selling, general, and administrative expenses were $3,533,000 in the first quarter of 1998 as compared to $3,120,000 in the first quarter of 1997, an increase of $413,000 or 13.2%.

     Selling, general and administrative expenses as a percentage of net sales was 22.4% in the first quarter of 1998 as compared to 24.6% in the first quarter of 1997. This decrease as a percentage of net sales was mainly in the office and graphic arts product segment and was mainly due to increased sales volume vs. lower expenses because of consolidation.

     Interest expense increased $60,000 to $277,000 in 1998 from $217,000 in 1997, an increase of 27.6% due to higher average borrowing levels.

     The effective income tax rate for the first quarter of 1998 was 45.9% as compared to 52.8% in 1997. Both of these rates are higher than normal due to non-deductible foreign losses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities was $11,762,000 in the first quarter of 1998 as compared to $10,597,000 in the first quarter of 1997. Most of the cash provided by operating activities was from collection of the year end accounts receivable during the first quarter. The net accounts receivable balance at the end of the year was $30,602,000 and at the end of the first quarter the net accounts receivable balance was $12,712,000. The Company's net cash used for investing activities was $76,000 in the first quarter of 1998 as compared to $185,000 in the first quarter of 1997. This decrease of $109,000 was in the purchase of property and equipment. The Company's net cash used by financing activities was $12,197,000 in the first quarter of 1998 as compared to $11,482,000 in the first quarter of 1997. Most of the cash used by financing activities was for the pay down of short term and long term bank debt. At the end of the year, the bank debt was $24,775,000 and at the end of the first quarter the bank debt bank was $12,300,000.

     The Company's working capital requirements are currently funded by cash flow from operations and a domestic line of credit in the amount of $12,000,000 which includes letters of credit. The outstanding loans under the domestic line of credit bear interest at either of the following rates, as selected by the Company from time to time; the bank's prime lending rate or the London Inter-Bank Offered Rate plus 1.25%. The Company's domestic line of credit agreement expires on May 31, 1998 and will be renewed or extended during the second quarter. The amount borrowed under this domestic line of credit at the end of the first quarter was $1,800,000.


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 21, 1998.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ESCALADE, INCORPORATED



Date:  April 9, 1998                          Robert E. Griffin
       --------------                         ----------------------------
                                              Robert E. Griffin
                                              Chairman and Chief
                                              Executive Officer



Date:  April 9, 1998                          John R. Wilson
       --------------                         ----------------------------
                                              John R. Wilson
                                              Vice President and
                                              Chief Financial Officer