Form 10-Q
period 1998-07-11
ESCALADE INC
filed 1998-07-31
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended July 11, 1998
                          Commission File Number 0-6966


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


         The number of shares of Registrant's common stock (no par value) outstanding as of July 30, 1998: 3,107,420

                                      INDEX


                                                                        Page No.

Part I.      Financial Information:

Item 1 -     Financial Statements:

             Consolidated Condensed Balance Sheet --
             July 11, 1998, July 12, 1997, and
             December 27, 1997                                               3

             Consolidated Condensed Statement of Income --
             Three Months and Six Months Ended
             July 11, 1998 and July 12,1997                                  4

             Consolidated Condensed Statement of Cash Flows --
             Six Months Ended July 11, 1998 and July 12, 1997                5

             Notes to Consolidated Condensed Financial Statements           6-9

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations:                          10-11


Part II.     Other Information                                              12

             Signatures                                                     12


             Exhibit 10.21                                                 13-15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)


(Dollars in Thousands)                            July 11,         July 12,         December 27,
                                                  1998             1997             1997
ASSETS                                            ----------------------------------------------
Current assets:
         Cash                                     $    115         $    742         $  1,246
         Receivables, less allowances of
         $927, $772 and $893                        10,838           12,065           30,602
         Inventories                                16,004           17,384           12,637
         Prepaid expense                               210              491              237
         Deferred income tax benefit                 1,138            1,298            1,205
                                                  --------         --------         --------
TOTAL CURRENT ASSETS                                28,305           31,980           45,927

Property, plant, and equipment                      35,447           37,790           34,995
Accum. depr. and amortization                      (24,725)         (26,428)         (23,356)
                                                  --------         --------         --------
                                                    10,722           11,362           11,639

Goodwill                                             5,811            5,962            6,157
Other assets                                         2,592            1,848            2,422
Deferred income tax benefit                             --              431               --
                                                  --------         --------         --------
                                                  $ 47,430         $ 51,583         $ 66,145
                                                  ========         ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable - bank                     $  1,875         $  2,700         $  8,275
         Current portion of long-term debt           2,300            2,300            5,800
         Trade accounts payable                      3,032            3,496            2,696
         Accrued liabilities                         6,370            9,594           12,128
         Federal income tax payable                     43               31            1,550
                                                  --------         --------         --------
TOTAL CURRENT LIABILITIES                           13,620           18,121           30,449

Other Liabilities:
         Long-term debt                              7,400           12,700           10,700
         Deferred compensation                       1,115            1,115            1,066
         Deferred income tax liability                 453               --              429
                                                  --------         --------         --------
                                                     8,968           13,815           12,195
Stockholders' equity:
         Preferred stock:
         Authorized 1,000,000 shares;
          no par value, none issued
         Common stock:
         Authorized 10,000,000 shares;
          no par value,Issued and
          outstanding - 3,105,250
          3,107,941, and 3,050,691 at
          7-11-98, 7-12-97, and 12-27-97             6,262            8,379            5,880
         Retained earnings                          18,297           11,268           17,374
         Net unrealized gain on securities
           available for sale                          283               --              247
                                                  --------         --------         --------
                                                    24,842           19,647           23,501
                                                  --------         --------         --------
                                                  $ 47,430         $ 51,583         $ 66,145
                                                  ========         ========         ========

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                                                     Three Months Ended                 Six Months Ended
                                                                  July 11,         July 12,         July 11,          July 12,
                                                                  1998             1997             1998              1997
                                                                  ------------------------------------------------------------
Net sales                                                         $ 19,077         $ 17,765         $ 34,860         $ 30,467

Costs, expenses and other income:
         Cost of products sold                                      13,783           12,744           24,649           21,849
         Selling, administrative and
         general expenses                                            4,253            4,469            7,786            7,589
         Interest                                                      311              254              588              471
         Amortization of Goodwill                                      123               33              217               33
         Other income                                                 (121)             (56)            (189)            (116)
                                                                  --------         --------         --------         --------
                                                                    18,349           17,444           33,051           29,826

INCOME BEFORE INCOME TAXES                                             728              321            1,809              641


Provision for income taxes                                             390              217              886              386
                                                                  --------         --------         --------         --------

NET INCOME                                                        $    338         $    104         $    923         $    255
                                                                  ========         ========         ========         ========


Per share data:

         Basic earnings per share                                 $    .11         $    .03              .30         $    .08

         Diluted earning per share                                $    .11         $    .03              .30         $    .08




CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


NET INCOME                                                        $    338         $    104         $    923         $    255

UNREALIZED GAIN (LOSS)
  ON SECURITIES, NET OF TAX                                           (.22)              --               36               --
                                                                  --------         --------         --------         --------
COMPREHENSIVE INCOME                                              $    316         $    104         $    959         $    255
                                                                  ========         ========         ========         ========

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)

                                                               Six Months Ended
                                                        July 11,1998     July 12,1997
Operating Activities:                                   -----------------------------
         Net Income                                     $    923         $    255

         Depreciation and amortization                     1,599            1,343

         Adjustments necessary to reconcile
         net income to net cash provided by
         operating activities                              9,626            9,440
                                                        --------         --------

         Net cash provided by operating
         activities                                       12,148           11,038
                                                        --------         --------

Investing Activities:

         Purchase of 100% of the stock of
         Master Product Manufacturing, Inc.                   --           (9,118)
         Purchase of property and equipment                 (461)          (1,109)
                                                        --------         --------

         Net cash used by investing activities              (461)         (10,227)
                                                        --------         --------

Financing Activities:

         Net decrease in notes pay.- bank                 (6,400)          (1,175)
         Net reduction of long-term debt                  (6,800)            (300)
         Proceeds from exercise of stock options             382               95
         Purchase of Common Stock                             --               (8)
                                                        --------         --------

         Net cash used by financing activities           (12,818)          (1,388)
                                                        --------         --------

Decrease in cash                                          (1,131)            (577)

Cash, beginning of period                                  1,246            1,319
                                                        --------         --------

Cash, end of period                                     $    115         $    742
                                                        ========         ========

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation
------------------------------

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of July 11, 1998, July 12, 1997, and December 27, 1997 and the results of operations and changes in financial position for the six months ended July 11,1998 and July 12, 1997. The balance sheet at December 27, 1997 was derived from the audited balance sheet included in the 1997 annual report to shareholders.

Note B - Seasonal Aspects
-------------------------

         The results of operations for the six month periods ended July 11, 1998 and July 12, 1997 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                                    7-11-98           7-12-97         12-27-97
                                    -------           -------         --------
          Raw Materials             $ 4,977           $ 5,773          $ 3,560
          Work In Process             3,672             3,587            3,412
          Finished Goods              7,355             8,024            5,665
                                    -------           -------          -------
                                    $16,004           $17,384          $12,637
                                    =======           =======          =======

Note D - Income Taxes
---------------------

         The provision for income taxes was computed based on financial statement income.

Note E - Earnings Per Share
-----------------------------
Earnings per share (EPS) were computed as follows:

                                                                       Three Months Ended
                                                                          July 11, 1998
                                                    -------------------------------------------------------
                                                                             Weighted
                                                                             Average              Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------
Net Income                                           $   338
                                                     -------
Basic Earnings per Share
 Income available to common
   stockholders                                          338                   3,101                    $.11
                                                                                                     =======
Effect of Dilutive Securities
 Stock options                                                                    20
                                                     -------                --------
Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                       $   338                   3,121                    $.11
                                                     =======                 =======                 =======

                                                                       Three Months Ended
                                                                          July 12, 1997
                                                    --------------------------------------------------------
                                                                            Weighted
                                                                             Average             Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------
Net Income                                           $   104

                                                     -------
Basic Earnings per Share
 Income available to common
   stockholders                                          104                  3,097                   $.03
                                                                                                     =======
Effect of Dilutive Securities
 Stock options                                                                   47
 Warrants                                                                        22
                                                     -------                 -------

Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                       $   104                  3,166                   $.03
                                                     =======                 =======                 =======

Note E - Earnings Per Share
-----------------------------
Earnings per share (EPS) were computed as follows:

                                                                       Six Months Ended
                                                                         July 11, 1998
                                                    --------------------------------------------------------
                                                                            Weighted
                                                                             Average               Per Share
                                                      Income                 Shares                 Amount
                                                    -------                ---------              ----------
Net Income                                           $   923
                                                     -------
Basic Earnings per Share
 Income available to common
   stockholders                                          923                   3,085                    $.30
                                                                                                     =======
Effect of Dilutive Securities
 Stock options                                                                    20
                                                     -------                --------
Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                       $   923                   3,105                    $.30
                                                     =======                 =======                 =======


                                                                       Six Months Ended
                                                                         July 12, 1997
                                                    --------------------------------------------------------
                                                                            Weighted
                                                                             Average              Per Share
                                                      Income                 Shares                 Amount
                                                      -------               ---------             ----------
Net Income                                           $   255

                                                     -------
Basic Earnings per Share
 Income available to common
   stockholders                                          225                  3,094                   $.08
                                                                                                     =======
Effect of Dilutive Securities
 Stock options                                                                   47
 Warrants                                                                        22
                                                     -------                 -------

Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                       $   255                  3,163                   $.08
                                                     =======                 =======                 =======

Note F - Segment Information
-----------------------------

                                                                As of and for the Six Months Ended
                                                                           July 11, 1998
                                                    -------------------------------------------------------------
                                                                       Office and
                                                      Sporting           Graphic
                                                        Goods             Arts           Corporate         Total
                                                      --------         ----------        ---------       --------
Revenues from external customers                       $18,041          $16,819            $ ---         $ 34,860

Net Income                                                (761)           1,587                97             923

Assets                                                 $24,739          $19,355            $3,336        $ 47,430




                                                                As of and for the Six Months Ended
                                                                           July 12, 1997
                                                    -------------------------------------------------------------
                                                                       Office and
                                                      Sporting           Graphic
                                                        Goods             Arts           Corporate         Total
                                                      --------         ----------        ---------       --------
Revenues from external customers                       $19,339          $11,128            $  ---        $ 30,467

Net Income                                                (865)           1,183               (63)            255

Assets                                                 $27,118          $21,007            $3,458        $ 51,583

ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                  AND RESULTS OF OPERATIONS


The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.

RESULTS OF OPERATIONS

SECOND QUARTER COMPARISON 1998 vs. 1997


          Net sales were $19,077,000 in the second quarter of 1998 as compared to $17,765,000 in the second quarter of 1997 an increase of $1,312,000 or 7.4%. Sales of sporting goods decreased $1,354,000 or 12.1% and sales of office and graphic arts products increased $2,666,000 or 40.6%.

          Sporting goods sales decreased in table tennis, basketball and archery products, which was due to a decrease in units sold. The office and graphic arts machines and equipment sales increase was mainly due to the acquisition of Master Products in June of 1997. (About 95%)

          Cost of sales was $13,783,000 in the second quarter of 1998 as compared to $12,744,000 in the second quarter of 1997, an increase of $1,039,000 or 8.2%.

          Cost of sales as a percentage of net sales was 72.2% in the second quarter of 1998 as compared to 71.7% in the second quarter of 1997. Sporting goods cost of sales as a percentage of net sales increased 4.5% and office and graphic arts cost of sales as a percentage of net sales increased 3.9%. The increase in the sporting goods cost of sales percentage of net sales was due mainly to the lower sales level causing lower absorption of overhead expenses. The increase in office and graphic arts cost of sales percentage of net sales was due to increased labor costs and higher product development expenses.

          Selling, general, and administrative expenses were $4,253,000 in the second quarter of 1998 as compared to $4,469,000 in the second quarter of 1997, a decrease of $216,000 or 5.1%.

          Selling, general and administrative expenses as a percentage of net sales was 22.3% in the second quarter of 1998 as compared to 25.2% in the second quarter of 1997. This decrease as a percentage of net sales was mainly due to lower bad debt expense and reduced compensation expense.

          Interest expense increased $57,000 to $311,000 in 1998 from $254,000 in 1997, an increase of 22.4% due to higher borrowing levels.


FIRST HALF COMPARISON 1998 VS. 1997

          Net sales were $34,860,000 in the first half of 1998 as compared to $30,467,000 in the first half of 1997, an increase of $4,393,000 or 14.4%. Sales of sporting goods decreased $1,298,000 or 6.7% and sales of office and graphic arts products increased $5,691,000 or 51.1%.

          The decrease in sporting goods was mainly due to decreased volume in table tennis and archery. In the office and graphic arts products segment, the increase in sales is due mainly to the acquisition of Master Products. (About 90%).

ESCALADE, INCORPORATED AND SUBSIDIARIES

RESULTS OF OPERATIONS CONTINUED

          Cost of sales was $24,649,000 in the first half of 1998 as compared to $21,849,000 in 1997, an increase of $2,800,000 or 12.8%.

          Cost of sales as a percentage of net sales was 70.7% in the first half of 1998 as compared to 71.7% in the first half of 1997. This cost of sales % is 1% lower in 1998 than 1997 mainly due to higher % of office product sales in the total sales dollars.

          Selling, general, and administrative expenses were $7,786,000 in the first half of 1998 as compared to $7,589,000 in the first half of 1997, an increase of $197,000 or 2.6%.

          Selling, general, and administrative expenses as a percentage of net sales were 22.3% in 1998 as compared to 24.9% in 1997. The decrease in these expenses as a percentage of net sales was mainly due to lower sales promotion related expenses.

          Interest expense was $588,000 in the first half of 1998 as compared to $471,000 in the first half of 1997, an increase of $117,000 or 24.8%. The increase was due to higher average borrowing levels in the first half of 1998.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's net cash provided by operating activities was $12,148,000 in the first half of 1998 as compared to $11,038,000 in the first half of 1997. Most of the cash provided by operating activities was from collection of the year end accounts receivable. The net accounts receivable balance at the end of the year in 1997 was $30,602,000 and at the end of the first half of 1998, the net accounts receivable balance was $10,838,000. The Company's net cash used for investing activities was $461,000 in the first half of 1998 as compared to $10,227,000 in the first half of 1997. 1997 included $9,118,000 for the acquisition of Master Products. The Company's net cash used by financing activities was $12,818,000 in the first half of 1998 as compared to $1,388,000 in the first half of 1997. In 1998, the cash used by financing activities paid down bank and long term debt while the Company's pay down of bank debt in the first half of 1997 was offset by an increase in bank debt from the Master Products purchase.

          The Company's working capital requirements are currently funded by cash flow from operations, a domestic line of credit in the amount of $7,000,000, which includes a letter of credit facility in the amount of $2,000,000.

          Inventories at the end of the first half of 1998 were $16,004,000 as compared to $17,384,000 at the end of the first half of 1997, a decrease of $1,380,000.

ESCALADE, INCORPORATED AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1, 2, and 3. Not Required.

Item 4. Submission of Matters to a Vote of Securities Holders.

The annual meeting of the Registrant was held at Indianapolis, Indiana on April 25, 1998. Proxy materials had been circulated on March 20, 1998, proposing the election of eight members to the Board of Directors for a one year term, and the appointment of Geo. S. Olive & Co.LLC, to serve as independent auditors of the Company for the year 1998.

The stockholders approved the election of Yale A. Blanc, Gerald J. Fox, Robert
E. Griffin, Blaine E. Matthews, Jr., Robert D. Orr, C. W. ("Bill") Reed,
A. Graves Williams, Jr., and Keith P. Williams to the Board of Directors, and the appointment of Geo. S. Olive & Co.LLC as the Company's independent auditors.

Item 5. Not Required.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit 10.21 - Fourth Amendment to amended and restated credit agreement dated as of May 31, 1998 with Bank One, Indianapolis.

(b) Reports on Form 8-K - There was a report on Form 8-K filed on July 8, 1998 reporting that on June 26, 1998 Escalade announced the signing of a definitive agreement to sell substantially all assets of the sporting goods business to JEN Sports, Inc., a wholly owned subsidiary of Sportcraft, Ltd., for $74.5 million subject to adjustments at the close. Consummation of the sale is subject to among other things, approval by Escalade shareholders. Additional information regarding the sale was included in the Form 8-K.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ESCALADE, INCORPORATED



Date:     July 30, 1998                              Robert E. Griffin
          --------------                             ---------------------------
                                                     Robert E. Griffin
                                                     Chairman and Chief
                                                     Executive Officer



Date:     July 30, 1998                              John R. Wilson
          --------------                             ---------------------------
                                                     John R. Wilson
                                                     Vice President and
                                                     Chief Financial Officer