Form 10-K405/A
period 1997-12-27
ESCALADE INC
filed 1998-08-26
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A



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

Index to Exhibits is found on page 14.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                         PAGE
-----------------------------------------------------------------------------------------------------

PART I

   Item 1.      Business                                                                   1

   Item 2.      Properties                                                                 6

   Item 3.      Legal Proceedings                                                          7

   Item 4.      Submission of Matters to a Vote of Security Holders                        7


                Executive Officers of the Registrant                                       7


PART II

   Item 5.      Market for the Registrant's Common Equity  and Related
                   Stockholder Matters                                                     8

   Item 6.      Selected Financial Data                                                    9

   Item 7.      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                              10

   Item 7. A.   Quantitative and Qualitative Disclosures About Market Risk                12

   Item 8.      Financial Statements and Supplementary Data                               12

   Item 9.      Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                               12


PART III

   Item 10.     Directors and Executive Officers of the Registrant                        13

   Item 11.     Executive Compensation                                                    13

   Item 12.     Security Ownership of Certain Beneficial Owners and Management            13

   Item 13.     Certain Relationships and Related Transactions                            13


PART IV

   Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K          14

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


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to
Item 401(b) of Regulation S-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders. The following is a list of the names and ages of all of the executive officers of the Company indicating all positions and offices held by each such person as of the date of this Report. Except for Mr. Reed who served as President of the Company's subsidiary, Martin Yale Industries, Inc. from 1980 until being elected an officer of the Company in 1994, each of the executive officers has served the Company in various executive capacities throughout the past five years. All such persons have been elected to serve until the next annual election of officers and their successors are elected, or until their earlier resignation or removal.

                       Age as of                        Offices and                 First Elected
Name                 March 13, 1998                    Positions Held                An Officer
------------------------------------------------------------------------------------------------------

Robert E. Griffin          63                        Chairman and CEO                   12/76

C.W. "Bill" Reed           51                        President and COO                   2/94

John R. Wilson             56                        Vice President and CFO             12/76






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


This excess inventory was the result of several of the Company's large sporting goods customers experiencing lower than anticipated sales in the fourth quarter of 1996. These customers then proceeded to sell such inventories in 1997, which reduced their need to order additional products from the Company in 1997.


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


The Company's impairment policy for long-lived assets and goodwill is as follows: The excess of cost over the fair value of net assets and other intangibles acquired in acquisitions accounted for as purchases are amortized using the straight-line method over estimated lives up to 15 years. All long-lived assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Factors considered in assessing whether the carrying value of intangible assets can be recovered include measuring actual cash flows with cash flows estimated at the time of the acquisition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company recognizes an impairment loss.

The Company expenses advertising costs as incurred.



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


(1) Deducted from related assets
(2) Accounts charged off, less recoveries



                                     (S-2)

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:      /S/ C. W. "BILL" REED                                 August 26, 1998
    ----------------------------------------
      C. W. "Bill" Reed
      President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                 Chairman, Chief Executive Officer
                                                                 and Director
      /S/ ROBERT E. GRIFFIN                                      (Principal Executive Officer)           August 26, 1998
-----------------------------------------------------
Robert E. Griffin
                                                                 Secretary and Treasurer
                                                                 (Principal Financial and Accounting
      /S/ JOHN R. WILSON                                         Officer)                                August 26, 1998
-----------------------------------------------------
John R. Wilson


      /S/ BLAINE E. MATTHEWS, JR.                                Director                                August 26, 1998
-----------------------------------------------------
Blaine E. Matthews, Jr.


      /S/ A. GRAVES WILLIAMS, JR.                                Director                                August 26, 1998
-----------------------------------------------------
A. Graves Williams, Jr.


      /S/ GERALD J. FOX                                          Director                                August 26, 1998
-----------------------------------------------------
Gerald J. Fox


      /S/ KEITH P. WILLIAMS                                      Director                                August 26, 1998
-----------------------------------------------------
Keith P. Williams


      /S/ YALE BLANC                                             Director                                August 26, 1998
-----------------------------------------------------
Yale Blanc


      /S/ ROBERT D. ORR                                          Director                                August 26, 1998
-----------------------------------------------------
Robert D. Orr

      /S/ C. W. "BILL" REED
-----------------------------------------------------            Director                                August 26, 1998
C. W. "Bill" Reed





                                     (S-3)