Form 10-Q
period 1998-10-03
ESCALADE INC
filed 1998-10-23
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended October 3, 1998
                          Commission File Number 0-6966


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

           Securities registered pursuant to Section 12(b) of the Act
                                      NONE
                                      -----

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


         The number of shares of Registrant's common stock (no par value) outstanding as of October 22, 1998 : 3,108,358

                                            INDEX

                                                                                                    Page No.

Part I.           Financial Information:

Item 1 -          Financial Statements:

                  Consolidated Condensed Balance Sheet (Unaudited)
                  October 3, 1998, October 4, 1997, and
                  December 27, 1997                                                                       3

                  Consolidated Condensed Statement of Income (Unaudited)
                  Three Months and Nine Months Ended
                  October 3, 1998 and October 4, 1997                                                     4

                  Consolidated Condensed Statement of Cash Flows (Unaudited)
                  Nine Months Ended October 3, 1998 and October 4, 1997                                   5

                  Notes to Consolidated Condensed Financial Statements                                  6 - 9

Item 2 -          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations:                                                 10 - 11

Part II.          Other Information                                                                      12

                  Signatures                                                                             13


                  Exhibit 10.21


                  Exhibit 10.32


                  Exhibit 10.33


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

(Dollars in Thousands)                                        October 3,        October 4,         December 27,
                                                              1998              1997               1997
ASSETS                                                        -------------------------------------------------
Current assets:
         Cash                                                 $   294           $    76            $ 1,246
         Receivables, less allowances of
         $936, $1,002 and $893                                 17,461            16,687             30,602
         Inventories                                           20,330            22,693             12,637
         Prepaid expense                                          468               402                237
         Deferred income tax benefit                            1,138             1,311              1,205
                                                              -------           -------            -------
TOTAL CURRENT ASSETS                                           39,691            41,169             45,927

Property, plant, and equipment                                 35,684            37,839             34,995
Accum. depr. and amortization                                 (25,317)          (26,939)           (23,356)
                                                              -------           -------            -------
                                                               10,367            10,900             11,639

Goodwill                                                        5,721             5,869              6,157
Other assets                                                    2,363             1,818              2,422
Deferred income tax benefit                                       ---               519                ---
                                                              -------           -------            -------
                                                              $58,142           $60,275            $66,145
                                                              =======           =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable - bank                                 $ 7,000           $ 6,075            $ 8,275
         Current portion of long-term debt                      2,300             2,300              5,800
         Trade accounts payable                                 4,241             5,291              2,696
         Accrued liabilities                                    8,868            10,867             12,128
         Federal income tax payable                               540               929              1,550
                                                              -------           -------            -------
TOTAL CURRENT LIABILITIES                                      22,949            25,462             30,449

Other Liabilities:
         Long-term debt                                         6,900            12,200             10,700
         Deferred compensation                                  1,142             1,080              1,066
         Deferred income tax liability                            359               ---                429
                                                              -------           -------            -------
                                                                8,401            13,280             12,195
Stockholders' equity:
         Preferred stock:
         Authorized 1,000,000 shares;
          no par value, none issued
         Common stock:
         Authorized 10,000,000 shares;
          no par value, Issued and
          outstanding - 3,107,983,
          3,130,613, and 3,050,691 at
          10-03-98, 10-04-97, and 12-27-97                      6,283             8,472              5,880
         Retained earnings                                     20,369            13,061             17,374
         Net unrealized gain on securities
           available for sale                                     140               ---                247
                                                              -------           -------            -------
                                                               26,792            21,533             23,501
                                                              -------           -------            -------
                                                              $58,142           $60,275            $66,145
                                                              =======           =======            =======

See notes to Consolidated Condensed Financial Statement.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                                        Three Months Ended                 Nine Months Ended
                                                     Oct. 3,           Oct. 4,          Oct. 3,          Oct. 4,
                                                     1998              1997             1998             1997
                                                     -----------------------------------------------------------

Net sales                                            $22,178           $22,716          $57,038          $53,183

Costs, expenses and other income:
         Cost of products sold                        14,455            14,845           39,104           36,694
         Selling, administrative and
         general expenses                              3,918             4,345           11,704           11,934
         Interest                                        263               378              851              849
         Amortization of Goodwill                         91                92              308              125
         Other income                                    (70)             (126)            (259)            (242)
                                                     -------           -------          -------          -------
                                                      18,657            19,534           51,708           49,360
                                                     -------           -------          -------          -------

INCOME BEFORE INCOME TAXES                             3,521             3,182            5,330            3,823


Provision for income taxes                             1,449             1,389            2,335            1,775
                                                     -------           -------          -------          -------


NET INCOME                                           $ 2,072           $ 1,793          $ 2,995          $ 2,048
                                                     =======           =======          =======          =======


Per share data:

         Basic earnings per share                    $   .67           $   .57          $   .97          $   .66

         Diluted earning per share                   $   .66           $   .55          $   .96          $   .64




CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


NET INCOME                                           $ 2,072           $ 1,793          $ 2,995          $ 2,048

UNREALIZED GAIN (LOSS)
  ON SECURITIES, NET OF TAX                             (143)              ---             (107)            ---
                                                     -------           -------          -------          -------
COMPREHENSIVE INCOME                                 $ 1,929           $ 1,793          $ 2,888          $ 2,048
                                                     =======           =======          =======          =======


See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)

                                                                                Nine Months Ended

                                                                       Oct. 3, 1998                Oct. 4, 1997
Operating Activities:                                                  ----------------------------------------
         Net Income                                                    $ 2,995                      $ 2,048

         Depreciation and amortization                                   2,282                        2,020

         Adjustments necessary to reconcile
         net income to net cash provided by
         operating activities                                            2,641                        3,686
                                                                       -------                      -------

         Net cash provided by
         operating activities                                            7,918                        7,754
                                                                       -------                      -------

Investing Activities:

         Purchase of 100% of the stock of
         Master Product Manufacturing, Inc.                                ---                       (9,118)
         Purchase of property and equipment                               (698)                      (1,459)
                                                                       -------                      -------

         Net cash (used) by investing activities                          (698)                     (10,577)
                                                                        -------                      -------

Financing Activities:

         Net inc.(dec.) in notes pay.- bank                             (1,275)                       2,200
         Net inc.(dec.) in long-term debt                               (7,300)                        (800)
         Proceeds from exercise of stock options                           403                          188
         Purchase of Common Stock - Dutch Auction
          & Open Market                                                    ---                           (8)
                                                                       -------                      -------

         Net cash provided (used) by
         financing activities                                           (8,172)                       1,580
                                                                       -------                      -------

(Decrease) in cash                                                        (952)                      (1,243)

Cash, beginning of period                                                1,246                        1,319
                                                                       -------                      -------

Cash, end of period                                                    $   294                      $    76
                                                                       =======                      =======



See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation
------------------------------

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of October 3, 1998, October 4, 1997, and December 27, 1997 and the results of operations and changes in financial position for the nine months ended October 3, 1998 and October 4, 1997. The balance sheet at December 27, 1997 was derived from the audited balance sheet included in the 1997 annual report to shareholders.

Note B - Seasonal Aspects
-------------------------

         The results of operations for the nine month periods ended October 3, 1998 and October 4, 1997 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                                                     10-3-98           10-4-97          12-27-97
                                                     -------           -------          --------
                           Raw Materials             $ 6,711           $ 5,854          $ 3,560
                           Work In Process             3,946             4,030            3,412
                           Finished Goods              9 673            12,809            5,665
                                                     -------           -------          -------
                                                     $20,330           $22,693          $12,637
                                                     =======           =======          =======


Note D - Income Taxes
---------------------

         The provision for income taxes was computed based on financial statement income.

Note E - Earnings Per Share
-----------------------------
Earnings per share (EPS) were computed as follows:

                                                                       Three Months Ended
                                                                         October 3, 1998
                                                    ------------------------------------------------------
                                                                           Weighted
                                                                            Average              Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ---------
Net Income                                           $ 2,072
                                                     -------
Basic Earnings per Share
 Income available to common
   stockholders                                        2,072                   3,107                    $.67
                                                                                                     =======
Effect of Dilutive Securities
 Stock options                                                                   .21
                                                     -------                --------
Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                       $ 2,072                   3,128                    $.66
                                                     =======                 =======                 =======


                                                                       Three Months Ended
                                                                         October 4, 1997
                                                    -------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------
Net Income                                           $ 1,793
                                                     -------
Basic Earnings per Share
 Income available to common
   stockholders                                        1,793                  3,128                   $.57
                                                                                                     =====
Effect of Dilutive Securities
 Stock options                                                                  .46
 Warrants                                                                       .65
                                                     -------                 ------

Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                       $ 1,793                  3,239                   $.55
                                                     =======                 ======                  ======

Note E - Earnings Per Share
-----------------------------
Earnings per share (EPS) were computed as follows:

                                                                      Nine Months Ended
                                                                       October 3, 1998
                                                    -------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------
Net Income                                           $ 2,995
                                                     -------
Basic Earnings per Share
 Income available to common
   stockholders                                        2,995                   3,091                    $.97
                                                                                                     =======
Effect of Dilutive Securities
 Stock options                                                                   .19
                                                     -------                --------
Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                       $ 2,995                   3,110                    $.96
                                                     =======                 =======                 =======

                                                                       Nine Months Ended
                                                                         October 4, 1997
                                                    --------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------
Net Income                                           $ 2,048
                                                     -------
Basic Earnings per Share
 Income available to common
   stockholders                                        2,048                  3,104                   $.66
                                                                                                     =====
Effect of Dilutive Securities
 Stock options                                                                  .46
 Warrants                                                                       .65
                                                     -------                 ------

Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                       $ 2,048                  3,215                   $.64
                                                     =======                 ======                  =====

Note F - Segment Information
-----------------------------

                                                         As of and for the Nine Months Ended
                                                                  October 3, 1998
                                          -------------------------------------------------------------
                                                            Office and
                                            Sporting          Graphic
                                              Goods            Arts           Corporate         Total
                                          ------------      ----------        ---------       ---------
Revenues from external customers               $33,432        $23,606            $ ---         $ 57,038

Net Income                                         664          2,343              (12)           2,995

Assets                                         $34,928        $19,913            $3,301         $58,142





                                                         As of and for the Nine Months Ended
                                                                   October 4, 1997
                                          -------------------------------------------------------------
                                                            Office and
                                            Sporting          Graphic
                                              Goods            Arts           Corporate         Total
                                          ------------      ----------        ---------       ---------
Revenues from external customers               $35,008        $18,175            $ ---         $ 53,183

Net Income                                         413          1,637              ( 2)           2,048

Assets                                         $36,510        $20,238            $3,527         $60,275



ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.


RESULTS OF OPERATIONS

THIRD QUARTER COMPARISON 1998 vs. 1997

          Net sales were $22,178,000 in the third quarter of 1998 as compared to $22,716,000 in the third quarter of 1997, a decrease of $538,000 or 2.4%. Sales of sporting goods decreased $278,000, or 1.8% and sales of office and graphic arts products decreased $260,000 or 3.7%.

          The small decreases in both sporting goods and office and graphic arts products net sales were the result of some small increases being offset by some small decreases in various product lines.

          Cost of sales was $14,455,000 in the third quarter of 1998 as compared to $14,845,000 in the third quarter of 1997, a decrease of $390,000 or 2.6%.

          Cost of sales as a percentage of net sales was 65.2% in the third quarter of 1998 as compared to 65.4% in the third quarter of 1997.

          Selling, general, and administrative expenses were $3,918,000 in the third quarter of 1998 as compared to $4,345,000 in the third quarter of 1997, a decrease of $427,000 or 9.8%.

          Selling, general and administrative expenses as a percentage of net sales was 17.7% in the third quarter of 1998 as compared to 19.1% in the third quarter of 1997. This decrease as a percentage of net sales was mainly due to lower compensation expenses, sales promotion expenses and bad debt expense.

          Interest expense decreased $115,000 or 30.4% from $378,000 last year to $263,000 this year because of reduced borrowing levels.

          Net income for the quarter this year was $2,072,000 as compared to $1,793,000 last year, an increase of $279,000 or 15.6%. This increase was basically 50% in sporting goods and 50% in office and graphic arts products.


NINE MONTHS COMPARISON 1998 VS. 1997

          Net sales were $57,038,000 in the first nine months of 1998 as compared to $53,183,000 in the first nine months of 1997, an increase of $3,855,000 or 7.2%. Sales of sporting goods decreased $1,576,000 or 4.7% and sales of office and graphic arts products increased $5,431,000 or 29.9%.

          The decrease in sporting goods net sales was due mainly to reduced volume in table tennis tables. The increase in net sales for the office and graphic arts product segment was mainly due to the Master Products acquisition in June of 1997.

          Cost of sales was $39,104,000 in the first nine months of 1998 as compared to $36,694,000 in 1997, an increase of $2,410,000 or 6.6%.

          Cost of sales as a percentage of net sales was 68.6% in the first nine months of 1998 as compared to 69.0% in the first nine months of 1997.

          Selling, general, and administrative expenses were $11,704,000 in the first nine months of 1998 as compared to $11,934,000 in the first nine months of 1997, a decrease of $230,000 or 1.9%.

          Selling, general, and administrative expenses as a percentage of net sales were 20.5% in 1998 as compared to 22.4% in 1997. The decrease in these expenses as a percentage of net sales was mainly due to reduced compensation expenses, sales promotion expenses, and bad debt expense.

          Interest expense was $851,000 in the first nine months of 1998 as compared to $849,000 in the first nine months of 1997.

          The net income in the first nine months of 1998 was $2,995,000 as compared to $2,048,000 in the first nine months of 1997. This is a $947,000 increase with sporting goods being about 25% and office and graphic arts products 75% of the increase.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's net cash provided by operating activities was $7,918,000 in the first nine months of 1998 as compared to $7,754,000 in the first nine months of 1997. Most of the cash provided by operating activities in 1998 was from collection of the year end accounts receivable. The net accounts receivable balance at the end of the year in 1997 was $30,602,000 and at the end of the first nine months of 1998, the net accounts receivable balance was $17,461,000. The Company's net cash used for investing activities was $698,000 in the first nine months of 1998 as compared to $10,577,000 in the first nine months of 1997. This decrease of $9,879,000 was due to the acquisition of Master Products in 1997. The Company's net cash used by financing activities was $8,172,000 in the first nine months of 1998 as compared to $1,580,000 net cash provided by financing in the first nine months of 1997. The cash used in 1998 was mainly to pay down long term debt.

          The Company's working capital requirements are currently funded by cash flow from operations, a domestic line of credit in the amount of $12,000,000, which includes a letter of credit facility in the amount of $2,000,000.

          Inventories at the end of the first nine months of 1998 were $20,330,000 as compared to $22,693,000 at the end of the first nine months of 1997, a decrease of $2,363.000.

PART II.  OTHER INFORMATION

Item 1, 2, and 3. Not Required.

Item 4. Submission of Matters to a Vote of Securities Holders.

The Registrant convened a special meeting of its stockholders on September 15, 1998 at the Registrant's principal executive offices in Evansville, Indiana. Proxy materials for the special meeting had been mailed to all stockholders commencing on September 4, 1998 relating to the proposed sale of the Registrant's sporting goods assets to a subsidiary of Sportcraft, Ltd. (the "Asset Sale") and the related name change of the Registrant to Martin Yale Group, Inc.

As reported in the Registrant's recent Form 8-K, as amended, upon the recommendation of the Registrant's management, the stockholders voted to adjourn the Special Meeting until September 29 in light of uncertainty regarding the Asset Sale. When the special meeting was reconvened on September 29, the Registrant's management again recommended that the special meeting be adjourned, this time until December 18, 1998 at 9:00 a.m. Central Time at the Registrant's principal executive offices in Evansville, Indiana, pending the outcome of ongoing discussions with Sportcraft regarding possible revisions to the terms of the Asset Sale. Accordingly, the stockholders have not yet voted on either of the two matters to be voted upon at the special meeting. If discussions with Sportcraft result in mutually acceptable revised terms upon which the Asset Sale could proceed, the Registrant expects that these matters will be voted upon when the special meeting is reconvened on December 18.

Item 5. Not Required.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit 10.21 - Fifth Amendment to amended and restated credit agreement dated as of September 30, 1998 with Bank One, Indiana.

          Exhibit 10.32 - Loan Agreement between City of Wabash, Indiana and Martin Yale Industries, Inc. Dated September 1, 1998.

          Exhibit 10.33 - Trust Indenture between City of Wabash, Indiana and Bank One Trust Company, NA dated September 1, 1998.

(b) Reports on Form 8-K - There was a report on Form 8-K filed on July 8, 1998 reporting that on June 26, 1998 Escalade announced the signing of a definitive agreement providing for the Asset Sale. This Form 8-K has subsequently been amended on August 25, 1998, September 23, 1998 and October 2, 1998 to reflect ongoing developments relating to the Asset Sale and the special meeting of stockholders (as discussed in Item 4 above).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ESCALADE, INCORPORATED

Date:     October 23, 1998          Robert E. Griffin
          --------------            ----------------------------
                                    Robert E. Griffin
                                    Chairman and Chief
                                    Executive Officer


Date:     October 23, 1998          John R. Wilson
          --------------            ----------------------------
                                    John R. Wilson
                                    Vice President and
                                    Chief Financial Officer