Form 10-Q/A
period 1998-10-03
ESCALADE INC
filed 1999-01-25
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-Q/A


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

                                            INDEX

                                                                                                    Page No.

Part I.           Financial Information:

Item 1 -          Financial Statements:

                  Consolidated Condensed Balance Sheet (Unaudited)
                  October 3, 1998, October 4, 1997, and
                  December 27, 1997                                                                       3

                  Consolidated Condensed Statement of Income (Unaudited)
                  Three Months and Nine Months Ended
                  October 3, 1998 and October 4, 1997                                                     4

                  Consolidated Condensed Statement of Cash Flows (Unaudited)
                  Nine Months Ended October 3, 1998 and October 4, 1997                                   5

                  Notes to Consolidated Condensed Financial Statements                                  6 - 9


Item 2 -          Management's Discussion and Analysis of Financial
                  Condition and Results of
Operations:                                                                                           10 - 12

Part II.          Other Information                                                                      13

                  Signatures                                                                             14



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


YEAR 2000 COMPLIANCE

          The Company's sporting goods subsidiary, Escalade Sports, has completed the evaluation, conversion and testing of its critical business systems to determine whether such systems will be able to properly process data for the year 2000. Escalade Sports employees first reviewed the underlying software codes for Year 2000 compatibility, and then converted the codes where necessary to allow years to be read using four digits rather than two digits. Escalade Sports employees then tested the converted code to determine whether the affected business system would operate without interruption when data using the year 2000 was input. Based on these processes, the Company believes that Escalade Sports' internal software systems are currently year 2000 compliant and have so notified the customers of Escalade Sports where appropriate.

          Escalade Sports has also substantially completed the evaluation, conversion and testing of its business and manufacturing equipment to prepare for the year 2000. The Company believes that such process will be completed in its entirety by the end of the first quarter of 1999. Escalade Sports has also requested year 2000 compliance assurances from its customers, vendors and other third parties such as utility companies. Responses from these third parties have been slow to date. Escalade is uncertain whether it will receive responses from all such parties and whether all such responses will be satisfactory.

          Beginning in the fourth quarter of 1998, the Company's office and graphic arts machines and equipment subsidiary, Martin Yale, will conduct a similar process to assess the year 2000 readiness of its information and non-information systems, including business and manufacturing equipment. Martin Yale expects that the evaluation phase will be completed in the first quarter of 1999 and that conversion of software codes will commence during that quarter. Martin Yale further expects that all necessary conversion and testing should be completed by the end of the third quarter or early in the fourth quarter of 1999. Employees of Escalade Sports and outside third parties are anticipated to work with Martin Yale employees in preparing for the year 2000. Martin Yale will also seek year 2000 compliance assurances from its customers, vendors and other third parties, such as utility companies.

          As of the end of its third quarter of 1998, the Company had incurred approximately $100,000 in connection with preparing for the year 2000. The Company expects to incur approximately another $150,000 of year 2000 expenses by the end of 1999. The Company estimates that its actual and future expenditures in this area are 75% attributable to internal costs and external fees for conversion of systems. The remaining 25% of year 2000 expenses are attributable to new software and equipment. The Company is funding these expenses from working capital. To the extent that the Company has utilized internal resources to remedy potential year 2000 problems, the Company has foregone evaluating and upgrading its systems that it otherwise would have undertaken in the ordinary course of business. The Company does not believe that such reallocation of its internal resources has had or will have a material adverse effect on it.

          The Company believes that all of its operations, including those of Escalade Sports and Martin Yale, will timely meet all requirements necessary to be year 2000 compliant. As indicated above, the Company's subsidiaries are continuing to implement their year 2000 plans but have not yet completed those actions. In addition, the Company and its subsidiaries will continue to request compliance assurances from its major customers, vendors and other third parties. At this time, the Company cannot provide any assurances that it will be fully year 2000 compliant, although the Company does not believe it will be materially adversely affected by year 2000 issues.

          The most likely year 2000 problems that the Company may face appear to arise from the possible noncompliance of third parties. Possible difficulties could arise in interfacing with major customers and/or in receiving raw materials from suppliers. The Company is continuing to work with its customers to ensure that no material data transmission problems will arise. The Company also has, and is continuing to develop, back up sources for material vendors. Accordingly, the Company does not anticipate that any such third party problems should have a material adverse effect on the Company. However, in the event that the year 2000 would cause the widespread loss of power, telecommunications and other utilities in the areas where the Company operates, the disruption to the Company's business may be material depending upon the length of time it would take such suppliers to restore service to normal levels.

          At this time, the Company has not developed specific contingency plans in preparation for the year 2000 other than for identifying back up sources for its material vendors. As the Company continues to complete its evaluation, conversion and testing, the Company will assess whether there are any specific areas where a contingency plan could help alleviate possible adverse effects from the year 2000. If so, the Company will develop contingency plans in those areas prior to the end of 1999.

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


As reported in the Registrant's recent Form 8-K, as amended, the agreement for the proposed sale to Sportcraft was terminated in November 1998 and the special meeting of stockholders was cancelled.


Item 5. Not Required.

Item 6. Exhibits and Reports on Form 8-K.


(a) Exhibit 10.21 - Fifth Amendment to amended and restated credit agreement dated as of September 30, 1998 with Bank One, Indiana.*

          Exhibit 10.32 - Loan Agreement between City of Wabash, Indiana and Martin Yale Industries, Inc. Dated September 1, 1998.*

          Exhibit 10.33 - Trust Indenture between City of Wabash, Indiana and Bank One Trust Company, NA dated September 1, 1998.*

* Previously filed with the Company's initial Form 10-Q for the quarter ended October 3, 1998.

(b) Reports on Form 8-K - There was a report on Form 8-K filed on July 8, 1998 reporting that on June 26, 1998 Escalade announced the signing of a definitive agreement providing for the Asset Sale. This Form 8-K has subsequently been amended on August 25, 1998, September 23, 1998, October 2, 1998, November 4, 1998 and December 1, 1998 to reflect ongoing developments leading to the termination of the Asset Sale and the cancellation of the special meeting of stockholders (as discussed in Item 4 above).

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ESCALADE, INCORPORATED

Date:     January 25, 1999          Robert E. Griffin
          ----------------          ----------------------------
                                    Robert E. Griffin
                                    Chairman and Chief
                                    Executive Officer


Date:     January 25, 1999          John R. Wilson
          ----------------          ----------------------------
                                    John R. Wilson
                                    Vice President and
                                    Chief Financial Officer