Form 10-K
period 1998-12-26
ESCALADE INC
filed 1999-03-18
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998
                          COMMISSION FILE NUMBER 0-6966

                             ESCALADE, INCORPORATED
                             ----------------------

             (Exact name of registrant as specified in its charter)

           Indiana                                     13-2739290
         ----------                                   ------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---
Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 26, 1999: $37,447,614

The number of shares of Registrant's common stock (no par value) outstanding as of February 26, 1999: 3,119,825

Documents Incorporated by Reference

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 24, 1999 are incorporated by reference into Part III of this Report.

Index to Exhibits is found on page 15.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                 Page
-------------------------------------------------------------------------------------
Part I

   Item 1        Business                                                          1

   Item 2        Properties                                                        6

   Item 3        Legal Proceedings                                                 6

   Item 4        Submission of Matters to a Vote of Security Holders               6


Part II

   Item 5        Market for the Registrant's Common Equity and Related
                     Stockholder Matters                                           7

   Item 6        Selected Financial Data                                           8

   Item 7        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                     9

   Item 7. A     Quantitative and Qualitative Disclosures About Market Risk       13

   Item 8        Financial Statements and Supplementary Data                      13

   Item 9        Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure                                    13

Part III

   Item 10       Directors and Executive Officers of the Registrant               14

   Item 11       Executive Compensation                                           14

   Item 12       Security Ownership of Certain Beneficial Owners and Management   14

   Item 13       Certain Relationships and Related Transactions                   14


Part IV

   Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K  15

                                     PART I

ITEM 1--BUSINESS

GENERAL

Escalade, Incorporated (Escalade or Company) is a diversified company engaged in the manufacture and sale of sporting goods products and office and graphic arts products. Escalade and its predecessors have produced sporting goods products for over 70 years and have produced office and graphic arts products for over 40 years.

Escalade is the successor to The Williams Manufacturing Company, an Ohio-based manufacturer and retailer of women's and children's footwear formed in 1922. Through a series of acquisitions commencing in the 1970's, the Company has diversified its business. The Company currently manufactures sporting goods products in Evansville, Indiana and Tijuana, Mexico and manufactures office and graphic arts products in Wabash, Indiana, Los Angeles, California and Tijuana, Mexico.

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

Escalade has diversified within both the sporting goods products and office and graphic arts products industries, principally through the introduction of new product lines and acquisitions of related assets and businesses. Escalade expanded its sporting goods business in 1982 with the introduction of basketball backboards, goals and poles. In 1988, the Company acquired the business machine division assets of Swingline, Inc., further expanding the range of products offered within the office machine and equipment product lines. In 1989, the Company started limited manufacturing in Tijuana, Mexico under a shelter program known as "maquiladora". In 1990, the Company built a new manufacturing and office facility in Wabash, Indiana and consolidated the manufacturing of office and graphic arts products into the new facility. In 1992, the Company established a European distribution office and warehouse based in the United Kingdom under the name of Escalade International, Limited which was discontinued in 1998. In 1994, the Company purchased certain assets of Data-Link Corporation which manufactured products to apply postage and other stamps. In 1997, the Company purchased Master Products Manufacturing Company, Inc. (Master Products), a manufacturer of paper punches and catalog rack systems.

Escalade's sporting goods products are produced by Indian and Harvard and are sold through a single consolidated sales and marketing group, Escalade Sports. Escalade's office and graphic arts products are produced by Martin Yale and Master Products and are sold through a single consolidated sales and marketing group, Martin Yale.

The following table presents the percentages contributed to Escalade's net sales by each of its business segments:

Fiscal Year                                1998              1997             1996
------------------------------------------------------------------------------------------

Sporting goods                               66%              72%               79%
Office and graphic arts products             34               28                21
                                     -----------------------------------------------------

Total net sales                             100%             100%              100%
                                     =====================================================


For additional segment information, see the notes to consolidated financial statements.

SPORTING GOODS

Escalade manufactures and sells a variety of sporting goods such as table tennis tables and accessories, archery equipment, home pool tables and accessories, combination bumper pool and card tables, game tables, basketball backboards, goals, poles and portables, darts, and dart cabinets. Some of Escalade's domestic sporting goods shipments are made from National City, California, which primarily services the Company's U. S. Western marketing region, but most of such shipments are made from Evansville, Indiana, which primarily serves the rest of the United States. The majority of foreign shipments are made through Escalade FSC Inc., a foreign sales corporation established by the Company in 1994.

Escalade produces and sells sporting goods under the Indian, Harvard, Xi, Ping Pong and Stiga brand names. Escalade also manufactures various sporting goods under private label for Sears Roebuck & Co. (Sears) and various other customers. Many of Escalade's products are sold to Sears, Escalade's largest customer, which accounted for approximately 38% of Escalade's sporting goods item net sales in 1998. No other customer accounted for more than 10% of Escalade's sporting goods net sales in 1998.

Certain of the Company's sporting goods products are subject to the regulation of the Consumer Product Safety Commission. The Company believes that it is in compliance with such regulations.

In October 1997, the Company retained CIBC Oppenheimer Corp. (CIBC) to assist in exploring potential opportunities to enhance stockholder value through transactions involving the Company's sporting goods operations, including a possible sale. No transaction was completed in 1998 and the Company has abandoned plans to sell its sporting goods operations.

In December 1998, the Company adopted a plan to discontinue its distribution operations. Those operations were performed by Escalade International, Limited a foreign subsidiary located in the United Kingdom. The Company's other subsidiaries are all manufacturing operations. Accordingly, Escalade International, Limited is reported as a discontinued operation for the years ended December 26, 1998, December 27, 1997 and December 28, 1996. Net assets of the discontinued operation at December 26, 1998 consist primarily of accounts receivable, inventory and property, plant and equipment.

The estimated loss on the disposal of Escalade International, Limited is $1,222,279 including a provision of $250,000 for operating losses during phaseout. The divestiture period is expected to run into the fourth quarter of 1999.


                                       (2)

OFFICE AND GRAPHIC ARTS PRODUCTS

Escalade's office and graphic arts products include paper trimmers, paper folding machines, paper drills, collators, decollators, bursting machines, letter openers, paper joggers, checksigners, stamp affixers, paper shredders, paper punches, paper cutters, catalog rack systems, bindery carts, business card slitters, thermography machines and related accessories. Escalade's office and graphic arts products business is conducted through Martin Yale and Master Products.

In 1986, the Company introduced a combination checksigner and bursting machine, which automatically imprints facsimile signatures on payroll checks and then separates each check for distribution. The Company also further diversified its office equipment product lines by its August 1988 purchase of the business machine division assets of Swingline, Inc. consisting primarily of a line of forms handling equipment including decollators, bursters and checksigners and a line of shredders and other products, by its 1994 purchase of certain assets of Data-Link Corporation consisting primarily of products which apply postage and other stamps, by its 1997 purchase of Master Products, a manufacturer of paper punches and catalog rack systems and by its 1998 purchase of certain assets of Steele Industries consisting primarily of its line of business card slitters and thermography machines.

Escalade produces and sells office and graphic arts products under the Martin Yale brand name, the Premier(R) trademark, the Master Products brand name and the Steele/Hurricane brand name. The Company also manufactures various office and graphic arts products under private label for original equipment manufacturers.

RELATIONSHIP WITH SEARS

The Company has supplied sporting goods to Sears for over 30 years beginning with sales of archery equipment by Indian to Sears. Sears currently purchases for resale a wide variety of Escalade's sporting goods. Sales to Sears accounted for approximately 25% in 1998 and 24% in both 1997 and 1996 of Escalade's consolidated sales. Even though the Company has no long-term contracts with Sears, the Company believes that sales to Sears will continue and that relations with Sears are good.

Escalade has been recognized by Sears for its outstanding service in ten of the last 13 years and in 20 of the last 26 years. Sears has awarded Escalade the Sears "Partners in Progress Award" during those years based upon quality, service and product innovation. Sears makes this award to less than 80 suppliers each year. During this period, Sears had more than 10,000 suppliers. In 1987, Sears further recognized the Company by awarding Escalade the Sears 1986 "Source of the Year Award" in the recreation-automotive group.


                                       (3)

MARKETING AND PRODUCT DEVELOPMENT

Escalade has developed its existing product lines to adapt to changing conditions. Escalade believes that it is prepared to react to changing market and economic developments primarily by continuing the quality/price structure of the Company's product lines and by conducting ongoing research and development of new products. Escalade is committed to being customer focused.

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

The Company engaged in ongoing research and development activities for new products in each of its business segments. Escalade spent approximately $1,500,000 in 1998, $1,400,000 in 1997, and $2,300,000 in 1996 for research and development activities.

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

                                       (4)

LICENSES, TRADEMARKS AND BRAND NAMES

Escalade Sports has an agreement and contract with Sweden Table Tennis AB for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA for the United States and Canada.

Escalade is the owner of several registered trademarks and brand names. For its sporting goods, the Company holds the Ping-Pong(R), and Harvard(R) registered trademarks and utilizes the Indian, Indian Archery and Indian Xi brand names. The Company permits limited uses of the Ping-Pong(R) trademark by other manufacturers pursuant to various licensing agreements. The Company also owns the Premier(R) registered trademark for its office and graphic arts products, in addition to manufacturing such products under the Martin Yale, Master Products and Steele/Hurricane brand names.

SEASONALITY

The backlog of unshipped orders by industry segment is shown below at the Company's 1998, 1997, and 1996 fiscal year end. All orders in backlog at year end are generally shipped during the following year. The backlog includes all orders received but not shipped. Escalade's sporting goods business is seasonal and, therefore, the backlog is subject to fluctuations.


YEARS ENDED DECEMBER 26, DECEMBER 27
   and DECEMBER 28                         1998              1997             1996
------------------------------------------------------------------------------------------
Orders received but not shipped
   Sporting goods                          $1,266,400       $4,375,600        $2,592,800
   Office and graphic arts products           438,000          570,100           419,300

EMPLOYEES

The Company employs between 550 and 725 employees, consisting of between 200 and 325 people at Indian's Evansville, Indiana facilities, between 100 and 150 at Harvard's National City, California and Tijuana, Mexico facilities, approximately 125 employees at Martin Yale's Wabash, Indiana facilities and approximately 125 at Master Products' Los Angeles, California and Tijuana, Mexico facilities. All hourly rated employees at Evansville are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers AFL-CIO, whose contract expires April 30, 2000.

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



                                      (5)



ITEM 2--PROPERTIES

The Company operates the following facilities:

                     LOCATION           SIZE             LEASED OR OWNED
------------------------------------------------------------------------
Evansville, Indiana (1)                346,000 sq. ft.           Owned
National City, California (1)           34,039 sq. ft.          Leased
Tijuana, Mexico (1)                     50,000 sq. ft.           Owned
Swansea, United Kingdom (1)             13,500 sq. ft.           Owned
Wabash, Indiana (2)                    141,000 sq. ft.           Owned
Los Angeles, California (2)             72,312 sq. ft.           Owned
Tijuana, Mexico (2)                     15,000 sq. ft.          Leased

(1) Sporting goods facilities
(2) Office products facilities

The Company leases its National City, California facilities at a rate of $11,573 per month. The Company has a five-year option to extend the lease. The lease rate ranges from $11,920 per month in year one to $13,025 per month in year five of the extension period. The Company also shares in common area expenses not to exceed 8(cent) per sq. ft. per month. The lease expires March 31, 2003.

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

The Company rents additional space in Tijuana, Mexico for its sporting goods operations for $2,010 per month.

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


                                      (6)

                                     Part II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

The Company's common stock is traded under the symbol "ESCA" on the Nasdaq National Market System. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the Nasdaq National Market System:

PRICES                                                  HIGH              LOW
-------------------------------------------------------------------------------

  1998
   First quarter ended March 21, 1998                  $19.88            $14.00
   Second quarter ended July 11, 1998                   25.25             19.38
   Third quarter ended October 3, 1998                  25.50             18.50
   Fourth quarter ended December 26, 1998               22.13             16.00

  1997
   First quarter ended March 22, 1997                  $12.63           $  8.25
   Second quarter ended July 12, 1997                   10.88              9.38
   Third quarter ended October 4, 1997                  12.25              9.50
   Fourth quarter ended December 27, 1997               14.75             10.88

The closing market price on February 26, 1999 was $18.00 per share.

In the fourth quarter of 1998, on December 21, 1998, the Company announced that Escalade's Board of Directors declared a special cash dividend of $1.00 per share to shareholders of record January 8, 1999, payable January 22, 1999. The dividend was declared at Escalade's Regular Board Meeting, December 19, 1998.

In the fourth quarter of 1997, the Company announced its offer to purchase up to 1,000,000 shares of its common stock at a price of $11 to $14 per share. Pursuant to such offer, the Company purchased 117,766 shares of its common stock at $14 per share in December 1997.

There were approximately 325 holders of record of the Company's Common Stock at February 26, 1999. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 850.


                                      (7)


ITEM 6--SELECTED FINANCIAL DATA (In thousands, except per share data)

                                     December 26,  December 27,  December 28,   December 30, December 31,
AT AND FOR YEARS ENDED                  1998           1997          1996           1995         1994
-----------------------------------------------------------------------------------------------------------

INCOME STATEMENT DATA (2)
   Net sales
     Sporting goods                    $60,184       $63,699        $70,651       $71,219       $83,221
     Office and graphic
       arts products                    30,486        24,836         19,132        17,321        17,276
       Total net sales                  90,670        88,535         89,783        88,540       100,497

Income from continuing
   operations                            7,778         7,449          5,736           856        (2,178)

   Net income (loss)                     6,136         6,361          5,247           448        (2,403)

   Weighted average shares               3,095         3,110          3,850         4,134         4,129

PER SHARE DATA (1)
   Basic earnings per share
     from continuing operations          $2.51         $2.40          $1.49          $.21        $(.53)
   Basic earnings per share               1.98          2.05           1.36           .11         (.58)

   Cash dividends                        1.00              0              0             0             0

BALANCE SHEET DATA
   Working capital                      15,763        15,478         13,309        17,069        16,837
   Total assets                         63,489        66,145         54,430        57,767        75,883
   Short-term debt                      10,100        14,075         13,675        16,732        31,215
   Long-term debt                        6,400        10,700          5,500         6,266         9,148
   Total stockholders' equity           26,702        23,501         19,305        23,338        22,889


(1) Basic earnings per common share are based on average shares outstanding adjusted to reflect the Company's 15% stock dividend declared on February 19, 1994.

(2)  Restated for discontinued operations.


                                      (8)

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1998 COMPARED to 1997

In 1998, net sales increased 2.4%, or $2,135,000 to $90,670,000 from $88,535,000 in 1997.

Sporting goods net sales decreased by $3,515,000 from $63,699,000 to $60,184,000. This decrease was mainly in game parlor which includes table tennis, pool and game tables and accessories and was due to a decrease in units sold.

Office and graphic arts machines and equipment net sales increased by $5,650,000 or 22.7%, to $30,486,000 from $24,836,000. Most of this increase was due to the acquisition of Master Products.

Cost of sales of $60,526,000 as a percentage of net sales was 66.8% in 1998 as compared to $59,168,000, or 66.9% in 1997.

Selling, administrative and general expenses in 1998 were $15,834,000, or 17.5%, of net sales as compared to $16,103,000, or 18.2%, in 1997. This decrease as a percentage of net sales was mainly in the office and graphic arts machines and equipment segment. Consolidation of some sales, marketing and administrative functions was the reason for the decrease in these expenses as a percentage of net sales.

Interest expense in 1998 was $1,118,000 as compared to $1,065,000 in 1997, an increase of $53,000, or 5.0%. This increase in interest expense was due to slightly higher borrowing levels in 1998.

The Company incurred expenses totaling $427,315 relating to the potential sale of Escalade Sports. The Company terminated its plans to sell Escalade Sports.

The income tax provision for 1998 was $4,791,000 for an effective rate of 38.1%.

In December 1998, the Company adopted a plan to discontinue its distribution operations. Those operations were performed by Escalade International, Limited, a foreign subsidiary located in the United Kingdom. The Company's other subsidiaries are all manufacturing operations. Accordingly, Escalade International, Limited is reported as a discontinued operation for the years ended December 26, 1998, December 27, 1997 and December 28, 1996. Net assets of the discontinued operation at December 26, 1998 consist primarily of accounts receivable, inventory and property, plant and equipment. The estimated loss on the disposal of Escalade International, Limited is $1,222,279 including a provision of $250,000 for operating losses during phaseout. The divestiture period is expected to run into the fourth quarter of 1999.

The income for the year was $6,136,000 as compared to $6,361,000 in 1997. This decrease in net income was primarily due to the loss on disposal of Escalade International, Limited of $1,222,279.

                                      (9)

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1997 COMPARED to 1996

In 1997, net sales decreased 1.4%, or $1,248,000 to $88,535,000 from $89,783,000 in 1996.

Sporting goods net sales decreased by $6,952,000 from $70,651,000 to $63,699,000. Of this decrease, 36% was due to discontinued product or product lines and the remaining 64% was due to a decrease in units sold. The decrease in units sold was mainly caused by excess inventory carryover from the prior year by several large customers.

Office and graphic arts machines and equipment net sales increased by $5,704,000, or 29.8%, to $24,836,000 from $19,132,000. Of this increase, 95% was due to the acquisition of Master Products and the other 5% was mainly due to increased export sales.

Cost of sales of $59,168,000 as a percentage of net sales was 66.9% in 1997 as compared to $64,089,000, or 71.4%, in 1996. This decrease in cost of sales as a percentage of net sales was in the sporting goods segment. This decrease in cost of goods sold was in factory expense, primarily in depreciation, product development, salaries and management services.

Selling, administrative and general expenses in 1997 were $16,103,000, or 18.2%, of net sales as compared to $15,496,000, or 17.3%, in 1996. This increase as a percentage of net sales was in the office and graphic arts machines and equipment segment. Professional services, travel, customer allowances and bad debts increased. Also, this segment's selling, general and administrative expenses are higher than sporting goods as a percentage of net sales and this segment's sales are increasing as a percentage of total sales.

Interest expense in 1997 was $1,065,000 as compared to $1,239,000 in 1996, a decrease of $174,000, or 14.0%. This decrease in interest expense was due to lower average borrowing levels in 1997 than in 1996.

The income tax provision for 1997 was $4,689,000 for an effective rate of 38.6%.

Net income for the year was $6,361,000 as compared to $5,247,000 in 1996. This increase in net income was from sporting goods and was primarily due to increased margins as a result of lower factory expenses.


                                      (10)

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES
The Company's net cash provided by operating activities was $8,605,551, $8,784,231, and $15,266,154 in 1998, 1997 and 1996. Inventory management provided (used) cash of $(10,009), $272,909 and $3,699,263 in 1998, 1997 and
1996. Accounts receivable used cash of $561,035, $2,113,236 and $2,439,220 in
1998, 1997 and 1996.

INVESTING ACTIVITIES
The Company's net cash used by investing activities was $1,429,546, $10,651,115 and $1,891,594 in 1998, 1997 and 1996. The Company used $1,067,546, $1,597,055 and $1,902,127 in 1998, 1997 and 1996 to purchase property and equipment. In 1997, the Company used $8,958,745 for the purchase of certain assets of Master Products, net of cash acquired.

FINANCING ACTIVITIES
Net cash provided (used) by financing activities in 1998, 1997 and 1996 was $(8,082,003), $1,793,961 and $(13,301,909). In 1998, the Company paid $7,800,000 on long-term debt. At year end, the short-term debt had decreased $475,000 from last year.

The Company's working capital requirements are funded by cash flow from operations and a domestic short-term line of credit. The maximum amount that could be drawn under its domestic line of credit at year end was $12,000,000, of which $7,800,000 was used. The domestic line of credit has been paid down to zero as of February 4, 1999.

The Company paid no cash dividends during the two fiscal years ended 1997. In the fourth quarter of 1998, on December 21, 1998, the Company announced that Escalade's Board of Directors declared a special cash dividend of $1.00 per share to shareholders of record January 8, 1999, payable January 22, 1999. The dividend was declared at Escalade's Regular Board Meeting, December 19, 1998.

EFFECT OF INFLATION
The Company cannot accurately determine the precise effects of inflation; however, there were some increases in sales and costs due to inflation in 1998. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expense levels, improving manufacturing technologies and redesigning products to keep these costs under control.

YEAR 2000 COMPLIANCE
The Company's sporting goods division, Escalade Sports, has completed the evaluation, conversion and testing of its critical business systems to determine whether such systems will be able to properly process data for the year 2000. Escalade Sports employees first reviewed the underlying software codes for year 2000 compatibility, and then converted the codes where necessary to allow years to be read using four digits rather than two digits. Escalade Sports employees then tested the converted code to determine whether the affected business system would operate without interruption when data using the year 2000 was input. Based on these processes, the Company believes that Escalade Sports' internal software systems are currently year 2000 compliant and have so notified the customers of Escalade Sports where appropriate.


                                      (11)

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

Martin Yale completed the evaluation phase for year 2000 compatibility on January 18, 1999 and conversion of software codes commenced on January 25, 1999. Martin Yale expects that all necessary conversion and testing should be completed in the fourth quarter of 1999. Outside third parties are anticipated to work with Martin Yale employees in preparing for the year 2000. Martin Yale will also seek year 2000 compliance assurances from its customers, vendors and other third parties, such as utility companies.

As of the end of its fourth quarter of 1998, the Company had incurred approximately $100,000 in connection with preparing for the year 2000. The Company expects to incur approximately another $150,000 of year 2000 expenses by the end of 1999. The Company estimates that its actual and future expenditures in this area are 75% attributable to internal costs and external fees for conversion of systems. The remaining 25% of year 2000 expenses are attributable to new software and equipment. The Company is funding these expenses from working capital. To the extent that the Company has utilized internal resources to remedy potential year 2000 problems, the Company has foregone evaluating and upgrading its systems that it otherwise would have undertaken in the ordinary course of business. The Company does not believe that such reallocation of its internal resources has had or will have a material adverse effect on it.

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


                                      (12)

ITEM 7.A.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Item 8 are set forth in Part IV, Item 14.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                      (13)

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 24, 1999 under the captions "Certain Beneficial Owners" and "Election of Directors" and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 24, 1999 under the caption "Executive Compensation" and is incorporated herein by reference, except that the information required by Items 402(k) and
(l) of Regulation S-K which appear within such caption under the sub-headings "Compensation and Stock Option Committees" and "Financial Performance" are specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the Registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 24, 1999 under the caption "Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                      (14)

                                     Part IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)     Documents filed as a part of this report:

(1)    FINANCIAL STATEMENTS
Independent Auditor's Report
  Consolidated financial statements of Escalade, Incorporated and subsidiaries:
      Consolidated balance sheet--December 26, 1998 and December 27, 1997 Consolidated statement of income--fiscal years ended December 26, 1998,
         December 27, 1997 and December 28, 1996
      Consolidated statement of stockholders' equity--fiscal years ended
          December 26,1998, December 27, 1997 and December 28, 1996 Consolidated statement of cash flows--fiscal years ended December 26,
         1998, December 27, 1997 and December 28, 1996
        Notes to consolidated financial statements

(2)    FINANCIAL STATEMENT SCHEDULES
Independent Auditor's Report on financial statement schedule
  For the three-year period ended December 26, 1998:
     Schedule II--Valuation and qualifying accounts

               All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(3) Exhibits

   3.1   Articles of incorporation of Escalade, Incorporated (a)
   3.2   By-Laws of Escalade, Incorporated (a)
   4.1   Form of Escalade, Incorporated's common stock certificate (a)
  10.3 Licensing agreement between Sweden Table Tennis AB and Indian Industries, Inc. dated January 1, 1995 (d)
  10.8   Federal trademark registration 283,766 for Ping-Pong(R)bats and rackets
           (a)
  10.9   Federal trademark registration 283,767 for Ping-Pong(R)balls (a)
 10.10 Federal trademark registration 294,408 for Ping-Pong(R) tables and parts (a)
 10.11   Federal trademark registration 520,270 for Ping-Pong(R) game (a)
 10.12 Federal trademark registration 1,003,289 for Mr. Table Tennis(R) table tennis equipment (a)
 10.13 Federal trademark registration 1,187,832 for Harvard(R)table tennis equipment (a)
 10.14   Federal trademark registration 1,442,274 for Mini Court(R)(a)
 10.15 Federal trademark registration 1,292,167 for Premier(R)table tennis tables and accessories (a)
 10.16   Federal trademark registration 1,456,647 for Mini Pool(R) (a)


                                      (15)

10.17 Trademark Assignment--Federal trademark registration 1,348,890 for Sandmar(R) office machines(b)
10.18 Agreement dated April 28, 1997 between Indian Industries, Inc. and International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO Local No. 848(e)
10.21 Amendment to credit agreement dated May 31, 1996 between Escalade, Incorporated and Bank One, Indianapolis, National Association dated September 30, 1998(g)
10.32 Loan agreement dated September 1, 1998 between Martin Yale Industries, Inc. and City of Wabash, Indiana(g)
10.33 Trust Indenture between the City of Wabash, Indiana and Bank One Trust Company, NA as Trustee dated September 1, 1998 relating to the Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1998 (Martin Yale Industries, Inc. Project)(g)
10.34 Real Estate Sales Contract dated September 17, 1990 between Martin Yale Industries, Inc. and Fritkin-Jones Design Group, Inc.(c)
10.36 Stock purchase agreement dated June 17, 1997 between Martin Yale Industries, Inc. and James Crean International, G.V. regarding the purchase of Master Products Manufacturing Company, Inc.(e)
10.37 Asset Purchase Agreement dated June 26, 1998 by and among Jen Sports, Inc., Sportcraft, Ltd. and Escalade, Incorporated to sell substantially all of the assets of Escalade Sports.(h)
10.38 Termination Agreement dated November 25, 1998 by and among Jen Sports, Inc., Sportcraft, Ltd. and Escalade, Incorporated to sell substantially all of the assets of Escalade Sports. (i)
   21   Subsidiaries of the Registrant
   23   Consent of Olive LLP
   27   Financial Data Schedule

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.24 The Harvard Sports/Indian Industries, Inc. 401(k) Plan as amended and merged in 1993 (d)
10.26   Martin Yale Industries, Inc. 401(k) Retirement Plan as amended in 1993
          (d)
10.27 Incentive Compensation Plan for Escalade, Incorporated and its subsidiaries (a)
10.28   Escalade, Incorporated 1984 Incentive Stock Option Plan (a)
10.29 Example of contributory deferred compensation agreement between Escalade, Incorporated and certain management employees allowing for deferral of compensation (a)
10.30   1997 Director Stock Compensation and Option Plan (f)
10.31   1997 Incentive Stock Option Plan (f)


                                      (16)

(a) Incorporated by reference from the Company's Form S-2 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987

(b)  Incorporated by reference from the Company's 1988 Annual Report on Form
     10-K

(c)  Incorporated by reference from the Company's 1990 Annual Report on Form
     10-K

(d)  Incorporated by reference from the Company's 1995 Annual Report on Form
     10-K

(e) Incorporated by reference from the Company's 1997 Second Quarter Report on Form 10-Q

(f)  Incorporated by reference from the Company's 1997 Proxy Statement

(g) Incorporated by reference from the Company's 1998 Third Quarter Report on Form 10-Q
(h)  Incorporated by reference from the Company's 1998 Form 8-K filed July 8,
     1998
(i) Incorporated by reference from the Company's 1998 Amended Form 8-K filed December 1, 1998

(B) Reports on Form 8-K--There was a report on Form 8-K filed on July 8, 1998 reporting that on June 26, 1998 Escalade announced the signing of a definitive agreement providing for the Sporting Goods Asset Sale. This Form 8-K has subsequently been amended on August 25, 1998, September 23, 1998, October 2, 1998, November 4, 1998, and December 1, 1998 to reflect ongoing developments pending to the termination of the Asset Sale and the cancellation of the special meeting of stockholders relating thereto.


                                      (17)

OLIVE

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
Escalade, Incorporated
Evansville, Indiana

We have audited the accompanying consolidated balance sheet of Escalade, Incorporated and subsidiaries as of December 26, 1998 and December 27, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 26, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Escalade, Incorporated and subsidiaries at December 26, 1998 and December 27, 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1998 in conformity with generally accepted accounting principles.

OLIVE LLP

Evansville, Indiana
January 29, 1999

                                     (F-1)



                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

DECEMBER 26 AND DECEMBER 27                                  1998                  1997
----------------------------------------------------------------------------------------------

ASSETS

   Current assets
     Cash                                                 $      340,398         $  1,246,396
     Receivables, less allowances of $581,830
       and $893,434                                           30,791,608           30,602,245
     Inventories                                              12,647,354           12,637,345
     Prepaid expenses                                            129,735              236,500
     Deferred income tax benefit                               1,002,064            1,205,196
                                                     ----------------------------------------
         Total current assets                                 44,911,159           45,927,682

     Property, plant and equipment                            10,103,690           11,638,686
     Other assets                                              2,844,111            2,422,066
     Goodwill                                                  5,630,066            6,157,350
                                                     ----------------------------------------

                                                             $63,489,026          $66,145,784
                                                     ========================================
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
     Notes payable--bank                                     $  7,800,000        $  8,275,000
     Current portion of long-term debt                          2,300,000           5,800,000
     Trade accounts payable                                     2,959,282           2,696,478
     Accrued liabilities                                       11,642,828          12,128,256
     Federal income tax payable                                 1,324,416           1,550,000
     Dividends payable                                          3,121,718
                                                     ----------------------------------------
         Total current liabilities                             29,148,244          30,449,734
                                                     ----------------------------------------

   Other liabilities
     Long-term debt                                            6,400,000           10,700,000
     Deferred compensation                                     1,165,969            1,065,973
     Deferred income tax liability                                72,647              429,412
                                                     ----------------------------------------
                                                               7,638,616           12,195,385
                                                     ----------------------------------------
   Stockholders' equity
     Preferred stock
       Authorized--1,000,000 shares, no par value, none issued
     Common stock
       Authorized--10,000,000 shares, no par value
       Issued and outstanding--3,097,357 and
         3,050,691 shares                                      6,072,824            5,879,827
     Retained earnings                                        20,387,917           17,373,846
     Accumulated other comprehensive income                      241,425              246,992
                                                     ----------------------------------------
                                                              26,702,166           23,500,665
                                                     ----------------------------------------

                                                             $63,489,026          $66,145,784
                                                     ========================================


See notes to consolidated financial statements.



                                     (F-2)


                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

YEARS ENDED DECEMBER 26, DECEMBER 27
   AND DECEMBER 28                                                 1998               1997                1996
------------------------------------------------------------------------------------------------------------------
Net Sales                                                      $90,670,040         $88,535,483        $89,783,574
                                                              ----------------------------------------------------

Costs, Expenses and Other Income
   Cost of products sold                                        60,525,642          59,168,410         64,089,276
   Selling, administrative and general expenses                 15,834,259          16,103,281         15,495,934
   Loss on terminated sporting goods sale                          427,315
   Amortization of goodwill                                        398,286             217,223
   Interest                                                      1,117,851           1,064,721          1,239,162
   (Gain) loss on disposal of assets                               207,687             319,066            (60,146)
   Other income                                                   (410,252)           (475,580)          (230,520)
                                                         ---------------------------------------------------------
                                                                78,100,788          76,397,121         80,533,706

Income From Continuing Operations
   Before Income Taxes                                          12,569,252          12,138,362          9,249,868

Provision for Income Taxes                                       4,791,463           4,689,487          3,513,334
                                                         ---------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                7,777,789           7,448,875          5,736,534

Loss from discontinued operations                                 (419,721)         (1,088,224)          (489,417)
Loss from disposal of Escalade International,
   Limited including provision of $250,000 for
   operating losses during phaseout                             (1,222,279)

                                                         ---------------------------------------------------------

NET INCOME                                                    $  6,135,789        $  6,360,651       $  5,247,117
                                                         =========================================================

Per Share Data
   Basic earnings per share from continuing operations               $2.51               $2.40              $1.49
   Diluted earnings per share from continuing operations             $2.50               $2.37              $1.48
   Basic earnings per share                                          $1.98               $2.05              $1.36
   Diluted earnings per share                                        $1.97               $2.02              $1.35


See notes to consolidated financial statements.


                                     (F-3)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                          COMMON STOCK                                         ACCUMULATED
                                    --------------------------                                    OTHER
                                                               COMPREHENSIVE      RETAINED     COMPREHENSIVE
                                        SHARES    AMOUNT           INCOME         EARNINGS        INCOME           TOTAL
                                    ---------------------------------------------------------------------------------------

BALANCES AT JANUARY 1, 1996           4,133,954  $17,572,397                     $ 5,766,078                    $23,338,475

   Comprehensive income
     Net income                                                   $5,247,117       5,247,117                      5,247,117
                                                                -------------------
   Comprehensive income                                           $5,247,117
                                                             ===================
   Exercise of stock options             11,786       38,766                                                         38,766
   Purchase of stock                 (1,061,291)  (9,319,647)                                                    (9,319,647)
                                    --------------------------                 ---------------------------------------------

BALANCES AT DECEMBER 28, 1996         3,084,449    8,291,516                      11,013,195                     19,304,711

   Comprehensive income

     Net income                                                   $6,360,651       6,360,651                      6,360,651
     Unrealized gains on securities,
       net of tax                                                    246,992                       $246,992         246,992
                                                             ===================
   Comprehensive income                                           $6,607,643

                                                             ===================
   Exercise of stock options             84,808      433,808                                                        433,808
   Purchase of stock                   (118,566)  (1,656,368)                                                    (1,656,368)
   Put option to retire warrants                  (1,189,129)                                                    (1,189,129)
                                    --------------------------                 ---------------------------------------------

BALANCES AT DECEMBER 27, 1997         3,050,691    5,879,827                      17,373,846        246,992      23,500,665

   Comprehensive income
     Net income                                                   $6,135,789       6,135,789                      6,135,789
     Unrealized losses on                                             (5,567)                        (5,567)         (5,567)
       securities,
       net of tax

                                                             ===================
   Comprehensive income                                           $6,130,222
                                                             ===================
   Stock issued under the Director
     Stock Option Plan                   6,638       65,550                                                          65,550
   Exercise of stock options             51,279      341,216                                                        341,216
   Purchase of stock                    (11,251)    (213,769)                                                      (213,769)
   Payment of dividend                                                            (3,121,718)                    (3,121,718)
                                    --------------------------                 ---------------------------------------------

BALANCES AT DECEMBER 26, 1998         3,097,357  $ 6,072,824                     $20,387,917       $241,425   $26,702,166
                                    ==========================                 =============================================


See notes to consolidated financial statements.


                                     (F-4)



                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 26, DECEMBER 27 AND DECEMBER 28                         1998              1997             1996
--------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net income                                                                $6,135,789     $  6,360,651      $  5,247,117
   Adjustments to reconcile net income to net cash
     provided by operating activities

     Depreciation and amortization                                            2,796,004        2,381,201         3,026,541
     Provision for doubtful accounts                                            371,672          474,050           427,650
     Deferred income taxes                                                     (153,633)       1,303,683           411,348
     Provision for deferred compensation                                         99,996           98,183           101,955
     (Gain) loss on disposals of assets                                         207,637          319,066           (60,146)
     Change in cash surrender value, net of loans and premiums                                   (36,000)          (47,734)
     Changes in
       Accounts receivable                                                     (561,035)      (2,113,236)       (2,439,220)
       Income tax refundable                                                                                       275,000
       Inventories                                                              (10,009)         272,909         3,699,263
       Prepaids                                                                 106,765           96,969            44,920
       Other assets                                                              33,362          (89,397)           81,149
       Income tax payable                                                      (225,584)         450,928           770,000
       Accounts payable and accrued expenses                                   (225,923)        (734,776)        3,728,311
                                                                       ---------------------------------------------------
     Net cash provided by operating activities                                8,575,041        8,784,231        15,266,154
                                                                       ---------------------------------------------------

INVESTING ACTIVITIES
   Premiums paid for life insurance                                            (266,490)                           (65,800)
   Purchase of property and equipment                                        (1,067,546)      (1,597,055)       (1,902,127)
   Proceeds from sale of property and equipment                                                                     76,333
   Purchase of long-term investments                                            (65,000)         (95,315)
   Purchase of certain Master Products assets,
     net of cash acquired                                                                     (8,958,745)
                                                                       -----------------------------------------------------
     Net cash used by investing activities                                   (1,399,036)     (10,651,115)       (1,891,594)
                                                                       -----------------------------------------------------

FINANCING ACTIVITIES
   Net increase (decrease) in notes payable--bank                              (475,000)       3,120,650       (10,475,000)
   Proceeds from exercise of stock options                                      406,766          433,808            38,766
   Reduction of long-term debt                                               (7,800,000)     (10,300,000)       (7,248,000)
   Purchase of stock and warrants                                              (213,769)      (2,845,497)       (9,319,647)
   Proceeds from long-term debt                                                               11,500,000        13,900,000
   Deferred compensation paid                                                                   (115,000)         (198,028)
                                                                       -----------------------------------------------------
     Net cash provided (used) by financing activities                        (8,082,003)       1,793,961       (13,301,909)
                                                                       -----------------------------------------------------

INCREASE (DECREASE) IN CASH                                                    (905,998)         (72,923)           72,651

CASH, BEGINNING OF YEAR                                                       1,246,396        1,319,319         1,246,668
                                                                       -----------------------------------------------------

CASH, END OF YEAR                                                           $   340,398     $  1,246,396      $  1,319,319
                                                                       =====================================================

SUPPLEMENTAL CASH FLOWS INFORMATION
   Interest paid                                                             $1,120,229     $  1,302,577      $  1,379,847
   Income taxes paid, net                                                     4,775,283        3,819,632         2,286,986
   Fixed assets in accounts payable                                              31,954           35,253           126,884
   Dividends payable                                                          3,121,718


See notes to consolidated financial statements.




                                     (F-5)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Escalade, Incorporated (Company) is primarily engaged in the manufacture and sale of sporting goods and office and graphic arts products. The Company is located in Evansville, Indiana and has five manufacturing facilities, one in Evansville, Indiana; Wabash, Indiana and Los Angeles, California and two in Tijuana, Mexico. The Company sells products to customers throughout the United States and provides foreign shipments of sporting goods through a foreign sales corporation. The consolidated financial statements include the accounts of all significant subsidiaries. Intercompany transactions have been eliminated.

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

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is based on the first-in, first-out method.

INVESTMENTS
The Company has long-term marketable equity securities, which are included in other assets on the consolidated balance sheet and are recorded at fair value with unrealized gains and losses reported, net of tax, in accumulated other comprehensive income.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are recorded at cost. Depreciation and amortization are computed by the straight-line and double declining balance methods.

The estimated useful lives used in computing depreciation are as follows:

                                   YEARS
-----------------------------------------
Buildings                          20-30
Leasehold improvements              4-8
Machinery and equipment            5-15
Tooling, dies and molds             2-4

The cost of maintenance and repairs are charged to income as incurred; significant renewals and improvements are capitalized. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and the resulting gains or losses are recognized in income for the period.



                                     (F-6)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

FINANCIAL INSTRUMENTS
The carrying values of all of the Company's financial instruments approximate their fair values.

EARNINGS PER SHARE
Basic earnings per common share information is based on average shares outstanding during each year.

FISCAL YEAR END
The Company's fiscal year ends on the Saturday nearest December 31, within the calendar year.

BAD DEBTS
The Company uses the reserve method of accounting for bad debts on receivables.

PRODUCT WARRANTY
The Company provides for the estimated cost of its warranty obligations at the time of the sale.

EMPLOYEE BENEFITS
The Company has an employee profit sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. It is the Company's policy to fund costs accrued on a current basis.

INCOME TAXES
Income tax in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes.

RESEARCH AND DEVELOPMENT
Research and development costs are charged to income as incurred. The research and development costs incurred during 1998, 1997 and 1996 were approximately $1,500,000, $1,400,000 and $2,300,000.

REVENUE RECOGNITION
Revenue from the sale of the Company's products is recognized as products are shipped to customers.

SELF INSURANCE
The Company has elected to act as a self-insurer for certain costs related to employee health and accident benefit programs. Costs resulting from non-insured losses are charged to income when incurred. The Company has purchased insurance which limits its exposure for individual claims and which limits its aggregate exposure to $1,100,000.


                                     (F-7)


ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 2--INVENTORIES

Inventories consist of the following:

DECEMBER 26 AND DECEMBER 27                        1998                  1997
----------------------------------------------------------------------------------
Finished products                                $  5,717,096         $  5,665,390
Work in process                                     3,442,410            3,412,443
Raw materials and supplies                          3,487,848            3,559,512
                                           ---------------------------------------

                                                  $12,647,354          $12,637,345
                                           =======================================



NOTE 3--PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

DECEMBER 26 AND DECEMBER 27                         1998                  1997
-----------------------------------------------------------------------------------

Land                                             $     757,210         $    757,210
Buildings and leasehold improvements                10,733,231           10,649,336
Machinery and equipment                             23,952,194           23,588,382
                                            ---------------------------------------
         Total cost                                 35,442,635           34,994,928
Accumulated depreciation and amortization          (25,338,945)         (23,356,242)
                                            ---------------------------------------

                                                   $10,103,690          $11,638,686
                                            =======================================


NOTE 4--LINE OF CREDIT

The Company has an unsecured line of credit for short-term borrowings. The line-of-credit arrangement is based upon a written agreement and can be withdrawn at the banks' option. At December 26, 1998, the line of credit for short-term borrowings aggregated $12,000,000, of which $7,800,000 was borrowed. The interest rate on the line of credit is at the Bank One Indianapolis, N.A. prime rate. A LIBOR option is also available to use for the interest rate. At December 31, 1998, $1,300,000 of this line of credit was at a prime rate of 7.75% and $6,500,000 was at a LIBOR option rate of 6.28%. This line of credit is subject to the same restrictive covenants as the long-term debt as discussed in
Note 5.



                                     (F-8)


ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 5--LONG-TERM DEBT

DECEMBER 26 AND DECEMBER 27                                               1998                  1997
---------------------------------------------------------------------------------------------------------
Mortgage payable, due in annual installments varying from
   $300,000 in 1998 to $500,000 in 2005, interest currently
   is 5.64%, due 2005, secured by plant facility, machinery and
   equipment, and letter of credit                                        $2,700,000         $  3,000,000
Term loan, due in quarterly installments of $500,000, interest varies from prime to London Interbank Offered Rate
   (LIBOR) plus 1.75%, secured by equipment, inventory,
   accounts receivable, general intangibles and securities                 6,000,000           13,500,000
                                                                     ------------------------------------
                                                                           8,700,000           16,500,000
Portion classified as current                                             (2,300,000)          (5,800,000)
                                                                     ------------------------------------

                                                                          $6,400,000          $10,700,000
                                                                     ====================================

Maturities of long-term indebtedness for the ensuing five years are: 1999, $2,300,000; 2000, $2,300,000; 2001,
$2,400,000; 2002, $400,000; 2003, $400,000 and thereafter, $900,000.

The mortgages payable and term loan agreements contain certain restrictive covenants, of which the more significant include maintenance of specified net worth, restrictions on capital expenditures and dividends, and maintenance of specified ranges of debt service and leverage ratios.


NOTE 6--INVESTMENTS

                                                                           GROSS         APPROXIMATE
                                                        AMORTIZED        UNREALIZED         MARKET
                                                          COST             GAINS             VALUE
                                                      -----------------------------------------------
DECEMBER 26, 1998
   Available for sale
     Marketable equity securities (included in
       other assets)                                     $755,486         $402,375         $1,157,861
                                                      ===============================================

DECEMBER 27, 1997
   Available for sale
     Marketable equity securities (included in
       other assets)                                     $730,196         $411,653         $1,141,849
                                                      ===============================================

                                     (F-9)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 7--STOCK OPTIONS AND WARRANTS

A total of 24,707 options were outstanding at year end from the 1984 Stock Option Plan (Plan). The date for granting options under this Plan expired on October 26,1994 and the date for exercising options expires on September 26, 1999. At the Company's 1997 annual meeting, the stockholders approved two new Stock Option Plans reserving 300,000 common shares for issuance under an Incentive Stock Option Plan (ISO) and 100,000 common shares for issuance under a Director Stock Option Plan (DSO). During 1998, there were 19,250 options granted under the ISO and there were 42,424 options outstanding at year end under this plan. During 1998, there were 3,319 options granted and outstanding under the DSO.

Under the Company's ISO, which is accounted for in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, the Company grants selected executives and other key employees stock option awards which vest over four years of continued employment. During 1998, the Company authorized the grant of options for up to 22,569 shares of the Company's common stock. The exercise price of each option, which has a five-year life, was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized. Options are exercisable commencing one year from the date of issuance to the extent vested.

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

                                                                 1998             1997
                                                              ------------------------
Risk-free interest rates                                         4.75%              6%
Dividend yields                                                     0%              0%
Volatility factors of expected market price of common stock        51%             49%
Weighted average expected life of the options                  5 YEARS         5 years

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement is as follows:

                                                   1998           1997
                                              ------------  -----------
Net income                       As reported    $6,135,789   $6,360,651
                                 Pro forma       6,076,755    6,363,257
Basic earnings per share         As reported          1.98         2.05
                                 Pro forma            1.96         2.04
Diluted earnings per share       As reported          1.97         2.02
                                 Pro forma            1.95         2.02

                                     (F-10)


ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Stock option transactions are summarized as follows:

                                              1998                          1997                          1996
                                 --------------------------------------------------------------------------------------
                                                    OPTION                        Option                        Option
                                     SHARES          PRICE         Shares          Price         Shares          Price
                                 --------------------------------------------------------------------------------------

Outstanding at beginning                           $6.30 TO                      $3.26 to                      $3.26 to
   of year                             101,821      9.88            168,311       7.25            196,581       7.25
Issued during year                                 $9.88 TO

                                        22,569      18.75            25,000      9.88
Canceled or expired                     (2,661)                      (6,682)                      (16,485)
                                                   $3.26 TO                      $3.26 to
Exercised during year                  (51,279)     9.88            (84,808)      7.25            (11,785)      $3.26
                                 ----------------              --------------------------------------------------------
                                                   $5.50 TO                      $6.30 to                       $3.26 to
Outstanding at end of year              70,450      18.75           101,821       9.88            168,311        7.25
                                 ================              ================              ================

Exercisable at end of year              30,297                       63,113                       120,699
                                 ================              ================              ================

Weighted-average fair value
   of options granted during
   the year                             $9.83                         $4.99
                                 ================              ================

The following table summarizes information about fixed stock options outstanding at December 26, 1998:


                                        OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------------------------------------
     RANGE OF          NUMBER          WEIGHTED-AVERAGE                                NUMBER
 EXERCISE PRICES     OUTSTANDING          REMAINING           WEIGHTED-AVERAGE       EXERCISABLE       WEIGHTED-AVERAGE
                     AT 12/26/98       CONTRACTUAL LIFE        EXERCISE PRICE        AT 12/26/98        EXERCISE PRICE

-----------------------------------------------------------------------------------------------------------------------

        $5.50             1,000                1.0 years             $5.50                1,000               $5.50
         7.25            23,707                1.0                    7.25               23,707                7.25
         9.88            26,493                3.4                    9.88                5,590                9.88
        18.75            19,250                4.2                   18.75                                    18.75
                  ------------------                                             --------------------

$5.50 to 18.75           70,450                2.8                   11.36               30,297                7.68
                  ==================                                             ====================

The incentive stock options granted in 1998 and 1997 are exercisable at the rate of 25% over each of the four years beginning in 1999 and 1998.

3,319 Director Stock Options were issued during the year 1998 at an option price of $9.88 and can be exercised after July 1, 1999 with an expiration date of June 30, 2002.

To acquire all of the common stock of Marcy Fitness Products, Inc., the Company exchanged 272,112 Escalade warrants with an exercise price of $9.13 per share. The warrants were exercisable until August 19, 1999. During 1997, these warrants were put to the Company and retired at $13.50 per share for a total cost of $1,189,129.



                                     (F-11)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 8--STOCKHOLDERS' EQUITY TRANSACTIONS

During 1997, the Company conducted a Dutch Auction self-tender offer whereby it purchased 117,766 shares of its common stock at $14.00 per share. The Company also conducted a Dutch Auction self-tender offer in 1996 whereby it purchased approximately 1,000,000 shares of its common stock at a price of $8.875 per share.

The Company paid no cash dividends during the two fiscal years ended 1997. In the fourth quarter of 1998, on December 21, 1998, the Company announced that Escalade's Board of Directors declared a special cash dividend of $1.00 per share to shareholders of record January 8, 1999, payable January 22, 1999. The dividend was declared at Escalade's Regular Board Meeting, December 19, 1998.

NOTE 9--EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

                                                                    WEIGHTED            PER
                                                                    AVERAGE            SHARE
YEAR ENDED DECEMBER 26, 1998                       INCOME            SHARES            AMOUNT
---------------------------------------------------------------------------------------------------
Net Income                                          $6,135,789
                                                   -------------
Basic Earnings per Share
   Income available to common stockholders           6,135,789        3,094,638         $1.98
Effect of Dilutive Securities
   Stock options                                                         18,741   ==============
Diluted Earnings Per Share                         -----------------------------
     Income available to common stockholders and
       assumed conversions                          $6,135,789        3,113,379         $1.97
                                                   ================================================

YEAR ENDED DECEMBER 27, 1997
Net Income                                          $6,360,651
Basic Earnings per Share                           -------------
   Income available to common stockholders           6,360,651        3,109,514         $2.05
Effect of Dilutive Securities                                                   ================
   Stock options
Diluted Earnings Per Share                                               35,328
Income available to common stockholders and        ----------------------------
       assumed conversions                          $6,360,651        3,144,842         $2.02
YEAR ENDED DECEMBER 28, 1996                       -------------
Net Income                                          $5,247,117
Basic Earnings per Share                           -------------
   Income available to common stockholders           5,247,117        3,849,783         $1.36
Effect of Dilutive Securities                                                   ====================
   Stock options                                                         43,822
Diluted Earnings Per Share                         -----------------------------
   Income available to common stockholders and
     assumed conversions                            $5,247,117        3,893,605         $1.35
                                                   =================================================


                                     (F-12)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Warrants to purchase 272,112 shares of common stock at $9.13 per share were outstanding at December 28, 1996 and during a portion of the year ended December 27, 1997 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares.

Net loss per share from discontinuing operations:

                1998              1997             1996
--------------------------------------------------------
Basic            $.53             $.35              $.13
Diluted          $.53             $.35              $.13


NOTE 10--OPERATING LEASES

The Company leases warehousing and office space at its National City, California facilities for $11,573 per month through March 31, 1999. The Company has a five-year option to extend the lease. The lease rate ranges from $11,920 per month in year one to $13,025 per month in year five of the extension period. The Company also shares in common area expenses not to exceed 8(cent) per sq. ft. per month. The lease expires March 31, 2003.

The Company also leases warehousing space next to its Evansville facility for $17,317 per month. The original lease expired on October 31, 1998. The Company has four two-year renewal options followed by two five-year renewal options.

At December 26, 1998, the minimum rental payments under noncancelable leases with terms of more than one year are as follows:

YEARS ENDING            AMOUNT
-------------------------------------
1999                      $212,989
2000                       146,264
2001                       150,652
2002                       155,171
2003                        39,077
                      ---------------
                          $704,153
                      ===============



The following schedule shows the composition of total rental expense for operating leases except those with terms of a month or less:


                         1998              1997             1996
                   --------------------------------------------------
Rentals                   $469,650         $611,405          $656,082
                   ==================================================


                                     (F-13)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 11--INCOME TAXES

Provision for income taxes consists of the following:

YEARS ENDED DECEMBER 26, DECEMBER 27 AND
   DECEMBER 28        1998              1997             1996
----------------------------------------------------------------
Current
   Federal         $3,888,985       $3,435,532        $2,670,000
   State            1,056,111          803,547           431,986
                   ---------------------------------------------
                    4,945,096        4,239,079         3,101,986
                   ---------------------------------------------
Deferred
   Federal           (121,668)         365,830           401,443
   State              (31,965)          84,578             9,905
                   ---------------------------------------------
                     (153,633)         450,408           411,348
                   ---------------------------------------------

                   $4,791,463       $4,689,487        $3,513,334
                   =============================================

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

YEARS ENDED DECEMBER 26, DECEMBER 27
   AND DECEMBER 28                                   1998          1997        1996
-----------------------------------------------------------------------------------------
Income tax at statutory rate                         $4,273,546   $4,127,043   $3,144,955
Increase (decrease) in income tax resulting from
   Recurring permanent differences (goodwill
     amortization, dividend exclusion, and non-
     deductible officers' life insurance expense)       (76,770)      25,893      (24,279
   State tax expense, net of federal effect             675,936      586,163      291,648
   Other                                                (81,249)     (49,612)     101,010
                                                    -------------------------------------

       Provision for income taxes recorded           $4,791,463   $4,689,487   $3,513,334
                                                    =====================================

At December 26, 1998, a cumulative deferred tax asset of $929,417 is included in current assets and other liabilities. At December 27, 1997, a cumulative deferred tax asset of $775,784 is included in current and other assets.


                                     (F-14)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The components of the net deferred tax asset are as follows:

DECEMBER 26 AND DECEMBER 27                             1998             1997
-----------------------------------------------------------------------------------
ASSETS
   Employee benefits                                  $   429,186       $   413,588
   Valuation reserves                                     527,677           724,095
   Goodwill                                                94,869           115,320
   Deferred compensation                                  395,800           399,593
   Lease expense                                                             67,513
                                                     ------------------------------
         Total assets                                   1,447,532         1,720,109
                                                     ------------------------------

LIABILITIES
   Depreciation                                          (357,165)         (779,664)
   Unrealized gain on securities available for sale      (160,950)         (164,661)
                                                     -------------------------------
         Total liabilities                               (518,115)         (944,325)
                                                     -------------------------------

                                                      $   929,417       $   775,784
                                                     ===============================

NOTE 12--EMPLOYEE BENEFIT PLANS

The Company has an employee profit sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $316,155, $339,931 and $311,701 for 1998, 1997 and
1996.

NOTE 13--VOLUNTARY EMPLOYEE BENEFITS ASSOCIATION TRUST (VEBA)

The Company established a VEBA as a tax-exempt organization to provide life, medical, disability and other similar welfare benefits permitted pursuant to Internal Revenue Code Section 501(c)(9) for its employees.

                                     (F-15)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 14--SEGMENT INFORMATION AND CONCENTRATIONS

YEARS ENDED DECEMBER 26, DECEMBER 27
   AND DECEMBER 28                                       1998              1997             1996
---------------------------------------------------------------------------------------------------
                                                                     (In Thousands)
Sales to unaffiliated customers
   Sporting goods                                       $ 60,184         $ 63,699           $70,651
   Office and graphic arts products                       30,486           24,836            19,132
                                                      ---------------------------------------------

       Total consolidated                               $ 90,670         $ 88,535           $89,783
                                                      =============================================

Operating profit
   Sporting goods                                       $  7,295         $  8,311           $ 6,476
   Office and graphic arts products                        7,442            5,244             4,103
   Corporate                                                (427)            (291)             (381)
                                                      ---------------------------------------------
       Total consolidated                                 14,310           13,264            10,198
   Consolidated other income                                 410              475               231
                                                      ---------------------------------------------
                                                          14,720           13,739            10,429
   Consolidated interest expense                           1,118            1,065             1,239
   Consolidated (gain) loss on disposal of assets            208              319               (60)
   Consolidated amortization of goodwill                     398              217
   Consolidated loss on terminated sporting goods sale       427
                                                      ---------------------------------------------

   Consolidated income from operations before
     income taxes                                       $ 12,569         $ 12,138           $ 9,250
                                                      =============================================

Identifiable assets
   Sporting goods                                       $ 39,819         $ 40,904           $40,543
   Office and graphic arts products                       20,770           21,815            10,199
   Corporate                                               2,900            3,427             3,688
                                                      ---------------------------------------------

       Total assets                                      $63,489         $ 66,146           $54,430
                                                      =============================================

Depreciation and amortization charged to operations
   Sporting goods                                       $  1,207         $  1,214           $ 2,123
   Office and graphic arts products                        1,589            1,167               904
                                                      ---------------------------------------------

       Total consolidated                               $  2,796         $  2,381           $ 3,027
                                                      =============================================

Capital expenditures
   Sporting goods                                       $    699         $    582           $ 1,262
   Office and graphic arts products                          372              923               757
                                                      ---------------------------------------------

                                                        $  1,071         $  1,505          $  2,019
                                                      =============================================





                                     (F-16)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


The Company operates principally in two industries, sporting goods and office and graphic arts products. The Company sells its products primarily to retailers located throughout the United States. Operations in the sporting goods industry consist of production and sale of table tennis tables and accessories, archery equipment, home pool tables and accessories, combination bumper pool and card tables, game tables, basketball backboards, goals, poles and portables, darts and dart cabinets. Operations in the office and graphic arts products industry consist of production and sale of paper trimmers, paper folding machines, paper drills, collators, decollators, bursting machines, letter openers, paper joggers, checksigners, stamp affixers, paper shredders, paper punches, paper cutters, catalog rack systems, bindery carts, business card slitters, thermography machines and related accessories.

Operating profit is total revenue less operating expenses. In computing operating profit neither interest expense nor income taxes have been deducted.

Identifiable assets are principally those assets used in each industry. Corporate assets are principally deferred taxes, marketable equity securities and the cash surrender value of life insurance.

In 1998, 1997 and 1996, approximately 38% (25% of consolidated sales), 33% (24% of consolidated sales) and 31% (24% of consolidated sales) of the sporting goods were sold to Sears, Roebuck & Co. At December 26, 1998 and December 27, 1997, accounts receivable included $16,328,252 and $12,609,120 due from Sears, Roebuck & Co.

Approximately 31% of the Company's labor force is covered by a collective bargaining agreement. Management acknowledges that there usually will be differences between Company offers and union demands during negotiations. However, management has no reason to expect such differences to result in protracted conflict. The current contract expires in 2000.

Consolidated assets include approximately $4.0 million of assets located in the United Kingdom and Mexico.



                                     (F-17)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


NOTE 15--CERTAIN SIGNIFICANT ESTIMATES

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

     Customer allowance reserves--based on agreements for customer purchase rebates and shared advertising, and prior year's shipments.

     Inventory valuation reserves--based on estimates of costs of inventory amounts overstocked or obsolete in excess of realizable value.


NOTE 16--ADDITIONAL INFORMATION

DECEMBER 26 AND DECEMBER 27                                                               1998                  1997
----------------------------------------------------------------------------------------------------------------------------

Accrued Liabilities
   Employees' compensation                                                            $  3,758,290         $  4,217,671
   Payroll taxes and taxes withheld from employees'
     compensation                                                                          257,331              298,214
   Taxes other than taxes on income                                                        646,692              378,805
   Accrued interest                                                                        111,484              130,714
   Customer volume discounts payable                                                     4,059,848            3,914,060
   Other accrued items                                                                   2,809,183            3,188,792
                                                                                --------------------------------------------

                                                                                       $11,642,828          $12,128,256
                                                                                ============================================


NOTE 17--DEFERRED COMPENSATION PLAN

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



                                     (F-18)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


NOTE 18--COMMITMENTS AND CONTINGENCIES

At December 26, 1998, standby letters of credit aggregated $189,800 of which the Company was obligated in the amount of $39,800 relating to the purchase of certain raw materials and finished goods from suppliers.

Additionally, the Company has obtained a letter of credit for the benefit of the mortgage holders. At December 26, 1998, the balance of the letter of credit was $2,733,750. It is to be used in the event of a default in either interest or principal payments.

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.


NOTE 19--DISCONTINUED OPERATIONS

In December 1998, the Company adopted a plan to discontinue its distribution operations. Those operations were performed by Escalade International, Limited, a foreign subsidiary located in the United Kingdom. The Company's other subsidiaries are all manufacturing operations. Accordingly, Escalade International, Limited is reported as a discontinued operation for the years ended December 26, 1998, December 27, 1997 and December 28, 1996. Net assets of the discontinued operation at December 26, 1998 consist primarily of accounts receivable, inventory and property, plant and equipment.

The estimated loss on the disposal of Escalade International, Limited is $1,222,279 including a provision of $250,000 for operating losses during phaseout. The divestiture period is expected to run into the fourth quarter of 1999. Summarized results of Escalade International, Limited are as follows (dollars in thousands):

                                                                             1998              1997             1996
----------------------------------------------------------------------------------------------------------------------------

Net sales                                                                    $  2,888         $  2,966            $3,426
                                                                       -----------------------------------------------------

Loss from operations                                                             (420)          (1,088)             (489)
Loss from disposal                                                             (1,222)
                                                                       -----------------------------------------------------

Total loss on discontinued operations                                         $(1,642)         $(1,088)           $ (489)
                                                                       =====================================================

The loss from discontinued operations was not tax effected because the foreign losses were not tax deductible.



                                     (F-19)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


NOTE 20--SUMMARY OF QUARTERLY RESULTS

                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                 (UNAUDITED)
                                                       MARCH 21           JULY 11          OCTOBER 3        DECEMBER 26
                                                  --------------------------------------------------------------------------
1998
   Net sales                                             $15,266           $18,334            $21,452           $35,618
   Gross profit                                            4,751             5,066              7,534            12,793
   Net income                                                585               338              2,072             3,141
   Basic earnings per share                                  .19               .11                .67              1.01

1997
   Net sales                                             $11,887           $17,050            $21,983           $37,615
   Gross profit                                            3,395             4,755              7,755            13,462
   Net income                                                151               104              1,793             4,313
   Basic earnings per share                                  .05               .03                .57              1.38


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


NOTE 21--ACQUISITIONS

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



                                     (F-20)

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

DECEMBER 27 AND DECEMBER 28                                 1997             1996
-----------------------------------------------------------------------------------------
                                                            (In Thousands, Except
                                                               per Share Data)

Net Sales                                                   $92,919          $100,013
Net Income                                                    6,535             5,956
Basic Earnings per Share                                      $2.10             $1.55


NOTE 22--YEAR 2000 COMPLIANCE

The Company's sporting goods division, Escalade Sports, has completed the evaluation, conversion and testing of its critical business systems to determine whether such systems will be able to properly process data for the year 2000. Escalade Sports employees first reviewed the underlying software codes for year 2000 compatibility, and then converted the codes where necessary to allow years to be read using four digits rather than two digits. Escalade Sports employees then tested the converted code to determine whether the affected business system would operate without interruption when data using the year 2000 was input. Based on these processes, the Company believes that Escalade Sports' internal software systems are currently year 2000 compliant and have so notified the customers of Escalade Sports where appropriate.

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

Martin Yale completed the evaluation phase for year 2000 compatibility on January 18, 1999 and conversion of software codes commenced on January 25, 1999. Martin Yale expects that all necessary conversion and testing should be completed in the fourth quarter of 1999. Outside third parties are anticipated to work with Martin Yale employees in preparing for the year 2000. Martin Yale will also seek year 2000 compliance assurances from its customers, vendors and other third parties, such as utility companies.

As of the end of its fourth quarter of 1998, the Company had incurred approximately $100,000 in connection with preparing for the year 2000. The Company expects to incur approximately another $150,000 of year 2000 expenses by the end of 1999. The Company estimates that its actual and future expenditures in this area are 75% attributable to internal costs and external fees for conversion of systems. The remaining 25% of year 2000 expenses are attributable to new software and equipment. The Company is funding these expenses from working capital. To the extent that the Company has utilized internal resources to remedy potential year 2000 problems, the Company has foregone evaluating and upgrading its systems that it otherwise would have undertaken in the ordinary course of business. The Company does not believe that such reallocation of its internal resources has had or will have a material adverse effect on it.


                                     (F-21)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


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


NOTE 23--OTHER COMPREHENSIVE INCOME

                                                                                               1998
                                                                       -----------------------------------------------------
                                                                          BEFORE-TAX           TAX           NET-OF-TAX
YEAR ENDED DECEMBER 31                                                      AMOUNT           BENEFIT           AMOUNT
----------------------------------------------------------------------------------------------------------------------------

Unrealized holding losses arising during the year                             $(9,278)          $3,711           $(5,567)
                                                                       =====================================================

                                                                                               1997
                                                                       -----------------------------------------------------
                                                                          BEFORE-TAX           TAX           NET-OF-TAX
YEAR ENDED DECEMBER 31                                                      AMOUNT           EXPENSE           AMOUNT
----------------------------------------------------------------------------------------------------------------------------

Unrealized holding gains arising during the year                             $411,653        $(164,661)         $246,992
                                                                       =====================================================





                                     (F-22)

[OLIVE LOGO]



                          INDEPENDENT AUDITOR'S REPORT



                  Stockholders and Board of Directors
                  Escalade, Incorporated
                  Evansville, Indiana


                  We have audited the consolidated financial statements of Escalade, Incorporated as of December 26, 1998 and December 27, 1997 and for each of the three years in the period ended December 26, 1998 and have issued our report thereon dated January 29, 1999; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Escalade, Incorporated listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                  OLIVE LLP

                  Evansville, Indiana
                  January 29, 1999



                                     (S-1)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                 COL. A                      COL. B                   COL. C                   COL. D           COL. E
----------------------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONS
                                                         ----------------------------------
                                                                            CHARGED TO
                                           BALANCE AT       CHARGED TO    OTHER ACCOUNTS--                      BALANCE
                                            BEGINNING       COSTS AND        DESCRIBE        DEDUCTIONS--        AT END
              DESCRIPTION                   OF PERIOD        EXPENSES                       DESCRIBE (2)      OF PERIOD
----------------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts
   and discounts (1)
   Fiscal year ended December 26, 1998        $893,434         $371,672                         $683,276         $581,830

   Fiscal year ended December 27, 1997         681,606          474,050                          262,222          893,434

   Fiscal year ended December 28, 1996         726,352          427,650                          472,396          681,606


(1) Deducted from related assets
(2) Accounts charged off, less recoveries



                                     (S-2)

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:  /s/ C. W. "Bill" Reed                                    March 15, 1999
     ------------------------------------
      C. W. "Bill" Reed
      President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                 Chairman, Chief Executive Officer
                                                                 and Director
/s/ Robert E. Griffin                                            (Principal Executive Officer)          March 15, 1999
----------------------------------------
Robert E. Griffin
                                                                 Secretary and Treasurer
                                                                 (Principal Financial and Accounting
/s/ John R. Wilson                                               Officer)                               March 15, 1999
----------------------------------------
John R. Wilson


/s/ Blaine E. Matthews, Jr.                                      Director                               March 15, 1999
----------------------------------------
Blaine E. Matthews, Jr.


/s/ A. Graves Williams, Jr.                                      Director                               March 15, 1999
----------------------------------------
A. Graves Williams, Jr.


/s/ Gerald J. Fox                                                Director                               March 15, 1999
----------------------------------------
Gerald J. Fox


/s/ Keith P. Williams                                            Director                               March 15, 1999
----------------------------------------
Keith P. Williams


/s/ Yale Blanc                                                   Director                               March 15, 1999
----------------------------------------
Yale Blanc


/s/ Robert D. Orr                                                Director                               March 15, 1999
----------------------------------------
Robert D. Orr


/s/ C. W. Reed                                                   Director                               March 15, 1999
----------------------------------------
C. W. Reed



                                     (S-3)