Form 10-Q
period 1999-03-20
ESCALADE INC
filed 1999-04-12
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 20, 1999
                          Commission File Number 0-6966


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


         The number of shares of Registrant's common stock (no par value) outstanding as of April 7, 1999 : 3,066,883

                                      INDEX


                                                                              Page No.

Part I.  Financial Information:

Item 1 -          Financial Statements:

                  Consolidated Condensed Balance Sheet --
                  March 20, 1999, March 21, 1998, and
                  December 26, 1998                                              3

                  Consolidated Condensed Statement of Income --
                  Three Months Ended March 20, 1999 and March 21,1998            4

                  Consolidated Statement of Comprehensive Income --
                  Three Months Ended March 20, 1999 and March 21,1998            4

                  Consolidated Condensed Statement of Cash Flows --
                  Three Months Ended March 20, 1999 and March 21, 1998           5

                  Notes to Consolidated Condensed Financial Statements           6-8

Item 2 -          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations:                           9-11


Part II.          Other Information                                              11

                  Signatures                                                     11

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

(Dollars in Thousands)                          March 20,      March 21,       December 26,
                                                 1999           1998              1998
                                               --------------------------------------------
ASSETS
Current assets:
         Cash                                    $    689        $    735        $    340
         Receivables, less allowances of
         $695, $942 and $582                       11,857          12,712          30,792
         Inventories                               11,758          14,386          12,647
         Prepaid expense                              148             109             130
         Deferred income tax benefit                1,057           1,205           1,002
                                                 --------        --------        --------
TOTAL CURRENT ASSETS                               25,509          29,147          44,911

Property, plant, and equipment                     35,678          35,071          35,443
Accum. depr. and amortization                     (25,922)        (23,948)        (25,339)
                                                 --------        --------        --------
                                                    9,756          11,123          10,104

Other assets                                        2,904           2,560           2,844
Goodwill                                            5,539           6,063           5,630
                                                 --------        --------        --------
                                                 $ 43,708        $ 48,893        $ 63,489
                                                 ========        ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable - bank                     $   ---        $  1,800        $  7,800
         Current portion of long-term debt          2,300           2,300           2,300
         Trade accounts payable                     1,957           2,340           2,959
         Accrued liabilities                        9,310           8,225          11,643
         Federal income tax payable                   267              50           1,324
         Dividends Payable                            ---             ---           3,122
                                                 --------        --------        --------
TOTAL CURRENT LIABILITIES                          13,834          14,715          29,148

Other Liabilities:
         Long-term debt                             2,400           8,200           6,400
         Deferred compensation                      1,190           1,088           1,166
         Deferred income tax liability                  6             468              73
                                                 --------        --------        --------
                                                    3,596           9,756           7,639
Stockholders' equity:
         Preferred stock:
         Authorized 1,000,000 shares;
           no par value, none issued
         Common stock:
         Authorized 10,000,000 shares;
           no par value,Issued and
           outstanding - 3,066,655,
           3,093,204, and 3,097,357 at
           3-20-99, 3-21-98, and 12-26-98           5,226           6,158           6,073
         Retained earnings                         20,822          17,959          20,388
         Net unrealized gain on securities
           available for sale                         230             305             241
                                                 --------        --------        --------
                                                   26,278          24,422          26,702
                                                 --------        --------        --------
                                                 $ 43,708        $ 48,893        $ 63,489
                                                 ========        ========        ========


See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                                                  Three Months Ended
                                                            March 20, 1999    March 21, 1998
                                                            --------------    --------------

Net sales                                                        $ 12,978        $ 15,265

Costs, expenses and other income:
         Cost of products sold                                      8,893          10,515
         Selling, administrative and
         general expenses                                           3,103           3,280
         Interest                                                     144             277
         Amortization of Goodwill                                      91              94
         Other income                                                 (24)            (68)
                                                                 --------        --------
                                                                   12,207          14,098

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                 771           1,167


Provision for income taxes                                            337             496
                                                                 --------        --------
INCOME FROM CONTINUING OPERATIONS                                     434             671

Loss from Discontinued Operations                                       0             (86)
                                                                 --------        --------
NET INCOME                                                       $    434        $    585
                                                                 ========        ========


Per share data:

         Basic earnings per share from
           continuing operations                                 $    .14        $    .22

         Diluted earnings per share from
           continuing operations                                 $    .14        $    .22

         Basic earnings per share                                $    .14        $    .19

         Diluted earnings per share                              $    .14        $    .19




CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


NET INCOME                                                       $    434        $    585

UNREALIZED GAIN (LOSS)ON SECURITIES, NET OF TAX                       (11)             58
                                                                 --------        --------
COMPREHENSIVE INCOME                                             $    423        $    643
                                                                 ========        ========



See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)

                                                           Three Months Ended
                                                   March 20, 1999    March 21, 1998
                                                   --------------------------------
Operating Activities:

         Net Income                                    $    434        $    585

         Depreciation and amortization                      674             686

         Adjustments necessary to reconcile
         net income to net cash provided by
         operating activities                            15,245          10,491
                                                       --------        --------

         Net cash provided by operating
         activities                                      16,353          11,762
                                                       --------        --------

Investing Activities:

         Purchase of property and equipment                (235)            (76)
                                                       --------        --------

         Net cash used by investing activities             (235)            (76)
                                                       --------        --------

Financing Activities:

         Net decrease in notes payable- bank            (11,800)        (12,475)
         Purchase of common stock                        (1,032)             --
         Proceeds from exercise of stock options            185             278
         Payment of Cash Dividend                        (3,122)             --
                                                       --------        --------

         Net cash used by financing activities          (15,769)        (12,197)
                                                       --------        --------

Increase (Decrease) in cash                                 349            (511)

Cash, beginning of period                                   340           1,246
                                                       --------        --------

Cash, end of period                                    $    689        $    735
                                                       ========        ========



See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)


Note A - Basis of Presentation
------------------------------

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 20, 1999, March 21, 1998, and December 26, 1998 and the results of operations and changes in financial position for the three months ended March 20, 1999 and March 21, 1998. The balance sheet at December 26, 1998 was derived from the audited balance sheet included in the 1998 annual report to shareholders.

Note B - Seasonal Aspects
-------------------------

         The results of operations for the three month periods ended March 20, 1999 and March 21, 1998 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                                                     3-20-99           3-21-98         12-26-98
                                                     -------           -------          -------

                           Raw Materials             $ 3,226           $ 4,429          $ 3,488

                           Work In Process             3,161             3,767            3,442

                           Finished Goods              5,371             6,190            5,717
                                                     -------           -------          -------
                                                     $11,758           $14,386          $12,647
                                                     =======           =======          =======

Note D - Income Taxes
---------------------

         The provision for income taxes was computed based on financial statement income.

Note E - Discontinued Operations
--------------------------------

         In December 1998, the Company adopted a plan to discontinue its distribution operations. Those operations were performed by Escalade International, Limited, a foreign subsidiary located in the United Kingdom. The Company's other subsidiaries are all manufacturing operations. Accordingly, Escalade International, Limited is reported as a discontinued operation for the three month periods ended March 20, 1999 and March 21, 1998. The divestiture period is expected to run into the fourth quarter of 1999.

         The estimated loss on the disposal of Escalade International, Limited is $1,222,279 including a provision of $250,000 for operating losses during phaseout. The operating loss for the three month period ended March 20, 1999 was $70,286.

Note F - Earnings Per Share
-----------------------------
Earnings per share (EPS) were computed as follows:

                                                                       Three Months Ended
                                                                          March 20, 1999
                                                    --------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------

Net Income                                               $434
                                                       -------
Basic Earnings per Share
 Income available to common
   stockholders                                           434                  3,114                  $.14
                                                                                                     =======
Effect of Dilutive Securities
 Stock options                                                                     3
                                                       -------               -------
Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                           $434                  3,117                  $.14
                                                       =======               =======                 =======


                                                                    Three Months Ended
                                                                          March 21, 1998
                                                    --------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------

Net Income                                               $ 585
                                                       -------
Basic Earnings per Share
 Income available to common
   stockholders                                            585                3,062                   $.19
                                                                                                     =======
Effect of Dilutive Securities
 Stock options                                                                   16
                                                       -------              -------



Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                           $ 585                3,078                   $.19
                                                       =======               =======                 =======

Note G - Segment Information
-----------------------------

                                                 As of and for the Three Months Ended
                                                             March 20, 1999
                                        --------------------------------------------------------
                                                       Office and
                                        Sporting        Graphic
                                          Goods           Arts         Corporate       Total
                                        --------       ----------      ---------      ---------
Revenues from external customers        $  5,602        $  7,376       $              $ 12,978

Income from Continuing Operations           (425)            858              1            434

Assets                                  $ 19,745        $ 20,656       $  3,307       $ 43,708




                                                As of and for the Three Months Ended
                                                           March 21, 1998
                                        ------------------------------------------------------
                                                       Office and
                                        Sporting        Graphic
                                         Goods            Arts         Corporate        Total
                                        --------       ----------      ---------      ---------
Revenues from external customers        $  7,683        $  7,582       $    ---       $ 15,265

Income from Continuing Operations           (195)            806             60            671

Assets                                  $ 25,244        $ 21,239       $  2,410       $ 48,893

ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS


          The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.


RESULTS OF OPERATIONS

FIRST QUARTER COMPARISON 1999 vs. 1998


          Net sales were $12,978,000 in the first quarter of 1999 as compared to $15,265,000 in the first quarter of 1998 a decrease of $2,287,000 or 15.0%. Net sales of sporting goods decreased $2,081,000 or 27.1% and net sales of office and graphic arts products decreased $206,000 or 2.7%.

          The decrease in sporting goods net sales was about 50% due to a decrease in Premium sales, about 25% due to excess inventory carryover by a large customer and about 25% due to a bankruptcy filing by a large customer. The decrease in office and graphic arts machines and equipment net sales was mainly due to a slight increase in returns and allowances.

          Cost of sales was $ 8,893,000 in the first quarter of 1999 as compared to $10,515,000 in the first quarter of 1998, a decrease of $1,622,000 or 15.4%.

          Cost of sales as a percentage of net sales was 68.5% in the first quarter of 1999 as compared to 68.9% in the first quarter of 1998. Sporting goods cost of sales as a percentage of net sales increased 6.5% and office and graphic arts machines and equipment cost of sales as a percentage of net sales decreased 1.7%. Sporting goods cost of sales increase was mainly due to the reduced volume resulting in lower factory expense absorption. Office and graphic arts machines and equipment cost of sales decreased evenly amongst material, labor and factory expense.

          Selling, general, and administrative expenses were $3,103,000 in the first quarter of 1999 as compared to $3,280,000 in the first quarter of 1998, a decrease of $177,000 or 5.4%.

          Selling, general and administrative expenses as a percentage of net sales was 23.9% in the first quarter of 1999 as compared to 21.5% in the first quarter of 1998. This increase as a percentage of net sales was mainly due to the lower sales volume.

          Interest expense decreased $133,000 to $144,000 in 1999 from $277,000 in 1998, a decrease of 48.0% due to lower average borrowing levels.

          The effective income tax rate for the first quarter of 1999 was 43.7% as compared to 42.5% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's net cash provided by operating activities was $16,353,000 in the first quarter of 1999 as compared to $11,762,000 in the first quarter of 1998. Most of the cash provided by operating activities was from collection of the year end accounts receivable during the first quarter. The net accounts receivable balance at the end of the year was $30,792,000 and at the end of the first quarter the net accounts receivable balance was $11,857,000. The Company's net cash used for investing activities was $235,000 in the first quarter of 1999 as compared to $76,000 in the first quarter of 1998. This increase of $159,000 was in the purchase of property and equipment. The Company's net cash used by financing activities was $15,769,000 in the first quarter of 1999 as compared to $12,197,000 in the first quarter of 1998. Most of the cash used by financing activities was for the pay down of short term and long term bank debt. At the end of the year, the bank debt was $16,500,000 and at the end of the first quarter the bank debt bank was $4,700,000. A special cash dividend of $1 per share totaling $3,122,000 was paid out in the first quarter.

          The Company's working capital requirements are currently funded by cash flow from operations and a domestic line of credit in the amount of $12,000,000 which includes letters of credit. The outstanding loans under the domestic line of credit bear interest at either of the following rates, as selected by the Company from time to time; the bank's prime lending rate or the London Inter-Bank Offered Rate plus 1.25%. The Company's domestic line of credit agreement expires on May 31, 1999 and will be renewed or extended during the second quarter. There was no borrowing under this domestic line of credit at the end of the first quarter.

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

          Escalade Sports has also substantially completed the evaluation, conversion and testing of its business and manufacturing equipment to prepare for the year 2000. Escalade Sports has requested year 2000 compliance assurances from its customers, vendors and other third parties such as utility companies. Responses from these third parties have been slow to date. Escalade is uncertain whether it will receive responses from all such parties and whether all such responses will be satisfactory.

          Martin Yale has completed the evaluation phase for year 2000 compatibility and is working on the conversion of software codes. Martin Yale expects that all necessary conversion and testing should be completed in the fourth quarter of 1999. Outside third parties are working with Martin Yale employees in preparing for the year 2000. Martin Yale is also seeking year 2000 compliance assurances from its customers, vendors and other third parties, such as utility companies.

          As of the end of its first quarter of 1999, the Company had incurred approximately $125,000 in connection with preparing for the year 2000. The Company expects to incur approximately another $125,000 of year 2000 expenses by the end of 1999. The Company estimates that its actual and future expenditures in this area are 75% attributable to internal costs and external fees for conversion of systems. The remaining 25% of year 2000 expenses are attributable to new software and equipment. The Company is funding these expenses from working capital. To the extent that the Company has utilized internal resources to remedy potential year 2000 problems, the Company has foregone evaluating and upgrading its systems that it otherwise would have undertaken in the ordinary course of business. The Company does not believe that such reallocation of its internal resources has had or will have a material adverse effect on it.

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

          The most likely year 2000 problems that the Company may face appear to arise from the possible noncompliance of third parties. Possible difficulties could arise in interfacing with major customers and/or in receiving raw materials from suppliers. The Company is continuing to work with its customers to ensure that no material data transmission problems will arise. The Company also has, and is continuing to develop, back up sources for material vendors. Accordingly, the Company does not anticipate that any such third party problems should have a material adverse effect on the Company. However, in the event that the year 2000 would cause the widespread loss of power, telecommunications and other utilities in the areas where the Company operates, the disruption to the Company's business may be material depending upon he length of time it would take such suppliers to restore service to normal levels.

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



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 20, 1999.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ESCALADE, INCORPORATED



Date:     April 9, 1999                      Robert E. Griffin
          --------------                     ----------------------------
                                             Robert E. Griffin
                                             Chairman and Chief
                                             Executive Officer



Date:     April 9, 1999                      John R. Wilson
          --------------                     ----------------------------
                                             John R. Wilson
                                             Vice President and
                                             Chief Financial Officer