Form 10-Q
period 1999-07-10
ESCALADE INC
filed 1999-07-30
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended July 10, 1999
                          Commission File Number 0-6966


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


         The number of shares of Registrant's common stock (no par value) outstanding as of July 28, 1999: 3,050,739

                                            INDEX


                                                                        Page No.

Part I.    Financial Information:

Item 1 -   Financial Statements:

           Consolidated Condensed Balance Sheet (Unaudited) --
           July 10, 1999, July 11, 1998, and
           December 26, 1998                                                3

           Consolidated Condensed Statement of Income (Unaudited) --
           Three Months and Six Months Ended
           July 10, 1999 and July 11,1998                                   4

           Consolidated Condensed Statement of Cash Flows (Unaudited) --
           Six Months Ended July 10, 1999 and July 11, 1998                 5

           Notes to Consolidated Condensed Financial Statements
           (Unaudited)                                                     6-9

Item 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations:                          10-12


Part II.   Other Information                                               13

           Signatures                                                      13


           Exhibit 10.21                                                 14-15




PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

(Dollars in Thousands)                                    July 10,        July 11,         December 26,
                                                          1999            1998             1998
ASSETS                                                    ----------------------------------------------
Current assets:
         Cash                                             $    230        $    115        $    340
         Receivables, less allowances of
         $532, $927 and $582                                 9,690          10,838          30,792
         Inventories                                        13,800          16,004          12,647
         Prepaid expense                                       430             210             130
         Deferred income tax benefit                         1,057           1,138           1,002
                                                          --------        --------        --------
TOTAL CURRENT ASSETS                                        25,207          28,305          44,911

Property, plant, and equipment                              35,866          35,447          35,443
Accum. depr. and amortization                              (26,402)        (24,725)        (25,339)
                                                          --------        --------        --------
                                                             9,464          10,722          10,104

Goodwill                                                     7,122           5,811           5,630
Other assets                                                 4,020           2,592           2,844
                                                          --------        --------        --------
                                                          $ 45,813        $ 47,430        $ 63,489
                                                          ========        ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable - bank                             $  5,275        $  1,875        $  7,800
         Current portion of long-term debt                     300           2,300           2,300
         Trade accounts payable                              3,006           3,032           2,959
         Accrued liabilities                                 7,067           6,370          11,643
         Federal income tax payable                             31              43           1,324
         Dividends payable                                    --              --             3,122
                                                          --------        --------        --------
TOTAL CURRENT LIABILITIES                                   15,679          13,620          29,148

Other Liabilities:
         Long-term debt                                      2,400           7,400           6,400
         Deferred compensation                               1,222           1,115           1,166
         Deferred income tax liability                        --               453              73
                                                          --------        --------        --------
                                                             3,622           8,968           7,639
Stockholders' equity:
         Preferred stock:
         Authorized 1,000,000 shares;
          no par value, none issued
         Common stock:
         Authorized 10,000,000 shares;
          no par value,Issued and
          outstanding - 3,050,739,
          3,105,250, and 3,097,357 at
          7-10-99, 7-11-98, and 12-26-98                     4,987           6,262           6,073
         Retained earnings                                  21,234          18,297          20,388
         Accumulated other comprehensive income                291             283             241
                                                          --------        --------        --------
                                                            26,512          24,842          26,702
                                                          --------        --------        --------
                                                           $45 813        $ 47,430        $ 63,489
                                                          ========        ========        ========


See notes to Consolidated Condensed Financial Statements.




ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                                       Three Months Ended                Six Months Ended
                                                     July 10,       July 11,         July 10,          July 11,
                                                     1999           1998             1999              1998
                                                     ----------------------------------------------------------

Net sales                                           $ 17,086        $ 19,077        $ 30,064        $ 34,860

Costs, expenses and other income:
         Cost of products sold                        11,935          13,783          20,828          24,649
         Selling, administrative and
         general expenses                              4,290           4,253           7,393           7,786
         Interest                                        109             311             253             588
         Amortization of Goodwill                        134             123             225             217
         Other income                                    (56)           (121)            (80)           (189)
         Gain on Disposal of Escalade
         International                                  (103)           --              (103)           --
                                                    --------        --------        --------        --------
                                                      16,309          18,349          28,516          33,051

INCOME BEFORE INCOME TAXES                               777             728           1,548           1,809


Provision for income taxes                               365             390             702             886
                                                    --------        --------        --------        --------

NET INCOME                                          $    412        $    338        $    846        $    923
                                                    ========        ========        ========        ========


Per share data:

         Basic earning per share                    $    .13        $    .11        $    .27        $    .30

         Diluted earnings per share                 $    .13        $    .11        $    .27        $    .30




CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


NET INCOME                                          $    412        $    338        $    846        $    923

UNREALIZED GAIN (LOSS)
  ON SECURITIES, NET OF TAX                               61             (22)             50              36
                                                    --------        --------        --------        --------
COMPREHENSIVE INCOME                                $    473        $    316        $    896        $    959
                                                    ========        ========        ========        ========


See notes to Consolidated Condensed Financial Statements.



ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)



                                                                         Six Months Ended

                                                              July 10,1999            July 11,1998
Operating Activities:                                         ------------------------------------

         Net Income                                               $    846             $    923

         Depreciation and amortization                               1,551                1,599

         Adjustments necessary to reconcile
         net income to net cash provided by
         operating activities                                       15,616                9,626
                                                                  --------             --------

         Net cash provided by operating
         activities                                                 18,013               12,148
                                                                  --------             --------

Investing Activities:

         Purchase of property and equipment                         (1,415)                (461)
                                                                  --------             --------

         Net cash used by investing activities                      (1,415)                (461)
                                                                  --------             --------

Financing Activities:

         Net decrease in notes pay.- bank                           (3,000)              (6,400)
         Net reduction of long-term debt                            (9,500)              (6,800)
         Proceeds from exercise of stock options                       277                  382
         Purchase of Common Stock                                   (1,363)                --
         Payment of Cash Dividend                                   (3,122)                --
                                                                  --------             --------

         Net cash used by financing activities                     (16,708)             (12,818)
                                                                  --------             --------

Decrease in cash                                                      (110)              (1,131)

Cash, beginning of period                                              340                1,246
                                                                  --------             --------

Cash, end of period                                               $    230             $    115
                                                                  ========             ========



See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation
------------------------------

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of July 10, 1999, July 11, 1998, and December 26, 1998 and the results of operations and changes in financial position for the six months ended July 10,1999 and July 11, 1998. The balance sheet at December 26, 1998 was derived from the audited balance sheet included in the 1998 annual report to shareholders.

Note B - Seasonal Aspects
-------------------------

         The results of operations for the six month periods ended July 10, 1999 and July 11, 1998 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                                                     7-10-99           7-11-98          12-26-98
                                                     -------           -------          --------
                           Raw Materials             $ 4,396           $ 4,977          $ 3,488
                           Work In Process             3,165             3,672            3,442
                           Finished Goods              6,239             7,355            5,717
                                                     -------           -------          -------
                                                     $13,800           $16,004          $12,647
                                                     =======           =======          =======

Note D - Income Taxes
---------------------

         The provision for income taxes was computed based on financial statement income.


Note E - Discontinued Operations
--------------------------------

         In December 1998, the Company adopted a plan to discontinue its distribution operations. Those operations were performed by Escalade International, Limited, a foreign subsidiary located in the United Kingdom. The Company's other subsidiaries are all manufacturing operations. On July 8, 1999 the Company completed a transaction to sell 50% of the stock of Escalade International to an investment group who assumed responsibility for running the day to day operations. The sale was for $500,000 with $50,000 cash paid and Notes Receivable of $450,000. The estimated loss on the disposal of Escalade International was $1,222,279 including a provision of $250,000 for operating losses during phase out. The actual loss on the sale was $1,118,892 which included $213,057 in operating losses up to the time of sale. The second quarter statements show a profit of $103,387 which was the amount the reserve for loss on this transaction was greater than actual. Since only 50% was sold, the operations are not considered discontinued and the statements have been revised to eliminate discontinued operations. Going forward the Company's ownership value in Escalade International of $500,000 will be shown as an investment and will be accounted for under the equity method.

Note F - Acquisition
--------------------

         On June 21, 1999, Martin Yale, the Company's office and graphic arts products subsidiary, acquired certain assets of Mead Hatcher. The purchased assets include all of Mead Hatcher's manufactured products consisting of keyboard drawers, computer storage, copyholders, media retention systems, and posting trays along with all associated tooling and production machinery necessary to manufacture the products. The purchase price was $3,481,170. Martin Yale will relocate the manufacturing of these products to its Los Angeles, California facility. It is estimated that annual sales of these products will be approximately $6,000,000.


Note G - Earnings Per Share
-----------------------------
Earnings per share (EPS) were computed as follows:

                                                                       Three Months Ended
                                                                          July 10, 1999
                                                    --------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      ------               ---------              ----------

Net Income                                            $ 412
                                                       ----
Basic Earnings per Share
 Income available to common
   stockholders                                         412                    3,060                $   .13
                                                                                                    =======
Effect of Dilutive Securities
 Stock options                                                                     4
                                                      -----                    -----
Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                        $ 412                    3,064                $   .13
                                                      =====                    =====                =======


                                                                    Three Months Ended
                                                                         July 11, 1998
                                                    ---------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      ------               --------                ------

Net Income                                           $ 338
                                                     -----
Basic Earnings per Share
 Income available to common
   stockholders                                        338                     3,101             $   .11
                                                                                                 =======
Effect of Dilutive Securities
 Stock options                                                                    20
                                                     -----                      ----

Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                       $ 338                     3,121             $   .11
                                                     =====                     =====             =======




Note G - Earnings Per Share
-----------------------------
Earnings per share (EPS) were computed as follows:

                                                                       Six Months Ended
                                                                         July 10, 1999
                                                    --------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                     -------               ---------             ----------

Net Income                                           $   846
                                                     -------
Basic Earnings per Share
 Income available to common
   stockholders                                          846                   3,083                    $.27
                                                                                                     =======
Effect of Dilutive Securities
 Stock options                                                                     4
                                                     -------                --------
Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                       $   846                   3,087                    $.27
                                                     =======                 =======                 =======


                                                                         Six Months Ended
                                                                           July 11, 1998
                                                    ----------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------

Net Income                                           $   923

                                                     -------
Basic Earnings per Share
 Income available to common
   stockholders                                          923                  3,085                  $   .30
                                                                                                     =======
Effect of Dilutive Securities
 Stock options                                                                   20
                                                     -------                -------

Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                       $   923                   3,105                 $   .30
                                                     =======                 =======                 =======



Note H - Segment Information
-----------------------------

                                                                   As of and for the Six Months Ended
                                                                              July 10, 1999
                                                    -------------------------------------------------------------
                                                                      Office and
                                                      Sporting          Graphic
                                                       Goods            Arts           Corporate         Total
                                                    ----------        ----------       ---------       ---------
Revenues from external customers                       $13,161          $16,903         $  ---          $ 30,064

Net Income                                                (885)           1,753            (22)              846

Assets                                                 $18,476          $23,220         $4,117          $ 45,813







                                                                   As of and for the Six Months Ended
                                                                              July 11, 1998
                                                    --------------------------------------------------------------
                                                                      Office and
                                                      Sporting          Graphic
                                                       Goods            Arts           Corporate         Total
                                                    ----------        -----------      ---------       ---------
Revenues from external customers                       $18,041          $16,819         $  ---          $ 34,860

Net Income                                                (761)           1,587             97               923

Assets                                                 $24,739          $19,355         $3,336          $ 47,430



ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                  AND RESULTS OF OPERATIONS


The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.

RESULTS OF OPERATIONS

SECOND QUARTER COMPARISON 1999 vs. 1998


          Net sales were $17,086,000 in the second quarter of 1999 as compared to $19,077,000 in the second quarter of 1998 a decrease of $1,991,000 or 10.4%. Sales of sporting goods decreased $2,281,000 or 23.2% and sales of office and graphic arts products increased $290,000 or 3.0%.

          Sporting goods sales decreased in pool tables, basketball and dartboard cabinets, which was due to a decrease in units sold. The office and graphic arts machines and equipment sales increase was mainly in graphic arts products.

          Cost of sales was $11,935,000 in the second quarter of 1999 as compared to $13,783,000 in the second quarter of 1998, a decrease of $1,848,000 or 13.4%.

          Cost of sales as a percentage of net sales was 69.9% in the second quarter of 1999 as compared to 72.2% in the second quarter of 1998. Sporting goods cost of sales as a percentage of net sales increased 2.5% and office and graphic arts cost of sales as a percentage of net sales decreased 2.0%. The increase in the sporting goods cost of sales percentage of net sales was due mainly to the lower sales level causing lower absorption of overhead expenses. The decrease in office and graphic arts cost of sales percentage of net sales was due to lower material and labor costs.

          Selling, general, and administrative expenses were $4,290,000 in the second quarter of 1999 as compared to $4,253,000 in the second quarter of 1998, an increase of $37,000 or .9%.

          Selling, general and administrative expenses as a percentage of net sales was 25.1% in the second quarter of 1999 as compared to 22.3% in the second quarter of 1998. This increase as a percentage of net sales was mainly due to higher data processing costs in the office and graphic arts segment for year 2000 compliance conversion expenses.

          Interest expense decreased $202,000 to $109,000 in 1999 from $311,000 in 1998, a decrease of 65.0% due to lower borrowing levels.


FIRST HALF COMPARISON 1999 VS. 1998

          Net sales were $30,064,000 in the first half of 1999 as compared to $34,860,000 in the first half of 1998, a decrease of $4,796,000 or 13.8%. Sales of sporting goods decreased $4,880,000 or 27.0% and sales of office and graphic arts products increased $84,000 or .5%.

          The decrease in sporting goods net sales was about 45% in promotional sales, 25% in international sales, 15.0% due to excess inventory carryover by a large customer and 15.0% due to a bankruptcy filing by a large customer. In the office and graphic arts products segment, the increase in sales is due mainly to higher graphic arts product sales which offset decreased export sales.

ESCALADE, INCORPORATED AND SUBSIDIARIES

RESULTS OF OPERATIONS CONTINUED

          Cost of sales was $20,828,000 in the first half of 1999 as compared to $24,649,000 in 1998, a decrease of $3,821,000 or 15.5%.

          Cost of sales as a percentage of net sales was 69.3% in the first half of 1999 as compared to 70.7% in the first half of 1998. This cost of sales % is 1.4% lower in 1999 than 1998 mainly due to higher % of office product sales in the total sales dollars.

          Selling, general, and administrative expenses were $7,393,000 in the first half of 1999 as compared to $7,786,000 in the first half of 1998, a decrease of $393,000 or 5.0%.

          Selling, general, and administrative expenses as a percentage of net sales were 24.6% in 1999 as compared to 22.3% in 1998. The increase in these expenses as a percentage of net sales was mainly due to higher data processing costs and lower sales volume.

          Interest expense was $253,000 in the first half of 1999 as compared to $588,000 in the first half of 1998, a decrease of $335,000 or 57.0%. The decrease was due to lower average borrowing levels in the first half of 1999.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's net cash provided by operating activities was $18,013,000 in the first half of 1999 as compared to $12,148,000 in the first half of 1998. Most of the cash provided by operating activities was from collection of the year end accounts receivable. The net accounts receivable balance at the end of the year in 1998 was $30,792,000 and at the end of the first half of 1999, the net accounts receivable balance was $9,690,000. The Company's net cash used for investing activities was $1,415,000 in the first half of 1999 as compared to $461,000 in the first half of 1998. The Company's net cash used by financing activities was $16,708,000 in the first half of 1999 as compared to $12,818,000 in the first half of 1998. In 1999, the cash used by financing activities paid down bank and long term debt, purchased the Company's stock and paid a cash dividend.

          The Company's working capital requirements are currently funded by cash flow from operations and a domestic line of credit in the amount of $15,000,000, which includes a letter of credit facility in the amount of $2,000,000.

          Inventories at the end of the first half of 1999 were $13,800,000 as compared to $16,004,000 at the end of the first half of 1998, a decrease of $2,204,000.


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

          Martin Yale will complete the conversion phase of most of its critical business systems for year 2000 compatibility in the third quarter. Martin Yale expects that all necessary testing of the converted existing software and the installation of a couple new software packages should be completed in the fourth quarter of 1999. Outside third parties are working with Martin Yale employees in preparing for the year 2000. Martin Yale is also seeking year 2000 compliance assurances from its customers, vendors and other third parties, such as utility companies.

          As of the end of its second quarter of 1999, the Company had incurred approximately $400,000 in connection with preparing for the year 2000. The Company expects to incur approximately another $100,000 of year 2000 expenses by the end of 1999. The Company estimates that its actual and future expenditures in this area are 80% attributable to internal costs and external fees for conversion of systems. The remaining 20% of year 2000 expenses are attributable to new software and equipment. The Company is funding these expenses from working capital. To the extent that the Company has utilized internal resources to remedy potential year 2000 problems, the Company has foregone evaluating and upgrading its systems that it otherwise would have undertaken in the ordinary course of business. The Company does not believe that such reallocation of its internal resources has had or will have a material adverse effect on it.

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

ESCALADE, INCORPORATED AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1, 2, and 3. Not Required.

Item 4. Submission of Matters to a Vote of Securities Holders.

The annual meeting of the Registrant was held at Indianapolis, Indiana on April 24, 1999. Proxy materials had been circulated on March 19, 1999, proposing the election of eight members to the Board of Directors for a one year term, and the appointment of Olive LLP to serve as independent auditors of the Company for the year 1999.

The stockholders approved the election of Yale A. Blanc, Gerald J. Fox, Robert
E. Griffin, Blaine E. Matthews, Jr., Robert D. Orr, C. W. ("Bill") Reed,
A. Graves Williams, Jr., and Keith P. Williams to the Board of Directors, and the appointment of Olive LLP as the Company's independent auditors.

Item 5. Not Required.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit 10.21 - Sixth Amendment to amended and restated credit agreement dated as of May 31, 1999 with Bank One, Indianapolis.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended July 10, 1999.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ESCALADE, INCORPORATED



Date:  July 30, 1999                   Robert E. Griffin
       --------------                  ----------------------------
                                       Robert E. Griffin
                                       Chairman



Date:  July 30, 1999                   John R. Wilson
       --------------                  ----------------------------
                                       John R. Wilson
                                       Vice President and
                                       Chief Financial Officer