Form 10-Q
period 1999-10-02
ESCALADE INC
filed 1999-10-22
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended October 2, 1999
                          Commission File Number 0-6966


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


         The number of shares of Registrant's common stock (no par value) outstanding as of October 20, 1999 : 2,945,613

                                      INDEX


                                                                        Page No.

Part I.  Financial Information:

Item 1 - Financial Statements:

         Consolidated Condensed Balance Sheet (Unaudited)
         October 2, 1999, October 3, 1998, and
         December 26, 1998                                                 3

         Consolidated Condensed Statement of Income (Unaudited)
         Three Months and Nine Months Ended
         October 2, 1999 and October 3, 1998                               4

         Consolidated Condensed Statement of Cash Flows (Unaudited)
         Nine Months Ended October 2, 1999 and October 3, 1998             5

         Notes to Consolidated Condensed Financial Statements            6 - 9

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations:                           10 - 12

Part II. Other Information                                                13

         Signatures                                                       13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

(Dollars in Thousands)                                     October 2,               October 3,             December 26,
                                                             1999                      1998                    1998
ASSETS                                                     ------------------------------------------------------------
Current assets:
         Cash                                              $   163                   $   294                   $   340
         Receivables, less allowances of
         $556, $936 and $582                                16,237                    17,461                    30,792
         Inventories                                        16,010                    20,330                    12,647
         Prepaid expense                                       258                       468                       130
         Deferred income tax benefit                         1,097                     1,138                     1,002
                                                           -------                   -------                   -------
TOTAL CURRENT ASSETS                                        33,765                    39,691                    44,911

Property, plant, and equipment                              35,694                    35,684                    35,443
Accum. depr. and amortization                              (26,449)                  (25,317)                  (25,339)
                                                           -------                   -------                   -------
                                                             9,245                    10,367                    10,104

Goodwill                                                     6,988                     5,721                     5,630
Other assets                                                 3,961                     2,363                     2,844
                                                           -------                   -------                   -------
                                                           $53,959                   $58,142                   $63,489
                                                           =======                   =======                   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable - bank                              $10,625                   $ 7,000                   $ 7,800
         Current portion of long-term debt                     300                     2,300                     2,300
         Trade accounts payable                              4,862                     4,241                     2,959
         Accrued liabilities                                 7,368                     8,868                    11,643
         Federal income tax payable                            755                       540                     1,324
         Dividends payable                                      --                        --                     3,122
                                                           -------                   -------                   -------
TOTAL CURRENT LIABILITIES                                   23,910                    22,949                    29,148

Other Liabilities:
         Long-term debt                                      2,400                     6,900                     6,400
         Deferred compensation                               1,246                     1,142                     1,166
         Deferred income tax liability                          --                       359                        73
                                                           -------                   -------                   -------
                                                             3,646                     8,401                     7,639
Stockholders' equity:
         Preferred stock:
         Authorized 1,000,000 shares;
          no par value, none issued
         Common stock:
         Authorized 10,000,000 shares;
          no par value, Issued and
          outstanding - 2,945,613,
          3,107,983, and 3,097,357 at
          10-02-99, 10-03-98, and 12-26-98                   3,186                     6,283                     6,073
         Retained earnings                                  22,957                    20,369                    20,388
         Accumulated other comprehensive
           income                                              260                       140                       241
                                                           -------                   -------                   -------
                                                            26,403                    26,792                    26,702
                                                           -------                   -------                   -------
                                                           $53,959                   $58,142                   $63,489
                                                           =======                   =======                   =======

See notes to Consolidated Condensed Financial Statement.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                                                 Three Months Ended                 Nine Months Ended
                                                                  Oct. 2,         Oct. 3,         Oct. 2,         Oct. 3,
                                                                   1999            1998             1999           1998
                                                                 ----------------------------------------------------------
Net sales                                                        $ 21,296        $ 22,178        $ 51,360        $ 57,038

Costs, expenses and other income:
         Cost of products sold                                     14,435          14,455          35,263          39,104
         Selling, administrative and
         general expenses                                           3,636           3,918          11,029          11,704
         Interest                                                     156             263             409             851
         Amortization of Goodwill                                     134              91             359             308
         Other (income) expense                                        47             (70)            (33)           (259)
         Gain on Disposal of Escalade
           International                                               --              --            (103)             --
                                                                 --------        --------        --------        --------
                                                                   18,408          18,657          46,924          51,708
                                                                 --------        --------        --------        --------

INCOME BEFORE INCOME TAXES                                          2,888           3,521           4,436           5,330

Provision for income taxes                                          1,165           1,449           1,867           2,335
                                                                 --------        --------        --------        --------

NET INCOME                                                       $  1,723        $  2,072        $  2,569        $  2,995
                                                                 ========        ========        ========        ========

Per share data:

         Basic earnings per share                                $    .57        $.67            $    .84        $    .97

         Diluted earning per share                               $    .57        $.66            $    .84        $    .96


CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

NET INCOME                                                       $  1,723        $  2,072        $  2,569        $  2,995

UNREALIZED GAIN (LOSS)
  ON SECURITIES, NET OF TAX                                           (31)           (143)             19            (107)
                                                                 --------        --------        --------        --------
COMPREHENSIVE INCOME                                             $  1,692        $  1,929        $  2,588        $  2,888
                                                                 ========        ========        ========        ========


See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)

                                                                    Nine Months Ended

                                                           Oct. 2, 1999         Oct. 3, 1998
Operating Activities:                                      ---------------------------------

         Net Income                                         $  2,569             $  2,995

         Depreciation and amortization                         2,253                2,282

         Adjustments necessary to reconcile
         net income to net cash provided by
         operating activities                                  5,948                2,641
                                                            --------             --------
         Net cash provided by
         operating activities                                 10,770                7,918
                                                            --------             --------

Investing Activities:

         Purchase of property and equipment                   (1,763)                (698)
                                                            --------             --------
         Net cash used by investing activities                (1,763)                (698)
                                                            --------             --------

Financing Activities:

         Net inc.(dec.) in notes pay.- bank                    2,825               (1,275)
         Net decrease in long-term debt                       (6,000)              (7,300)
         Proceeds from exercise of stock options                 279                  403
         Purchase of common stock                             (3,166)                  --
         Payment of special cash dividend                     (3,122)                  --
                                                            --------             --------

         Net cash used by
         financing activities                                 (9,184)              (8,172)
                                                            --------             --------

Decrease in cash                                                (177)                (952)

Cash, beginning of period                                        340                1,246
                                                            --------             --------

Cash, end of period                                         $    163             $    294
                                                            ========             ========


See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation
------------------------------

         The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements.

Note B - Seasonal Aspects
-------------------------

         The results of operations for the nine month periods ended October 2, 1999 and October 3, 1998 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                                   10-2-99   10-3-98  12-26-98
                                   -------   -------  --------
              Raw Materials        $ 4,210   $ 6,711  $ 3,488
              Work In Process        3,253      3,946   3,442
              Finished Goods         8,547      9,673   5,717
                                   -------   -------- -------
                                   $16,010   $20,330  $12,647
                                   =======   =======  =======

Note D - Income Taxes
---------------------

         The provision for income taxes was computed based on financial statement income.


Note E - Discontinued Operations
--------------------------------

         In December 1998, the Company adopted a plan to discontinue its distribution operations. Those operations were performed by Escalade International, Limited, a foreign subsidiary located in the United Kingdom. The Company's other subsidiaries are all manufacturing operations. On July 8, 1999 the Company completed a transaction to sell 50% of the stock of Escalade International to an investment group who assumed responsibility for running the day to day operations. The sale was for $500,000 with $50,000 cash paid and Notes Receivable of $450,000. The estimated loss on the disposal of Escalade International was $1,222,279 including a provision of $250,000 for operating losses during phase out. The actual loss on the sale was $1,118,892 which included $213,057 in operating losses up to the time of sale. The financial statements show a profit of $103,387 which was the amount the reserve for loss on this transaction was greater than actual. Since only 50% was sold, the operations are not considered discontinued and the statements have been revised to eliminate discontinued operations. Going forward the Company's ownership value in Escalade International of $500,000 will be shown as an investment and will be accounted for under the equity method.

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



Note G - Earnings Per Share
-----------------------------
Earnings per share were computed as follows:

                                                                       Three Months Ended
                                                                         October 2, 1999
                                                     ------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------

Net Income                                           $ 1,723
                                                     -------
Basic Earnings per Share
 Income available to common
   stockholders                                        1,723                  3,038                 $.57
                                                                                                    =======
Effect of Dilutive Securities
 Stock options                                                                    4
                                                     -------                --------
Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                       $ 1,723                  3,042                 $.57
                                                     =======                ========                =======

                                                                       Three Months Ended
                                                                         October 3, 1998
                                                     ------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------

Net Income                                           $ 2,072
-------
Basic Earnings per Share
 Income available to common
   stockholders                                        2,072                  3,107                  $.67
                                                                                                     =======
Effect of Dilutive Securities
 Stock options                                                                   21
                                                     -------                 -------

Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                       $ 2,072                  3,128                  $.66
                                                     =======                 =======                 =======

---------------------------------------
Earnings per share were computed as follows:

                                                                        Nine Months Ended
                                                                       October 2, 1999
                                                    -------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------

Net Income                                           $ 2,569
                                                     -------
Basic Earnings per Share
 Income available to common
   stockholders                                        2,569                  3,069                 $.84
                                                                                                   =======
Effect of Dilutive Securities
 Stock options                                                                    4
                                                     -------                --------
Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                       $ 2,569                  3,073                 $.84
                                                     =======                 =======               =======

                                                                        Nine Months Ended
                                                                       October 3, 1998
                                                    -------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------

Net Income                                           $ 2,995
                                                     -------
Basic Earnings per Share
 Income available to common
   stockholders                                        2,995                  3,091                 $.97
                                                                                                   =======
Effect of Dilutive Securities
 Stock options                                                                  .19
                                                     -------                 -------

Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                       $ 2,995                  3,110                 $.96
                                                     =======                 =======               =======


Note H - Segment Information
-----------------------------

                                              As of and for the Nine Months Ended
                                                         October 2, 1999
                                    ----------------------------------------------------------
                                                 Office and
                                    Sporting      Graphic
                                      Goods         Arts           Corporate           Total
                                    --------     ----------        ---------         ---------
Revenues from external customers    $25,668        $25,692         $  ---             $ 51,360

Net income (loss)                       (11)         2,524              56               2,569

Assets                              $26,340        $23,565         $4,054             $ 53,959


                                              As of and for the Nine Months Ended
                                                         October 3, 1998
                                    ----------------------------------------------------------
                                                 Office and
                                    Sporting      Graphic
                                      Goods         Arts           Corporate           Total
                                    --------     ----------        ---------         ---------
Revenues from external customers    $33,432        $23,606          $ ---              $ 57,038

Net income (loss)                       664          2,343            (12)                2,995

Assets                              $34,928        $19,913          $3,301             $ 58,142

ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS


          The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.


RESULTS OF OPERATIONS

THIRD QUARTER COMPARISON 1999 vs. 1998

          Net sales were $21,296,000 in the third quarter of 1999 as compared to $22,178,000 in the third quarter of 1998, a decrease of $882,000 or 4.0%. Sales of sporting goods decreased $2,884,000, or 18.7% and sales of office and graphic arts products increased $2,002,000 or 29.5%.

          The decrease in sporting goods net sales was mainly in units of game parlor products which include table tennis tables, pool tables, game tables and accessories. The increase in office and graphic arts products net sales was mainly in computer accessory products from the Mead Hatcher acquisition on June 21, 1999.

         Cost of sales was $14,435,000 in the third quarter of 1999 as compared to $14,455,000 in the third quarter of 1998.

          Cost of sales as a percentage of net sales was 67.8% in the third quarter of 1999 as compared to 65.2% in the third quarter of 1998. This increase in cost of sales as a percentage of net sales was in sporting goods and was mainly due to the lower sales volume causing less absorption of overhead expenses.

          Selling, general, and administrative expenses were $3,636,000 in the third quarter of 1999 as compared to $3,918,000 in the third quarter of 1998, a decrease of $282,000 or 7.2%.

          Selling, general and administrative expenses as a percentage of net sales were 17.1% in the third quarter of 1999 as compared to 17.7% in the third quarter of 1998. This decrease as a percentage of net sales was mainly due to lower compensation and sales promotion expenses in the sporting goods segment.

          Interest expense decreased $107,000 or 40.7% from $263,000 last year to $156,000 this year because of reduced borrowing levels.

          Net income for the quarter this year was $1,723,000 as compared to $2,072,000 last year, a decrease of $349,000 or 16.8%. This decrease was in sporting goods and was due to the lower net sales.


NINE MONTHS COMPARISON 1999 VS. 1998

          Net sales were $51,360,000 in the first nine months of 1999 as compared to $57,038,000 in the first nine months of 1998, a decrease of $5,678,000 or 10.0%. Sales of sporting goods decreased $7,764,000 or 23.2% and sales of office and graphic arts products increased $2,086,000 or 8.8%.

          About 74% of the decrease in sporting goods net sales was due to reduced volume in domestic sales with the remaining 26% of the decrease due to the elimination of Escalade International Limited sales. The increase in net sales for the office and graphic arts product segment was mainly due to the Mead Hatcher acquisition on June 21, 1999.

          Cost of sales was $35,263,000 in the first nine months of 1999 as compared to $39,104,000 in 1998, a decrease of $3,841,000 or 9.8%.

          Cost of sales as a percentage of net sales was 68.6% in both periods.

          Selling, general, and administrative expenses were $11,029,000 in the first nine months of 1999 as compared to $11,704,000 in the first nine months of 1998, a decrease of $675,000 or 5.8%.

          Selling, general, and administrative expenses as a percentage of net sales were 21.5% in 1999 as compared to 20.5% in 1998. The increase in these expenses as a percentage of net sales was mainly due to a higher percentage of net sales being in the office and graphic arts segment which has higher selling, general and administrative expenses as a percentage of net sales than the sporting goods segment.

          Interest expense was $409,000 in the first nine months of 1999 as compared to $851,000 in the first nine months of 1998, a decrease of $442,000, or 51.9% due to lower borrowing levels.

          The net income in the first nine months of 1999 was $2,569,000 as compared to $2,995,000 in the first nine months of 1998. This is a $426,000 decrease with sporting goods being down about $600,000 and office and graphic arts products being up about $200,000.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's net cash provided by operating activities was $10,770,000 in the first nine months of 1999 as compared to $7,918,000 in the first nine months of 1998. Most of the cash provided by operating activities in 1999 was from collection of the year end accounts receivable. The net accounts receivable balance at the end of the year in 1998 was $30,792,000 and at the end of the first nine months of 1999, the net accounts receivable balance was $16,237,000. The Company's net cash used for investing activities was $1,763,000 in the first nine months of 1999 as compared to $698,000 in the first nine months of 1998. This was used for the purchase of property and equipment. The Company's net cash used by financing activities was $9,184,000 in the first nine months of 1999 as compared to $8,172,000 in the first nine months of 1998. The cash used in 1999 was mainly to pay down long term debt and pay the special cash dividend.

          The Company's working capital requirements are currently funded by cash flow from operations and a domestic line of credit in the amount of $15,000,000, which includes a letter of credit facility in the amount of $2,000,000. The Company has purchased 181,768 shares of its common stock this year at a total cost of $3,166,000.

          Inventories at the end of the first nine months of 1999 were $16,010,000 as compared to $20,330,000 at the end of the first nine months of 1998, a decrease of $4,320.000.

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

          Martin Yale completed the conversion and testing phase of its critical business systems for year 2000 compatibility in the third quarter. Martin Yale expects to install a couple of new software packages in the fourth quarter of 1999. Outside third parties worked with Martin Yale employees to prepare for the year 2000. Martin Yale has also requested year 2000 compliance assurances from its customers, vendors and other third parties, such as utility companies.

          As of the end of the third quarter of 1999, the Company had incurred approximately $525,000 in connection with preparing for the year 2000. The Company does not expect to incur any material year 2000 expenses in the fourth quarter of 1999. The Company estimates that its expenditures in this area are 80% attributable to internal costs and external fees for conversion of systems. The remaining 20% of year 2000 expenses are attributable to new software and equipment. The Company funded these expenses from working capital. To the extent that the Company has utilized internal resources to remedy potential year 2000 problems, the Company has foregone evaluating and upgrading its systems that it otherwise would have undertaken in the ordinary course of business. The Company does not believe that such reallocation of its internal resources has had or will have a material adverse effect on it.

          The Company believes that all of its operations, including those of Escalade Sports and Martin Yale, will timely meet all requirements necessary to be year 2000 compliant. As indicated above, the Company's subsidiaries have substantially implemented all of their year 2000 plans. In addition, the Company and its subsidiaries will continue to request compliance assurances from its major customers, vendors and other third parties. At this time, the Company cannot provide any assurances that it will be fully year 2000 compliant, although the Company does not believe it will be materially adversely affected by year 2000 issues.

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

          At this time, the Company has not developed specific contingency plans in preparation for the year 2000 other than for identifying back up sources for its material vendors. The Company will continue to evaluate whether there are any specific areas where a contingency plan could help alleviate possible adverse effects from the year 2000. If so, the Company will develop contingency plans in those areas.

PART II.  OTHER INFORMATION

There were no reports on Form 8-K filed for the three months ended October 2, 1999.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ESCALADE, INCORPORATED

Date:     October 22, 1999         C. W. (Bill) Reed
          ----------------         ----------------------------
                                   C. W. (Bill) Reed
                                   President and
                                   Chief Executive Officer


Date:     October 22, 1999         John R. Wilson
          ----------------         ----------------------------
                                   John R. Wilson
                                   Vice President and
                                   Chief Financial Officer