Form 10-K405
period 1999-12-25
ESCALADE INC
filed 2000-03-22
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999
                          COMMISSION FILE NUMBER 0-6966


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     X
                                   --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
           --------

Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 10, 2000: $33,103,314

The number of shares of Registrant's common stock (no par value) outstanding as of March 10, 2000: 2,918,178

Documents Incorporated by Reference

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 29, 2000 are incorporated by reference into Part III of this Report.

Index to Exhibits is found on page 15.



                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                         PAGE
----------------------------------------------------------------------------------------------
PART I

   Item 1.      Business                                                                   1

   Item 2.      Properties                                                                 6

   Item 3.      Legal Proceedings                                                          6

   Item 4.      Submission of Matters to a Vote of Security Holders                        6


PART II

   Item 5.      Market for the Registrant's Common Equity  and Related
                   Stockholder Matters                                                     7

   Item 6.      Selected Financial Data                                                    8

   Item 7.      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                               9

   Item 7. A.   Quantitative and Qualitative Disclosures About Market Risk                13

   Item 8.      Financial Statements and Supplementary Data                               13

   Item 9.      Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                               13


PART III

   Item 10.     Directors and Executive Officers of the Registrant                        14

   Item 11.     Executive Compensation                                                    14

   Item 12.     Security Ownership of Certain Beneficial Owners and Management            14

   Item 13.     Certain Relationships and Related Transactions                            14


PART IV

   Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K          15


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

Escalade has diversified within both the sporting goods products and office and graphic arts products industries, principally through the introduction of new product lines and acquisitions of related assets and businesses. Escalade expanded its sporting goods business in 1982 with the introduction of basketball backboards, goals and poles. In 1988, the Company acquired the business machine division assets of Swingline, Inc., further expanding the range of products offered within the office machine and equipment product lines. In 1989, the Company started limited manufacturing in Tijuana, Mexico under a shelter program known as "maquiladora". In 1990, the Company built a new manufacturing and office facility in Wabash, Indiana and consolidated the manufacturing of office and graphic arts products into the new facility. In 1992, the Company established a European distribution office and warehouse based in the United Kingdom under the name of Escalade International, Limited and then in 1999 the Company sold 50% of the stock of Escalade International to an investment group who assumed responsibility for running the day-to-day operations. In 1994, the Company purchased certain assets of Data-Link Corporation which manufactured products to apply postage and other stamps. In 1997, the Company purchased Master Products Manufacturing Company, Inc. (Master Products), a manufacturer of paper punches and catalog rack systems. In 1999, the Company acquired certain assets of Mead Hatcher which manufactured keyboard drawers, computer storage, copyholders, media retention systems and posting trays. Also, in 1999, the Company purchased the assets of Zue Corporation which manufactured high quality basketball systems.

Escalade's sporting goods products are produced by Indian and Harvard and are sold through a single consolidated sales and marketing group, Escalade Sports. Escalade's office and graphic arts products are produced by Martin Yale and Master Products and are sold through a single consolidated sales and marketing group, Martin Yale.

The following table presents the percentages contributed to Escalade's net sales by each of its business segments:

FISCAL YEAR                                    1999         1998      1997
----------------------------------------------------------------------------
Sporting goods                                   61%         67%        73%
Office and graphic arts products                 39          33         27
                                         -----------------------------------
Total net sales                                 100%        100%       100%
                                         ===================================

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

Escalade produces and sells sporting goods under the Indian, Harvard, Xi, Ping Pong, Stiga, Goalrilla and Goaliath brand names. Escalade also manufactures various sporting goods under private label for Sears Roebuck & Co. (Sears) and various other customers. Many of Escalade's products are sold to Sears, Escalade's largest customer, which accounted for approximately 46% of Escalade's sporting goods item net sales in 1999. One other customer accounted for more than 10% of Escalade's sporting goods net sales in 1999 but not more than 10% of consolidated sales.

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

In December 1998, the Company adopted a plan to discontinue its distribution operations. Those operations were performed by Escalade International, Limited a foreign subsidiary located in the United Kingdom. The Company's other subsidiaries are all manufacturing operations. On July 8, 1999, the Company completed a transaction to sell 50% of the stock of Escalade International to an investment group who assumed responsibility for running the day-to-day operations. The sale was for $500,000 with $50,000 cash paid and notes receivable of $450,000.

The estimated loss on the disposal of Escalade International, Limited was $1,222,279 including a provision of $250,000 for operating losses during phaseout. The actual loss on the sale was $1,118,892 which included $213,057 in operating losses up to the time of sale. 1999 shows a profit of $103,387 which was the amount by which the reserve for loss on this transaction exceeded actual losses. Since only 50% was sold, the operations are not considered discontinued and the financial statements have been revised to eliminate discontinued operations. Going forward, the Company's ownership value in Escalade International of $500,000 will be shown as an investment and will be accounted for under the equity method.

In December 1999, the Company purchased the assets of Zue Corporation which manufactured high quality basketball systems.




                                      (2)

OFFICE AND GRAPHIC ARTS PRODUCTS

Escalade's office and graphic arts products include paper trimmers, paper folding machines, paper drills, collators, decollators, bursting machines, letter openers, paper joggers, checksigners, stamp affixers, paper shredders, paper punches, paper cutters, catalog rack systems, bindery carts, business card slitters, thermography machines, keyboard drawers, computer storage, copyholders, media retention systems, posting trays and related accessories. Escalade's office and graphic arts products business is conducted through Martin Yale and Master Products.

In 1986, the Company introduced a combination checksigner and bursting machine, which automatically imprints facsimile signatures on payroll checks and then separates each check for distribution. The Company also further diversified its office equipment product lines by its August 1988 purchase of the business machine division assets of Swingline, Inc. consisting primarily of a line of forms handling equipment including decollators, bursters and checksigners and a line of shredders and other products, by its 1994 purchase of certain assets of Data-Link Corporation consisting primarily of products which apply postage and other stamps, by its 1997 purchase of Master Products, a manufacturer of paper punches and catalog rack systems, by its 1998 purchase of certain assets of Steele Industries consisting primarily of its line of business card slitters and thermography machines and by its 1999 purchase of certain assets of Mead Hatcher consisting of keyboard drawers, computer storage, copyholders, media retention systems and posting trays.

Escalade produces and sells office and graphic arts products under the Martin Yale brand name, the Premier(R) trademark and the Master Products brand name. The Company also manufactures various office and graphic arts products under private label for original equipment manufacturers. Three customers individually accounted for more than 10% of Escalade's office and graphic arts products sales but not more than 10% of consolidated sales.


RELATIONSHIP WITH SEARS

The Company has supplied sporting goods to Sears for over 30 years beginning with sales of archery equipment by Indian to Sears. Sears currently purchases for resale a wide variety of Escalade's sporting goods. Sales to Sears accounted for approximately 28% in 1999, 25% in 1998 and 24% in 1997 of Escalade's consolidated sales. Even though the Company has no long-term contracts with Sears, the Company believes that sales to Sears will continue and that relations with Sears are good.

Escalade was awarded the coveted Sears "Partners in Progress Award" for 1999 and has been recognized by Sears for its outstanding service in eleven of the last 14 years and in 21 of the last 27 years. Sears has awarded Escalade the Sears "Partners in Progress Award" during those years based upon quality, service and product innovation. Sears makes this award to less than 80 suppliers each year. During this period, Sears had more than 10,000 suppliers. In 1987, Sears further recognized the Company by awarding Escalade the Sears 1986 "Source of the Year Award" in the recreation-automotive group.




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

The Company engaged in ongoing research and development activities for new products in each of its business segments. Escalade spent approximately $1,450,000 in 1999, $1,500,000 in 1998 and $1,400,000 in 1997 for research and development activities.


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

Escalade is the owner of several registered trademarks and brand names. For its sporting goods, the Company holds the Ping-Pong(R), Harvard(R) and Goaliath(R), registered trademarks and utilizes the Indian, Indian Archery, Indian Xi and Goalrilla brand names. The Company permits limited uses of the Ping-Pong(R) trademark by other manufacturers pursuant to various licensing agreements. The Company also owns the Premier(R) registered trademark for its office and graphic arts products, in addition to manufacturing such products under the Martin Yale and Master Products brand names.


SEASONALITY

The backlog of unshipped orders by industry segment is shown below at the Company's 1999, 1998 and 1997 fiscal year end. All orders in backlog at year end are generally shipped during the following year. The backlog includes all orders received but not shipped. Escalade's sporting goods business is seasonal and, therefore, the backlog is subject to fluctuations.

YEARS ENDED DECEMBER 25, DECEMBER 26
   AND DECEMBER 27                              1999              1998             1997
-----------------------------------------------------------------------------------------------
Orders received but not shipped
   Sporting goods                               $1,912,800       $1,266,400        $4,375,600
   Office and graphic arts products                632,000          438,000           570,100


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




                                      (5)

ITEM 2--PROPERTIES

The Company operates the following facilities:

                LOCATION                           SIZE          LEASED OR OWNED
--------------------------------------------------------------------------------
Evansville, Indiana (1)                         346,000 sq. ft.       Owned
National City, California (1)                    34,039 sq. ft.       Leased
Tijuana, Mexico (1)                              50,000 sq. ft.       Owned
Wabash, Indiana (2)                             141,000 sq. ft.       Owned
Los Angeles, California (2)                      72,312 sq. ft.       Owned
Tijuana, Mexico (2)                              15,000 sq. ft.       Leased

(1) Sporting goods facilities
(2) Office products facilities

The Company leases warehousing and office space at its National City, California facilities and has a five-year option to extend the lease. The lease rate ranges from $11,920 per month in year one to $13,025 per month in year five of the extension period. The Company also shares in common area expenses not to exceed 8(cent) per sq. ft. per month. The lease expires March 31, 2003.

The Company's Wabash facilities are held subject to a mortgage financed by Economic Development Revenue Bonds. The 141,000 square foot facility is a pre-engineered metal building supported by structured steel and concrete block consisting of 21,000 square feet warehousing, 6,000 square feet office and 114,000 square feet manufacturing.

The Company also leases warehousing space next to its Evansville facility for $17,730 per month. The lease expires on October 31, 2000. The Company has three two-year renewal options followed by two five-year renewal options.

The Company leases space in Tijuana, Mexico for its office products operations for $62,646 per year. The lease expires on July 31, 2002.

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

None.



                                      (6)

                                     PART II


ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS

The Company's common stock is traded under the symbol "ESCA" on the Nasdaq National Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the Nasdaq National Market:

PRICES                                                    HIGH        LOW
-------------------------------------------------------------------------------

  1999
   First quarter ended March 20, 1999                    $21.00      $17.00
   Second quarter ended July 10, 1999                     18.00       14.75
   Third quarter ended October 2, 1999                    18.38       15.63
   Fourth quarter ended December 25, 1999                 17.63       13.56

  1998
   First quarter ended March 21, 1998                    $19.88      $14.00
   Second quarter ended July 11, 1998                     25.25       19.38
   Third quarter ended October 3, 1998                    25.50       18.50
   Fourth quarter ended December 26, 1998                 22.13       16.00

The closing market price on March 10, 2000 was $17.13 per share.

On February 24, 2000, the Company announced an offer to purchase up to 700,000 shares of its common stock at a price of $14.50 to $18 per share through a Dutch Auction tender offer. The offer will expire on Friday, March 24, 2000 unless extended.

In the fourth quarter of 1998, on December 21, 1998, the Company announced that Escalade's Board of Directors declared a special cash dividend of $1.00 per share to shareholders of record January 8, 1999. The dividend was declared at Escalade's Regular Board Meeting, December 19, 1998. The dividend was paid on January 22, 1999.

In the fourth quarter of 1997, the Company announced its offer to purchase up to 1,000,000 shares of its common stock at a price of $11 to $14 per share. Pursuant to such offer, the Company purchased 117,766 shares of its common stock at $14 per share in December 1997.

There were approximately 315 holders of record of the Company's Common Stock at March 10, 2000. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 750.




                                      (7)


ITEM 6--SELECTED FINANCIAL DATA (In thousands, except per share data)

                                      DECEMBER 25,      December 26,     December 27,      December 28,     December 30,
AT AND FOR YEARS ENDED                    1999              1998             1997              1996             1995
------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
   Net sales
     Sporting goods                        $52,767          $63,072           $66,666          $74,077           $73,858
     Office and graphic
       arts products                        33,407           30,486            24,836           19,132            17,321
       Total net sales                      86,174           93,558            91,502           93,209            91,179

   Net income                                6,100            6,136             6,361            5,247               448

   Weighted average shares                   3,038            3,095             3,110            3,850             4,134

PER SHARE DATA
   Basic earnings per share                  $2.01            $1.98             $2.05            $1.36              $.11
   Cash dividends                                0             1.00                 0                0                 0

BALANCE SHEET DATA
   Working capital                          14,899           15,763            15,478           13,309            17,069
   Total assets                             66,850           63,489            66,145           54,430            57,767
   Short-term bank debt                     11,570           10,100            14,075           13,675            16,732
   Long-term bank debt                      10,700            6,400            10,700            5,500             6,266
   Total stockholders' equity               29,438           26,702            23,501           19,305            23,338






                                      (8)

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

1999 COMPARED TO 1998

In 1999, net sales decreased 7.9%, or $7,384,000 to $86,174,000 from $93,558,000 in 1998.

Sporting goods net sales decreased by $10,305,000, or 16.3% from $63,072,000 to $52,767,000. 72% of this decrease was mainly in game parlor which includes table tennis, pool and game tables and accessories and was due to a decrease in units sold. 28% was due to the disposal of Escalade International, Limited.

Office and graphic arts machines and equipment net sales increased by $2,921,000, or 9.6% to $33,407,000 from $30,486,000. Most of this increase was due to the Mead Hatcher acquisition on June 21, 1999.

Cost of sales of $60,038,000 as a percentage of net sales was 69.7% in 1999 as compared to $62,626,000, or 66.9% in 1998. This increase in cost of sales was in sporting goods and was mainly due to lower sales volume reducing factory expense absorption and some product labeling and warranty issues.

Selling, administrative and general expenses in 1999 were $15,524,000, or 18% of net sales as compared to $17,041,000, or 18.2% in 1998. Decreases in selling, general and administrative expenses in the sporting goods segment were offset by increases in the office and graphic arts machines and equipment segment. These increases were due to Y2K expenses and catalog allowances.

Interest expense in 1999 was $616,000 as compared to $1,118,000 in 1998, a decrease of $502,000, or 55.1%. This decrease in interest expense was due to lower borrowing levels in 1999.

The income tax provision for 1999 was $3,542,525 for an effective rate of 36.7%.

Net income for the year was $6,100,000 as compared to $6,136,000 in 1998. Lower operating profit in 1999 was offset by lower interest expense, no loss on terminated sporting goods sale and a small gain as opposed to a loss on disposal of Escalade International as compared to 1998. Consequently, the net income levels are similar in both years.




                                      (9)

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

1998 COMPARED TO 1997

In 1998, net sales increased 2.2%, or $2,056,000 to $93,558,000 from $91,502,000 in 1997.

Sporting goods net sales decreased by $3,594,000, or 5.4% from $66,666,000 to $63,072,000. This decrease was mainly in game parlor which includes table tennis, pool and game tables and accessories and was due to a decrease in units sold.

Office and graphic arts machines and equipment net sales increased by $5,650,000, or 22.7%, to $30,486,000 from $24,836,000. Most of this increase was due to the acquisition of Master Products.

Cost of sales of $62,626,000 as a percentage of net sales was 66.9% in 1998 as compared to $61,717,000, or 67.4% in 1997.

Selling, administrative and general expenses in 1998 were $17,041,000, or 18.2%, of net sales as compared to $17,398,000, or 19% in 1997. This decrease as a percentage of net sales was mainly in the office and graphic arts machines and equipment segment. Consolidation of some sales, marketing and administrative functions was the reason for the decrease in these expenses as a percentage of net sales.

Interest expense in 1998 was $1,118,000 as compared to $1,277,000 in 1997, a decrease of $159,000, or 12.5%. This decrease in interest expense was due to slightly lower borrowing levels in 1998.

The Company incurred expenses totaling $427,000 relating to the potential sale of Escalade Sports. The Company terminated its plans to sell Escalade Sports.

The income tax provision for 1998 was $4,791,000 for an effective rate of 43.8%.

In December 1998, the Company adopted a plan to discontinue its distribution operations. Those operations were performed by Escalade International, Limited, a foreign subsidiary located in the United Kingdom. The Company's other subsidiaries are all manufacturing operations. On July 8, 1999, the Company completed a transaction to sell 50% of the stock of Escalade International to an investment group who assumed responsibility for running the day-to-day operations. The sale was for $500,000 with $50,000 cash paid and notes receivable of $450,000. The estimated loss on the disposal of Escalade International, Limited was $1,222,279 including a provision of $250,000 for operating losses during phaseout.

Net income for the year was $6,136,000 as compared to $6,361,000 in 1997. This decrease in net income was primarily due to the loss on disposal of Escalade International, Limited of $1,222,279.




                                      (10)

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES
The Company's net cash provided by operating activities was $14,871,899, $8,605,601 and $8,784,231 in 1999, 1998 and 1997. Inventory management provided
(used) cash of $1,655,781, $(10,009) and $272,909 in 1999, 1998 and 1997.
Accounts receivable provided (used) cash of $5,971,315, $(561,035) and $(2,113,236) in 1999, 1998 and 1997.

INVESTING ACTIVITIES
The Company's net cash used by investing activities was $12,780,536, $1,429,596 and $10,651,115 in 1999, 1998 and 1997. The Company used $1,104,897, $1,067,546 and $1,597,055 in 1999, 1998 and 1997 to purchase property and equipment. In 1997, the Company used $8,958,745 for the purchase of certain assets of Master Products, net of cash acquired. In 1999, the Company used $7,969,672 to purchase certain assets of Zue Corporation and $3,481,170 to purchase certain assets of Mead Hatcher.

FINANCING ACTIVITIES
Net cash provided (used) by financing activities in 1999, 1998 and 1997 was $(675,720), $(8,082,003) and $1,793,961. In 1998, the Company paid $7,800,000 on long-term debt. At year end, the short-term debt had decreased $475,000 from 1997. In 1999, the Company paid $6,000,000 on long-term debt and borrowed $10,000,000 additional long-term debt for acquisitions.

The Company's working capital requirements are funded by cash flow from operations and a domestic short-term line of credit. The maximum amount that could be drawn under its domestic line of credit at year end was $15,000,000, of which $9,569,672 was used. The domestic line of credit was paid down to zero as of January 25, 2000.

The Company declared no cash dividends during 1997 and 1999. On December 21, 1998, the Company announced that Escalade's Board of Directors declared a special cash dividend of $1.00 per share to shareholders of record January 8, 1999. The dividend was declared at Escalade's Regular Board Meeting, December 19, 1998 and was paid on January 22, 1999.

EFFECT OF INFLATION
The Company cannot accurately determine the precise effects of inflation; however, there were some increases in sales and costs due to inflation in 1999. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expense levels, improving manufacturing technologies and redesigning products to keep these costs under control.


YEAR 2000 COMPLIANCE

The Company's sporting goods division, Escalade Sports, has completed the conversion and testing of its critical business systems to determine whether such systems will be able to properly process data for the year 2000. Escalade Sports employees first reviewed the underlying software codes for year 2000 compatibility, and then converted the codes where necessary to allow years to be read using four digits rather than two digits. Escalade Sports employees then tested the converted code to determine whether the affected business system would operate without interruption when data using the year 2000 was input. Based on these processes, the Company believes that Escalade Sports' internal software systems are currently year 2000 compliant and have so notified the customers of Escalade Sports where appropriate.



                                      (11)

Escalade Sports has also completed the conversion and testing of its business and manufacturing equipment to prepare for the year 2000. Escalade Sports has requested year 2000 compliance assurances from its customers, vendors and other third parties such as utility companies.

Martin Yale completed the conversion and testing phase of its critical business systems for year 2000 compatibility in the third quarter of 1999. Outside third parties worked with Martin Yale employees in preparing for the year 2000. Martin Yale requested year 2000 compliance assurances from its customers, vendors and other third parties, such as utility companies.

As of the end of its fourth quarter of 1999, the Company had incurred approximately $525,000 in connection with preparing for the year 2000. The Company estimates that its actual expenditures in this area were 80% attributable to internal costs and external fees for conversion of systems. The remaining 20% of year 2000 expenses were attributable to new software and equipment. The Company funded these expenses from working capital. To the extent that the Company utilized internal resources to remedy potential year 2000 problems, the Company has foregone evaluating and upgrading its systems that it otherwise would have undertaken in the ordinary course of business.

The Company believes that its operations, including those of Escalade Sports and Martin Yale, timely met all requirements necessary to be year 2000 compliant. At this time, the Company believes it is year 2000 compliant, has not experienced any material year 2000 problems and does not expect it will be material adversely affected by year 2000 issues.




                                      (12)

ITEM 7. A.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

None.




                                      (13)

                                    PART III


ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 29, 2000 under the captions "Certain Beneficial Owners" and "Election of Directors" and is incorporated herein by reference.


ITEM 11--EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 29, 2000 under the caption "Executive Compensation" and is incorporated herein by reference, except that the information required by Items 402(k) and
(l) of Regulation S-K which appear within such caption under the sub-headings "Compensation and Stock Option Committees" and "Financial Performance" are specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.


ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the Registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 29, 2000 under the caption "Certain Beneficial Owners" and is incorporated herein by reference.


ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.



                                      (14)

                                     PART IV


ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A)     Documents filed as a part of this report:

        (1)    FINANCIAL STATEMENTS
                 Independent Auditor's Report
                 Consolidated financial statements of Escalade, Incorporated and subsidiaries:
                      Consolidated balance sheet--December 25, 1999
                         and December 26, 1998
                      Consolidated statement of income--fiscal years ended
                         December 25, 1999, December 26, 1998 and
                         December 27, 1997
                      Consolidated statement of stockholders' equity--fiscal
                         years ended December 25 1999, December 26, 1998 and December 27, 1997
                      Consolidated statement of cash flows--fiscal years ended
                         December 25, 1999, December 26, 1998 and December 27, 1997
                      Notes to consolidated financial statements

        (2)    FINANCIAL STATEMENT SCHEDULES
                 Independent Auditor's Report on financial statement schedule For the three-year period ended December 25, 1999:
                    Schedule II--Valuation and qualifying accounts

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



                                      (15)

                  10.17 Trademark Assignment--Federal trademark registration
                        1,348,890 for Sandmar(R)office machines (b)
                  10.18 Agreement dated April 28, 1997 between Indian
                        Industries, Inc. and International Union of Electronic,
                        Electrical, Salaried, Machine and Furniture Workers,
                        AFL-CIO Local No. 848 (e)
                  10.21 Amendments to credit agreement dated May 31, 1996
                        between Escalade, Incorporated and Bank One,
                        Indianapolis, National Association dated December 8,
                        1999 and February 17, 2000
                  10.32 Loan agreement dated September 1, 1998 between Martin
                        Yale Industries, Inc. and City of Wabash, Indiana (g)
                  10.33 Trust Indenture between the City of Wabash, Indiana and
                        Bank One Trust Company, NA as Trustee dated September 1,
                        1998 relating to the Adjustable Rate Economic
                        Development Revenue Refunding Bonds, Series 1998 (Martin
                        Yale Industries, Inc. Project) (g)
                  10.34 Real Estate Sales Contract dated September 17, 1990
                        between Martin Yale Industries, Inc. and Fritkin-Jones
                        Design Group, Inc. (c)
                  10.36 Stock purchase agreement dated June 17, 1997 between
                        Martin Yale Industries, Inc. and James Crean
                        International, G.V. regarding the purchase of Master
                        Products Manufacturing Company, Inc. (e)
                  10.37 Asset Purchase Agreement dated June 26, 1998 by and
                        among Jen Sports, Inc., Sportcraft, Ltd. and Escalade,
                        Incorporated to sell substantially all of the assets of
                        Escalade Sports. (h)
                  10.38 Termination Agreement dated November 25, 1998 by and among Jen Sports, Inc., Sportcraft, Ltd. and Escalade,
                        Incorporated to sell substantially all of the assets of
                        Escalade Sports. (i)
                  10.39 Offer to Purchase Common Stock--Tender Offer Statement
                        dated February 24, 2000 (j)
                  21    Subsidiaries of the Registrant
                  23    Consent of Olive LLP
                  27    Financial Data Schedule

               EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                  10.24 The Harvard Sports/Indian Industries, Inc. 401(k) Plan
                        as amended and merged in 1993 (d)
                  10.26 Martin Yale Industries, Inc. 401(k) Retirement Plan as
                        amended in 1993 (d)
                  10.27 Incentive Compensation Plan for Escalade, Incorporated
                        and its subsidiaries (a)
                  10.29 Example of contributory deferred compensation agreement between Escalade, Incorporated and certain management employees allowing for deferral of compensation (a)
                  10.30 1997 Director Stock Compensation and Option Plan (f)
                  10.31 1997 Incentive Stock Option Plan (f)





                                      (16)

          (a) Incorporated by reference from the Company's Form S-2 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987
          (b) Incorporated by reference from the Company's 1988 Annual Report on Form 10-K
          (c) Incorporated by reference from the Company's 1990 Annual Report on Form 10-K
          (d) Incorporated by reference from the Company's 1995 Annual Report on Form 10-K
          (e) Incorporated by reference from the Company's 1997 Second Quarter Report on Form 10-Q
          (f)  Incorporated by reference from the Company's 1997 Proxy Statement
          (g) Incorporated by reference from the Company's 1998 Third Quarter Report on Form 10-Q
          (h) Incorporated by reference from the Company's 1998 Form 8-K filed July 8, 1998
          (i) Incorporated by reference from the Company's 1998 Amended Form 8-K filed December 1, 1998
          (j) Incorporated by reference from the Company's Schedule TO Tender Offer Statement filed February 24, 2000


     (B) Reports on Form 8-K--There was a report on Form 8-K filed on December 22, 1999 reporting that on December 8, 1999 Escalade's wholly owned subsidiary, Indian Industries, Inc. acquired substantially all of the assets of Zue Corporation for cash. Zue was a manufacturer of high quality basketball systems.





                                      (17)

                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors
Escalade, Incorporated
Evansville, Indiana


We have audited the accompanying consolidated balance sheet of Escalade, Incorporated and subsidiaries as of December 25, 1999 and December 26, 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 25, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Escalade, Incorporated and subsidiaries at December 25, 1999 and December 26, 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1999 in conformity with generally accepted accounting principles.

OLIVE LLP

Evansville, Indiana
February 3, 2000




                                     (F-1)


                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


DECEMBER 25 AND DECEMBER 26                                           1999           1998
----------------------------------------------------------------------------------------------
ASSETS
   Current assets
     Cash and cash equivalents                                     $ 1,756,041     $   340,398
     Receivables, less allowances of $761,363
       and $581,830                                                 24,772,584      30,791,608
     Inventories                                                    12,432,354      12,647,354
     Prepaid expenses                                                  126,305         129,735
     Deferred income tax benefit                                     1,248,270       1,002,064
                                                                   ---------------------------
         Total current assets                                       40,335,554      44,911,159

     Property, plant and equipment                                   9,390,022      10,103,690
     Other assets                                                    5,395,678       2,844,111
     Goodwill, net of accumulated amortization
       of $1,084,630 and $615,509                                   11,728,707       5,630,066
                                                                   ---------------------------

                                                                   $66,849,961     $63,489,026
                                                                   ===========================
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
     Notes payable--bank                                           $ 9,569,672     $ 7,800,000
     Current portion of long-term debt                               2,000,000       2,300,000
     Trade accounts payable                                          2,967,276       2,959,282
     Accrued liabilities                                             9,590,171      11,642,828
     Federal income tax payable                                      1,309,493       1,324,416
     Dividends payable                                                               3,121,718
                                                                   ---------------------------
         Total current liabilities                                  25,436,612      29,148,244
                                                                   ---------------------------

   Other liabilities
     Long-term debt                                                 10,700,000       6,400,000
     Deferred compensation                                           1,275,345       1,165,969
     Deferred income tax liability                                                      72,647
                                                                   ---------------------------
                                                                    11,975,345       7,638,616
                                                                   ---------------------------
   Stockholders' equity
     Preferred stock
       Authorized--1,000,000 shares, no par value, none issued
     Common stock
       Authorized--10,000,000 shares, no par value
       Issued and outstanding--2,918,178 and
         3,097,357 shares                                            2,918,178       6,072,824
     Retained earnings                                              26,318,825      20,387,917
     Accumulated other comprehensive income                            201,001         241,425
                                                                   ---------------------------
                                                                    29,438,004      26,702,166
                                                                   ---------------------------

                                                                   $66,849,961     $63,489,026
                                                                   ===========================


See notes to consolidated financial statements.



                                     (F-2)


                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME


YEARS ENDED DECEMBER 25, DECEMBER 26
   AND DECEMBER 27                                                       1999               1998                1997
-----------------------------------------------------------------------------------------------------------------------------
Net Sales                                                              $86,174,390         $93,557,971        $91,501,865
                                                                 ------------------------------------------------------------

Costs, Expenses and Other Income
   Cost of products sold                                                60,037,740          62,626,061         61,716,502
   Selling, administrative and general expenses                         15,524,377          17,041,492         17,397,633
   Loss on terminated sporting goods sale                                                      427,315
   Amortization of goodwill                                                469,121             398,286            217,223
   Interest                                                                615,564           1,117,851          1,276,883
   Loss on disposal of assets                                               64,287             207,687            319,066
   Other income                                                            (75,773)           (410,252)          (475,580)
   (Gain) loss on disposal of Escalade International                      (103,387)          1,222,279
                                                                 ------------------------------------------------------------
                                                                        76,531,929          82,630,719         80,451,727
                                                                 ------------------------------------------------------------

Income Before Income Taxes                                               9,642,461          10,927,252         11,050,138

Provision for Income Taxes                                               3,542,525           4,791,463          4,689,487
                                                                 ------------------------------------------------------------

NET INCOME                                                            $  6,099,936        $  6,135,789       $  6,360,651
                                                                 ============================================================

Per Share Data
   Basic earnings per share                                                  $2.01               $1.98              $2.05
                                                                 ============================================================

   Diluted earnings per share                                                $2.00               $1.97              $2.02
                                                                 ============================================================


See notes to consolidated financial statements.



                                     (F-3)


                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                          COMMON STOCK                                          ACCUMULATED
                                    --------------------------                                     OTHER
                                                               COMPREHENSIVE      RETAINED     COMPREHENSIVE
                                       SHARES       AMOUNT         INCOME         EARNINGS          INCOME          TOTAL
                                    ----------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1997           3,084,449   $8,291,516                     $11,013,195                    $19,304,711

   Comprehensive income
     Net income                                                   $6,360,651       6,360,651                      6,360,651
     Unrealized gains on securities,
       net of tax                                                    246,992                       $246,992         246,992
                                                             -------------------
   Comprehensive income                                           $6,607,643
                                                             ===================
   Exercise of stock options             84,808      433,808                                                        433,808
   Purchase of stock                   (118,566)  (1,656,368)                                                    (1,656,368)
   Put option to retire warrants                  (1,189,129)                                                    (1,189,129)
                                    --------------------------                 ---------------------------------------------

BALANCES AT DECEMBER 27, 1997         3,050,691    5,879,827                      17,373,846        246,992      23,500,665

   Comprehensive income
     Net income                                                   $6,135,789       6,135,789                      6,135,789
     Unrealized losses on
       securities,
       net of tax                                                     (5,567)                        (5,567)         (5,567)
                                                             -------------------
   Comprehensive income                                           $6,130,222
                                                             ===================
   Stock issued under the Director
     Stock Option Plan                    6,638       65,550                                                         65,550
   Exercise of stock options             51,279      341,216                                                        341,216
   Purchase of stock                    (11,251)    (213,769)                                                      (213,769)
   Payment of dividend                                                            (3,121,718)                    (3,121,718)
                                    --------------------------                 ---------------------------------------------

BALANCES AT DECEMBER 26, 1998         3,097,357    6,072,824                      20,387,917        241,425      26,702,166

   Comprehensive income
     Net income                                                   $6,099,936       6,099,936                      6,099,936
     Unrealized losses on
       securities,
       net of tax                                                    (40,424)                       (40,424)        (40,424)
                                                             -------------------
   Comprehensive income                                           $6,059,512
                                                             ===================
   Exercise of stock options             25,768      189,958                                                        189,958
   Stock issued under the Director
     Stock Option Plan                    4,256       89,376                                                         89,376
   Purchase of stock                   (209,203)  (3,433,980)                       (169,028)                    (3,603,008)
                                    --------------------------                 ---------------------------------------------

BALANCES AT DECEMBER 25, 1999         2,918,178   $2,918,178                     $26,318,825       $201,001     $29,438,004
                                    ==========================                 =============================================


See notes to consolidated financial statements.




                                     (F-4)


                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


YEARS ENDED DECEMBER 25, DECEMBER 26 AND DECEMBER 27                          1999              1998             1997
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                              $  6,099,936       $6,135,789      $  6,360,651
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization                                            2,757,986        2,796,004         2,381,201
     Provision for doubtful accounts                                            577,150          371,672           474,050
     Deferred income taxes                                                     (591,379)        (153,633)        1,303,683
     Provision for deferred compensation                                        109,376           99,996            98,183
     Loss on disposals of assets                                                 64,287          207,687           319,066
     Change in cash surrender value, net of loans and premiums                  (36,186)          30,510           (36,000)
     Changes in
       Accounts receivable                                                    5,971,315         (561,035)       (2,113,236)
       Inventories                                                            1,655,781          (10,009)          272,909
       Prepaids                                                                   3,430          106,765            96,969
       Other assets                                                            (377,312)          33,362           (89,397)
       Income tax payable                                                       (14,923)        (225,584)          450,928
       Accounts payable and accrued expenses                                 (1,347,562)        (225,923)         (734,776)
                                                                       -----------------------------------------------------
     Net cash provided by operating activities                               14,871,899        8,605,601         8,784,231
                                                                       -----------------------------------------------------

INVESTING ACTIVITIES
   Premiums paid for life insurance                                            (150,000)        (297,000)
   Purchase of property and equipment                                        (1,104,897)      (1,067,596)       (1,597,055)
   Purchase of long-term investments                                            (74,797)         (65,000)          (95,315)
   Purchase of certain Master Products assets,
     net of cash acquired                                                                                       (8,958,745)
   Purchase of certain Zue Corporation assets                                (7,969,672)
   Purchase of certain Mead Hatcher assets                                   (3,481,170)
                                                                       -----------------------------------------------------
     Net cash used by investing activities                                  (12,780,536)      (1,429,596)      (10,651,115)
                                                                       -----------------------------------------------------

FINANCING ACTIVITIES
   Net increase (decrease) in notes payable--bank                             1,769,672         (475,000)        3,120,650
   Proceeds from exercise of stock options                                      279,334          406,766           433,808
   Reduction of long-term debt                                               (6,000,000)      (7,800,000)      (10,300,000)
   Purchase of stock and warrants                                            (3,603,008)        (213,769)       (2,845,497)
   Proceeds from long-term debt                                              10,000,000                         11,500,000
   Deferred compensation paid                                                                                     (115,000)
   Cash dividends paid                                                       (3,121,718)
                                                                       -----------------------------------------------------
     Net cash provided (used) by financing activities                          (675,720)      (8,082,003)        1,793,961
                                                                       -----------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              1,415,643         (905,998)          (72,923)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    340,398        1,246,396         1,319,319
                                                                       -----------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $  1,756,041      $   340,398      $  1,246,396
                                                                       =====================================================

SUPPLEMENTAL CASH FLOWS INFORMATION
   Interest paid                                                           $    627,904       $1,120,229      $  1,302,577
   Income taxes paid, net                                                     4,256,320        4,775,283         3,819,632
   Fixed assets in accounts payable                                                               31,954            35,253

See notes to consolidated financial statements.



                                     (F-5)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of bank deposits in federally insured accounts. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments; if any, purchased with an original maturity of three months or less to be cash equivalents.

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

                                    YEARS
------------------------------------------------

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

EARNINGS PER SHARE
Earnings per share have been computed based upon the weighted average common shares outstanding during each year.

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

RESEARCH AND DEVELOPMENT
Research and development costs are charged to income as incurred. The research and development costs incurred during 1999, 1998 and 1997 were approximately $1,450,000, $1,500,000 and $1,400,000.

INTANGIBLE ASSETS
The Company has various intangible assets including consulting and noncompetition agreements and goodwill. Amortization is computed using the straight-line method over the following lives:

                                              YEARS
----------------------------------------------------------

Consulting agreements                            1
Non-compete agreements                           5
Goodwill                                        15

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




                                     (F-7)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


NOTE 2 -- INVENTORIES

Inventories consist of the following:

DECEMBER 25 AND DECEMBER 26                      1999               1998
-------------------------------------------------------------------------------

Finished products                            $    5,184,896      $  5,717,096
Work in process                                   3,183,855         3,442,410
Raw materials and supplies                        4,063,603         3,487,848
                                          -------------------------------------

                                             $   12,432,354      $ 12,647,354
                                          =====================================


NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

DECEMBER 25 AND DECEMBER 26                         1999             1998
-------------------------------------------------------------------------------

Land                                         $      712,705      $    757,210
Buildings and leasehold improvements             10,387,479        10,733,231
Machinery and equipment                          22,416,055        23,952,194
                                           ----------------------------------
         Total cost                              33,516,239        35,442,635
Accumulated depreciation and amortization       (24,126,217)      (25,338,945)
                                           -------------------------------------

                                             $    9,390,022      $ 10,103,690
                                           =====================================


NOTE 4 -- LINE OF CREDIT

The Company has an unsecured line of credit for short-term borrowings. The line-of-credit arrangement is based upon a written agreement and can be withdrawn at the banks' option. At December 25, 1999, the line of credit for short-term borrowings aggregated $15,000,000, of which $9,569,672 was borrowed. The interest rate on the line of credit is at the Bank One Indianapolis, N.A. prime rate. A LIBOR option is also available to use for the interest rate. At December 31, 1999, $9,569,672 of this line of credit was at a LIBOR option rate of 7.48% This line of credit is subject to the same restrictive covenants as the long-term debt as discussed in Note 5.




                                     (F-8)


ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


NOTE 5 -- LONG-TERM DEBT

DECEMBER 25 AND DECEMBER 26                                                             1999                  1998
----------------------------------------------------------------------------------------------------------------------------
Mortgage payable (Wabash, Indiana Adjustable Rate Economic Development Revenue
   Refunding Bonds), annual installments are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, current rate is 4.85%, due September 2028, secured by
   plant facility, machinery and equipment, and letter of credit                      $  2,700,000           $2,700,000
Term loan, due in quarterly installments of $500,000, interest varies from prime to London Interbank Offered Rate (LIBOR) plus 1.75%, secured by equipment, inventory, accounts
   receivable, general intangibles and securities.  Paid in 1999                                              6,000,000
Term loan, due in annual installments of $2,000,000 on
   March 31, interest varies from prime to London Interbank
   Offered Rate (LIBOR) plus 1.25%, unsecured                                           10,000,000
                                                                                --------------------------------------------
                                                                                        12,700,000            8,700,000
Portion classified as current                                                           (2,000,000)          (2,300,000)
                                                                                --------------------------------------------
                                                                                       $10,700,000           $6,400,000
                                                                                ============================================

Maturities of long-term indebtedness for the ensuing five years are: 2000, $2,000,000; 2001, $2,000,000; 2002, $2,000,000; 2003, $2,000,000; 2004,
$2,000,000 and thereafter, $2,700,000.

The mortgages payable and term loan agreements contain certain restrictive covenants, of which the more significant include maintenance of specified net worth and maintenance of specified ranges of debt service and leverage ratios.


NOTE 6 -- INVESTMENTS

                                                                                                GROSS          APPROXIMATE
                                                                             AMORTIZED        UNREALIZED         MARKET
                                                                               COST             GAINS             VALUE
                                                                       -----------------------------------------------------
DECEMBER 25, 1999
   Available for sale
     Marketable equity securities (included in
       other assets)                                                          $912,013         $335,001         $1,247,014
                                                                       =====================================================

DECEMBER 26, 1998
   Available for sale
     Marketable equity securities (included in
       other assets)                                                          $755,486         $402,375         $1,157,861
                                                                       =====================================================




                                     (F-9)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


NOTE 7 -- STOCK OPTIONS AND WARRANTS

There were no options outstanding at year end from the 1984 Stock Option Plan
(Plan). The date for granting options under this Plan expired on October 26,1994 and the date for exercising options expired on September 26, 1999. At the Company's 1997 annual meeting, the stockholders approved two new Stock Option Plans reserving 300,000 common shares for issuance under an Incentive Stock Option Plan (ISO) and 100,000 common shares for issuance under a Director Stock Option Plan (DSO). During 1999, there were 37,000 options granted under the ISO and there were 74,786 options outstanding at year end under this plan. During 1999, there were 2,128 options granted and 5,447 options outstanding at year end under the DSO.

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

                                                                             1999              1998             1997
                                                                       -----------------------------------------------------
Risk-free interest rates                                                      5.00%            4.75%             6.00%
Dividend yields                                                                  0%               0%                0%
Volatility factors of expected market price of common stock                     36%              51%               49%
Weighted average expected life of the options                               5 YEARS          5 years           5 years

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement is as follows:

                                                                             1999            1998              1997
                                                                       ----------------------------------------------------

Net income                                           As reported             $6,099,936      $6,135,789       $6,360,651
                                                     Pro forma                5,982,255       6,076,755        6,363,257

Basic earnings per share                             As reported                  $2.01           $1.98            $2.05
                                                     Pro forma                     1.97            1.96             2.04

Diluted earnings per share                           As reported                  $2.00           $1.97            $2.02
                                                     Pro forma                     1.97            1.95             2.02





                                     (F-10)


ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


Stock option transactions are summarized as follows:

                                              1999                          1998                          1997
                                 -------------------------------------------------------------------------------------------
                                                    OPTION                        Option                        Option
                                     SHARES          PRICE         Shares          Price         Shares          Price
                                 -------------------------------------------------------------------------------------------
Outstanding at beginning                           $5.50 TO                      $6.30 to                      $3.26 to
   of year                              70,450       18.75           101,821       9.88            168,311       7.25
                                                   $17.69 TO                     $9.88 to
Issued during year                      39,128       21.00            22,569       18.75            25,000       $9.88
Canceled or expired                     (3,577)                       (2,661)                       (6,682)
                                                   $5.50 TO                      $3.26 to                      $3.26 to
Exercised during year                  (25,768)      9.88            (51,279)      9.88            (84,808)      7.25
                                 -------------------------------------------------------------------------------------------
                                                   $9.88 TO                      $5.50 to                      $6.30 to
Outstanding at end of year              80,233       21.00            70,450       18.75           101,821       9.88
                                 ================              ================              ================

Exercisable at end of year              16,890                        30,297                        63,113
                                 ================              ================              ================

Weighted-average fair value
   of options granted during
   the year                             $7.10                         $9.83                         $4.99
                                 ================              ================              ================

The following table summarizes information about fixed stock options outstanding at December 25, 1999:


                                        OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------------------------
                       NUMBER          WEIGHTED-AVERAGE                                NUMBER
     RANGE OF        OUTSTANDING          REMAINING           WEIGHTED-AVERAGE       EXERCISABLE       WEIGHTED-AVERAGE
 EXERCISE PRICES     AT 12/25/99       CONTRACTUAL LIFE        EXERCISE PRICE        AT 12/25/99        EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------------

      $  9.88          23,155                  2.6 years           $  9.88               12,405             $  9.88
        18.75          17,950                  3.2                   18.75                4,485               18.75
        17.69          37,000                  4.2                   17.69                                    17.69
        21.00           2,128                  3.3                   21.00                                    21.00
                  ------------------                                             --------------------
$9.88 to 21.00         80,233                  3.5                   15.76               16,890               12.24
                  ==================                                             ====================

The incentive stock options granted in 1999 and 1998 are exercisable at the rate of 25% over each of the four years beginning in 2000 and 1999.

2,128 Director Stock Options were issued during the year 1999 at an option price of $21.00 and can be exercised after April 24, 2000 with an expiration date of April 23, 2003.

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


NOTE 8 -- STOCKHOLDERS' EQUITY TRANSACTIONS

During 1997, the Company conducted a Dutch Auction self-tender offer whereby it purchased 117,766 shares of its common stock at $14.00 per share.

The Company paid no cash dividends during 1997 and 1999. On December 21, 1998, the Company announced that Escalade's Board of Directors declared a special cash dividend of $1.00 per share to shareholders of record January 8, 1999. The dividend was declared at Escalade's Regular Board Meeting, December 19, 1998. The dividend was paid on January 22, 1999.



NOTE 9 -- EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

                                                                                             WEIGHTED            PER
                                                                                             AVERAGE            SHARE
YEAR ENDED DECEMBER 25, 1999                                                INCOME            SHARES           AMOUNT
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                   $6,099,936
                                                                       ------------------
Basic Earnings per Share
   Income available to common stockholders                                    6,099,936        3,038,282         $2.01
                                                                                                          ==================
Effect of Dilutive Securities
   Stock options                                                                                   5,180
                                                                       ------------------------------------
Diluted Earnings Per Share
     Income available to common stockholders and
       assumed conversions                                                   $6,099,936        3,043,462         $2.00
                                                                       =====================================================

YEAR ENDED DECEMBER 26, 1998
Net Income                                                                   $6,135,789
                                                                       ------------------
Basic Earnings per Share
   Income available to common stockholders                                    6,135,789        3,094,638         $1.98
                                                                                                          ==================
Effect of Dilutive Securities
   Stock options                                                                                  18,741
                                                                       ------------------------------------
Diluted Earnings Per Share
     Income available to common stockholders and
       assumed conversions                                                   $6,135,789        3,113,379         $1.97
                                                                       =====================================================

YEAR ENDED DECEMBER 27, 1997
Net Income                                                                   $6,360,651
                                                                       ------------------
Basic Earnings per Share
   Income available to common stockholders                                    6,360,651        3,109,514         $2.05
                                                                                                          ==================
Effect of Dilutive Securities
   Stock options                                                                                  35,328
                                                                       ------------------------------------
Diluted Earnings Per Share
     Income available to common stockholders and
       assumed conversions                                                   $6,360,651        3,144,842         $2.02
                                                                       =====================================================




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


NOTE 10 -- OPERATING LEASES

The Company leases warehousing and office space at its National City, California facilities and has a five-year option to extend the lease. The lease rate ranges from $11,920 per month in year one to $13,025 per month in year five of the extension period. The Company also shares in common area expenses not to exceed 8(cent) per sq. ft. per month. The lease expires March 31, 2003.

The Company also leases warehousing space next to its Evansville facility for $17,730 per month. The lease expires on October 31, 2000. The Company has three two-year renewal options followed by two five-year renewal options.

The Company also leases manufacturing space in Tijuana, Mexico for $5,220 per month. The lease expires on July 31, 2002.

At December 25, 1999, the minimum rental payments under noncancelable leases with terms of more than one year are as follows:

YEARS ENDING                       AMOUNT
------------------------------------------------

2000                                 $386,208
2001                                  213,298
2002                                  191,714
2003                                   39,077
                              ------------------
                                     $830,297
                              ==================

The following schedule shows the composition of total rental expense for operating leases except those with terms of a month or less:

                                   1999              1998             1997
                              --------------------------------------------------

Rentals                           $448,516         $469,650          $611,405
                              ==================================================





                                     (F-13)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS



NOTE 11 --  INCOME TAXES

Provision for income taxes consists of the following:

YEARS ENDED DECEMBER 25, DECEMBER 26 AND
   DECEMBER 27                                                   1999              1998             1997
----------------------------------------------------------------------------------------------------------------

Current
   Federal                                                       $3,255,081       $3,888,985        $3,435,532
   State                                                            878,823        1,056,111           803,547
                                                           -----------------------------------------------------
                                                                  4,133,904        4,945,096         4,239,079
                                                           -----------------------------------------------------
Deferred
   Federal                                                         (497,779)        (121,668)          365,830
   State                                                            (93,600)         (31,965)           84,578
                                                           -----------------------------------------------------
                                                                   (591,379)        (153,633)          450,408
                                                           -----------------------------------------------------

                                                                 $3,542,525       $4,791,463        $4,689,487
                                                           =====================================================

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

YEARS ENDED DECEMBER 25, DECEMBER 26
   AND DECEMBER 27                                                  1999              1998             1997
--------------------------------------------------------------------------------------------------------------
Income tax at statutory rate                                     $3,278,437       $3,715,266        $3,757,047
Increase (decrease) in income tax resulting from
   Recurring permanent differences (goodwill
     amortization, dividend exclusion and non-
     deductible officers' life insurance expense)                    55,662          (76,770)           25,893
   State tax expense, net of federal effect                         518,247          675,936           586,163
   Benefit of foreign subsidiary loss not recognized                                 558,280           369,996
   Other                                                           (309,821)         (81,249)          (49,612)
                                                           ---------------------------------------------------

       Provision for income taxes recorded                       $3,542,525       $4,791,463        $4,689,487
                                                           ===================================================

At December 25, 1999, a cumulative deferred tax asset of $1,520,796 is included in current assets and other assets. At December 26, 1998, a cumulative deferred tax asset of $929,417 is included in current assets and other liabilities.




                                     (F-14)



ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


The components of the net deferred tax asset are as follows:

DECEMBER 25 AND DECEMBER 26                                                1999             1998
-------------------------------------------------------------------------------------------------------
ASSETS
   Employee benefits                                                    $   584,559       $   429,186
   Valuation reserves                                                       681,472           527,677
   Goodwill                                                                  94,352            94,869
   Deferred compensation                                                    480,490           395,800
                                                                   ------------------------------------
         Total assets                                                     1,840,873         1,447,532
                                                                   ------------------------------------

LIABILITIES
   Depreciation                                                            (186,076)         (357,165)
   Unrealized gain on securities available for sale                        (134,001)         (160,950)
                                                                   ------------------------------------
         Total liabilities                                                 (320,077)         (518,115)
                                                                   ------------------------------------
                                                                        $ 1,520,796       $   929,417
                                                                   ====================================


NOTE 12 -- EMPLOYEE BENEFIT PLANS

The Company has an employee profit sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $273,763, $316,155 and $339,931 for 1999, 1998 and
1997.


NOTE 13 -- VOLUNTARY EMPLOYEE BENEFITS ASSOCIATION TRUST (VEBA)

The Company established a VEBA as a tax-exempt organization to provide life, medical, disability and other similar welfare benefits permitted pursuant to Internal Revenue Code Section 501(c)(9) for its employees.




                                     (F-15)


ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


NOTE 14 -- SEGMENT INFORMATION AND CONCENTRATIONS

YEARS ENDED DECEMBER 25, DECEMBER 26
   AND DECEMBER 27                                                             1999              1998             1997
----------------------------------------------------------------------------------------------------------------------------
                                                                                          (In Thousands)
Sales to unaffiliated customers
   Sporting goods                                                             $52,767          $63,072           $66,666
   Office and graphic arts products                                            33,407           30,486            24,836
                                                                       -----------------------------------------------------
       Total consolidated                                                     $86,174          $93,558           $91,502
                                                                       =====================================================
Operating profit
   Sporting goods                                                             $ 4,200          $ 6,875           $ 7,435
   Office and graphic arts products                                             7,277            7,442             5,244
   Corporate                                                                     (865)            (427)             (291)
                                                                       -----------------------------------------------------
       Total consolidated                                                      10,612           13,890            12,388
   Consolidated other income                                                       76              410               475
                                                                       -----------------------------------------------------
                                                                               10,688           14,300            12,863
   Consolidated interest expense                                                  616            1,118             1,277
   Consolidated loss on disposal of assets                                         64              208               319
   Consolidated amortization of goodwill                                          469              398               217
   Consolidated loss on terminated sporting goods sale                                             427
   Consolidated (gain) loss on disposal of Escalade International                (103)           1,222
                                                                       -----------------------------------------------------
   Consolidated income from operations before
     income taxes                                                             $ 9,642          $10,927           $11,050
                                                                       =====================================================
Identifiable assets
   Sporting goods                                                             $37,208          $39,819           $40,904
   Office and graphic arts products                                            23,971           20,770            21,815
   Corporate                                                                    5,671            2,900             3,427
                                                                       -----------------------------------------------------
       Total assets                                                           $66,850          $63,489           $66,146
                                                                       =====================================================
Depreciation and amortization charged to operations
   Sporting goods                                                             $ 1,154          $ 1,207           $ 1,214
   Office and graphic arts products                                             1,604            1,589             1,167
                                                                       -----------------------------------------------------
       Total consolidated                                                     $ 2,758          $ 2,796           $ 2,381
                                                                       =====================================================
Capital expenditures
   Sporting goods                                                             $   862          $   699           $   582
   Office and graphic arts products                                               276              372               923
                                                                       -----------------------------------------------------
                                                                              $ 1,138          $ 1,071           $ 1,505
                                                                       =====================================================




                                     (F-16)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


The Company operates principally in two industries, sporting goods and office and graphic arts products. The Company sells its products primarily to retailers and wholesalers located throughout the United States. Operations in the sporting goods industry consist of production and sale of table tennis tables and accessories, archery equipment, home pool tables and accessories, combination bumper pool and card tables, game tables, basketball backboards, goals, poles and portables, darts and dart cabinets. Operations in the office and graphic arts products industry consist of production and sale of paper trimmers, paper folding machines, paper drills, collators, decollators, bursting machines, letter openers, paper joggers, checksigners, stamp affixers, paper shredders, paper punches, paper cutters, catalog rack systems, bindery carts, business card slitters, thermography machines, keyboard drawers, computer storage, copyholders, media retention systems, posting trays and related accessories.

Operating profit is total revenue less operating expenses. In computing operating profit, neither interest expense nor income taxes have been deducted.

Identifiable assets are principally those assets used in each industry. Corporate assets are principally cash and cash equivalents, deferred taxes, marketable equity securities and the cash surrender value of life insurance.

In 1999, 1998 and 1997, approximately 46% (28% of consolidated sales), 38% (25% of consolidated sales) and 33% (24% of consolidated sales) of the sporting goods were sold to Sears, Roebuck & Co. At December 25, 1999 and December 26, 1998, accounts receivable included $9,117,867 and $16,328,252 due from Sears, Roebuck & Co.

Approximately 29% of the Company's labor force is covered by a collective bargaining agreement. Management acknowledges that there usually will be differences between Company offers and union demands during negotiations. However, management has no reason to expect such differences to result in protracted conflict. The current contract expires in 2000.

Consolidated assets include approximately $2.3 million of assets located in the United Kingdom and Mexico.





                                     (F-17)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


NOTE 15 -- CERTAIN SIGNIFICANT ESTIMATES

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

     Customer allowance reserves--based on agreements for customer purchase rebates and shared advertising, and prior year's shipments.

     Inventory valuation reserves--based on estimates of costs of inventory amounts overstocked or obsolete in excess of realizable value.


NOTE 16 -- ADDITIONAL INFORMATION

DECEMBER 25 AND DECEMBER 26                                       1999                  1998
------------------------------------------------------------------------------------------------
Accrued Liabilities
   Employees' compensation                                      $2,478,862         $  3,758,290
   Payroll taxes and taxes withheld from employees'
     compensation                                                  191,926              257,331
   Taxes other than taxes on income                                342,960              646,692
   Accrued interest                                                129,950              111,484
   Customer volume discounts payable                             5,193,302            4,059,848
   Other accrued items                                           1,253,171            2,809,183
                                                              ----------------------------------
                                                                $9,590,171          $11,642,828
                                                              ==================================


NOTE 17 -- DEFERRED COMPENSATION PLAN

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




                                     (F-18)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


NOTE 18 -- COMMITMENTS AND CONTINGENCIES

At December 25, 1999, standby letters of credit aggregated $199,470 of which the Company was obligated in the amount of $49,470 relating to the purchase of certain raw materials and finished goods from suppliers.

Additionally, the Company has obtained a letter of credit for the benefit of the mortgage holders. At December 25, 1999, the balance of the letter of credit was $2,733,750. It is to be used in the event of a default in either interest or principal payments.

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.


NOTE 19 -- SUMMARY OF QUARTERLY RESULTS

                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                 (UNAUDITED)
                                                       MARCH 21           JULY 11          OCTOBER 3        DECEMBER 26
                                                  --------------------------------------------------------------------------
1999
   Net sales                                             $12,978           $17,086            $21,296           $34,814
   Gross profit                                            4,085             5,151              6,861            10,039
   Net income                                                434               412              1,723             3,531
   Basic earnings per share                                  .14               .13                .57              1.20

1998
   Net sales                                             $15,783           $19,077            $22,178           $36,519
   Gross profit                                            4,917             5,294              7,723            12,997
   Net income                                                585               338              2,072             3,141
   Basic earnings per share                                  .19               .11                .67              1.01


During 1999, the Company reduced its outstanding shares by 179,179 shares. These reductions occurred at various times throughout the year. Consequently, if the four quarters earnings per share are added together, they are different than the actual earnings per weighted average share for the year.




                                     (F-19)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


NOTE 20 -- DISPOSAL OF ESCALADE INTERNATIONAL, LIMITED

In December 1998, the Company adopted a plan to discontinue its distribution operations. Those operations were performed by Escalade International, Limited, a foreign subsidiary located in the United Kingdom. The Company's other subsidiaries are all manufacturing operations. On July 8, 1999, the Company completed a transaction to sell 50% of the stock of Escalade International to an investment group who assumed responsibility for running the day-to-day operations. The sale was for $500,000 with $50,000 cash paid and notes receivable of $450,000.

The estimated loss on the disposal of Escalade International, Limited was $1,222,279 including a provision of $250,000 for operating losses during phaseout. The actual loss on the sale was $1,118,892 which included $213,057 in operating losses up to the time of sale. 1999 shows a profit of $103,387 which was the amount by which the reserve for loss on this transaction exceeded actual losses. Since only 50% was sold, the operations are not considered discontinued and the financial statements have been revised to eliminate discontinued operations. Going forward, the Company's ownership value in Escalade International of $500,000 will be shown as an investment and will be accounted for under the equity method.


NOTE 21 -- ACQUISITIONS

ACQUISITION OF MEAD HATCHER
On June 21, 1999, Martin Yale, the Company's office and graphic arts products subsidiary, acquired certain assets of Mead Hatcher for cash. The purchased assets include all of Mead Hatcher's manufactured products consisting of keyboard drawers, computer storage, copyholders, media retention systems, and posting trays along with all associated tooling and production machinery necessary to manufacture the products. The purchase price was $3,481,170. The acquisition was accounted for as a purchase and the excess of cost over the fair value of net assets acquired was $1,417,594, which is being amortized over 15 years on the straight-line method. Martin Yale relocated the manufacturing of these products to its Los Angeles, California facility. It is estimated that annual sales of these products will be approximately $6,000,000.

ACQUISITION OF ZUE CORPORATION
On December 8, 1999, Indian Industries, the Company's sporting goods subsidiary, acquired substantially all of the assets of Zue Corporation for cash. Zue was a manufacturer of high quality basketball systems located in Noblesville, Indiana. The Zue product line will complement Indian's product line and the manufacturing operations were relocated to Indian's Evansville, Indiana facility. The cost of the purchase was $7,969,672. The acquisition was accounted for as a purchase and the excess of cost over the fair value of net assets acquired was $5,150,172, which is being amortized over 15 years on the straight-line method.





                                     (F-20)


ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


NOTE 22 -- OTHER COMPREHENSIVE INCOME

                                                                                               1999
                                                                       -----------------------------------------------------
                                                                            BEFORE-TAX           TAX            NET-OF-TAX
YEAR ENDED DECEMBER 31                                                        AMOUNT           BENEFIT            AMOUNT
----------------------------------------------------------------------------------------------------------------------------
Unrealized holding losses arising during the year                            $(67,374)         $26,950          $(40,424)
                                                                       =====================================================

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
                                                                       =====================================================


NOTE 23 -- SUBSEQUENT EVENTS

On January 5, 2000, Indian Industries acquired certain assets of the table tennis business of Lifetime Products, Inc., a Utah corporation, who wished to discontinue its table tennis business. Those assets consisted mainly of machinery, equipment and tooling and are being relocated to Indian's Evansville, Indiana facility. The cost of the purchase was $1,400,000, which was paid on January 5, 2000 plus an amount to be determined later for inventory.

It is estimated that this acquisition accompanied by the Zue Corporation acquisition by Indian Industries will increase sporting goods sales by $10,000,000 to $12,000,000 in 2000.

On February 24, 2000, the Company announced an offer to purchase up to 700,000 shares of its common stock at a price of $14.50 to $18 per share through a Dutch Auction tender offer. The offer will expire on Friday, March 24, 2000 unless extended.






                                     (F-21)

                          INDEPENDENT AUDITOR'S REPORT



Stockholders and Board of Directors
Escalade, Incorporated
Evansville, Indiana


We have audited the consolidated financial statements of Escalade, Incorporated as of December 25, 1999 and December 26, 1998 and for each of the three years in the period ended December 25, 1999 and have issued our report thereon dated February 3, 2000; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Escalade, Incorporated listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

OLIVE LLP

Evansville, Indiana
February 3, 2000





                                     (S-1)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                 COL. A                      COL. B                  COL. C                   COL. D           COL. E
--------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
                                                        ----------------------------------
                                                                            CHARGED TO
                                           BALANCE AT      CHARGED TO         OTHER                            BALANCE
                                           BEGINNING        COSTS AND       ACCOUNTS--      DEDUCTIONS--        AT END
              DESCRIPTION                  OF PERIOD        EXPENSES         DESCRIBE        DESCRIBE (2)      OF PERIOD
---------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
   and discounts (1)
   Fiscal year ended December 25, 1999        $581,830        $577,150                         $397,617         $761,363
   Fiscal year ended December 26, 1998         893,434         371,672                          683,276          581,830
   Fiscal year ended December 27, 1997         681,606         474,050                          262,222          893,434


(1)   Deducted from related assets
(2)   Accounts charged off, less recoveries




                                     (S-2)

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ESCALADE, INCORPORATED
By:   \s\C. W. "Bill" Reed                                                            March 10, 2000
-------------------------------------------
      C. W. "Bill" Reed
      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                               Chief Executive Officer
                                               and Director
\s\C. W. Reed                                  (Principal Executive Officer)          March 10, 2000
-------------------------------------------
C. W. Reed


\s\Robert E. Griffin                           Chairman and Director                  March 10, 2000
-------------------------------------------
Robert E. Griffin
                                               Secretary and Treasurer
                                               (Principal Financial and Accounting
\s\John R. Wilson                              Officer)                               March 10, 2000
-------------------------------------------
John R. Wilson


\s\Blaine E. Matthews, Jr.                     Director                               March 10, 2000
-------------------------------------------
Blaine E. Matthews, Jr.


\s\A. Graves Williams, Jr.                     Director                               March 10, 2000
-------------------------------------------
A. Graves Williams, Jr.


\s\Gerald J. Fox                               Director                               March 10, 2000
-------------------------------------------
Gerald J. Fox


\s\Keith P. Williams                           Director                               March 10, 2000
-------------------------------------------
Keith P. Williams


\s\Yale Blanc                                  Director                               March 10, 2000
-------------------------------------------
Yale Blanc


\s\Robert D. Orr                               Director                               March 10, 2000
-------------------------------------------
Robert D. Orr




                                     (S-3)