Form 10-Q
period 2000-03-18
ESCALADE INC
filed 2000-04-07
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 18, 2000
                          Commission File Number 0-6966


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

         The number of shares of Registrant's common stock (no par value) outstanding as of April 5, 2000 : 2,159,866

                                      INDEX

                                                                        Page No.

Part I.   Financial Information:

Item 1 -  Financial Statements:

          Consolidated Condensed Balance Sheet (Unaudited)
          March 18, 2000, March 20, 1999, and
          December 25, 1999                                                3

          Consolidated Condensed Statement of Income (Unaudited)
          Three Months Ended March 18, 2000 and March 20,1999              4

          Consolidated Condensed Statement of Cash Flows (Unaudited)
          Three Months Ended March 18, 2000 and March 20, 1999             5

          Notes to Consolidated Condensed Financial Statements             6-8

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations:                             9-10


Part II.  Other Information                                                10

          Signatures                                                       10

          Exhibit 10.21                                                    11-16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

(Dollars in Thousands)                      March 18,         March 20,    December 25,
                                            2000              1999         1999
                                            -------------------------------------------
ASSETS
Current assets:
         Cash                               $      7          $    689     $  1,756
         Receivables, less allowances of
         $811, $695 and $761                  13,609           11,857        24,773
         Inventories                          13,926           11,758        12,432
         Prepaid expense                          59              148           126
         Deferred income tax benefit           1,248            1,057         1,248
                                            --------         --------      --------
TOTAL CURRENT ASSETS                          28,849           25,509        40,335

Property, plant, and equipment                34,785           35,678        33,516
Accum. depr. and amortization                (24,716)         (25,922)      (24,126)
                                            --------         --------      --------
                                              10,069            9,756         9,390

Other assets                                   5,274            2,904         5,396
Goodwill                                      11,537            5,539        11,729
                                            --------         --------      --------
                                            $ 55,729         $ 43,708      $ 66,850
                                            ========         ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable - bank               $  1,000         $     --      $  9,570
         Current portion of long-term debt     2,000            2,300         2,000
         Trade accounts payable                3,742            1,957         2,967
         Accrued liabilities                   9,081            9,310         9,590
         Federal income tax payable              544              267         1,310
                                            --------         --------      --------
TOTAL CURRENT LIABILITIES                     16,367           13,834        25,437

Other Liabilities:
         Long-term debt                        7,700            2,400        10,700
         Deferred compensation                 1,304            1,190         1,275
         Deferred income tax liability            --                6            --
                                            --------         --------      --------
                                               9,004            3,596        11,975
Stockholders' equity:
         Preferred stock:
         Authorized 1,000,000 shares;
           no par value, none issued
         Common stock:
         Authorized 10,000,000 shares;
           no par value,Issued and
           outstanding - 2,918,178,
           3,066,655, and 2,918,178 at
           3-18-00, 3-20-99, and 12-25-99      2,918            5,226         2,918
         Retained earnings                    27,238           20,822        26,319
         Accumulated other comprehensive
           income                                202              230           201
                                            --------         --------      --------
                                              30,358           26,278        29,438
                                            --------         --------      --------
                                            $ 55,729         $ 43,708      $ 66,850
                                            ========         ========      ========

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                                                     Three Months Ended
                                                              March 18, 2000    March 20, 1999
                                                              --------------    --------------
Net sales                                                           $17,575           $12,978

Costs, expenses and other income:
         Cost of products sold                                       11,578             8,893
         Selling, administrative and
         general expenses                                             3,858             3,103
         Interest                                                       234               144
         Amortization of goodwill                                       192                91
         Other (income) expense                                         118               (24)
                                                                    -------           -------
                                                                     15,980            12,207

INCOME BEFORE INCOME TAXES                                            1,595               771

Provision for income taxes                                              676               337
                                                                    -------           -------
NET INCOME                                                          $   919           $   434
                                                                    =======           =======

Per share data:

         Basic earnings per share                                   $   .31           $   .14

         Diluted earnings per share                                 $   .31           $   .14

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

NET INCOME                                                          $   919           $   434

UNREALIZED GAIN (LOSS)ON SECURITIES,
  NET OF TAX                                                              1               (11)
                                                                    -------           -------
COMPREHENSIVE INCOME                                                $   920           $   423
                                                                    =======           =======

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)

                                                           Three Months Ended
                                                    March 18, 2000    March 20, 1999
Operating Activities:                               --------------------------------
         Net Income                                 $    919          $    434

         Depreciation and amortization                   782               674
         Adjustments necessary to reconcile
         net income to net cash provided by
         operating activities                          9,389            15,245
                                                    --------          --------

         Net cash provided by operating
         activities                                   11,090            16,353
                                                    --------          --------
Investing Activities:
         Purchase of property and equipment             (169)             (235)
         Purchase of certain assets of
         Lifetime Products, Inc.                      (1,100)               --
                                                    --------          --------

         Net cash used by investing activities        (1,269)             (235)
                                                    --------          --------
Financing Activities:
         Net decrease in notes payable- bank         (11,570)          (11,800)
         Purchase of common stock                         --            (1,032)
         Proceeds from exercise of stock options          --               185
         Payment of cash dividend                         --            (3,122)
                                                    --------          --------

         Net cash used by financing activities       (11,570)          (15,769)
                                                    --------          --------

Increase (Decrease) in cash                           (1,749)              349

Cash, beginning of period                              1,756               340
                                                    --------          --------

Cash, end of period                                 $      7          $    689
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

Note B - Seasonal Aspects
-------------------------

         The results of operations for the three month periods ended March 18, 2000 and March 20, 1999 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                                            3-18-00           3-20-99          12-25-99
                                            -------           -------          --------
                  Raw Materials             $ 4,311           $ 3,226          $ 4,063

                  Work In Process             2,906             3,161            3,184

                  Finished Goods              6,709             5,371            5,185
                                            -------           -------          -------
                                            $13,926           $11,758          $12,432
                                            =======           =======          =======

Note D - Income Taxes
---------------------

         The provision for income taxes was computed based on financial statement income.

Note E - Earnings Per Share
-----------------------------

Earnings per share (EPS) were computed as follows:

                                                                       Three Months Ended
                                                                          March 18, 2000
                                                    -------------------------------------------------------
                                                                             Weighted
                                                                              Average             Per Share
                                                       Income                 Shares                Amount
                                                       -------               ---------            ----------

Net Income                                               $ 919
                                                       -------
Basic Earnings per Share
 Income available to common
   stockholders                                            919                 2,918                    $.31
                                                                                                     =======
Effect of Dilutive Securities

 Stock options                                                                     5
                                                       -------               -------
Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                           $ 919                 2,923                    $.31
                                                       =======               =======                 =======

                                                                       Three Months Ended
                                                                          March 20, 1999
                                                    -------------------------------------------------------
                                                                             Weighted
                                                                              Average             Per Share
                                                       Income                 Shares                Amount
                                                       -------               ---------            ----------

Net Income                                               $ 434
                                                       -------
Basic Earnings per Share
 Income available to common
   stockholders                                            434                 3,114                    $.14
                                                                                                     =======
Effect of Dilutive Securities

 Stock options                                                                     3
                                                       -------               -------

Diluted Earnings Per Share
 Income available to common
   stockholders and assumed
   conversions                                           $ 434                 3,117                    $.14
                                                       =======               =======                 =======

Note F - Segment Information
-----------------------------

                                                                As of and for the Three Months Ended
                                                                            March 18, 2000
                                                    -------------------------------------------------------------
                                                                      Office and
                                                      Sporting          Graphic
                                                        Goods            Arts           Corporate         Total
                                                      --------        ----------        ---------       ---------
Revenues from external customers                       $ 9,023           $ 8,552          $    --        $ 17,575

Net income                                                 (31)            1,015              (65)            919

Assets                                                 $28,301           $23,239           $4,189        $ 55,729

                                                                 As of and for the Three Months Ended
                                                                            March 20, 1999
                                                    -------------------------------------------------------------
                                                                      Office and
                                                      Sporting          Graphic
                                                        Goods            Arts           Corporate         Total
                                                      --------        ----------        ---------       ---------
Revenues from external customers                       $ 5,602           $ 7,376           $   --        $ 12,978

Net income                                                (425)              858                1             434

Assets                                                 $19,745           $20,656           $3,307        $ 43,708

ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS


          The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.

RESULTS OF OPERATIONS

FIRST QUARTER COMPARISON 2000 vs. 1999


          Net sales were $17,575,000 in the first quarter of 2000 as compared to $12,978,000 in the first quarter of 1999 an increase of $4,597,000 or 35.4%. Net sales of sporting goods increased $3,421,000 or 61.1% and net sales of office and graphic arts products increased $ 1,176,000 or 15.9%.

          The increase in sporting goods net sales was about 1/3 due to the Zue acquisition products (upper end basketball systems) and 2/3 due to some sales increases this year and prior year sales being adversely impacted by excess inventory carryover by a major customer which reduced first quarter requirements mainly in game parlor products. The increase in office and graphic arts machines and equipment net sales was mainly due to the Mead Hatcher acquisition products which were not in last year's first quarter.

          Cost of sales was $11,578,000 in the first quarter of 2000 as compared to $8,893,000 in the first quarter of 1999, an increase of $2,685,000 or 30.2%.

          Cost of sales as a percentage of net sales was 65.9% in the first quarter of 2000 as compared to 68.5% in the first quarter of 1999. Sporting goods cost of sales as a percentage of net sales decreased 10.2% and office and graphic arts machines and equipment cost of sales as a percentage of net sales decreased 1.2%. Sporting goods cost of sales decrease was mainly due to the increased volume resulting in higher factory expense absorption. Office and graphic arts machines and equipment cost of sales decrease was mainly in factory expense.

          Selling, general, and administrative expenses were $3,858,000 in the first quarter of 2000 as compared to $3,103,000 in the first quarter of 1999, an increase of $755,000 or 24.3%.

          Selling, general and administrative expenses as a percentage of net sales was 21.9% in the first quarter of 2000 as compared to 23.9% in the first quarter of 1999. This decrease as a percentage of net sales was mainly due to the higher sales volume.

          Interest expense increased $90,000 to $234,000 in 2000 from $144,000 in 1999, an increase of 62.5% due to higher average borrowing levels and higher interest rates.

          The effective income tax rate for the first quarter of 2000 was 42.4% as compared to 43.7% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's net cash provided by operating activities was $11,090,000 in the first quarter of 2000 as compared to $16,353,000 in the first quarter of 1999. Most of the cash provided by operating activities was from collection of the year end accounts receivable during the first quarter. The net accounts receivable balance at the end of the year was $24,773,000 and at the end of the first quarter the net accounts receivable balance was $13,609,000. The Company's net cash used for investing activities was $1,269,000 in the first quarter of 2000 as compared to $235,000 in the first quarter of 1999. $1,100,000 of this increase was due to the purchase of Lifetime table tennis assets. The Company's net cash used by financing activities was $11,570,000 in the first quarter of 2000 as compared to $15,769,000 in the first quarter of 1999. The cash used by financing activities was for the pay down of bank debt. At the end of the year, the bank debt was $22,270,000 and at the end of the first quarter the bank debt bank was $10,700.000.

          The Company's working capital requirements are currently funded by cash flow from operations and a domestic line of credit in the amount of $12,000,000 which includes letters of credit. The outstanding loans under the domestic line of credit bear interest at either of the following rates, as selected by the Company from time to time; the bank's prime lending rate or the London Inter-Bank Offered Rate plus 1.00%. There was $1,000,000 borrowed under this domestic line of credit at the end of the first quarter.

          On March 31,2000 the Company completed its Dutch Auction with the purchase of 758,312 shares of its Common stock from its stockholders at a price of $18.00 per share. This transaction was financed by additional term debt from Bank One in the amount of $13.5 million. This increased the Company's long term bank debt with Bank One to $20.5 million payable over a 5-year period in annual installments of $4.1 million on March 31.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 18, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ESCALADE, INCORPORATED



Date:     April 5, 2000                    C. W. (Bill) Reed
          --------------                   ----------------------------
                                           C. W. (Bill) Reed
                                           President and Chief Executive Officer



Date:     April 5, 2000                    John R. Wilson
          --------------                   ----------------------------
                                           John R. Wilson
                                           Vice President and
                                           Chief Financial Officer