Form 10-Q
period 2000-07-08
ESCALADE INC
filed 2000-07-28
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended July 8, 2000
                          Commission File Number 0-6966


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



         The number of shares of Registrant's common stock (no par value) outstanding as of July 26, 2000: 2,167,753

                                      INDEX

                                                                       Page No.

Part I.    Financial Information:

Item 1 -   Financial Statements:

           Consolidated Condensed Balance Sheet (Unaudited) --
           July 8, 2000, July 10, 1999, and
           December 25, 1999                                                 3

           Consolidated Condensed Statement of Income (Unaudited) --
           Three Months and Six Months Ended
           July 8, 2000 and July 10,1999                                     4

           Consolidated Condensed Statement of Cash Flows (Unaudited) --
           Six Months Ended July 8, 2000 and July 10, 1999                   5

           Notes to Consolidated Condensed Financial Statements
           (Unaudited)                                                      6-9

Item 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations:                            10-11


Part II.   Other Information                                                12

Item 4 -   Submission of matters to a Vote of Securities Holders            12

Item 5 -   Other Information                                                12

Item 6 -   Exhibits and Reports on Form 8-K                                12-13

           Signatures                                                       14

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

(Dollars in Thousands)                      July 8,                 July 10,             December 25,
                                            2000                    1999                 1999
                                            ---------------------------------------------------------
ASSETS
Current assets:
   Cash                                      $    207              $    230              $  1,756
   Receivables, less allowances of
      $937, $532 and $761                      13,985                 9,690                24,773
   Inventories                                 19,024                13,800                12,432
   Prepaid expense                                 63                   430                   126
   Deferred income tax benefit                  1,248                 1,057                 1,248
                                             --------              --------              --------
TOTAL CURRENT ASSETS                           34,527                25,207                40,335

Property, plant, and equipment                 34,983                35,866                33,516
   Accum. depr. and amortization              (25,520)              (26,402)              (24,126)
                                             --------              --------              --------
                                                9,463                 9,464                 9,390

Goodwill                                       11,260                 7,122                11,729
Other assets                                    5,059                 4,020                 5,396
                                             --------              --------              --------
                                             $ 60,309              $ 45,813              $ 66,850
                                             ========              ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - bank                      $  6,744              $  5,275              $  9,570
   Current portion of long-term debt            2,850                   300                 2,000
   Trade accounts payable                       3,829                 3,006                 2,967
   Accrued liabilities                          8,598                 7,067                 9,590
   Federal income tax payable                      32                    31                 1,310
                                             --------              --------              --------
TOTAL CURRENT LIABILITIES                      22,053                15,679                25,437

Other Liabilities:
   Long-term debt                              19,100                 2,400                10,700
   Deferred compensation                        1,155                 1,222                 1,275
                                             --------              --------              --------
                                               20,255                 3,622                11,975
Stockholders' equity:
   Preferred stock:
      Authorized 1,000,000 shares;
      no par value, none issued
   Common stock:
      Authorized 10,000,000 shares;
      no par value,Issued and
      outstanding - 2,167,753,
      3,050,739, and 2,918,178 at
      7-8-00, 7-10-99, and 12-25-99             2,168                 4,987                 2,918
   Retained earnings                           15,625                21,234                26,319
   Accumulated other comprehensive
      income                                      208                   291                   201
                                             --------              --------              --------
                                               18,001                26,512                29,438
                                             --------              --------              --------
                                             $ 60,309              $ 45,813              $ 66,850
                                             ========              ========              ========


See notes to Consolidated Condensed Financial Statements.


ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                                        Three Months Ended                      Six Months Ended
                                                     July 8,            July 10,            July 8,           July 10,
                                                     2000               1999                2000              1999
                                                     ------------------------------------------------------------------

Net sales                                              $ 24,035        $ 17,086           $ 41,610        $ 30,064

Costs, expenses and other income:
   Cost of products sold                                 15,846          11,935             27,424          20,828
   Selling, administrative and
      general expenses                                    5,292           4,290              9,150           7,393
   Interest                                                 637             109                871             253
   Amortization of goodwill                                 305             134                497             225
   Other (income) expense                                    48             (56)               166             (80)
   Gain on disposal of Escalade
      International                                        --              (103)              --              (103)
                                                       --------        --------           --------        --------
                                                         22,128          16,309             38,108          28,516

INCOME BEFORE INCOME TAXES                                1,907             777              3,502           1,548


Provision for income taxes                                  734             365              1,410             702
                                                       --------        --------           --------        --------

NET INCOME                                             $  1,173        $    412           $  2,092        $    846
                                                       ========        ========           ========        ========


Per share data:

   Basic earnings per share                            $    .52        $    .13           $    .83        $    .27

   Diluted earnings per share                          $    .52        $    .13           $    .82        $    .27




CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


NET INCOME                                             $  1,173        $    412           $  2,092        $    846

UNREALIZED GAIN ON
   SECURITIES, NET OF TAX                                     6              61                  7              50
                                                       --------        --------           --------        --------
COMPREHENSIVE INCOME                                   $  1,179        $    473           $  2,099        $    896
                                                       ========        ========           ========        ========




See notes to Consolidated Condensed Financial Statements.


ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)



                                                                   Six Months Ended
                                                         July 8,2000        July 10,1999
                                                          -------------------------------

Operating Activities:
   Net Income                                               $  2,092             $    846

   Depreciation and amortization                               1,891                1,551

   Adjustments necessary to reconcile
      net income to net cash provided by
      operating activities                                     3,219               11,641
                                                            --------             --------

   Net cash provided by operating
      activities                                               7,202               14,038
                                                            --------             --------

Investing Activities:

   Purchase of property and equipment                           (539)              (1,415)
   Purchase of certain assets of
      Lifetime Products, Inc.                                 (1,100)                --
                                                            --------             --------

   Net cash used by investing activities                      (1,639)              (1,415)
                                                            --------             --------

Financing Activities:

   Net decrease in notes pay.- bank                           (2,826)              (2,525)
   Net increase (decrease) in
      long-term debt                                           9,250               (6,000)
   Proceeds from exercise of stock options                       114                  277
   Purchase of common stock                                  (13,650)              (1,363)
   Payment of cash dividend                                     --                 (3,122)
                                                            --------             --------

   Net cash used by financing activities                      (7,112)             (12,733)
                                                            --------             --------

Decrease in cash                                              (1,549)                (110)

Cash, beginning of period                                      1,756                  340
                                                            --------             --------

Cash, end of period                                         $    207             $    230
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

Note B - Seasonal Aspects
-------------------------

         The results of operations for the six month periods ended July 8, 2000 and July 10, 1999 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                                        7-8-00     7-10-99     12-25-99
                                       -------     -------     --------
                Raw Materials          $ 5,247     $ 4,396     $ 4,063
                Work In Process          3,375       3,165       3,184
                Finished Goods          10,402       6,239       5,185
                                       -------     -------     -------
                                       $19,024     $13,800     $12,432
                                       =======     =======     =======
Note D - Income Taxes
---------------------

         The provision for income taxes was computed based on financial statement income.

Note E - Earnings Per Share
-----------------------------
Earnings per share (EPS) were computed as follows:

                                                                       Three Months Ended
                                                                          July 8, 2000
                                                            -------------------------------------------
                                                                           Weighted
                                                                           Average     Per Share
                                                              Income        Shares       Amount
                                                              -------     ---------    ---------

          Net Income                                          $1,173
                                                              ------
          Basic Earnings per Share
             Income available to common
                stockholders                                   1,173        2,245         $   .52
                                                                                          =======
          Effect of Dilutive Securities
             Stock options                                                      5
                                                              ------       ------
          Diluted Earnings Per Share
             Income available to common
                stockholders and assumed
                conversions                                   $1,173        2,250         $   .52
                                                              ======       ======         =======

                                                                       Three Months Ended
                                                                          July 10, 1999
                                                            -------------------------------------------
                                                                           Weighted
                                                                           Average     Per Share
                                                              Income        Shares       Amount
                                                              -------     ---------    ---------

          Net Income                                          $  412
                                                              ------
          Basic Earnings per Share
             Income available to common
                stockholders                                     412        3,060         $   .13
                                                                                          =======
          Effect of Dilutive Securities
             Stock options                                                      4
                                                              ------       ------

          Diluted Earnings Per Share
             Income available to common
                stockholders and assumed
                conversions                                   $  412        3,064         $   .13
                                                              ======       ======         =======

Note E - Earnings Per Share

-----------------------------
Earnings per share (EPS) were computed as follows:

                                                                      Six Months Ended
                                                                        July 8, 2000
                                                    ----------------------------------------------------
                                                                          Weighted
                                                                          Average              Per Share
                                                     Income                Shares                Amount
                                                    -------              ---------             ----------

Net Income                                           $ 2,092
                                                     -------
Basic Earnings per Share
   Income available to common
      stockholders                                     2,092                 2,534                   $.83
                                                                                                  =======
Effect of Dilutive Securities
   Stock options                                                                 5
                                                     -------              --------
Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                                    $ 2,092                 2,539                   $.82
                                                     =======              ========                =======

                                                                       Six Months Ended
                                                                         July 10, 1999
                                                     ------------------------------------------------------
                                                                            Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------

Net Income                                           $   846
                                                     -------
Basic Earnings per Share
   Income available to common
      stockholders                                       846                 3,083                   $.27
                                                                                                  =======
Effect of Dilutive Securities
   Stock options                                                                 4
                                                     -------               -------

Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                                    $   846                 3,087                   $.27
                                                     =======               =======                =======


Note F - Segment Information
-----------------------------

                                                       As of and for the Six Months Ended
                                                                  July 8, 2000
                                     -----------------------------------------------------------------
                                                      Office and
                                     Sporting           Graphic
                                       Goods              Arts            Corporate            Total
                                     --------          ----------         ---------          ---------
Revenues from external customers       $21,919           $19,691              --              $41,610

Net Income                                 231             2,414              (553)             2,092

Assets                                 $29,923           $29,026           $ 1,360            $60,309







                                                      As of and for the Six Months Ended
                                                                 July 10, 1999
                                     -----------------------------------------------------------------
                                                      Office and
                                     Sporting           Graphic
                                       Goods              Arts            Corporate            Total
                                     --------          ----------         ---------          ---------
Revenues from external customers       $ 13,161          $ 16,903          $   --             $ 30,064

Net Income                                 (885)            1,753               (22)               846

Assets                                 $ 18,476          $ 23,220          $  4,117           $ 45,813

ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.

RESULTS OF OPERATIONS

SECOND QUARTER COMPARISON 2000 vs. 1999


          Net sales were $24,035,000 in the second quarter of 2000 as compared to $17,086,000 in the second quarter of 1999 an increase of $6,949,000 or 40.7%. Sales of sporting goods increased $5,337,000 or 70.6% and sales of office and graphic arts products increased $1,612,000 or 16.9%.

          The increase in sporting goods net sales for the quarter was about 75% due to the Zue acquisition products (upper end basketball systems) and about 25% due to unit sales increases in game parlor products. The increase in office and graphic arts machines and equipment net sales was mainly due to the Mead Hatcher acquisition products (computer accessories) which were only shipped for one week of last years second quarter.

          Cost of sales was $15,846,000 in the second quarter of 2000 as compared to $11,935,000 in the second quarter of 1999, an increase of $3,911,000 or 32.8%.

          Cost of sales as a percentage of net sales was 65.9% in the second quarter of 2000 as compared to 69.9% in the second quarter of 1999. Sporting goods cost of sales as a percentage of net sales decreased 11.7% and office and graphic arts cost of sales as a percentage of net sales decreased 2.5%. The decrease in the sporting goods cost of sales percentage of net sales was due mainly to the increased volume resulting in higher factory expense absorption. The decrease in office and graphic arts cost of sales percentage of net sales was mainly in factory expense.

          Selling, general, and administrative expenses were $5,292,000 in the second quarter of 2000 as compared to $4,290,000 in the second quarter of 1999, an increase of $1,002,000 or 23.4%.

          Selling, general and administrative expenses as a percentage of net sales was 22.0% in the second quarter of 2000 as compared to 25.1% in the second quarter of 1999. This decrease as a percentage of net sales was mainly in the sporting goods segment and was due to the increased sales level.

          Interest expense increased $528,000 to $637,000 in 2000 from $109,000 in 1999, an increase of 484.4% due to higher borrowing levels from acquisitions and stock repurchases.

FIRST HALF COMPARISON 2000 VS. 1999

          Net sales were $41,610,000 in the first half of 2000 as compared to $30,064,000 in the first half of 1999, an increase of $11,546,000 or 38.4%.
Sales of sporting goods increased $8,758,000 or 66.5% and sales of office and graphic arts products increased $2,788,000 or 16.5%.

          The increase in sporting goods net sales for the first half was about 60% due to the Zue acquisition products (upper end basketball systems) and 40% due to stronger demand for our products, primarily game parlor, due to improved sell through by our retail partners in the prior year. The increase in office and graphic arts machines and equipment net sales was all in the Mead Hatcher acquisition products (computer accessories) which offset some decreases in other products.

ESCALADE, INCORPORATED AND SUBSIDIARIES

RESULTS OF OPERATIONS CONTINUED

          Cost of sales was $27,424,000 in the first half of 2000 as compared to $20,828,000 in 1999, an increase of $6,596,000 or 31.7%.

          Cost of sales as a percentage of net sales was 65.9% in the first half of 2000 as compared to 69.3% in the first half of 1999. Sporting goods cost of sales as a percentage of net sales decreased 11.1% and office and graphic arts cost of sales as a percentage of net sales decreased 2.0%. The decrease in the sporting goods cost of sales percentage of net sales was due mainly to the increased volume resulting in higher factory expense absorption. The decrease in office and graphic arts cost of sales percentage of net sales was mainly in factory expense.

          Selling, general, and administrative expenses were $9,150,000 in the first half of 2000 as compared to $7,393,000 in the first half of 1999, an increase of $1,757,000 or 23.7%.

          Selling, general, and administrative expenses as a percentage of net sales were 22.0% in 2000 as compared to 24.6% in 1999. The decrease in these expenses as a percentage of net sales was mainly due to higher sales volume in the sporting goods segment.

          Interest expense was $871,000 in the first half of 2000 as compared to $253,000 in the first half of 1999, an increase of $618,000 or 244.3%. This increase was due to higher average borrowing levels in the first half of 2000 and higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's net cash provided by operating activities was $7,202,000 in the first half of 2000 as compared to $14,038,000 in the first half of 1999. Most of the cash provided by operating activities was from collection of the year end accounts receivable. The net accounts receivable balance at the end of the year in 1999 was $24,773,000 and at the end of the first half of 2000, the net accounts receivable balance was $13,985,000. The lower cash provided in 2000 was the result of a higher increase in inventory as compared to 1999. Inventories at the end of the first half of 2000 were $19,024,000 as compared to $13,800,000 at the end of the first half of 1999, an increase of $5,224,000. The Company's net cash used for investing activities was $1,639,000 in the first half of 2000 as compared to $1,415,000 in the first half of 1999. The Company's net cash used by financing activities was $7,112,000 in the first half of 2000 as compared to $12,733,000 in the first half of 1999. In 2000, the net cash used was primarily for the purchase of company stock in a Dutch Auction.

          The Company's working capital requirements are currently funded by cash flow from operations and a domestic line of credit in the amount of $30,000,000, which includes a letter of credit facility in the amount of $2,000,000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ESCALADE, INCORPORATED AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1, 2, and 3. Not Required.

Item 4. Submission of Matters to a Vote of Securities Holders.

The annual meeting of the Registrant was held at the offices of the Company in Evansville, Indiana on April 29, 2000. Proxy materials had been circulated on March 31, 2000, proposing the election of seven members to the Board of Directors for a one year term, and the appointment of Olive LLP to serve as independent auditors of the Company for the year 2000.

The stockholders approved the election of Yale A. Blanc, Robert E. Griffin, Blaine E. Matthews, Jr., Robert D. Orr, C. W. ("Bill") Reed, A. Graves Williams, Jr., and Keith P. Williams to the Board of Directors, and the appointment of Olive LLP as the Company's independent auditors.

Item 5.  Other Information

          On May 15, 2000, Indian-Martin AG, the Company's directly owned subsidiary, obtained a $30,000,000 credit facility from Bank One, Indiana, National Association. Indian-Martin will borrow funds from time to time under that credit facility to purchase eligible accounts receivable from Escalade's operating subsidiaries, which accounts are and will be pledged to secure Indian-Martin's borrowings from Bank One. The Company's operating subsidiaries will continue to service all such accounts receivable. The Company believes that this financing arrangement will provide the Company and its domestic operating subsidiaries increased liquidity with respect to their outstanding receivables. The material documents relating to this financing arrangement are included as exhibits to this report.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Number         Description

3.1            Articles of incorporation of Escalade, Incorporated(1)

3.2            By-Laws of Escalade, Incorporated(2)

10.1 Credit Agreement dated as of May 15, 2000 by and between Indian-Martin AG and Bank One, Indiana, National Association (excluding exhibits and schedules not deemed to be material)

10.2 Revolving Note dated as of May 15, 2000 in principal amount of $30,000,000 executed by Indian-Martin AG in favor of Bank One, Indiana, National Association

10.3 Pledge Agreement dated as of May 15, 2000 by Indian-Martin AG in favor of Bank One, Indiana, National Association

10.4 Collateral Assignment and Security Agreement dated as of May 15, 2000 by Indian-Martin AG in favor of Bank One, Indiana, National Association

----------------------

         1 Incorporated by reference from the Company's Form S-2 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987

         2 Incorporated by reference from the Company's Form S-2 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987

10.5 Receivables Purchase Agreement dated as of May 15, 2000 between Indian-Martin AG and Indian Industries, Inc.(3)

10.6 Services Agreement dated as of May 15, 2000 between Indian-Martin AG and Indian Industries, Inc.(4)

10.7 Subordinated Promissory Note dated as of May 15, 2000 in principal amount of $5,086,501.81 executed by Indian Industries, Inc. in favor of Indian-Martin AG(5)

10.8 Standby and Subordination Agreement dated as of May 15, 2000 among Bank One, Indiana, National Association, Indian-Martin AG and Indian Industries, Inc.(6)

10.9 Promissory Note dated as of May 15, 2000 in principal amount of $13,153,045.33 executed by Escalade, Incorporated in favor of Indian-Martin AG

10.10 Escalade Subordination Agreement dated as of May 15, 2000 between Escalade, Incorporated and Bank One, Indiana, National Association

10.11 Offset Waiver Agreement dated as of May 15, 2000 among Escalade, Incorporated and Bank One, Indiana, National Association, Indian-Martin AG, Indian Industries, Inc.,Harvard Sports, Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc.

10.12 Tenth Amendment dated as of May 15, 2000 between Escalade, Incorporated and Bank One, Indiana, National Association to Amended and Restated Credit Agreement

10.13 Agreement dated as of May 1, 2000 by and between Indian Industries, Inc. d/b/a Escalade Sports and International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO, and Local 848

27                Financial Data Schedule



(b)       Reports on Form 8-K

          None.






-----------------------------------

       3 Substantially similar Receivables Purchase Agreements were also entered into by each of the Registrant's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc., with Indian-Martin AG.

       4 Substantially similar Services Agreements were also entered into by each of the Registrant's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc., with Indian-Martin AG.

       5 Substantially similar Subordinated Promissory Notes were also entered into by each of the Registrant's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc., with Indian-Martin AG in the respective principal amounts of $1,343,202.65, $3,130,191.08 and $3,593,149.78.

       6 Substantially similar Standby and Subordination Agreements were also entered into by each of the Registrant's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc., with Indian-Martin AG and Bank One, Indiana, National Association.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ESCALADE, INCORPORATED



Date:     July 28,2000                C. W. (Bill) Reed
          --------------              ----------------------------
                                      C. W. (Bill) Reed
                                      President and Chief Executive Officer



Date:     July 28, 2000               John R. Wilson
          --------------              ----------------------------
                                      John R. Wilson
                                      Vice President and
                                      Chief Financial Officer