Form 10-Q
period 2000-09-30
ESCALADE INC
filed 2000-10-20
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2000
                          Commission File Number 0-6966


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

     The number of shares of Registrant's common stock (no par value) outstanding as of October 18, 2000: 2,167,753

                                      INDEX

                                                                        Page No.
Part I.  Financial Information:

Item 1 - Financial Statements:

         Consolidated Condensed Balance Sheet (Unaudited)
         September 30, 2000, October 2, 1999, and
         December 25, 1999                                                 3

         Consolidated Condensed Statement of Income (Unaudited)
         Three Months and Nine Months Ended
         September 30, 2000 and October 2, 1999                            4

         Consolidated Statement of Comprehensive
         Income (Unaudited) Three Months and
         Nine Months Ended September 30, 2000
         and October 2, 1999                                               4

         Consolidated Condensed Statement of Cash Flows (Unaudited)
         Nine Months Ended September 30, 2000 and October 2, 1999          5

         Notes to Consolidated Condensed Financial Statements            6 - 9

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations:                           10 - 11

Item 3 - Quantitative and Qualitative Disclosures About
         Market Risk                                                      11

Part II. Other Information                                                12

         Signatures                                                       12

         Exhibit 27 Financial Data Schedule                               13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

(Dollars in Thousands)                      Sept.30,    October 2,     December 25,
                                            2000        1999           1999
ASSETS                                      ---------------------------------------
Current assets:
   Cash                                     $  1,886    $    163       $  1,756
   Receivables, less allowances of
      $936, $556 and $761                     24,255      16,237         24,773
   Inventories                                20,882      16,010         12,432
   Prepaid expense                                60         258            126
   Deferred income tax benefit                   801       1,097          1,248
                                            --------    --------       --------
TOTAL CURRENT ASSETS                          47,884      33,765         40,335

Property, plant, and equipment                34,498      35,694         33,516
   Accum. depr. and amortization             (25,374)    (26,449)       (24,126)
                                            --------    --------       --------
                                               9,124       9,245          9,390

Goodwill                                      11,018       6,988         11,729
Other assets                                   4,854       3,961          5,396
                                            --------    --------       --------
                                            $ 72,880    $ 53,959       $ 66,850
                                            ========    ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - bank                     $ 12,810    $ 10,625       $  9,570
   Current portion of long-term debt           2,800         300          2,000
   Trade accounts payable                      5,545       4,862          2,967
   Accrued liabilities                        10,398       7,368          9,590
   Federal income tax payable                    675         755          1,310
                                            --------    --------       --------
TOTAL CURRENT LIABILITIES                     32,228      23,910         25,437

Other Liabilities:
   Long-term debt                             19,100       2,400         10,700
   Deferred compensation                       1,172       1,246          1,275
                                            --------    --------       --------
                                              20,272       3,646         11,975
Stockholders' equity:
   Preferred stock:
      Authorized 1,000,000 shares;
      no par value, none issued
   Common stock:
      Authorized 10,000,000 shares;
      no par value, Issued and
      outstanding - 2,167,753,
      2,945,613, and 2,918,178 at
      9-30-00, 10-02-99, and 12-25-99          2,168       3,186          2,918
   Retained earnings                          17,984      22,957         26,319
   Accumulated other comprehensive
      income                                     228         260            201
                                            --------    --------       --------
                                              20,380      26,403         29,438
                                            --------    --------       --------
                                            $ 72,880    $ 53,959       $ 66,850
                                            ========    ========       ========

See notes to Consolidated Condensed Financial Statement.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                            Three Months Ended  Nine Months Ended
                                            Sept. 30,  Oct. 2,  Sept. 30,   Oct. 2,
                                            2000       1999     2000        1999
                                            ----------------------------------------
Net sales                                   $31,560    $21,296  $73,170     $51,360

Costs, expenses and other income:
   Cost of products sold                     22,082     14,435   49,506      35,263
   Selling, administrative and
      general expenses                        4,876      3,636   14,026      11,029
   Interest                                     596        156    1,467         409
   Amortization of Goodwill                     214        134      711         359
   Other (income) expense                        (2)        47      164         (33)
   Gain on Disposal of Escalade
      International                              --         --       --        (103)
                                            -------    -------  -------     -------
                                             27,766     18,408   65,874      46,924
                                            -------    -------  -------     -------

INCOME BEFORE INCOME TAXES                    3,794      2,888    7,296       4,436

Provision for income taxes                    1,435      1,165    2,845       1,867
                                            -------    -------  -------     -------

NET INCOME                                  $ 2,359    $ 1,723  $ 4,451     $ 2,569
                                            =======    =======  =======     =======

Per share data:

   Basic earnings per share                 $  1.09    $   .57  $  1.84     $   .84

   Diluted earning per share                $  1.08    $   .57  $  1.83     $   .84


CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

NET INCOME                                  $ 2,359    $ 1,723  $ 4,451     $ 2,569

UNREALIZED GAIN (LOSS)
   ON SECURITIES, NET OF TAX                     20        (31)      27          19
                                            -------    -------  -------     -------
COMPREHENSIVE INCOME                        $ 2,379    $ 1,692  $ 4,478     $ 2,588
                                            =======    =======  =======     =======


See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)

                                                            Nine Months Ended
                                                    Sept. 30, 2000      Oct. 2, 1999
Operating Activities:                               --------------------------------
   Net Income                                       $  4,451            $ 2,569

   Depreciation and amortization                       2,765              2,253

   Adjustments necessary to reconcile
      net income to net cash provided by
      operating activities                            (4,008)             5,948
                                                    --------            -------

   Net cash provided by
      operating activities                             3,208             10,770
                                                    --------            -------

Investing Activities:

   Purchase of property and equipment                   (882)            (1,763)
   Purchase of certain assets of
      Lifetime Products, Inc.                         (1,100)                --
                                                    --------            -------

   Net cash used by investing activities              (1,982)            (1,763)
                                                    --------            -------

Financing Activities:

   Net increase in notes pay.- bank                    3,240              2,825
   Net increase (decrease) in long-term debt           9,200             (6,000)
   Proceeds from exercise of stock options               114                279
   Purchase of common stock                          (13,650)            (3,166)
   Payment of special cash dividend                       --             (3,122)
                                                    --------            -------

   Net cash used by financing activities              (1,096)            (9,184)
                                                    --------            -------

Increase (Decrease) in cash                              130               (177)

Cash, beginning of period                              1,756                340
                                                    --------            -------

Cash, end of period                                 $  1,886            $   163
                                                    ========            =======

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

Note B - Seasonal Aspects

     The results of operations for the nine month periods ended September 30, 2000 and October 2, 1999 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)

                      9-30-00  10-2-99  12-25-99
                      -------  -------  --------
     Raw Materials    $ 4,161   $ 4,210  $ 4,063
     Work In Process    4,066     3,253    3,184
     Finished Goods    12,655     8,547    5,185
                      -------   -------  -------
                      $20,882   $16,010  $12,432
                      =======   =======  =======

Note D - Income Taxes

     The provision for income taxes was computed based on financial statement income.

Note E - Earnings Per Share

Earnings per share were computed as follows:

                                                Three Months Ended
                                                September 30, 2000
                                     ----------------------------------------
                                                     Weighted
                                                      Average         Per Share
                                       Income         Shares            Amount
                                       ------        --------         ---------
Net Income                             $2,359
                                       ------
Basic Earnings per Share
   Income available to common
   stockholders                         2,359          2,168             $1.09
                                                                         =====
Effect of Dilutive Securities
   Stock options                                           8
                                       ------          -----
Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                      $2,359          2,176             $1.08
                                       ======          =====             =====

                                                Three Months Ended
                                                  October 2, 1999
                                     ----------------------------------------
                                                     Weighted
                                                      Average         Per Share
                                       Income         Shares            Amount
                                       ------        --------         ---------
Net Income                             $1,723
                                       ------
Basic Earnings per Share
   Income available to common
      stockholders                      1,723          3,038             $ .57
                                                                         =====
Effect of Dilutive Securities
   Stock options                                           4
                                       ------          -----

Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                      $1,723          3,042             $ .57
                                       ======          =====             =====

Earnings per share were computed as follows:

                                                 Nine Months Ended
                                                 September 30, 2000
                                     ----------------------------------------
                                                     Weighted
                                                      Average         Per Share
                                       Income         Shares            Amount
                                       ------        --------         ---------
Net Income                             $4,451
                                       ------
Basic Earnings per Share
   Income available to common
      stockholders                      4,451          2,424             $1.84
                                                                         =====
Effect of Dilutive Securities
   Stock options                                           8
                                       ------          -----
Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                      $4,451          2,432             $1.83
                                       ======          =====             =====

                                                 Nine Months Ended
                                                  October 2, 1999
                                     ----------------------------------------
                                                     Weighted
                                                      Average         Per Share
                                       Income         Shares            Amount
                                       ------        --------         ---------
Net Income                             $2,569
                                       ------
Basic Earnings per Share
   Income available to common
      stockholders                      2,569          3,069             $ .84
                                                                         =====
Effect of Dilutive Securities
   Stock options                                           4
                                       ------          -----

Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                      $2,569          3,073             $ .84
                                       ======          =====             =====

Note F - Segment Information

                                         As of and for the Nine Months Ended
                                                  September 30, 2000
                                    ---------------------------------------------
                                               Office and
                                    Sporting    Graphic
                                     Goods        Arts      Corporate      Total
                                    --------   ----------   ---------     -------
Revenues from external customers    $45,085      $28,085     $   --       $73,170

Net income (loss)                     1,990        3,362       (901)        4,451

Assets                              $46,792      $22,025     $4,063       $72,880

                                         As of and for the Nine Months Ended
                                                  October 2, 1999
                                    ---------------------------------------------
                                               Office and
                                    Sporting    Graphic
                                     Goods        Arts      Corporate      Total
                                    --------   ----------   ---------     -------
Revenues from external customers    $25,668      $25,692     $   --       $51,360

Net income (loss)                       (11)       2,524         56         2,569

Assets                              $26,340      $23,565     $4,054       $53,959

ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.

RESULTS OF OPERATIONS

THIRD QUARTER COMPARISON 2000 vs. 1999

     Net sales were $31,560,000 in the third quarter of 2000 as compared to $21,296,000 in the third quarter of 1999, an increase of $10,264,000 or 48.2%. Sales of sporting goods increased $10,659,000, or 85.2% and sales of office and graphic arts products decreased $395,000 or 4.5%.

     The increase in sporting goods net sales for the quarter was about 10% in the Zue acquisition product (upper end basketball systems) and about 90% in game parlor products (pool tables, table tennis tables, game tables and equipment). The decrease in office and graphic arts products net sales for the quarter was mainly in the master paper punches and catalog racks and the Mead Hatcher computer accessories product lines.

     Cost of sales was $22,082,000 in the third quarter of 2000 as compared to $14,435,000 in the third quarter of 1999.

     Cost of sales as a percentage of net sales was 70.0% in the third quarter of 2000 as compared to 67.8% in the third quarter of 1999. This increase in cost of sales as a percentage of net sales was in sporting goods and was mainly due to higher sales volume of imported products which have lower margins.

     Selling, general, and administrative expenses were $4,876,000 in the third quarter of 2000 as compared to $3,636,000 in the third quarter of 1999, an increase of $1,240,000 or 34.1%.

     Selling, general and administrative expenses as a percentage of net sales were 15.5% in the third quarter of 2000 as compared to 17.1% in the third quarter of 1999. This decrease as a percentage of net sales was mainly due to the higher sales volume in the sporting goods segment.

     Interest expense increased $440,000 or 282.1% from $156,000 last year to $596,000 this year because of higher average borrowing levels.

     Net income for the quarter this year was $2,359,000 as compared to $1,723,000 last year, an increase of $636,000 or 36.9%. This increase was $885,000 in sporting goods, $177,000 in office and graphic arts and corporate was down by $426,000.

NINE MONTHS COMPARISON 2000 VS. 1999

     Net sales were $73,170,000 in the first nine months of 2000 as compared to $51,360,000 in the first nine months of 1999, an increase of $21,810,000 or 42.5%. Sales of sporting goods increased $19,417,000 or 75.6% and sales of office and graphic arts products increased $2,393,000 or 9.3%.

     The increase in year to date sporting goods net sales was about 32% in the

Zue acquisition products and about 68% in Game Parlor products. The increase in office and graphic arts products year to date net sales was mainly in the Mead Hatcher acquisition products (computer accessories).

     Cost of sales was $49,506,000 in the first nine months of 2000 as compared to $35,263,000 in 1999, an increase of $14,243,000 or 40.4%.

     Cost of sales as a percentage of net sales was 67.6% in 2000 as compared to 68.6% in 1999.

     Selling, general, and administrative expenses were $14,026,000 in the first nine months of 2000 as compared to $11,029,000 in the first nine months of 1999, an increase of $2,997,000 or 27.2%.

     Selling, general, and administrative expenses as a percentage of net sales were 19.2% in 2000 as compared to 21.5% in 1999. The decrease in these expenses as a percentage of net sales was mainly due to the higher sales level in the sporting goods segment which has lower selling, general and administrative expenses.

     Interest expense was $1,467,000 in the first nine months of 2000 as compared to $409,000 in the first nine months of 1999, an increase of $1,058,000, or 258.7% due to higher average borrowing levels.

     The net income in the first nine months of 2000 was $4,451,000 as compared to $2,569,000 in the first nine months of 1999. This is a $1,882,000 increase with sporting goods being up $2,001,000 and office and graphic arts being up $838,000 and corporate down $957,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities was $3,208,000 in the first nine months of 2000 as compared to $10,770,000 in the first nine months of 1999. Most of the cash provided by operating activities in 2000 was from operations. The Company's net cash used for investing activities was $1,982,000 in the first nine months of 2000 as compared to $1,763,000 in the first nine months of 1999. This was used for the purchase of property and equipment and for the purchase of certain assets of Lifetime Products, Inc. The Company's net cash used by financing activities was $1,096,000 in the first nine months of 2000 as compared to $9,184,000 in the first nine months of 1999.

     The Company's working capital requirements are currently funded by cash flow from operations and a domestic line of credit in the amount of $30,000,000, which includes a letter of credit facility in the amount of $2,000,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None.

PART II.  OTHER INFORMATION

There were no reports on Form 8-K filed for the three months ended September 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ESCALADE, INCORPORATED

Date: October 20, 2000                   C. W. (Bill) Reed
      ----------------                   ----------------------------
                                         C. W. (Bill) Reed
                                         President and
                                         Chief Executive Officer


Date: October 20, 2000                   John R. Wilson
      ----------------                   ----------------------------
                                         John R. Wilson
                                         Vice President and
                                         Chief Financial Officer