Form 10-K
period 2000-12-30
ESCALADE INC
filed 2001-03-16
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000
                          COMMISSION FILE NUMBER 0-6966

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _____X_____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____________

Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 2, 2001: $28,124,718

The number of shares of Registrant's common stock (no par value) outstanding as of March 2, 2001: 2,165,862

Documents Incorporated by Reference

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 28, 2001 are incorporated by reference into Part III of this Report.

Index to Exhibits is found on page 14.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                PAGE
----------------------------------------------------------------------------------------------------------------------------

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


                                     PART I

ITEM 1--BUSINESS

GENERAL

Escalade, Incorporated (Escalade or Company) is a diversified company engaged in the manufacture and sale of sporting goods products and office and graphic arts products. Escalade and its predecessors have produced sporting goods products for over 70 years and have produced office and graphic arts products for over 60 years.

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

Escalade has diversified within both the sporting goods products and office and graphic arts products industries, principally through the introduction of new product lines and acquisitions of related assets and businesses. Escalade expanded its sporting goods business in 1982 with the introduction of basketball backboards, goals and poles. In 1988, the Company acquired the business machine division assets of Swingline, Inc., further expanding the range of products offered within the office machine and equipment product lines. In 1989, the Company started limited manufacturing in Tijuana, Mexico under a shelter program known as "maquiladora". In 1990, the Company built a new manufacturing and office facility in Wabash, Indiana and consolidated the manufacturing of office and graphic arts products into the new facility. In 1992, the Company established a European distribution office and warehouse based in the United Kingdom under the name of Escalade International, Limited and then in 1999 the Company sold 50% of the stock of Escalade International to an investment group who assumed responsibility for running the day-to-day operations. In 1994, the Company purchased certain assets of Data-Link Corporation which manufactured products to apply postage and other stamps. In 1997, the Company purchased Master Products Manufacturing Company, Inc. (Master Products), a manufacturer of paper punches and catalog rack systems. In 1999, the Company acquired certain assets of Mead Hatcher which manufactured keyboard drawers, computer storage, copyholders, media retention systems and posting trays. Also, in 1999, the Company purchased the assets of Zue Corporation which manufactured high quality basketball systems. In 2000, the Company purchased the table tennis table assets of Lifetime Products, Inc.

Escalade's sporting goods products are produced by Indian and Harvard and are sold through a single consolidated sales and marketing group, Escalade Sports. Escalade's office and graphic arts products are produced by Martin Yale and Master Products and are sold through a single consolidated sales and marketing group, Martin Yale.

The following table presents the percentages contributed to Escalade's net sales by each of its business segments:

FISCAL YEAR                                                                  2000              1999             1998
----------------------------------------------------------------------------------------------------------------------------
Sporting goods                                                                 69%              61%               67%
Office and graphic arts products                                               31               39                33
                                                                       -----------------------------------------------------
Total net sales                                                               100%             100%              100%
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

Escalade produces and sells sporting goods under the Indian Archery, Harvard, Xi, Ping Pong, Stiga, Goalrilla, Goaliath, Silverback, Rhino Play, Accudart and Winmau brand names. Escalade also manufactures various sporting goods under private label for Sears Roebuck & Co. (Sears) and various other customers. Many of Escalade's products are sold to Sears, Escalade's largest customer, which accounted for approximately 45% of Escalade's sporting goods items net sales in 2000. No other customer accounted for more than 10% of Escalade's sporting goods net sales in 2000.

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

The estimated loss on the disposal of Escalade International, Limited was $1,222,279 including a provision of $250,000 for operating losses during phaseout. The actual loss on the sale was $1,118,892 which included $213,057 in operating losses up to the time of sale. 1999 shows a profit of $103,387 which was the amount by which the reserve for loss on this transaction exceeded actual losses. Since only 50% was sold, the operations are not considered discontinued and the financial statements have been revised to eliminate discontinued operations. Going forward, the Company's ownership value in Escalade International will be shown as an investment and will be accounted for under the equity method.

In December 1999, the Company purchased the assets of Zue Corporation which manufactured high quality basketball systems.

In January 2000, the Company purchased the table tennis table assets of Lifetime Products, Inc.

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

RELATIONSHIP WITH SEARS

The Company has supplied sporting goods to Sears for over 30 years beginning with sales of archery equipment by Indian to Sears. Sears currently purchases for resale a wide variety of Escalade's sporting goods. Sales to Sears accounted for approximately 31% in 2000, 28% in 1999 and 25% in 1998 of Escalade's consolidated sales. Even though the Company has no long-term contracts with Sears, the Company believes that sales to Sears will continue and that relations with Sears are good.

Escalade has been awarded the coveted Sears "Partners in Progress Award" for 2000 and has been recognized by Sears for its outstanding service in 12 of the last 15 years and in 22 of the last 28 years. Sears has awarded Escalade the Sears "Partners in Progress Award" during those years based upon quality, service and product innovation. Sears makes this award to less than 80 suppliers each year. During this period, Sears had more than 10,000 suppliers. In 1987, Sears further recognized the Company by awarding Escalade the Sears 1986 "Source of the Year Award" in the recreation-automotive group.


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

The Company engaged in ongoing research and development activities for new products in each of its business segments. Escalade spent approximately $1,700,000 in 2000, $1,450,000 in 1999 and $1,500,000 in 1998 for research and development activities.

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


                                      (4)

LICENSES, TRADEMARKS AND BRAND NAMES

Escalade Sports has an agreement and contract with Sweden Table Tennis AB for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA for the United States and Canada. Escalade Sports is also the exclusive distributor of Winmau Products and brand names for the United States.

Escalade is the owner of several registered trademarks and brand names. For its sporting goods, the Company holds the Ping-Pong(R), Harvard(R), Accudart(R), and Goaliath(R), registered trademarks and utilizes the Indian Archery(TM), Xi(TM), Goalrilla(TM), Silverback(TM) and Rhino Play(TM) brand names. The Company permits limited uses of the Ping-Pong(R) trademark by other manufacturers pursuant to various licensing agreements. The Company also owns the Premier(R) registered trademark for its office and graphic arts products, in addition to manufacturing such products under the Martin Yale and Master Products brand names.

SEASONALITY

The backlog of unshipped orders by industry segment is shown below at the Company's 2000, 1999 and 1998 fiscal year end. All orders in backlog at year end are generally shipped during the following year. The backlog includes all orders received but not shipped. Escalade's sporting goods business is seasonal and, therefore, the backlog is subject to fluctuations.

YEARS ENDED DECEMBER 30, DECEMBER 25
   AND DECEMBER 26                                                           2000              1999             1998
----------------------------------------------------------------------------------------------------------------------------

Orders received but not shipped
   Sporting goods                                                            $1,566,800       $1,912,800        $1,266,400
   Office and graphic arts products                                             558,400          632,000           438,000


EMPLOYEES

The Company employs between 625 and 725 employees, consisting of between 250 and 300 people at Indian's Evansville, Indiana facilities, between 100 and 150 at Harvard's National City, California and Tijuana, Mexico facilities, approximately 125 employees at Martin Yale's Wabash, Indiana facilities and approximately 150 at Master Products' Los Angeles, California and Tijuana, Mexico facilities. All hourly rated employees at Evansville are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers AFL-CIO, whose contract expires April 27, 2003.

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


                                      (5)

ITEM 2--PROPERTIES

The Company operates the following facilities:

                                  LOCATION                                            SIZE             LEASED OR OWNED
------------------------------------------------------------------------------ ------------------- -------------------------

Evansville, Indiana (1)                                                           346,000 sq. ft.           Owned
National City, California (1)                                                      51,024 sq. ft.           Leased
Tijuana, Mexico (1)                                                                50,000 sq. ft.           Owned
Wabash, Indiana (2)                                                               141,000 sq. ft.           Owned
Los Angeles, California (2)                                                        72,312 sq. ft.           Owned
Tijuana, Mexico (2)                                                                15,000 sq. ft.           Leased

(1) Sporting goods facilities
(2) Office products facilities

The Company leases warehousing and office space at its National City, California facilities and the term of the lease is five years. The lease rate ranges from $223,736 in year one to $272,971 in year five. The Company also shares in common area expenses not to exceed 8(cent) per sq. ft. per month. The lease expires January 31, 2006.

The Company's Wabash facilities are held subject to a mortgage financed by Economic Development Revenue Bonds. The 141,000 square foot facility is a pre-engineered metal building supported by structured steel and concrete block consisting of 21,000 square feet warehousing, 6,000 square feet office and 114,000 square feet manufacturing.

The Company also leases warehousing space next to its Evansville facility for $18,142 per month. The lease expires on October 31, 2002. The Company has two two-year renewal options followed by two five-year renewal options.

The Company leases space in Tijuana, Mexico for its office products operations for $67,128 per year. The lease expires on July 31, 2002.

The Company rents additional space in Tijuana, Mexico for its sporting goods operations for $45,802 per year. The lease term is month-to-month.

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


                                      (6)

                                     PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS

The Company's common stock is traded under the symbol "ESCA" on the Nasdaq National Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the Nasdaq National Market:

PRICES                                                                                         HIGH              LOW
----------------------------------------------------------------------------------------------------------------------------
  2000
   First quarter ended March 18, 2000                                                         $17.75           $  9.75
   Second quarter ended July 8, 2000                                                           18.25             14.94
   Third quarter ended September 30, 2000                                                      20.31             17.13
   Fourth quarter ended December 30, 2000                                                      24.75             18.63

  1999
   First quarter ended March 20, 1999                                                         $21.00            $17.00
   Second quarter ended July 10, 1999                                                          18.00             14.75
   Third quarter ended October 2, 1999                                                         18.38             15.63
   Fourth quarter ended December 25, 1999                                                      17.63             13.56

The closing market price on March 2, 2001 was $21.56 per share.

On February 24, 2000, the Company announced an offer to purchase up to 700,000 shares of its common stock at a price of $14.50 to $18 per share through a Dutch Auction tender offer. Pursuant to such offer, the Company purchased 758,312 shares of its common stock at $18.00 per share.

In the fourth quarter of 1998, on December 21, 1998, the Company announced that Escalade's Board of Directors declared a special cash dividend of $1.00 per share to shareholders of record January 8, 1999. The dividend was declared at Escalade's Regular Board Meeting, December 19, 1998. The dividend was paid on January 22, 1999.

There were approximately 280 holders of record of the Company's Common Stock at March 2, 2001. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 730.


                                      (7)

ITEM 6--SELECTED FINANCIAL DATA (In thousands, except per share data)

                                      DECEMBER 30,      December 25,     December 26,      December 27,     December 28,
AT AND FOR YEARS ENDED                    2000              1999             1998              1997             1996
----------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
   Net sales
     Sporting goods                        $79,948          $52,767           $63,072          $66,666           $74,077
     Office and graphic
       arts products                        36,133           33,407            30,486           24,836            19,132
       Total net sales                     116,081           86,174            93,558           91,502            93,209

   Net income                                8,100            6,100             6,136            6,361             5,247

   Weighted-average shares                   2,361            3,038             3,095            3,110             3,850

PER SHARE DATA
   Basic earnings per share                  $3.43            $2.01             $1.98            $2.05             $1.36
   Cash dividends                                0                0             1.00                 0                 0

BALANCE SHEET DATA
   Working capital                          12,485           14,899            15,763           15,478            13,309
   Total assets                             69,476           66,850            63,489           66,145            54,430
   Short-term bank debt                     13,267           11,570            10,100           14,075            13,675
   Long-term bank debt                      12,700           10,700             6,400           10,700             5,500
   Total stockholders' equity               23,960           29,438            26,702           23,501            19,305


                                      (8)

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

In 2000, net sales increased 34.7%, or $29,907,000 to $116,081,000 from
$86,174,000 in 1999.

Sporting goods net sales increased by $27,181,000, or 51.5% from $52,767,000 to $79,948,000. 79% of this increase was in game parlor which includes table tennis, pool and game tables and accessories and was due to an increase in units sold. 21% was in high quality basketball systems from the Zue Corporation acquisition.

Office and graphic arts products net sales increased by $2,726,000, or 8.2% to $36,133,000 from $33,407,000. Most of this increase was due to the Mead Hatcher acquisition.

Cost of sales of $79,320,000 as a percentage of net sales was 68.3% in 2000 as compared to $60,038,000, or 69.7% in 1999. This decrease in cost of sales was in sporting goods and office and graphic arts products and was due to lower factory expense as a percentage of net sales.

Selling, administrative and general expenses in 2000 were $20,253,000, or 17.5% of net sales as compared to $15,524,000, or 18% in 1999. This decrease in selling, general and administrative expense as a percentage of net sales was in the office and graphic arts products segment and was due to the higher sales volume.

Interest expense in 2000 was $2,092,000 as compared to $616,000 in 1999, an increase of $1,476,000, or 239.6%. This increase in interest expense was due to higher borrowing levels and higher interest rates.

The income tax provision for 2000 was $5,174,000 for an effective rate of 39%.

Net income for the year was $8,100,000 as compared to $6,100,000 in 1999. Both segments net income was up over $1,400,000 in 2000 which was offset by increased interest expense at corporate for a net increase of $2,000,000.


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

Office and graphic arts products net sales increased by $2,921,000, or 9.6% to $33,407,000 from $30,486,000. Most of this increase was due to the Mead Hatcher acquisition on June 21, 1999.

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


                                      (10)

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES
The Company's net cash provided by operating activities was $11,533,587, $14,908,085 and $8,575,091 in 2000, 1999 and 1998. Inventory management provided
(used) cash of $(3,156,221), $1,655,781 and $(10,009) in 2000, 1999 and 1998.
Accounts receivable provided (used) cash of $(1,775,023), $5,971,315 and $(561,035) in 2000, 1999 and 1998.

INVESTING ACTIVITIES
The Company's net cash used by investing activities was $2,266,008, $12,816,722 and $1,399,086 in 2000, 1999 and 1998. The Company used $915,667, $1,104,897 and
$1,067,546 in 2000, 1999 and 1998 to purchase property and equipment. In 1999, the Company used $7,969,672 to purchase certain assets of Zue Corporation and $3,481,170 to purchase certain assets of Mead Hatcher. In 2000, the Company used $1,400,000 to purchase certain assets of Lifetime Products.

FINANCING ACTIVITIES
Net cash used by financing activities in 2000, 1999 and 1998 was $9,876,849, $675,720 and $8,082,003. In 1998, the Company paid $7,800,000 on long-term debt.
At year end, the short-term debt had decreased $475,000 from 1997. In 1999, the Company paid $6,000,000 on long-term debt and borrowed $10,000,000 additional long-term debt for acquisitions. In 2000, the Company paid $10,500,000 and borrowed $10,500,000 of long-term debt and also used $13,687,908 to purchase its common stock.

The Company's working capital requirements are funded by cash flow from operations and a revolving line of credit. The maximum amount that could be drawn under its revolving line of credit at year end was $30,000,000, of which $13,267,135 was used.

The Company declared no cash dividends during 1999 and 2000. On December 21, 1998, the Company announced that Escalade's Board of Directors declared a special cash dividend of $1.00 per share to shareholders of record January 8, 1999. The dividend was declared at Escalade's Regular Board Meeting, December 19, 1998 and was paid on January 22, 1999.

EFFECT OF INFLATION
The Company cannot accurately determine the precise effects of inflation; however, there were some increases in sales and costs due to inflation in 2000. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expense levels, improving manufacturing technologies and redesigning products to keep these costs under control.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. Escalade's future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.


                                      (11)

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

None.



                                      (12)

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 28, 2001 under the captions "Certain Beneficial Owners" and "Election of Directors" and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 28, 2001 under the caption "Executive Compensation" and is incorporated herein by reference, except that the information required by Items 402(k) and
(l) of Regulation S-K which appear within such caption under the sub-headings "Compensation and Stock Option Committees", "Report of Audit Committee" and "Financial Performance" are specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the Registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 28, 2001 under the caption "Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                      (13)

                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A)     Documents filed as a part of this report:

        (1)    FINANCIAL STATEMENTS
                 Independent Auditor's Report
                 Consolidated financial statements of Escalade, Incorporated and subsidiaries:
                      Consolidated balance sheet--December 30, 2000
                         and December 25, 1999
                      Consolidated statement of income--fiscal years ended
                         December 30, 2000, December 25, 1999 and December 26,
                         1998
                      Consolidated statement of stockholders' equity--fiscal
                         years ended December 30 2000, December 25, 1999 and
                         December 26, 1998
                      Consolidated statement of cash flows--fiscal years ended
                         December 30, 2000, December 25, 1999 and December 26,
                         1998
                      Notes to consolidated financial statements

        (2)    FINANCIAL STATEMENT SCHEDULES
                 Independent Auditor's Report on financial statement schedule
                 For the three-year period ended December 30, 2000:
                    Schedule II--Valuation and qualifying accounts
               All other schedules are omitted because of the absence of
               conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

        (3)    EXHIBITS
                     3.1   Articles of incorporation of Escalade, Incorporated (a)
                     3.2   By-Laws of Escalade, Incorporated (a)
                     4.1   Form of Escalade, Incorporated's common stock certificate (a)
                    10.1   Licensing agreement between Sweden Table Tennis AB and Indian Industries, Inc. dated
                               January 1, 1995 (d)
                    10.2   Federal trademark registration 283,766 for Ping-Pong(R) bats and rackets (a)
                    10.3   Federal trademark registration 283,767 for Ping-Pong(R) balls (a)
                    10.4   Federal trademark registration 294,408 for Ping-Pong(R) tables and parts (a)
                    10.5   Federal trademark registration 520,270 for Ping-Pong(R) game (a)
                    10.6   Federal trademark registration 1,003,289 for Mr. Table Tennis(R) table tennis equipment (a)
                    10.7   Federal trademark registration 1,187,832 for Harvard(R)table tennis equipment (a)
                    10.8   Federal trademark registration 1,442,274 for Mini Court(R)(a)
                    10.9   Federal trademark registration 1,292,167 for Premier(R)table tennis tables and accessories (a)
                   10.10   Federal trademark registration 1,456,647 for Mini Pool(R)(a)


                                      (14)

        (3)    EXHIBITS (continued)
                   10.11   Trademark Assignment--Federal trademark registration 1,348,890 for Sandmar(R)office machines (b)
                   10.12   Agreement dated May 1, 2000 between Indian Industries, Inc. d/b/a Escalade Sports and
                               International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers,
                               AFL-CIO, and Local  848 (k)
                   10.13   Tenth Amendment to Credit Agreement dated May 31, 1996 between Escalade, Incorporated and Bank
                               One, Indianapolis, National Association dated May 15, 2000 (k)
                   10.14   Credit Agreement dated as of May 15, 2000 by and between Indian-Martin AG and Bank One, Indiana,
                               National Association (excluding exhibits and schedules not deemed to be material (k)
                   10.15   Revolving Note dated as of May 15, 2000 in principal amount of $30,000,000 executed by
                               Indian-Martin AG in favor of Bank One, Indiana, National Association (k)
                   10.16   Pledge Agreement dated as of May 15, 2000 by Indian-Martin AG in favor of Bank One, Indiana,
                               National Association (k)
                   10.17   Collateral Agreement and Security Agreement dated as of May 15, 2000 by Indian-Martin AG in favor of Bank One, Indiana, National Association (k)
                   10.18   Receivables Purchase Agreement dated as of May 15, 2000 between Indian-Martin AG and Indian
                               Industries, Inc.  Substantially similar Receivables Purchase Agreements were also entered into by each of the Registrant's other domestic operating subsidiaries, Harvard Sports,
                               Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc., with
                               Indian-Martin AG (k)
                   10.19   Services Agreement dated as of May 15, 2000 between Indian-Martin AG and Indian Industries,
                               Inc.  Substantially similar Services Agreements were also entered into by each of the
                               Registrant's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale
                               Industries, Inc. and Master Products Manufacturing Company, Inc., with Indian-Martin AG (k)
                   10.20   Subordinated Promissory Note dated as of May 15, 2000 in principal amount of $5,086,501 executed by Indian Industries, Inc. in favor of Indian-Martin AG.  Substantially similar
                               Subordinated Promissory Notes were also entered into by each of the Registrant's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc. and
                               Master Products Manufacturing Company, Inc., with Indian-Martin AG in the respective principal amounts of $1,343,202, $3,130,191 and $3,593,149 (k)
                   10.21   Standby and Subordination Agreement dated as of May 15, 2000 among Bank One, Indiana, National
                               Association, Indian-Martin AG and Indian Industries, Inc.  Substantially similar Standby and Subordination Agreements were also entered into by each of the Registrant's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc. and
                               Master Products Manufacturing Company, Inc. with Indian-Martin AG and Bank One, Indiana,
                               National Association (k)
                   10.22   Promissory Note dated as of May 15, 2000 in principal amount of $13,153,045 executed by
                               Escalade, Incorporated in favor of Indian-Martin AG (k)
                   10.23   Escalade Subordination Agreement dated as of May 15, 2000 between Escalade, Incorporated and
                               Bank One, Indiana, National Association (k)
                   10.24   Offset Waiver Agreement dated as of May 15, 2000 among Escalade, Incorporated and Bank One,
                               Indiana, National Association, Indian-Martin AG, Indian Industries, Inc., Harvard Sports,
                               Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc. (k)
                   10.25   Loan Agreement dated September 1, 1998 between Martin Yale Industries, Inc. and City of Wabash, Indiana (g)



                                      (15)

        (3)    EXHIBITS (continued)
                   10.26       Trust Indenture between the City of Wabash, Indiana and Bank One Trust Company, NA as Trustee
                               dated September 1, 1998 relating to the Adjustable Rate Economic Development Revenue
                               Refunding Bonds, Series 1998 (Martin Yale Industries, Inc. Project) (g)
                   10.27   Real Estate Sales Contract dated September 17, 1990 between Martin Yale Industries, Inc. and
                               Fritkin-Jones Design Group, Inc. (c)

               EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
                   10.28   The Harvard Sports/Indian Industries, Inc. 401(k) Plan as amended and merged in 1993 (d)
                   10.29   Martin Yale Industries, Inc. 401(k) Retirement Plan as amended in 1993 (d)
                   10.30   Incentive Compensation Plan for Escalade, Incorporated and its subsidiaries (a)
                   10.31   Example of contributory deferred compensation agreement between Escalade, Incorporated and certain management employees allowing for deferral of compensation (a)
                   10.32   1997 Director Stock Compensation and Option Plan (f)
                   10.33   1997 Incentive Stock Option Plan (f)


*************         21   Subsidiaries of the Registrant
*************         23   Consent of Olive LLP


                                      (16)

         (a)      Incorporated by reference from the Company's Form S-2 Registration Statement, File No. 33-16279,
                  as declared effective by the Securities and Exchange Commission on September 2, 1987
         (b)      Incorporated by reference from the Company's 1988 Annual Report on Form 10-K
         (c)      Incorporated by reference from the Company's 1990 Annual Report on Form 10-K
         (d)      Incorporated by reference from the Company's 1995 Annual Report on Form 10-K
         (e)      Incorporated by reference from the Company's 1997 Second Quarter Report on Form 10-Q
         (f)      Incorporated by reference from the Company's 1997 Proxy Statement
         (g)      Incorporated by reference from the Company's 1998 Third Quarter Report on Form 10-Q
         (h)      Incorporated by reference from the Company's 1998 Form 8-K filed July 8, 1998
         (i)      Incorporated by reference from the Company's 1998 Amended Form 8-K filed December 1, 1998
         (j)      Incorporated by reference from the Company's Schedule TO Tender Offer Statement filed February 24, 2000
         (k)      Incorporated references from the Company's 2000 Second Quarter Report of Form 10-Q

(B)      No reports on Form 8-K for the fourth quarter ended December 30, 2000 were required to be filed.


                                      (17)

OLIVE

                          INDEPENDENT AUDITOR'S REPORT

                  To the Stockholders and Board of Directors
                  Escalade, Incorporated
                  Evansville, Indiana

                  We have audited the accompanying consolidated balance sheet of Escalade, Incorporated and subsidiaries as of December 30, 2000 and December 25, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Escalade, Incorporated and subsidiaries at December 30, 2000 and December 25, 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with generally accepted accounting principles.

                  OLIVE LLP

                  Evansville, Indiana
                  February 2, 2001


                                     (F-1)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

DECEMBER 30 AND DECEMBER 25                                                             2000                  1999
----------------------------------------------------------------------------------------------------------------------------

ASSETS
   Current assets
     Cash and cash equivalents                                                         $  1,146,771         $  1,756,041
     Receivables, less allowances of $611,052 and 761,363                                26,406,471           24,772,584
     Inventories                                                                         15,588,575           12,432,354
     Prepaid expenses                                                                       136,853              126,305
     Deferred income tax benefit                                                            824,095            1,248,270
                                                                                --------------------------------------------
         Total current assets                                                            44,102,765           40,335,554

     Property, plant and equipment                                                        9,055,992            9,390,022
     Other assets                                                                         5,417,956            5,395,678
     Goodwill, net of accumulated amortization
       of $1,914,305 and $1,084,630                                                      10,899,032           11,728,707
                                                                                --------------------------------------------

                                                                                        $69,475,745          $66,849,961
                                                                                ============================================
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
     Notes payable--bank                                                                $13,267,135          $ 9,569,672
     Current portion of long-term debt                                                                         2,000,000
     Trade accounts payable                                                               2,093,151            2,967,276
     Accrued liabilities                                                                 14,281,958            9,590,171
     Income tax payable                                                                   1,975,352            1,309,493
                                                                                --------------------------------------------
         Total current liabilities                                                       31,617,596           25,436,612
                                                                                --------------------------------------------

   Other liabilities
     Long-term debt                                                                      12,700,000           10,700,000
     Deferred compensation                                                                1,198,125            1,275,345
                                                                                --------------------------------------------
                                                                                         13,898,125           11,975,345
                                                                                --------------------------------------------
   Stockholders' equity
     Preferred stock
       Authorized--1,000,000 shares, no par value, none issued
     Common stock
       Authorized--10,000,000 shares, no par value
       Issued and outstanding--2,165,862 and 2,918,178 shares                             2,165,862            2,918,178
     Retained earnings                                                                   21,597,413           26,318,825
     Accumulated other comprehensive income                                                 196,749              201,001
                                                                                --------------------------------------------
                                                                                         23,960,024           29,438,004
                                                                                --------------------------------------------

                                                                                        $69,475,745          $66,849,961
                                                                                ============================================


See notes to consolidated financial statements.


                                     (F-2)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

YEARS ENDED DECEMBER 30, DECEMBER 25
   AND DECEMBER 26                                                       2000               1999                1998
-----------------------------------------------------------------------------------------------------------------------------
Net Sales                                                             $116,081,388         $86,174,390        $93,557,971
                                                                 ------------------------------------------------------------

Costs, Expenses and Other Income
   Cost of products sold                                                79,319,747          60,037,740         62,626,061
   Selling, administrative and general expenses                         20,253,094          15,524,377         17,041,492
   Loss on terminated sporting goods sale                                                                         427,315
   Amortization of goodwill                                                829,675             469,121            398,286
   Interest                                                              2,092,438             615,564          1,117,851
   Loss on disposal of assets                                               25,651              64,287            207,687
   Other (income) expense                                                  286,479             (75,773)          (410,252)
   (Gain) loss on disposal of Escalade International                                          (103,387)         1,222,279
                                                                 ------------------------------------------------------------
                                                                       102,807,084          76,531,929         82,630,719
                                                                 ------------------------------------------------------------

Income Before Income Taxes                                              13,274,304           9,642,461         10,927,252
Provision for Income Taxes                                               5,173,720           3,542,525          4,791,463
                                                                 ------------------------------------------------------------

NET INCOME                                                          $    8,100,584        $  6,099,936       $  6,135,789
                                                                 ============================================================

Per Share Data
   Basic earnings per share                                                  $3.43               $2.01              $1.98
                                                                 ============================================================

   Diluted earnings per share                                                $3.42               $2.00              $1.97
                                                                 ============================================================


See notes to consolidated financial statements.


                                     (F-3)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK
                                    --------------------------                               ACCUMULATED OTHER
                                                               COMPREHENSIVE      RETAINED     COMPREHENSIVE
                                       SHARES       AMOUNT         INCOME         EARNINGS        INCOME          TOTAL
                                    ----------------------------------------------------------------------------------------
BALANCES AT DECEMBER 28, 1997         3,050,691   $5,879,827                     $17,373,846       $246,992     $23,500,665
   Comprehensive income
     Net income                                                   $6,135,789       6,135,789                      6,135,789
     Unrealized losses on
       securities,
       net of tax                                                     (5,567)                        (5,567)         (5,567)
                                                             -------------------
   Comprehensive income                                           $6,130,222
                                                             ===================
   Stock issued under the Director
     Stock Option Plan                    6,638       65,550                                                         65,550
   Exercise of stock options             51,279      341,216                                                        341,216
   Purchase of stock                    (11,251)    (213,769)                                                      (213,769)
   Payment of dividend                                                            (3,121,718)                    (3,121,718)
                                    --------------------------                 ---------------------------------------------

BALANCES AT DECEMBER 26, 1998         3,097,357    6,072,824                      20,387,917        241,425      26,702,166

   Comprehensive income
     Net income                                                   $6,099,936       6,099,936                      6,099,936
     Unrealized losses on
       securities,
       net of tax                                                    (40,424)                       (40,424)        (40,424)
                                                             -------------------
   Comprehensive income                                           $6,059,512
                                                             ===================
   Exercise of stock options             25,768      189,958                                                        189,958
   Stock issued under the Director
     Stock Option Plan                    4,256       89,376                                                         89,376
   Purchase of stock                   (209,203)  (3,433,980)                       (169,028)                    (3,603,008)
                                    --------------------------                 ---------------------------------------------

BALANCES AT DECEMBER 25, 1999         2,918,178    2,918,178                      26,318,825        201,001      29,438,004

   Comprehensive income
     Net income                                                   $8,100,584       8,100,584                      8,100,584
     Unrealized losses on
       securities,
       net of tax                                                     (4,252)                        (4,252)         (4,252)
                                                             -------------------
   Comprehensive income                                           $8,096,332
                                                             ===================
   Exercise of stock options              1,743        1,743                          15,469                         17,212
   Stock issued under the Director
     Stock Option Plan                    6,144        6,144                          90,240                         96,384
   Purchase of stock                   (760,203)    (760,203)                    (12,927,705)                   (13,687,908)
                                    --------------------------                 ---------------------------------------------

BALANCES AT DECEMBER 30, 2000         2,165,862   $2,165,862                     $21,597,413       $196,749     $23,960,024
                                    ==========================                 =============================================


See notes to consolidated financial statements.


                                     (F-4)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 30, DECEMBER 25 AND DECEMBER 26                         2000              1999             1998
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                              $  8,100,584     $  6,099,936        $6,135,789
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization                                            3,178,721        2,757,986         2,796,004
     Provision for doubtful accounts                                            141,136          577,150           371,672
     Deferred income taxes                                                     (285,590)        (591,379)         (153,633)
     Provision for deferred compensation                                        109,972          109,376            99,996
     Deferred compensation paid                                                (187,192)
     Loss on disposals of assets                                                 25,651           64,287           207,687
     Changes in
       Accounts receivable                                                   (1,775,023)       5,971,315          (561,035)
       Inventories                                                           (3,156,221)       1,655,781           (10,009)
       Prepaids                                                                 (10,548)           3,430           106,765
       Other assets                                                             933,576         (377,312)           33,362
       Income tax payable                                                       665,859          (14,923)         (225,584)
       Accounts payable and accrued expenses                                  3,792,662       (1,347,562)         (225,923)
                                                                       -----------------------------------------------------
         Net cash provided by operating activities                           11,533,587       14,908,085         8,575,091
                                                                       -----------------------------------------------------

INVESTING ACTIVITIES
   Premiums paid for life insurance                                            (150,000)        (150,000)         (297,000)
   Change in cash surrender value, net of loans and premiums                    267,129          (36,186)           30,510
   Purchase of property and equipment                                          (915,667)      (1,104,897)       (1,067,596)
   Purchase of long-term investments                                            (67,470)         (74,797)          (65,000)
   Purchase of certain Lifetime Products assets                              (1,400,000)
   Purchase of certain Zue Corporation assets                                                 (7,969,672)
   Purchase of certain Mead Hatcher assets                                                    (3,481,170)
                                                                       -----------------------------------------------------
         Net cash used by investing activities                               (2,266,008)     (12,816,722)       (1,399,086)
                                                                       -----------------------------------------------------

FINANCING ACTIVITIES
   Net increase (decrease) in notes payable--bank                             3,697,463        1,769,672          (475,000)
   Proceeds from exercise of stock options                                      113,596          279,334           406,766
   Reduction of long-term debt                                              (10,500,000)      (6,000,000)       (7,800,000)
   Purchase of stock                                                        (13,687,908)      (3,603,008)         (213,769)
   Proceeds from long-term debt                                              10,500,000       10,000,000
   Cash dividends paid                                                                        (3,121,718)
                                                                       -----------------------------------------------------
         Net cash used by financing activities                               (9,876,849)        (675,720)       (8,082,003)
                                                                       -----------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (609,270)       1,415,643          (905,998)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  1,756,041          340,398         1,246,396
                                                                       -----------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $  1,146,771     $  1,756,041       $   340,398
                                                                       =====================================================

SUPPLEMENTAL CASH FLOWS INFORMATION
   Interest paid                                                           $  2,067,494     $    627,904        $1,120,229
   Income taxes paid, net                                                     3,190,000        4,256,320         4,775,283
   Fixed assets in accounts payable                                              25,000                             31,954


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

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is based on the first-in, first-out (FIFO) method.

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

The estimated useful lives used in computing depreciation are as follows:

                                                                                                                YEARS
----------------------------------------------------------------------------------------------------------------------------

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

EARNINGS PER SHARE
Earnings per share have been computed based upon the weighted average-common shares outstanding during each year.

FISCAL YEAR END
The Company's fiscal year ends on the Saturday nearest December 31, within the calendar year.

BAD DEBTS
The Company uses the reserve method of accounting for bad debts on receivables.

PRODUCT WARRANTY
The Company provides for the estimated cost of its warranty obligations at the time of the sale.

EMPLOYEE BENEFITS
The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. It is the Company's policy to fund costs accrued on a current basis.

INCOME TAXES
Income tax in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes.

RESEARCH AND DEVELOPMENT
Research and development costs are charged to expense as incurred. The research and development costs incurred during 2000, 1999 and 1998 were approximately $1,700,000, $1,450,000 and $1,500,000.

INTANGIBLE ASSETS
The Company has various intangible assets including consulting and noncompetition agreements and goodwill. Amortization is computed using the straight-line method over the following lives:

                                                                                                                YEARS
----------------------------------------------------------------------------------------------------------------------------
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


                                     (F-7)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 2 -- INVENTORIES

Inventories consist of the following:

DECEMBER 30 AND DECEMBER 25                                                             2000                  1999
----------------------------------------------------------------------------------------------------------------------------
Finished products                                                                     $  6,970,249         $  5,184,896
Work in process                                                                          3,747,427            3,183,855
Raw materials and supplies                                                               4,870,899            4,063,603
                                                                                --------------------------------------------

                                                                                       $15,588,575          $12,432,354
                                                                                ============================================


NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

DECEMBER 30 AND DECEMBER 25                                                             2000                  1999
----------------------------------------------------------------------------------------------------------------------------
Land                                                                                 $     712,705        $     712,705
Buildings and leasehold improvements                                                    10,381,117           10,387,479
Machinery and equipment                                                                 23,039,234           22,416,055
                                                                                --------------------------------------------
         Total cost                                                                     34,133,056           33,516,239
Accumulated depreciation and amortization                                              (25,077,064)         (24,126,217)
                                                                                --------------------------------------------

                                                                                      $  9,055,992         $  9,390,022
                                                                                ============================================


NOTE 4 -- LINE OF CREDIT

The Company's directly owned subsidiary, Indian-Martin AG, has a revolving line of credit under which it will borrow funds from time to time to purchase eligible accounts receivable from Escalade's operating subsidiaries which accounts are and will be pledged to secure those borrowings. At December 30, 2000, this line of credit aggregated $30,000,000, of which $13,267,135 was borrowed. The interest rate on the line of credit is at the Bank One Indianapolis, N.A. prime rate minus 1.25%. A LIBOR option is also available for the interest rate. At December 31, 2000, $12,000,000 of this line of credit was at a LIBOR option rate of 8.15125%.


                                     (F-8)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 5 -- LONG-TERM DEBT

DECEMBER 30 AND DECEMBER 25                                                             2000                  1999
----------------------------------------------------------------------------------------------------------------------------
Mortgage payable (Wabash, Indiana Adjustable Rate Economic Development Revenue
   Refunding Bonds), annual installments are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, current rate is 4.85%, due September 2028, secured
   by plant facility, machinery and equipment, and letter of credit                   $  2,700,000         $  2,700,000
Revolving term loan of $20,500,000, the amount available under this revolving term loan shall reduce by $4,100,000 annually starting March 31, 2001.
   Interest varies from prime to London Interbank Offered Rate (LIBOR) plus
   1.50%, unsecured                                                                     10,000,000           10,000,000
                                                                                --------------------------------------------
                                                                                        12,700,000           12,700,000
Portion classified as current                                                                                (2,000,000)
                                                                                --------------------------------------------

                                                                                       $12,700,000          $10,700,000
                                                                                ============================================

Maturities of long-term indebtedness for the ensuing five years are: 2001, 0; 2002, $0; 2003, $1,800,000; 2004, $4,100,000; 2005, $4,100,000 and thereafter,
$2,700,000.

The mortgages payable and term loan agreements contain certain restrictive covenants, of which the more significant include maintenance of specified net worth and maintenance of specified ranges of debt service and leverage ratios.

NOTE 6 -- INVESTMENTS

                                                                                               GROSS           APPROXIMATE
                                                                           AMORTIZED         UNREALIZED           MARKET
                                                                             COST              GAINS              VALUE
                                                                       -----------------------------------------------------
DECEMBER 30, 2000
   Available for sale
     Marketable equity securities (included in
       other assets)                                                        $1,084,628         $327,915         $1,412,543
                                                                       =====================================================

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
                                                                       =====================================================



                                     (F-9)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 7 -- STOCK OPTIONS

There were no options outstanding at year end from the 1984 Stock Option Plan
(Plan). The date for granting options under this Plan expired on October 26,1994 and the date for exercising options expired on September 26, 1999. At the Company's 1997 annual meeting, the stockholders approved two new Stock Option Plans reserving 300,000 common shares for issuance under an Incentive Stock Option Plan (ISO) and 100,000 common shares for issuance under a Director Stock Option Plan (DSO). During 2000, 1999 and 1998, there were 16,500, 37,000 and 19,250 options granted under the ISO and there were 88,261, 74,786 and 67,131 options outstanding at each respective year end under this plan. During 2000, 1999 and 1998, there were 3,072, 2,128 and 3,319 options granted and 8,026, 5,447 and 3,319 options outstanding at each respective year end under the DSO.

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

                                                                             2000              1999             1998
                                                                       -----------------------------------------------------
Risk-free interest rates                                                      6.26%            5.00%             4.75%
Dividend yields                                                                  0%               0%                0%
Volatility factors of expected market price of common stock                     45%              36%               51%
Weighted average expected life of the options                               5 YEARS          5 years           5 years

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement is as follows:

                                                                             2000            1999              1998
                                                                       ----------------------------------------------------
Net income                                           As reported            $8,100,584       $6,099,936       $6,135,789
                                                     Pro forma               7,963,644        5,982,255        6,076,755

Basic earnings per share                             As reported                 $3.43            $2.01            $1.98
                                                     Pro forma                    3.37             1.97             1.96

Diluted earnings per share                           As reported                 $3.42            $2.00            $1.97
                                                     Pro forma                    3.36             1.97             1.95


                                     (F-10)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Stock option transactions are summarized as follows:

                                              2000                          1999                          1998
                                 -------------------------------------------------------------------------------------------
                                                    OPTION                        Option                        Option
                                     SHARES          PRICE         Shares          Price         Shares          Price
                                 -------------------------------------------------------------------------------------------
Outstanding at beginning                           $9.88 TO                      $5.50 to                      $6.30 to
   of year                              80,233       21.00            70,450       18.75           101,821       9.88
                                                   $14.50 TO                     $17.69 to                     $9.88 to
Issued during year                      19,572       15.69            39,128       21.00            22,569       18.75
Canceled or expired                     (1,650)                       (3,577)                       (2,661)
                                                                                 $5.50 to                      $3.26 to
Exercised during year                   (1,868)      $9.88           (25,768)      9.88            (51,279)      9.88
                                 -------------------------------------------------------------------------------------------
                                                   $9.88 TO                      $9.88 to                      $5.50 to
                                                     21.00                         21.00                         18.75
Outstanding at end of year              96,287                        80,233                        70,450
                                 ================              ================              ================

Exercisable at end of year              35,505                        16,890                        30,297
                                 ================              ================              ================

Weighted-average fair value
   of options granted during
   the year                             $7.57                         $7.10                         $9.83
                                 ================              ================              ================

The following table summarizes information about fixed stock options outstanding at December 30, 2000:

                                       OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------------------------
                       NUMBER          WEIGHTED-AVERAGE                                NUMBER
     RANGE OF        OUTSTANDING          REMAINING           WEIGHTED-AVERAGE       EXERCISABLE       WEIGHTED-AVERAGE
 EXERCISE PRICES     AT 12/30/00       CONTRACTUAL LIFE        EXERCISE PRICE        AT 12/30/00        EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------------

      $  9.88          20,737                  1.6 years           $  9.88               15,452             $  9.88
        18.75          17,850                  2.2                   18.75                8,925               18.75
        17.69          36,000                  3.2                   17.69                9,000               17.69
        21.00           2,128                  2.3                   21.00                2,128               21.00
        14.50          16,500                  4.2                   14.50                                    14.50
        15.69           3,072                  3.3                   15.69                                    15.69
                  ------------------                                             --------------------

$9.88 to 21.00         96,287                                                            35,505
                  ==================                                             ====================

The incentive stock options granted in 2000 and 1999 are exercisable at the rate of 25% over each of the four years beginning in 2001 and 2000.

3,072 Director Stock Options were issued during the year 2000 at an option price of $15.69 and can be exercised after April 29, 2001 with an expiration date of April 28, 2004.


                                     (F-11)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 8 -- STOCKHOLDERS' EQUITY TRANSACTIONS

During 2000, the Company conducted a Dutch Auction self-tender offer whereby it purchased 758,312 shares of its common stock at $18.00 per share.

The Company paid no cash dividends during 1999 and 2000. On December 21, 1998, the Company announced that Escalade's Board of Directors declared a special cash dividend of $1.00 per share to shareholders of record January 8, 1999. The dividend was declared at Escalade's Regular Board Meeting, December 19, 1998. The dividend was paid on January 22, 1999.

NOTE 9 -- EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

                                                                                            WEIGHTED-            PER
                                                                                             AVERAGE            SHARE
YEAR ENDED DECEMBER 30, 2000                                                INCOME            SHARES           AMOUNT
----------------------------------------------------------------------------------------------------------------------------

Net Income                                                                   $8,100,584
                                                                       ------------------
Basic Earnings per Share
   Income available to common stockholders                                    8,100,584        2,360,904         $3.43
                                                                                                          ==================
Effect of Dilutive Securities
   Stock options                                                                                  10,183
                                                                       ------------------------------------
Diluted Earnings Per Share
     Income available to common stockholders and
       assumed conversions                                                   $8,100,584        2,371,087         $3.42
                                                                       =====================================================

YEAR ENDED DECEMBER 25, 1999
Net Income                                                                   $6,099,936
                                                                       ------------------
Basic Earnings per Share
   Income available to common stockholders                                    6,099,936        3,038,282         $2.01
                                                                                                          ==================
Effect of Dilutive Securities
   Stock options                                                                                   5,180
                                                                       ------------------------------------
Diluted Earnings Per Share
     Income available to common stockholders and
       assumed conversions                                                   $6,099,936        3,043,462         $2.00
                                                                       =====================================================

YEAR ENDED DECEMBER 26, 1998
Net Income                                                                   $6,135,789
                                                                       ------------------
Basic Earnings per Share
   Income available to common stockholders                                    6,135,789        3,094,638         $1.98
                                                                                                          ==================
Effect of Dilutive Securities
   Stock options                                                                                  18,741
                                                                       ------------------------------------
Diluted Earnings Per Share
     Income available to common stockholders and
       assumed conversions                                                   $6,135,789        3,113,379         $1.97
                                                                       =====================================================


                                     (F-12)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 10 -- OPERATING LEASES

The Company leases warehousing and office space at its National City, California facilities and the term of the lease is five years. The lease rate ranges from $223,736 in year one to $272,971 in year five. The Company also shares in common area expenses not to exceed 8(cent) per sq. ft. per month. The lease expires January 31, 2006.

The Company leases warehousing space next to its Evansville facility for $18,142 per month. The lease expires on October 31, 2002. The Company has two two-year renewal options followed by two five-year renewal options.

The Company leases manufacturing space in Tijuana, Mexico for its office products operations for $67,128 per year. The lease expires on July 31, 2002.

The Company leases additional space in Tijuana, Mexico for its sporting goods operations for $45,802 per year. The lease term is month-to-month.

At December 30, 2000, the minimum rental payments under noncancelable leases with terms of more than one year are as follows:

YEARS ENDING                                                                                                   AMOUNT
----------------------------------------------------------------------------------------------------------------------------
2001                                                                                                          $   508,568
2002                                                                                                              447,983
2003                                                                                                              249,440
2004                                                                                                              288,918
2005                                                                                                              272,971
                                                                                                          ------------------

                                                                                                               $1,767,880
                                                                                                          ==================

The following schedule shows the composition of total rental expense for operating leases except those with terms of a month or less:

                                                                             2000              1999             1998
                                                                       -----------------------------------------------------

Rentals                                                                       $441,601         $448,516          $469,650
                                                                       =====================================================



                                     (F-13)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 11 -- INCOME TAXES

Provision for income taxes consists of the following:

YEARS ENDED DECEMBER 30, DECEMBER 25 AND

 YEARS ENDED DECEMBER 30, DECEMBER 25 AND  DECEMBER 26                       2000              1999             1998
----------------------------------------------------------------------------------------------------------------------------
Current
   Federal                                                                   $4,456,013       $3,255,081        $3,888,985
   State                                                                        855,217          878,823         1,056,111
   International                                                                148,080
                                                                       -----------------------------------------------------
                                                                              5,459,310        4,133,904         4,945,096
                                                                       -----------------------------------------------------
Deferred
   Federal                                                                     (226,759)        (497,779)         (121,668)
   State                                                                        (58,831)         (93,600)          (31,965)
                                                                       -----------------------------------------------------
                                                                               (285,590)        (591,379)         (153,633)
                                                                       -----------------------------------------------------

                                                                             $5,173,720       $3,542,525        $4,791,463
                                                                       =====================================================

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

YEARS ENDED DECEMBER 30, DECEMBER 25
   AND DECEMBER 26                                                           2000              1999             1998
----------------------------------------------------------------------------------------------------------------------------
Income tax at statutory rate                                                 $4,513,263       $3,278,437        $3,715,266
Increase (decrease) in income tax resulting from
   Recurring permanent differences (goodwill
     amortization, dividend exclusion and non-
     deductible officers' life insurance expense)                               188,314           55,662           (76,770)
   State tax expense, net of federal effect                                     525,615          518,247           675,936
   Benefit of foreign subsidiary loss not recognized                                                               558,280
   International taxes                                                          148,080
   Foreign tax credit                                                          (148,080)
   Other                                                                        (53,472)        (309,821)          (81,249)
                                                                       -----------------------------------------------------

       Provision for income taxes recorded                                   $5,173,720       $3,542,525        $4,791,463
                                                                       =====================================================

At December 30, 2000, a cumulative deferred tax asset of $1,806,386 is included in current assets and other assets. At December 25, 1999, a cumulative deferred tax asset of $1,520,796 is included in current assets and other liabilities.


                                     (F-14)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The components of the net deferred tax asset are as follows:

DECEMBER 30 AND DECEMBER 25                                                                    2000             1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS
   Employee benefits                                                                         $   841,765       $   584,559
   Valuation reserves                                                                            550,603           681,472
   Goodwill and intangible assets                                                                172,903            94,352
   Deferred compensation                                                                         442,294           480,490
                                                                                        ------------------------------------
         Total assets                                                                          2,007,565         1,840,873
                                                                                        ------------------------------------

LIABILITIES
   Depreciation                                                                                  (70,012)         (186,076)
   Unrealized gain on securities available for sale                                             (131,167)         (134,001)
                                                                                        ------------------------------------
         Total liabilities                                                                      (201,179)         (320,077)
                                                                                        ------------------------------------

                                                                                              $1,806,386        $1,520,796
                                                                                        ====================================


NOTE 12 -- EMPLOYEE BENEFIT PLANS

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $403,235, $273,763 and $316,155 for 2000, 1999 and
1998.

NOTE 13 -- VOLUNTARY EMPLOYEE BENEFITS ASSOCIATION TRUST (VEBA)

The Company established a VEBA as a tax-exempt organization to provide life, medical, disability and other similar welfare benefits permitted pursuant to Internal Revenue Code Section 501(c)(9) for its employees.


                                     (F-15)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 14 -- SEGMENT INFORMATION AND CONCENTRATIONS

YEARS ENDED DECEMBER 30, DECEMBER 25
   AND DECEMBER 26                                                           2000              1999             1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                          (In Thousands)
Sales to unaffiliated customers
   Sporting goods                                                           $  79,948          $52,767           $63,072
   Office and graphic arts products                                            36,133           33,407            30,486
                                                                       -----------------------------------------------------

       Total consolidated                                                    $116,081          $86,174           $93,558
                                                                       =====================================================

Operating profit
   Sporting goods                                                           $   8,367         $  4,200          $  6,875
   Office and graphic arts products                                             9,450            7,277             7,442
   Corporate                                                                   (1,309)            (865)             (427)
                                                                       -----------------------------------------------------
       Total consolidated                                                      16,508           10,612            13,890
   Consolidated other income (expense)                                           (286)              76               410
                                                                       -----------------------------------------------------
                                                                               16,222           10,688            14,300
   Consolidated interest expense                                                2,092              616             1,118
   Consolidated loss on disposal of assets                                         26               64               208
   Consolidated amortization of goodwill                                          830              469               398
   Consolidated loss on terminated sporting goods sale                                                               427
   Consolidated (gain) loss on disposal of Escalade International                                 (103)            1,222
                                                                       -----------------------------------------------------

   Consolidated income from operations before
     income taxes                                                             $13,274         $  9,642           $10,927
                                                                       =====================================================

Identifiable assets

   Sporting goods                                                             $41,119          $37,208           $39,819
   Office and graphic arts products                                            22,892           23,971            20,770
   Corporate                                                                    5,465            5,671             2,900
                                                                       -----------------------------------------------------

       Total assets                                                           $69,476          $66,850           $63,489
                                                                       =====================================================

Depreciation and amortization charged to operations
   Sporting goods                                                            $  1,715         $  1,154          $  1,207
   Office and graphic arts products                                             1,464            1,604             1,589
                                                                       -----------------------------------------------------

       Total consolidated                                                    $  3,179         $  2,758          $  2,796
                                                                       =====================================================

Capital expenditures
   Sporting goods                                                            $    754         $    862         $     699
   Office and graphic arts products                                               187              276               372
                                                                       -----------------------------------------------------

                                                                             $    941         $  1,138          $  1,071
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

In 2000, 1999 and 1998, approximately 45% (31% of consolidated sales), 46% (28% of consolidated sales) and 38% (25% of consolidated sales) of the sporting goods were sold to Sears, Roebuck & Co. At December 30, 2000 and December 25, 1999, accounts receivable included $11,323,174 and $9,117,867 due from Sears, Roebuck & Co.

Approximately 30% of the Company's labor force is covered by a collective bargaining agreement. Management acknowledges that there usually will be differences between Company offers and union demands during negotiations. However, management has no reason to expect such differences to result in protracted conflict. The current contract expires on April 27, 2003.

Consolidated assets include approximately $2.4 million of assets located in the United Kingdom and Mexico and $27.7 million of assets located in Switzerland.


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

     Customer allowance reserves--based on agreements for customer purchase rebates and shared advertising, and prior year's shipments.

     Inventory valuation reserves--based on estimates of costs of inventory amounts overstocked or obsolete in excess of realizable value.

NOTE 16 -- ADDITIONAL INFORMATION

DECEMBER 30 AND DECEMBER 25                                                             2000                  1999
----------------------------------------------------------------------------------------------------------------------------
Accrued Liabilities
   Employees' compensation                                                            $  4,563,533           $2,478,862
   Payroll taxes and taxes withheld from employees'
     compensation                                                                          309,488              191,926
   Taxes other than taxes on income                                                        396,674              342,960
   Accrued interest                                                                        173,694              129,950
   Customer volume discounts payable                                                     7,178,735            5,193,302
   Other accrued items                                                                   1,659,834            1,253,171
                                                                                --------------------------------------------

                                                                                       $14,281,958           $9,590,171
                                                                                ============================================


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


                                     (F-18)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 18 -- COMMITMENTS AND CONTINGENCIES

At December 30, 2000, standby letters of credit aggregated $50,000.

Additionally, the Company has obtained a letter of credit for the benefit of the mortgage holders. At December 30, 2000, the balance of the letter of credit was $2,733,750. It is to be used in the event of a default in either interest or principal payments.

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

NOTE 19 -- SUMMARY OF QUARTERLY RESULTS

                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                 (UNAUDITED)
                                                       MARCH 18           JULY 8          SEPTEMBER 30      DECEMBER 30
                                                  --------------------------------------------------------------------------
2000
   Net sales                                             $17,575           $24,035            $31,560           $42,911
   Gross profit                                            5,997             8,189              9,478            13,097
   Net income                                                919             1,173              2,359             3,649
   Basic earnings per share                                  .31               .52               1.09              1.68

1999
   Net sales                                             $12,978           $17,086            $21,296           $34,814
   Gross profit                                            4,085             5,151              6,861            10,039
   Net income                                                434               412              1,723             3,531
   Basic earnings per share                                  .14               .13                .57              1.20

On March 31, 2000, the Company reduced its outstanding shares by 758,312 shares through a Dutch Auction tender offer. Consequently, if the four quarters earnings per share are added together, they are different than the actual earnings per weighted-average share for the year.

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

The estimated loss on the disposal of Escalade International, Limited was $1,222,279 including a provision of $250,000 for operating losses during phaseout. The actual loss on the sale was $1,118,892 which included $213,057 in operating losses up to the time of sale. 1999 shows a profit of $103,387 which was the amount by which the reserve for loss on this transaction exceeded actual losses. Since only 50% was sold, the operations are not considered discontinued and the financial statements have been revised to eliminate discontinued operations. Going forward, the Company's ownership value in Escalade International will be shown as an investment and will be accounted for under the equity method.

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

ACQUISITION OF LIFETIME PRODUCTS, INC.
On January 5, 2000, Indian Industries acquired certain assets of the table tennis business of Lifetime Products, Inc., a Utah corporation, who wished to discontinue its table tennis business. Those assets consisted mainly of machinery, equipment and tooling and are being relocated to Indian's Evansville Indiana facility. The cost of the purchase was $1,400,000, which was paid on January 5, 2000.


                                     (F-20)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 22 -- OTHER COMPREHENSIVE INCOME

                                                                                               2000
                                                                       -----------------------------------------------------
                                                                          BEFORE-TAX           TAX           NET-OF-TAX
YEAR ENDED DECEMBER 30                                                      AMOUNT           BENEFIT           AMOUNT
----------------------------------------------------------------------------------------------------------------------------

Unrealized holding losses arising during the year                             $(7,086)          $2,834           $(4,252)
                                                                       =====================================================

                                                                                               1999
                                                                       -----------------------------------------------------
                                                                          BEFORE-TAX           TAX           NET-OF-TAX
YEAR ENDED DECEMBER 25                                                      AMOUNT           BENEFIT           AMOUNT
----------------------------------------------------------------------------------------------------------------------------

Unrealized holding losses arising during the year                            $(67,374)         $26,950          $(40,424)
                                                                       =====================================================

                                                                                               1998
                                                                       -----------------------------------------------------
                                                                          BEFORE-TAX           TAX           NET-OF-TAX
YEAR ENDED DECEMBER 26                                                      AMOUNT           BENEFIT           AMOUNT
----------------------------------------------------------------------------------------------------------------------------

Unrealized holding losses arising during the year                             $(9,278)          $3,711           $(5,567)
                                                                       =====================================================


NOTE 23 -- SUBSEQUENT EVENTS

On February 5, 2001, Escalade Sports acquired substantially all of the assets of Accudart Corporation for cash. The purchased assets included inventory, equipment and intellectual property. Accudart is America's number one name in darts. The cost of the purchase was $1,966,339 and it is estimated that annual sales of these products will be approximately 3% of Escalade's consolidated net sales.


                                     (F-21)

OLIVE


                          INDEPENDENT AUDITOR'S REPORT

                  Stockholders and Board of Directors
                  Escalade, Incorporated
                  Evansville, Indiana

                  We have audited the consolidated financial statements of Escalade, Incorporated as of December 30, 2000 and December 25, 1999 and for each of the three years in the period ended December 30, 2000 and have issued our report thereon dated February 2, 2001; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Escalade, Incorporated listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                  OLIVE LLP

                  Evansville, Indiana
                  February 2, 2001

                                      (S-1)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 COL. A                      COL. B                  COL. C                   COL. D           COL. E
----------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
                                                        ----------------------------------
                                                                          CHARGED TO
                                           BALANCE AT      CHARGED TO        OTHER                             BALANCE
                                           BEGINNING        COSTS AND      ACCOUNTS--      DEDUCTIONS--        AT END
              DESCRIPTION                  OF PERIOD        EXPENSES        DESCRIBE       DESCRIBE (2)      OF PERIOD
---------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
   and discounts (1)
   Fiscal year ended December 30, 2000        $761,363        $141,136                         $291,447         $611,052
   Fiscal year ended December 25, 1999         581,830         577,150                          397,617          761,363
   Fiscal year ended December 26, 1998         893,434         371,672                          683,276          581,830


(1)   Deducted from related assets
(2)   Accounts charged off, less recoveries



                                      (S-2)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:   \s\C. W. "Bill" Reed                                                                              March 9, 2001
------------------------------------------------------------------
      C. W. "Bill" Reed
      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                 Chief Executive Officer
                                                                 and Director

\s\C. W. Reed                                                    (Principal Executive Officer)          March 9, 2001
------------------------------------------------------------------
C. W. Reed


\s\Robert E. Griffin                                             Chairman and Director                  March 9, 2001
------------------------------------------------------------------
Robert E. Griffin

                                                                 Secretary and Treasurer
                                                                 (Principal Financial and Accounting
\s\John R. Wilson                                                Officer)                               March 9, 2001
------------------------------------------------------------------
John R. Wilson

\s\Blaine E. Matthews, Jr.                                       Director                               March 9, 2001
------------------------------------------------------------------
Blaine E. Matthews, Jr.


\s\A. Graves Williams, Jr.                                       Director                               March 9, 2001
------------------------------------------------------------------
A. Graves Williams, Jr.


\s\Keith P. Williams                                             Director                               March 9, 2001
------------------------------------------------------------------
Keith P. Williams

\s\Yale Blanc                                                    Director                               March 9, 2001
------------------------------------------------------------------
Yale Blanc

\s\Robert D. Orr                                                 Director                               March 9, 2001
------------------------------------------------------------------
Robert D. Orr


                                     (S-3)