Form 10-Q
period 2001-03-24
ESCALADE INC
filed 2001-04-12
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 24, 2001
                          Commission File Number 0-6966

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


         The number of shares of Registrant's common stock (no par value) outstanding as of April 6, 2001 : 2,166,951

                                      INDEX

                                                                                                 Page No.

Part I.           Financial Information:

Item 1 -          Financial Statements:

                  Consolidated Condensed Balance Sheet (Unaudited)
                  March 24, 2001, March 18, 2000, and
                  December 30, 2000                                                                 3

                  Consolidated Condensed Statement of Income (Unaudited)
                  Three Months Ended March 24, 2001 and March 18,2000                               4

                  Consolidated Statement of Comprehensive Income (Unaudited)
                  Three Months Ended March 24, 2001 and March 18, 2000                              4

                  Consolidated Condensed Statement of Cash Flows (Unaudited)
                  Three Months Ended March 24, 2001 and March 18, 2000                              5

                  Notes to Consolidated Condensed Financial Statements                              6-8

Item 2 -          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations:                                              9-10

Item 3 -          Quantitative and Qualitative Disclosures About
                  Market Risk                                                                       10

Part II.          Other Information                                                                 10

                  Signatures                                                                        10

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

(Dollars in Thousands)                                        March 24,         March 18,        December 30,
                                                              2001              2000             2000
ASSETS                                                        -----------------------------------------------
Current assets:
   Cash                                                       $   348           $     7          $ 1,147
   Receivables, less allowances of
         $686, $811 and $611                                   13,600            13,609           26,406
   Inventories                                                 16,899            13,926           15,589
   Prepaid expense                                                 75                59              137
   Deferred income tax benefit                                    824             1,248              824
                                                              -------           -------          -------
TOTAL CURRENT ASSETS                                           31,746            28,849           44,103

Property, plant, and equipment                                 34,715            34,785           34,133
   Accum. depr. and amortization                              (25,662)          (24,716)         (25,077)
                                                              -------           -------          -------
                                                                9,053            10,069            9,056

Other assets                                                    6,178             5,274            5,418
Goodwill                                                       10,672            11,537           10,899
                                                              -------           -------          -------
                                                              $57,649           $55,729          $69,476
                                                              =======           =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - bank                                       $ 3,500           $ 1,000          $13,267
   Current portion of long-term debt                              167             2,000              ---
   Trade accounts payable                                       3,030             3,742            2,093
   Accrued liabilities                                          9,628             9,081           14,282
   Federal income tax payable                                     552               544            1,976
                                                              -------           -------          -------
TOTAL CURRENT LIABILITIES                                      16,877            16,367           31,618

Other Liabilities:
   Long-term debt                                              14,967             7,700           12,700
   Deferred compensation                                        1,220             1,304            1,198
                                                              -------           -------          -------
                                                               16,187             9,004           13,898
Stockholders' equity:
   Preferred stock:
         Authorized 1,000,000 shares;
         no par value, none issued
   Common stock:
         Authorized 10,000,000 shares;
         no par value,Issued and
         outstanding - 2,166,951,
         2,918,178, and 2,165,862 at
         3-24-01, 3-18-00, and 12-30-00                         2,167             2,918            2,166
   Retained earnings                                           22,246            27,238           21,597
   Accumulated other comprehensive
         income                                                   172               202              197
                                                              -------           -------          -------
                                                               24,585            30,358           23,960
                                                              -------           -------          -------
                                                              $57,649           $55,729          $69,476
                                                              =======           =======          =======


See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                                                           Three Months Ended
                                                                March 24, 2001            March 18, 2000
                                                                --------------            --------------

Net sales                                                              $18,496                   $17,575

Costs, expenses and other income:
   Cost of products sold                                                12,710                    11,578
   Selling, administrative and
         general expenses                                                4,060                     3,858
   Interest                                                                317                       234
   Amortization of goodwill                                                227                       192
   Other (income) expense                                                  167                       118
                                                                       -------                   -------
                                                                        17,481                    15,980

INCOME BEFORE INCOME TAXES                                               1,015                     1,595


Provision for income taxes                                                 381                       676
                                                                       -------                   -------
NET INCOME                                                             $   634                   $   919
                                                                       =======                   =======


Per share data:

   Basic earnings per share                                            $   .29                   $   .31

   Diluted earnings per share                                          $   .29                   $   .31




CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


NET INCOME                                                             $   634                   $   919

UNREALIZED GAIN (LOSS)ON SECURITIES,
   NET OF TAX                                                              (25)                        1
                                                                       -------                   -------
COMPREHENSIVE INCOME                                                   $   609                   $   920
                                                                       =======                   =======



See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)

                                                                              Three Months Ended
                                                                    March 24, 2001            March 18, 2000
Operating Activities:                                               ----------------------------------------

   Net Income                                                          $   634                   $   919

   Depreciation and amortization                                           821                       782

   Adjustments necessary to reconcile
         net income to net cash provided by
         operating activities                                            7,370                     9,389
                                                                       -------                   -------

   Net cash provided by operating
         activities                                                      8,825                    11,090
                                                                       -------                   -------

Investing Activities:

   Purchase of property and equipment                                     (341)                     (169)
   Purchase of certain assets of
         Lifetime Products, Inc.                                           ---                    (1,100)
   Purchase of certain assets of
      Accudart                                                          (1,966)                      ---
                                                                       -------                   -------

   Net cash used by investing activities                                (2,307)                   (1,269)
                                                                       -------                   -------

Financing Activities:

   Net decrease in notes payable- bank                                  (9,767)                  (11,570)
   Net increase in long term debt                                        2,434                       ---
   Proceeds from exercise of stock options                                  16                       ---
                                                                       -------                   -------

   Net cash used by financing activities                                (7,317)                  (11,570)
                                                                       -------                   -------

Decrease in cash                                                          (799)                   (1,749)

Cash, beginning of period                                                1,147                     1,756
                                                                       -------                   -------

Cash, end of period                                                    $   348                   $     7
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

Note B - Seasonal Aspects
-------------------------

         The results of operations for the three month periods ended March 24, 2001 and March 18, 2000 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                                                     3-24-01           3-18-00          12-30-00
                                                     -------           -------          --------

                           Raw Materials             $ 4,855           $ 4,311          $ 4,871

                           Work In Process             3,672             2,906            3,748

                           Finished Goods              8,372             6,709            6,970
                                                     -------           -------          -------
                                                     $16,899           $13,926          $15,589
                                                     =======           =======          =======

Note D - Income Taxes

---------------------

         The provision for income taxes was computed based on financial statement income.

Note E - Earnings Per Share

-----------------------------
Earnings per share were computed as follows:

                                                                       Three Months Ended
                                                                          March 24, 2001
                                                    -----------------------------------------------------------
                                                                            Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------

Net Income                                               $634
                                                       -------
Basic Earnings per Share
   Income available to common
      stockholders                                        634                  2,166                    $.29
                                                                                                     =======
Effect of Dilutive Securities
   Stock options                                                                  16
                                                       -------               -------
Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                                        $634                  2,182                    $.29
                                                       =======               =======                 =======


                                                                       Three Months Ended
                                                                          March 18, 2000
                                                    -----------------------------------------------------------
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
                                                       =======               =======                 =======

Note F - Segment Information
-----------------------------

                                                                  As of and for the Three Months Ended
                                                                            March 24, 2001
                                                     -------------------------------------------------------------
                                                                      Office and
                                                       Sporting        Graphic
                                                        Goods            Arts           Corporate         Total
                                                      --------        ----------        ---------       ---------
Revenues from external customers                      $10,734          $ 7,762         $   ---          $ 18,496

Net income (loss)                                        (197)             973            (142)              634

Assets                                                 $31,166         $22,347         $ 4,136          $ 57,649


                                                                  As of and for the Three Months Ended
                                                                            March 18, 2000
                                                     -------------------------------------------------------------
                                                                      Office and
                                                       Sporting        Graphic
                                                        Goods            Arts           Corporate         Total
                                                      --------        ----------        ---------       ---------
Revenues from external customers                      $ 9,023          $ 8,552         $  ---           $ 17,575

Net income (loss)                                         (31)           1,015            (65)               919

Assets                                                $28,301          $23,239         $4,189           $ 55,729

ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS


          The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.

RESULTS OF OPERATIONS

FIRST QUARTER COMPARISON 2001 vs. 2000


          Net sales were $18,496,000 in the first quarter of 2001 as compared to $17,575,000 in the first quarter of 2000 an increase of $921,000 or 5.2%. Net sales of sporting goods increased $1,711,000 or 19.0% and net sales of office and graphic arts decreased $790,000 or 9.2%.

          Of the increase in sporting goods net sales 65% was in game parlor products and the remaining 35% was spread over archery, basketball and darts. The increase in game parlor products was in imported game tables and the increases in basketball and darts was in product from recent acquisitions. The decrease in office and graphic arts net sales is believed to be mainly due to the slowing economy causing a decrease in the incoming order rate.

          Cost of sales was $12,710,000 in the first quarter of 2001 as compared to $11,578,000 in the first quarter of 2000, an increase of $1,132,000 or 9.8%.

          Cost of sales as a percentage of net sales was 68.7% in the first quarter of 2001 as compared to 65.9% in the first quarter of 2000. Sporting goods cost of sales as a percentage of net sales increased 2.0% and office and graphic arts cost of sales as a percentage of net sales decreased .7%. Sporting goods cost of sales increase was mainly due to a shift in sales to less profitable product lines (import game tables). Office and graphic arts cost of sales decrease was mainly due to a reduction in factory expenses.

          Selling, general, and administrative expenses were $4,060,000 in the first quarter of 2001 as compared to $3,858,000 in the first quarter of 2000, an increase of $202,000 or 5.2%.

          Selling, general and administrative expenses as a percentage of net sales was 21.9% in the first quarter of 2001 and 2000.

          Interest expense increased $83,000 to $317,000 in 2001 from $234,000 in 2000, an increase of 35.5% due to higher average borrowing levels.

          The effective income tax rate for the first quarter of 2001 was 37.5% as compared to 42.4% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's net cash provided by operating activities was $8,825,000 in the first quarter of 2001 as compared to $11,090,000 in the first quarter of 2000. Most of the cash provided by operating activities was from collection of the year end accounts receivable during the first quarter. The net accounts receivable balance at the end of the year was $26,406,000 and at the end of the first quarter the net accounts receivable balance was $13,600,000. The Company's net cash used for investing activities was $2,307,000 in the first quarter of 2001 as compared to $1,269,000 in the first quarter of 2000. $1,966,000 of the cash used in 2001 was for the purchase of certain assets of Accudart. The Company's net cash used by financing activities was $7,317,000 in the first quarter of 2001 as compared to $11,570,000 in the first quarter of 2000. The cash used by financing activities was for the pay down of bank debt. At the end of the year, the bank debt was $25,967,000 and at the end of the first quarter the bank debt was $18,634,000.

          The Company's working capital requirements are currently funded by cash flow from operations and a revolving line of credit in the amount of $30,000,000. There was $3,500,000 borrowed under this revolving line of credit at the end of the first quarter.

          This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. Escalade's future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

PART II.  OTHER INFORMATION

          There were no reports on Form 8-K filed for the three months ended March 24, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          None.




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ESCALADE, INCORPORATED



Date:     April 12, 2001               C. W. (Bill) Reed
          --------------               ----------------------------
                                       C. W. (Bill) Reed
                                       President and Chief Executive Officer



Date:     April 12, 2001               John R. Wilson
          --------------               ----------------------------
                                       John R. Wilson
                                       Vice President and
                                       Chief Financial Officer