Form 10-K/A
period 2000-12-30
ESCALADE INC
filed 2001-06-13
CIK 33488

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


In 2000, the Company established a new subsidiary, Indian-Martin AG, a Swiss corporation. The sole operation of Indian-Martin AG is to purchase accounts receivable from the Company's manufacturing subsidiaries on a periodic basis. Such purchases are funded by proceeds from the collection of the accounts receivable and through borrowings under a $30 million line of credit provided to Indian-Martin AG by Bank One, Indianapolis, National Association. This accounts receivable purchase program enhances the Company's cash flow and results in certain tax savings to the Company. As of December 30, 2000, Indian-Martin AG owned and held approximately $27.2 million of accounts receivable purchased from the Company's manufacturing subsidiaries.


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


In December 1998, the Company adopted a plan to discontinue its distribution operations. Those operations were performed by Escalade International, Limited a foreign subsidiary located in the United Kingdom. The Company's other subsidiaries are all manufacturing operations, except for Indiana-Martin AG and Escalade FSC, Inc. On July 8, 1999, the Company completed a transaction to sell 50% of the stock of Escalade International to an investment group who assumed responsibility for running the day-to-day operations. The sale was for $500,000 with $50,000 cash paid and notes receivable of $450,000.


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


SEASONALITY

The backlog of unshipped orders by industry segment is shown below at the Company's 2000, 1999 and 1998 fiscal year end. All orders in backlog at year end are generally shipped during the following year. The backlog includes all orders received but not shipped. Escalade's sporting goods business is seasonal and, therefore, the backlog is subject to fluctuations. Due to the heavy Christmas season demand for the Company's sporting goods products, 71% to 75% of the sporting goods sales are made in the last two quarters of the year. The office products and graphic arts products business is generally consistent and does not have significant seasonality fluctuations.


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



EMPLOYEES

The Company employs between 625 and 725 employees, consisting of between 250 and 300 people at Indian's Evansville, Indiana facilities, between 100 and 150 at Harvard's National City, California and Tijuana, Mexico facilities, approximately 125 employees at Martin Yale's Wabash, Indiana facilities and approximately 150 at Master Products' Los Angeles, California and Tijuana, Mexico facilities. The number of employees at the Company's Evansville, Indiana, National City, California and Tijuana, Mexico sporting goods facilities increases in the last half of the year to handle the higher Christmas season demand for the Company's sporting goods products. All hourly rated employees at Evansville are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers AFL-CIO, whose contract expires April 27, 2003.


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

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

                  Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders. The following is a list of the names and ages of all of the executive officers of the Company indicating all positions and offices held by each such person as of the date of this Report. Each of the executive officers has served the Company in various executive capacities throughout the past five years. All such persons have been elected to serve until the next annual election of officers and their successors are elected, or until their earlier resignation or removal.

                       Age as of                       Offices and                     First Elected
Name                 March 9, 2001                    Positions Held                    An Officer
-----------------------------------------------------------------------------------------------------
Robert E. Griffin          66                        Chairman                              12/76

C.W. "Bill" Reed           54                        CEO and President                      2/94

John R. Wilson             59                        Vice President and CFO                12/76


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


                                      (8)

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2000 COMPARED TO 1999


2000 was an excellent year for the Company. Net sales, net income and basic earnings per share were at an all time high. The Company's successful repurchase of its shares through its Dutch Auction tender offer in the first quarter of 2000 reduced the number of outstanding shares by over 25%.

Escalade Sports successfully integrated the acquisition of substantially all of the assets of Zue Corporation, a manufacturer of high quality basketball systems and certain assets of the table tennis business of Lifetime Products, Inc. In February, 2001, Escalade Sports also acquired substantially all of the assets of Accudart Corporation, America's leading name in darts. Escalade Sports is currently experiencing a significant sales growth in its game parlor products, including table tennis, pool and game tables and accessories, and its high quality basketball systems. The game tables and accessories are imported products and are becoming a bigger portion of sporting goods sales. These imports carry lower gross profit margins than many of the products manufactured in the United States. The Company expects the sales of imported products to continue to increase.

Martin Yale completed the integration of the acquisition of certain assets of Mead Hatcher and experienced an increase in office and graphic arts products net sales in 2000. However in the fourth quarter there was a reduction in the incoming order rate which is expected to continue into 2001. The Company believes that the overall slowdown in the U.S. economy may be adversely impacting orders for Martin Yale's products. The magnitude of any such impact is uncertain at this time. The Company also expects that Martin Yale will actively explore ways to reduce operating costs during 2001 in order to improve profit margins. The Company has not yet seen any signs that the economy is impacting the Escalade Sports business, although the credit worthiness of customers could be affected in the future.


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


Cost of sales of $79,320,000 as a percentage of net sales was 68.3% in 2000 as compared to $60,038,000, or 69.7% in 1999. This decrease in cost of sales was in sporting goods and office and graphic arts products and was due to lower factory expense as a percentage of net sales. The two primary reasons for the decreases in factory expense as percentage of the net sales were that while net sales increased 34.7%, factory expenses did not increase as much and secondly, the product mix was different in 2000 than in 1999. In 2000, the Escalade Sports sold more imported products that did not require any manufacturing, which caused the factory expense to sales percentage to decreases.

Selling, administrative and general expenses in 2000 were $20,253,000, or 17.5% of net sales as compared to $15,524,000, or 18% in 1999. This decrease in selling, general and administrative expense as a percentage of net sales was in the office and graphic arts products segment. This decrease was due to higher sales volume and not having the Y2K costs in 2000 that were increased in 1999.


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


                                      (9)

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1999 COMPARED TO 1998


1999 was a year of significant shift in the Company's business strategy by committing to build both the Sporting Goods and Office/Graphic Arts products businesses. In 1998, the Company actively pursued the sale of its Sporting Goods business so that it could focus on building its more profitable Office/Graphic Arts business. In 1999, it was determined that there were no immediate prospects for selling the Sporting Goods business on favorable terms, and as a result, refocused efforts on and regaining momentum in the Sporting Goods business.

Evidence of the renewed commitment was Escalade Sports' fourth quarter acquisition of substantially all the assets of Zue Corporation, a manufacturer of upper end basketball systems. In January 2000, Escalade Sports acquired the table tennis assets of Lifetime Corporation. Additionally during 1999, Martin Yale acquired certain assets of Mead-Hatcher, a manufacturer of computer accessories.

The 1999 operating income declined due to a variety of factors, including higher than expected Y2K compliance costs at Martin Yale; unusually high variances at Martin Yale due to one-time costs incurred in shifting a product overseas because of competitive pricing pressure and some operational inefficiencies; lower Sporting Goods sales; and product label and warranty expenses in Sporting Goods.


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


Selling, administrative and general expenses in 1999 were $15,524,000, or 18% of net sales as compared to $17,041,000, or 18.2% in 1998. The decreases in selling, general and administrative expenses in the sporting goods segment totalled $2,574,000 or 31.3% and were offset by increases in the office and graphic arts machines and equipment segment of $1,826,000 or 25.4%. These increases were due to Y2K expenses and catalog allowances.


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


INVESTING ACTIVITIES
The Company's net cash used by investing activities was $2,266,008, $12,816,722 and $1,399,086 in 2000, 1999 and 1998. The Company used $915,667, $1,104,897 and
$1,067,546 in 2000, 1999 and 1998 to purchase property and equipment. In 1999, the Company used $7,969,672 to purchase certain assets of Zue Corporation and $3,481,170 to purchase certain assets of Mead Hatcher. In 2000, the Company used $1,400,000 to purchase certain assets of Lifetime Products. The Company expects that it will continue to explore additional acquisition opportunities.


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


The Company's short term working capital requirements are funded by cash flow and a $30,000,000 revolving line of credit used to finance the purchase of trade receivables by the Company's Swiss subsidiary from the Company's manufacturing subsidiaries. The Company utilizes a Borrowing Base formula which defines and identifies eligible accounts receivables in order to calculate the maximum amount that could be borrowed under this revolving line of credit. At December 30, 2000, the maximum amount that could be drawn under this line of credit was $24,004,811 of which $13,267,135 was used.

The $30,000,000 revolving line of credit had an initial scheduled maturity date of May 14, 2001, which date can be extended upon the agreement of the parties. The maturity date has been extended until May 13, 2002. Indian-Martin AG's borrowings under this line of credit are not guaranteed by, and are without recourse to, the Company or any of the Company's subsidiaries. This line of credit replaced the Company's prior $12,000,000 short term revolving line of credit.

The Company's long term financing requirements are currently funded by a $20,500,000 revolving term loan which expires March 31, 2005. Under the terms of the credit agreement, which was amended in May 2000, the maximum borrowing available to the Company under this revolving term loan is reduced by $4,100,000 on March 31 of each year until the line expires. The May 2000 amendment increased the amount of available borrowing from the prior maximum amount of $10,000,000. The Company uses this revolving term loan from time to time to finance acquisitions, stock buy backs and other material obligations that may arise. The Company believes that future long term funding for acquisitions, stock buy backs or other material obligations deemed appropriate by the Company's Board of Directors is available from similar credit vehicles and/or other financial institutions.


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


CAPITAL EXPENDITURES

As of December 30, 2000, the Company had no material commitments for capital expenditures.


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

None.



                                      (12)

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders held on April 28, 2001 under the captions "Certain Beneficial Owners" and "Election of Directors" and is incorporated herein by reference.


ITEM 11--EXECUTIVE COMPENSATION


Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders held on April 28, 2001 under the caption "Executive Compensation" and is incorporated herein by reference, except that the information required by Items 402(k) and (l) of Regulation S-K which appear within such caption under the sub-headings "Compensation and Stock Option Committees", "Report of Audit Committee" and "Financial Performance" are specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934. In addition, the following table regarding stock option grants made in 2000 to the Company's executive officers in provided in lieu of the analogous table that was included in such proxy statement.

         The following table shows information concerning individual grants of options to purchase the Company's common stock made in 2000 to the Company's executive officers.

                           INDIVIDUAL GRANTS IN 2000
                                                                                         Potential Realized Value
                                    Percent of                                       at Assumed Annual Rates of Stock
                                   Total Options                                   Price Appreciation for Option Term
                        Options     Granted To                                                    (5)
                        Granted    Employees in     Exercise Price    Expiration   -----------------------------------
Name                  (# Shares)    Fiscal Year       ($/Share)          Date             5% ($)         10% ($)
----------------------------------------------------------------------------------------------------------------------
Robert E. Griffin       924(1)         5.15%           $15.69          4/28/04           4,001(3)        8,852(3)
----------------------------------------------------------------------------------------------------------------------
C.W. "Bill" Reed      7,500(2)        41.82%           $14.50          2/20/05          30,075(4)       66,374(4)
                        509(1)         2.84%           $15.69          4/28/04           2,204(3)        4,876(3)
----------------------------------------------------------------------------------------------------------------------
John R. Wilson        2,500(2)        13.94%           $14.50          2/20/05          10,025(4)       22,125(4)
----------------------------------------------------------------------------------------------------------------------

(1) Of the options granted pursuant to the Company's 1997 Director Stock Compensation and Option Plan, none are exercisable in the first year and then 100% of the grant becomes exercisable in the second year. Issued at market price on day of grant.
(2) Of the options granted pursuant to the Company's 1997 Incentive Stock Plan, none are exercisable in the first year and then 25% of the grant become exercisable in each of the next four years. Issued at market price on day of grant.
(3) Calculated based upon assumed stock prices for the Company's common stock of $20.02 and $25.27, respectively, if 5% and 10% annual rates of stock appreciation are achieved over the full term of the option.
(4) Calculated based upon assumed stock prices for the Company's common stock of $18.51 and $ 23.35, respectively, if 5% and 10% annual rates of stock appreciation are achieved over the full term of the option.
(5) The potential realizable gain equals the product of the number of shares underlying the stock option grant and the difference between the assumed stock price and the exercise price of each option.


ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the Registrant's Proxy Statement relating to its annual meeting of stockholders held on April 28, 2001 under the caption "Certain Beneficial Owners" and is incorporated herein by reference.

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

                    10.1   Licensing agreement between Sweden Table Tennis AB and Indian Industries, Inc. dated
                               January 1, 1995 (e)

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


                                      (14)

        (3)    EXHIBITS (continued)
                   10.11   Trademark Assignment--Federal trademark registration 1,348,890 for Sandmar(R)office machines (b)

                   10.12   Agreement dated May 1, 2000 between Indian Industries, Inc. d/b/a Escalade Sports and
                               International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers,
                               AFL-CIO, and Local  848 (h)
                   10.13   Tenth Amendment to Credit Agreement dated May 31, 1996 between Escalade, Incorporated and Bank
                               One, Indianapolis, National Association dated May 15, 2000 (h)
                   10.14   Credit Agreement dated as of May 15, 2000 by and between Indian-Martin AG and Bank One, Indiana,
                               National Association (excluding exhibits and schedules not deemed to be material (h)
                   10.15   Revolving Note dated as of May 15, 2000 in principal amount of $30,000,000 executed by
                               Indian-Martin AG in favor of Bank One, Indiana, National Association (h)
                   10.16   Pledge Agreement dated as of May 15, 2000 by Indian-Martin AG in favor of Bank One, Indiana,
                               National Association (h)
                   10.17   Collateral Agreement and Security Agreement dated as of May 15, 2000 by Indian-Martin AG in favor of Bank One, Indiana, National Association (h)
                   10.18   Receivables Purchase Agreement dated as of May 15, 2000 between Indian-Martin AG and Indian
                               Industries, Inc.  Substantially similar Receivables Purchase Agreements were also entered into by each of the Registrant's other domestic operating subsidiaries, Harvard Sports,
                               Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc., with
                               Indian-Martin AG (h)
                   10.19   Services Agreement dated as of May 15, 2000 between Indian-Martin AG and Indian Industries,
                               Inc.  Substantially similar Services Agreements were also entered into by each of the
                               Registrant's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale
                               Industries, Inc. and Master Products Manufacturing Company, Inc., with Indian-Martin AG (h)
                   10.20   Subordinated Promissory Note dated as of May 15, 2000 in principal amount of $5,086,501 executed by Indian Industries, Inc. in favor of Indian-Martin AG.  Substantially similar
                               Subordinated Promissory Notes were also entered into by each of the Registrant's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc. and
                               Master Products Manufacturing Company, Inc., with Indian-Martin AG in the respective principal amounts of $1,343,202, $3,130,191 and $3,593,149 (h)
                   10.21   Standby and Subordination Agreement dated as of May 15, 2000 among Bank One, Indiana, National
                               Association, Indian-Martin AG and Indian Industries, Inc.  Substantially similar Standby and Subordination Agreements were also entered into by each of the Registrant's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc. and
                               Master Products Manufacturing Company, Inc. with Indian-Martin AG and Bank One, Indiana,
                               National Association (h)
                   10.22   Promissory Note dated as of May 15, 2000 in principal amount of $13,153,045 executed by
                               Escalade, Incorporated in favor of Indian-Martin AG (h)
                   10.23   Escalade Subordination Agreement dated as of May 15, 2000 between Escalade, Incorporated and
                               Bank One, Indiana, National Association (h)
                   10.24   Offset Waiver Agreement dated as of May 15, 2000 among Escalade, Incorporated and Bank One,
                               Indiana, National Association, Indian-Martin AG, Indian Industries, Inc., Harvard Sports,
                               Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc. (h)

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

         (d)      Incorporated by reference from the Company's 1993 Annual Report on Form 10-K
         (e)      Incorporated by reference from the Company's 1995 Annual Report on Form 10-K

         (f)      Incorporated by reference from the Company's 1997 Proxy Statement
         (g)      Incorporated by reference from the Company's 1998 Third Quarter Report on Form 10-Q

         (h)      Incorporated references from the Company's 2000 Second Quarter Report of Form 10-Q


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


                                     (F-15)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 14 -- SEGMENT INFORMATION AND CONCENTRATIONS

YEARS ENDED DECEMBER 30, DECEMBER 25
   AND DECEMBER 26                                                           2000              1999             1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                          (In Thousands)
Sales to unaffiliated customers
   Sporting goods                                                           $  79,948          $52,767           $63,072
   Office and graphic arts products                                            36,133           33,407            30,486
                                                                       -----------------------------------------------------

       Total consolidated                                                    $116,081          $86,174           $93,558
                                                                       =====================================================

SEGMENT PROFIT
   Sporting goods                                                           $   3,520         $  2,098          $  2,418
   Office and graphic arts products                                             5,022            3,534             3,671
   Corporate                                                                     (442)             470                47
                                                                       -----------------------------------------------------
       Total consolidated                                                       8,100            6,100             6,136
                                                                       =====================================================

INTEREST EXPENSE
   Sporting goods                                                           $     890         $     34          $    225
   Office and graphic arts products                                                55              222               302
   Corporate                                                                    1,147              360               591
                                                                       -----------------------------------------------------
       Total consolidated                                                   $   2,092         $    616          $  1,118
                                                                       =====================================================

LOSS ON DISPOSAL OF ASSETS
   Sporting goods                                                           $      20                           $     10
   Office and graphic arts products                                                 6               64               196
                                                                       -----------------------------------------------------
       Total consolidated                                                   $      26         $     64          $    208
                                                                       =====================================================

LOSS ON TERMINATED SPORTING GOODS SALE
   Corporate                                                                                                    $    427
                                                                       -----------------------------------------------------
       Total consolidated                                                                                       $    427
                                                                       =====================================================


(GAIN) LOSS ON DISPOSAL OF ESCALADE
 INTERNATIONAL
   Corporate                                                                                  $   (103)         $  1,222
                                                                       -----------------------------------------------------
       Total consolidated                                                                     $   (103)         $  1,222
                                                                       =====================================================

Identifiable assets

   Sporting goods                                                             $41,119          $37,208           $39,819
   Office and graphic arts products                                            22,892           23,971            20,770
   Corporate                                                                    5,465            5,671             2,900
                                                                       -----------------------------------------------------

       Total assets                                                           $69,476          $66,850           $63,489
                                                                       =====================================================

Depreciation and amortization (including goodwill)
   Sporting goods                                                            $  1,715         $  1,154          $  1,207
   Office and graphic arts products                                             1,464            1,604             1,589
                                                                       -----------------------------------------------------


       Total consolidated                                                    $  3,179         $  2,758          $  2,796
                                                                       =====================================================

Capital expenditures
   Sporting goods                                                            $    754         $    862         $     699
   Office and graphic arts products                                               187              276               372
                                                                       -----------------------------------------------------

                                                                             $    941         $  1,138          $  1,071
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

                  Evansville, Indiana
                  February 2, 2001

                                      (S-1)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 COL. A                      COL. B                  COL. C                   COL. D           COL. E
----------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
                                                        ----------------------------------
                                                                          CHARGED TO
                                           BALANCE AT      CHARGED TO        OTHER                             BALANCE
                                           BEGINNING        COSTS AND      ACCOUNTS--      DEDUCTIONS--        AT END
              DESCRIPTION                  OF PERIOD        EXPENSES        DESCRIBE       DESCRIBE (2)      OF PERIOD
---------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
   and discounts (1)
   Fiscal year ended December 30, 2000      $  761,363      $  141,136                       $  291,447       $  611,052
   Fiscal year ended December 25, 1999         581,830         577,150                          397,617          761,363
   Fiscal year ended December 26, 1998         893,434         371,672                          683,276          581,830


Product warranty reserves
   Fiscal year ended December 30, 2000      $  707,633      $2,075,288                       $1,708,265       $1,704,556
   Fiscal year ended December 25, 1999         650,100         780,228                          722,795          707,533
   Fiscal year ended December 26, 1998         540,000         769,344                          659,244          650,100

Customer allowance reserves
   Fiscal year ended December 30, 2000      $2,286,686      $3,419,862                       $2,286,686       $3,419,862
   Fiscal year ended December 25, 1999       1,656,692       2,286,686                        1,656,692        2,286,686
   Fiscal year ended December 26, 1998       1,694,257       1,656,692                        1,694,257        1,656,692

Inventory valuation reserves
   Fiscal year ended December 30, 2000      $  759,050      $  904,787                       $  863,815       $  800,022
   Fiscal year ended December 25, 1999         846,513         594,066                          681,229          759,050
   Fiscal year ended December 26, 1998       1,215,881         209,728                          579,096          846,513




(1)   Deducted from related assets
(2)   Accounts charged off, less recoveries



                                      (S-2)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


ESCALADE, INCORPORATED


By:   \s\C. W. "Bill" Reed                                                                              June 13, 2001
------------------------------------------------------------------
      C. W. "Bill" Reed
      President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                                 Chief Executive Officer
                                                                 and Director


\s\C. W. Reed                                                    (Principal Executive Officer)          June 13, 2001
------------------------------------------------------------------
C. W. Reed


                                                                 Chairman and Director
------------------------------------------------------------------
Robert E. Griffin

                                                                 Secretary and Treasurer
                                                                 (Principal Financial and Accounting
\s\John R. Wilson                                                Officer)                               June 13, 2001
------------------------------------------------------------------
John R. Wilson

                                                                 Director
------------------------------------------------------------------
Blaine E. Matthews, Jr.


                                                                 Director
------------------------------------------------------------------
A. Graves Williams, Jr.


                                                                 Director
------------------------------------------------------------------
Keith P. Williams

                                                                 Director
------------------------------------------------------------------
Yale Blanc

                                                                 Director
------------------------------------------------------------------
Robert D. Orr


                                     (S-3)