Form 10-Q
period 2001-07-14
ESCALADE INC
filed 2001-08-03
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended July 14, 2001
                          Commission File Number 0-6966


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


         The number of shares of Registrant's common stock (no par value) outstanding as of July 27, 2001: 2,139,694

                                            INDEX

                                                                                                          Page No.

Part I.           Financial Information:

Item 1 -          Financial Statements:

                  Consolidated Condensed Balance Sheet (Unaudited)
                  July 14, 2001, July 8, 2000, and
                  December 30, 2000                                                                          3

                  Consolidated Condensed Statement of Income (Unaudited)
                  Three Months and Six Months Ended
                  July 14, 2001 and July 8,2000                                                              4

                  Consolidated Condensed Statement of Comprehensive
                  Income (Unaudited)
                  Three Months and Six Months Ended
                  July 14, 2001 and July 8, 2000                                                             4

                  Consolidated Condensed Statement of Cash Flows (Unaudited)
                  Six Months Ended July 14, 2001 and July 8, 2000                                            5

                  Notes to Consolidated Condensed Financial Statements                                      6-9

Item 2 -          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations:                                                     10-11

Item 3 -          Quantitative and Qualitative Disclosures About
                  Market Risk                                                                                12


Part II.          Other Information                                                                          12

Item 4 -          Submission of matters to a Vote of Securities Holders                                      12

Item 5 -          Other Information                                                                          13

Item 6 -          Exhibits and Reports on Form 8-K                                                           13

                  Signatures                                                                                 13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

(Dollars in Thousands)

                                            July 14,        July 8,     December 30,
                                              2001           2000           2000
                                            --------------------------------------
ASSETS
Current assets:
   Cash                                     $    377       $    207       $  1,147
   Receivables, less allowances of
      $770, $937 and $611                     18,148         13,985         26,406
   Inventories                                22,952         19,024         15,589
   Prepaid expense                               223             63            137
   Deferred income tax benefit                   824          1,248            824
                                            --------       --------       --------
TOTAL CURRENT ASSETS                          42,524         34,527         44,103

Property, plant, and equipment                34,270         34,983         34,133
   Accum. depr. and amortization             (25,139)       (25,520)       (25,077)
                                            --------       --------       --------
                                               9,131          9,463          9,056

Goodwill                                      10,369         11,260         10,899
Other assets                                   6,157          5,059          5,418
                                            --------       --------       --------
                                            $ 68,181       $ 60,309       $ 69,476
                                            ========       ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - bank                     $  7,337       $  6,744       $ 13,267
   Current portion of long-term debt           2,567          2,850            ---
   Trade accounts payable                      5,514          3,829          2,093
   Accrued liabilities                         9,682          8,598         14,282
   Federal income tax payable                    612             32          1,976
                                            --------       --------       --------
TOTAL CURRENT LIABILITIES                     25,712         22,053         31,618

Other Liabilities:
   Long-term debt                             15,667         19,100         12,700
   Deferred compensation                       1,251          1,155          1,198
                                            --------       --------       --------
                                              16,918         20,255         13,898
Stockholders' equity:
   Preferred stock:
      Authorized 1,000,000 shares;
      no par value, none issued
   Common stock:
      Authorized 10,000,000 shares;
      no par value,Issued and
      outstanding - 2,139,694,
      2,167,753, and 2,165,862 at
      7-14-01, 7-8-00, and 12-30-00            2,140          2,168          2,166
   Retained earnings                          23,180         15,625         21,597
   Accumulated other comprehensive
      income                                     231            208            197
                                            --------       --------       --------
                                              25,551         18,001         23,960
                                            --------       --------       --------
                                            $ 68,181       $ 60,309       $ 69,476
                                            ========       ========       ========


See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                                                       Three Months Ended     Six Months Ended
                                                                       July 14,    July 8,   July 14,    July 8,
                                                                         2001       2000       2001       2000
                                                                        ----------------------------------------

Net sales                                                               $27,759    $24,035    $46,255    $41,610

Costs, expenses and other income:
   Cost of products sold                                                 18,799     15,846     31,509     27,424
   Selling, administrative and
      general expenses                                                    5,646      5,292      9,706      9,150
   Interest                                                                 406        637        723        871
   Amortization of goodwill                                                 303        305        530        497
   Other (income) expense                                                    50         48        217        166
                                                                        -------    -------    -------    -------
                                                                         25,204     22,128     42,685     38,108

INCOME BEFORE INCOME TAXES                                                2,555      1,907      3,570      3,502


Provision for income taxes                                                  977        734      1,358      1,410
                                                                        -------    -------    -------    -------

NET INCOME                                                              $ 1,578    $ 1,173    $ 2,212    $ 2,092
                                                                        =======    =======    =======    =======


Per share data:

   Basic earnings per share                                             $   .73    $   .52    $  1.03    $   .83

   Diluted earnings per share                                           $   .73    $   .52    $  1.02    $   .82

CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


NET INCOME                                                              $ 1,578    $ 1,173    $ 2,212    $ 2,092

UNREALIZED GAIN ON
   SECURITIES, NET OF TAX                                                    59          6         34          7
                                                                        -------    -------    -------    -------
COMPREHENSIVE INCOME                                                    $ 1,637    $ 1,179    $ 2,246    $ 2.099
                                                                        =======    =======    =======    =======




See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)


                                               Six Months Ended

                                           July 14,2001  July 8,2000
                                           -------------------------
Operating Activities:

   Net Income                                 $  2,212     $  2,092

   Depreciation and amortization                 1,936        1,891

   Adjustments necessary to reconcile
      net income to net cash provided by
      operating activities                        (664)       3,219
                                              --------     --------

   Net cash provided by operating
      activities                                 3,484        7,202
                                              --------     --------

Investing Activities:

   Purchase of property and equipment           (1,237)        (539)
   Purchase of certain assets of
      Lifetime Products, Inc.                      ---       (1,100)
   Purchase of certain assets of Accudart       (1,966)         ---
                                              --------     --------

   Net cash used by investing activities        (3,203)      (1,639)
                                              --------     --------

Financing Activities:

   Net decrease in notes payable- bank          (5,930)      (2,826)
   Net increase in long-term debt                5,534        9,250
   Proceeds from exercise of stock options         150          114
   Purchase of common stock                       (805)     (13,650)
                                              --------     --------

   Net cash used by financing activities        (1,051)      (7,112)
                                              --------     --------

Decrease in cash                                  (770)      (1,549)

Cash, beginning of period                        1,147        1,756
                                              --------     --------

Cash, end of period                           $    377     $    207
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

Note B - Seasonal Aspects
-------------------------

         The results of operations for the six month periods ended July 14, 2001 and July 8, 2000 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                                   7-14-01            7-8-00          12-30-00
                                   -------           -------          --------
            Raw Materials          $ 6,723           $ 5,247          $ 4,871
            Work In Process          4,675             3,375            3,748
            Finished Goods          11,554            10,402            6,970
                                   -------           -------          -------
                                   $22,952           $19,024          $15,589
                                   =======           =======          =======

Note D - Income Taxes
---------------------

         The provision for income taxes was computed based on financial statement income.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



Note E - Earnings Per Share
-----------------------------
Earnings per share (EPS) were computed as follows:

                                                  Three Months Ended
                                                    July 14, 2001
                                        ---------------------------------------
                                                       Weighted
                                                        Average       Per Share
                                        Income          Shares         Amount
                                        ------          ------         ------

Net Income                              $1,578
                                        ------
Basic Earnings per Share
   Income available to common
      stockholders                       1,578           2,149          $.73
                                                                        ====
Effect of Dilutive Securities
   Stock options                                            16
                                        ------          ------
Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                       $1,578           2,165          $.73
                                        ======          ======          ====


                                                 Three Months Ended
                                                    July 8, 2000
                                        ---------------------------------------
                                                       Weighted
                                                        Average       Per Share
                                        Income          Shares         Amount
                                        ------          ------          ----

Net Income                              $1,173
                                        ------
Basic Earnings per Share
   Income available to common
      stockholders                       1,173           2,245          $.52
                                                                        ====
Effect of Dilutive Securities
   Stock options                                             5
                                        ------          ------

Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                       $1,173           2,250          $.52
                                        ======          ======          ====

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



Note E - Earnings Per Share
-----------------------------
Earnings per share (EPS) were computed as follows:



                                                  Six Months Ended
                                                   July 14, 2001
                                      ----------------------------------------
                                                     Weighted
                                                      Average         Per Share
                                      Income          Shares           Amount
                                      ------          ------           ------

Net Income                            $2,212
                                      ------
Basic Earnings per Share
   Income available to common
      stockholders                     2,212           2,156          $ 1.03
                                                                      ======
Effect of Dilutive Securities
   Stock options                                          17
                                      ------          ------
Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                     $2,212           2,173          $ 1.02
                                      ======          ======          ======


                                                  Six Months Ended
                                                    July 8, 2000
                                      ----------------------------------------
                                                     Weighted
                                                     Average          Per Share
                                      Income          Shares          Amount
                                      ------          ------          ------

Net Income                            $2,092
                                      ------
Basic Earnings per Share
   Income available to common
      stockholders                     2,092           2,534          $  .83
                                                                      ======
Effect of Dilutive Securities
   Stock options                                           5
                                      ------          ------

Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                     $2,092           2,539          $  .82
                                      ======          ======          ======

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



Note F - Segment Information
-----------------------------

                                        As of and for the Six Months Ended
                                                  July 14, 2001
                                   -----------------------------------------
                                            Office and
                                   Sporting   Graphic
                                    Goods       Arts     Corporate    Total
                                    -----       ----     ---------    -----
Revenues from external customers   $29,422     $16,833     $  ---    $46,255

Net Income                             562       1,731        (81)     2,212

Assets                             $41,944     $21,674     $4,563    $68,181







                                      As of and for the Six Months Ended
                                                July 8, 2000
                                   -----------------------------------------
                                              Office and
                                   Sporting    Graphic
                                    Goods       Arts     Corporate    Total
                                    -----       ----     ---------    -----
Revenues from external customers   $21,919     $19,691     $  ---    $41,610

Net Income                             160       2,414       (482)     2,092

Assets                             $32,990     $23,070     $4,249    $60,309

ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

SECOND QUARTER COMPARISON 2001 vs. 2000


          The second quarter was a good quarter with net sales increasing $3,724,000 or 15.5%. Net income increased $405,000 or 34.5%. Earnings per share increased 40.4% from 52(cent) per share to 73(cent) per share due mainly to increased net sales and partly due to the reduction in average shares outstanding.

          Escalade Sports had an increase in net sales of $5,792,000 or 44.9%. Of this increase, 54% was in imported product sales, including darts and game tables, and 46% was in manufactured product sales, including archery, basketball, and pool tables. The Company expects the sale of imported products will continue to increase. Escalade Sports continues the integration of recently acquired Accudart into operations and has reached tentative agreement on two possible acquisitions that may close in the third quarter and could add up to $5,000,000 to annual sales and is in discussion with others.

          Martin Yale had a decrease in net sales of $2,068,000 or 18.6%. The reduction in the incoming order rate continues which the Company believes is the result of the overall slowdown in the US economy. Martin Yale is exploring acquisition possibilities.

          Cost of sales as a percentage of net sales was 67.7% in the second quarter of 2001 as compared to 65.9% in the second quarter of 2000. This increase in cost of sales percentage of net sales was due mainly to the increased volume in sporting goods net sales. Sporting goods has a higher cost of sales than office and graphic arts. Martin Yale is continuing the transfer of all West Coast manufacturing to Mexico.

          Selling, general, and administrative expenses were $5,646,000 in the second quarter of 2001 or 20.3% of net sales as compared to $5,292,000 or 22.0% in the second quarter of 2000. This decrease as a percentage of net sales was mainly due to the increased volume in sporting goods net sales. Sporting goods has lower selling, general, and administrative expenses than office and graphic arts.

          Interest expense in 2001 was $406,000 as compared to $637,000 in 2000, a decrease of 36.2%. This decrease was due to lower interest rates.


FIRST HALF COMPARISON 2001 VS. 2000

          First half net sales were up $4,645,000 over last year and net income was up $120,000. Earnings per share increased 24.1% from 83(cent) to $1.03. This increase was due mainly to the reduction in average shares outstanding from 2,534,000 to 2,156,000.

          Escalade Sports net sales increased $7,503,000. Sales of manufactured product, including archery, basketball and pool tables, was 39% of this increase. Sales of imported product, including darts and game tables, was 61% of the increase. Escalade Sports expects the last half of the year to continue to be strong.

          Martin Yale net sales decreased $2,858,000. This is a 14.5% decrease from last year. The company believes that the overall slowdown in the US economy may be adversely impacting orders for Martin Yale product and will continue to do so through the second half. Martin Yale will continue to shift West Coast manufacturing to Mexico in the second half. This project is about 35% complete and we have expensed about $222,000.

ESCALADE, INCORPORATED AND SUBSIDIARIES

RESULTS OF OPERATIONS CONTINUED


          Cost of sales as a percentage of net sales was 68.1% in the first half of 2001 as compared to 65.9% in the first half of 2000. This increase in cost of sales percentage of net sales was due mainly to the increased volume in sporting goods net sales and decreased volume in office and graphic arts net sales. In the first half of 2001, sporting goods net sales were 64% of the total and in the first half of 2000, they were 53% of the total. Sporting goods cost of sales as a percentage of net sales is higher than office and graphic arts.

          Selling, general, and administrative expenses as a percentage of net sales were 21.0% in 2001 as compared to 22.0% in 2000. The decrease in these expenses as a percentage of net sales was mainly due to higher sales volume in the sporting goods segment.

          Interest expense was $723,000 in the first half of 2001 as compared to $871,000 in the first half of 2000, a decrease of $148,000 or 17.0%. This decrease was due to lower interest rates.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's net cash provided by operating activities was $3,484,000 in the first half of 2001 as compared to $7,202,000 in the first half of 2000. Most of the cash provided by operating activities was from collection of the year end accounts receivable. The net accounts receivable balance at the end of the year in 2000 was $26,406,000 and at the end of the first half of 2001, the net accounts receivable balance was $18,148,000. The lower cash provided in 2001 was the result of a higher increase in inventory as compared to 2000. Inventories at the end of the first half of 2001 were $22,952,000 as compared to $19,024,000 at the end of the first half of 2000, an increase of $3,928,000. The Company's net cash used for investing activities was $3,203,000 in the first half of 2001 as compared to $1,639,000 in the first half of 2000. The cash used in the first half of 2001 included $1,966,000 for the purchase of certain assets of Accudart. The Company's net cash used by financing activities was $1,051,000 in the first half of 2001 as compared to $7,112,000 in the first half of 2000. In 2000, the net cash used was primarily for the purchase of company stock in a Dutch Auction.

          The Company's short term working capital requirements are funded by cash flow and a revolving line of credit used to finance the purchase of trade receivables by the Company's Swiss subsidiary from the Company's manufacturing subsidiaries. The Company utilizes a Borrowing Base formula which defines and identifies eligible accounts receivables in order to calculate the maximum amount that could be borrowed under this revolving line of credit. At the end of the second quarter, the maximum amount that could be drawn under this line of credit was $13,990,121 of which $7,336,922 was used.

          This short term revolving line of credit has been extended until May 13, 2002 with various levels of credit available. The line of credit is $15,000,000 from June through September, $25,000,000 in October, $30,000,000 in November, $25,000,000 in December, $20,000,000 in January, and $10,000,000 from
February through May.

          The Company's long term financing requirements are currently funded by a $16,400,000 revolving term loan which expires March 31, 2005. Under the terms of the credit agreement the maximum borrowing available to the Company under this revolving term loan is reduced by $4,100,000 on March 31 of each year until the line expires. The Company uses this revolving term loan from time to time to finance acquisitions, stock buy backs and other material obligations that may arise. The Company believes that future long term funding for acquisitions, stock buy backs or other material obligations deemed appropriate by the Company's Board of Directors is available from similar credit vehicles and/or other financial institutions.


          During the second quarter, the Company purchased 36,004 shares of its common stock on the open market or in private purchases at a cost of $804,827. The Company issued 8,747 new shares under its stock option plans and received $134,624 for these stock options.

ESCALADE, INCORPORATED AND SUBSIDIARIES



FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks, include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, the continuation and development of key customer and supplier relationships, Escalade's ability to control costs, general economic conditions, fluctuations in operating results, changes in the securities markets and other risks detailed from time to time in Escalade's filings with the Securities and Exchange Commission. Escalade's future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          None.




PART II. OTHER INFORMATION

Item 1, 2, and 3. Not Required.

Item 4. Submission of Matters to a Vote of Securities Holders.

          The annual meeting of the Registrant was held at the offices of the Company in Evansville, Indiana on April 28, 2001. Proxy materials had been circulated on March 16, 2001, proposing the election of seven members to the Board of Directors for a one year term, and the appointment of BKD LLP (formerly Olive LLP) to serve as independent auditors of the Company for the year 2001.

          The stockholders approved the election of Directors by the following vote:

                               For             Withheld
Yale A. Blanc               1,817,943             303
Robert E. Griffin           1,808,808           9,438
Blaine E. Matthews, Jr.     1,817,943             303
Robert D. Orr               1,804,483          13,763
C. W. "Bill" Reed           1,808,808           9,438
A. Graves Williams, Jr.     1,817,943             303
Keith P. Williams           1,817,943             303

          The stockholders approved the appointment of BKD LLP (formerly Olive
LLP) to serve as independent auditors of the Company for the year 2001 with the following vote: 1,808,513 shares for, 303 shares against, and 9,430 shares abstained.

ESCALADE, INCORPORATED AND SUBSIDIARIES


Item 5.  Not Required

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Number       Description

3.1          Articles of incorporation of Escalade, Incorporated (1)

3.2          By-Laws of Escalade, Incorporated (1)

10.1 First Amendment to Credit Agreement dated as of May 15, 2000 by and between Indian-Martin AG and Bank One, Indiana, National Association. Effective date of the Amendment was May 14, 2001.

10.2 Eleventh Amendment to that Certain Amended and Restated Credit Agreement dated as of May 31, 1996 between Escalade,
             Incorporated and Bank One, Indiana, National Association. Effective date of the Amendment was May 31, 2001.


       (1) Incorporated by reference from the Company's Form S-2 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987



(b)      Reports on Form 8-K

         None.






SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ESCALADE, INCORPORATED



Date:     August 3,2001             C. W. (Bill) Reed
          --------------            ----------------------------
                                    C. W. (Bill) Reed
                                    President and Chief Executive Officer



Date:     August 3, 2001            John R. Wilson
          --------------            ----------------------------
                                    John R. Wilson
                                    Vice President and
                                    Chief Financial Officer