Form 10-Q
period 2001-10-06
ESCALADE INC
filed 2001-10-26
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended October 6, 2001
                          Commission File Number 0-6966


                             ESCALADE, INCORPORATED
                             ----------------------

             (Exact name of registrant as specified in its charter)


                   Indiana                                 13-2739290
                   --------                               -----------
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


         The number of shares of Registrant's common stock (no par value) outstanding as of October 19, 2001 : 2,140,694

                                      INDEX


                                                                        Page No.

Part I.    Financial Information:

Item 1 -   Financial Statements:

           Consolidated Condensed Balance Sheet (Unaudited)
           October 6, 2001, September 30, 2000, and
           December 30, 2000                                               3

           Consolidated Condensed Statement of Income (Unaudited)
           Three Months and Nine Months Ended
           October 6, 2001 and September 30, 2000                          4

           Consolidated Statement of Comprehensive Income (Unaudited)
           Three Months and Nine Months Ended
           October 6, 2001 and September 30, 2000                          4

           Consolidated Condensed Statement of Cash Flows (Unaudited)
           Nine Months Ended October 6, 2001 and September 30, 2000        5

           Notes to Consolidated Condensed Financial Statements          6 - 9

Item 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          10 - 12

Item 3 -   Quantitative and Qualitative Disclosures About
           Market Risk                                                     12

Part II.   Other Information                                               12

           Signatures                                                      13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

(Dollars in Thousands)                                        October 6        Sept.30,         December 30,
                                                              2001             2000             2000
ASSETS                                                        ---------------------------------------------
Current assets:
   Cash                                                      $   2,752         $   1,886         $   1,147
   Receivables, less allowances of
         $819, $936 and $611                                    41,410            24,255            26,406
   Inventories                                                  27,520            20,882            15,589
   Prepaid expense                                                 199                60               137
   Deferred income tax benefit                                     824               801               824
                                                             ---------         ---------         ---------
TOTAL CURRENT ASSETS                                            72,705            47,884            44,103

Property, plant, and equipment                                  33,091            34,498            34,133
   Accum. depr. and amortization                               (23,100)          (25,374)          (25,077)
                                                             ---------         ---------         ---------
                                                                 9,991             9,124             9,056

Goodwill                                                        13,755            11,018            10,899
Other assets                                                     6,025             4,854             5,418
                                                             ---------         ---------         ---------
                                                             $ 102,476         $  72,880         $  69,476
                                                             =========         =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - bank                                      $  24,640         $  12,810         $  13,267
   Current portion of long-term debt                               167             2,800              --
   Trade accounts payable                                       10,529             5,545             2,093
   Accrued liabilities                                          16,404            10,398            14,282
   Federal income tax payable                                    1,744               675             1,976
                                                             ---------         ---------         ---------
TOTAL CURRENT LIABILITIES                                       53,484            32,228            31,618

Other Liabilities:
   Long-term debt                                               18,167            19,100            12,700
   Deferred compensation                                         1,273             1,172             1,198
                                                             ---------         ---------         ---------
                                                                19,440            20,272            13,898
Stockholders' equity:
   Preferred stock:
      Authorized 1,000,000 shares;
         no par value, none issued
   Common stock:
         Authorized 10,000,000 shares;
         no par value, Issued and
         outstanding - 2,140,694,
         2,167,753, and 2,165,862 at
         10-06-01, 9-30-00, and 12-26-00                         2,141             2,168             2,166
   Retained earnings                                            27,237            17,984            21,597
   Accumulated other comprehensive
      income                                                       174               228               197
                                                             ---------         ---------         ---------
                                                                29,552            20,380            23,960
                                                             ---------         ---------         ---------
                                                             $ 102,476         $  72,880         $  69,476
                                                             =========         =========         =========



See notes to Consolidated Condensed Financial Statement.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                                     Three Months Ended               Nine Months Ended
                                                     Oct. 6,           Sept 30,       Oct. 6,         Sept. 30,
                                                     2001              2000           2001            2000
                                                     -----------------------------------------------------------

Net sales                                             $  54,423       $  31,560       $ 100,678       $  73,170

Costs, expenses and other income:
   Cost of products sold                                 39,732          22,082          71,241          49,506
   Selling, administrative and
      general expenses                                    7,318           4,876          17,024          14,026
   Interest                                                 374             596           1,097           1,467
   Amortization of Goodwill                                 228             214             758             711
   Other (income) expense                                   286              (2)            503             164
                                                      ---------       ---------       ---------       ---------
                                                         47,938          27,766          90,623          65,874
                                                      ---------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES                                6,485           3,794          10,055           7,296


Provision for income taxes                                2,445           1,435           3,803           2,845
                                                      ---------       ---------       ---------       ---------


NET INCOME                                            $   4,040       $   2,359       $   6,252       $   4,451
                                                      =========       =========       =========       =========


Per share data:

   Basic earnings per share                           $    1.89       $    1.09       $    2.91       $    1.84

   Diluted earnings per share                         $    1.87       $    1.08       $    2.87       $    1.83




CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


NET INCOME                                            $   4,040       $   2,359       $   6,252       $   4,451

UNREALIZED GAIN (LOSS)
   ON SECURITIES, NET OF TAX                                (57)             20             (23)             27
                                                      ---------       ---------       ---------       ---------
COMPREHENSIVE INCOME                                  $   3,983       $   2,379       $   6,229       $   4,478
                                                      =========       =========       =========       =========



See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)

                                                                                Nine Months Ended

                                                                      Oct. 6, 2001           Sept. 30, 2000
Operating Activities:                                                 -------------------------------------

   Net Income                                                         $  6,252                  $  4,451

   Depreciation and amortization                                         2,842                     2,765

   Adjustments necessary to reconcile
      net income to net cash provided by
         operating activities                                          (13,194)                   (4,008)
                                                                      --------                  --------

   Net cash provided (used) by
         operating activities                                           (4,100)                    3,208
                                                                      --------                  --------

Investing Activities:

   Purchase of property and equipment                                   (2,019)                     (882)
   Purchase of certain assets of
      Lifetime Products, Inc.                                             --                      (1,100)
   Purchase of certain assets of Accudart                               (1,966)                     --
   Purchase of certain assets of
      U.S. Weight, Inc.                                                 (6,679)                     --
                                                                      --------                  --------

   Net cash used by investing activities                               (10,664)                   (1,982)
                                                                      --------                  --------

Financing Activities:

   Net increase in notes payable - bank                                 11,373                     3,240
   Net increase in long-term debt                                        5,634                     9,200
   Proceeds from exercise of stock options                                 167                       114
   Purchase of common stock                                               (805)                  (13,650)
                                                                      --------                  --------

   Net cash provided (used)
      by financing activities                                           16,369                    (1,096)
                                                                      --------                  --------

Increase in cash                                                         1,605                       130

Cash, beginning of period                                                1,147                     1,756
                                                                      --------                  --------

Cash, end of period                                                   $  2,752                  $  1,886
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

Note B - Seasonal Aspects
-------------------------

         The results of operations for the nine month periods ended October 6, 2001 and September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                                                     10-6-01           9-30-00          12-30-00
                                                     -------           -------          --------
                           Raw Materials             $ 6,427           $ 4,161          $ 4,871
                           Work In Process             4,765             4,066            3,748
                           Finished Goods             16,328            12,655            6,970
                                                     -------           -------          -------
                                                     $27,520           $20,882          $15,589
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

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Note E - Earnings Per Share
-----------------------------
Earnings per share were computed as follows:

                                                                         Three Months Ended
                                                                           October 6, 2001
                                                      -----------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------

Net Income                                            $4,040
                                                      ------
Basic Earnings per Share
   Income available to common
      stockholders                                     4,040                  2,140                 $ 1.89
                                                                                                    ======
Effect of Dilutive Securities
   Stock options                                                                 24
                                                      ------                 ------
Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                                     $4,040                  2,164                 $ 1.87
                                                      ======                 ======                 ======


                                                                         Three Months Ended
                                                                         September 30, 2000
                                                      -----------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------

Net Income                                            $2,359
                                                      ------
Basic Earnings per Share
   Income available to common
      stockholders                                     2,359                  2,168                 $ 1.09
                                                                                                    ======
Effect of Dilutive Securities
   Stock options                                                                  8
                                                      ------                 ------

Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                                     $2,359                  2,176                 $ 1.08
                                                      ======                 ======                 ======

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Note E - Earnings Per Share
---------------------------------------
Earnings per share were computed as follows:

                                                                        Nine Months Ended
                                                                          October 6, 2001
                                                    -------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------

Net Income                                           $ 6,252
                                                     -------
Basic Earnings per Share
   Income available to common
      stockholders                                     6,252                   2,151                   $2.91
                                                                                                     =======
Effect of Dilutive Securities
   Stock options                                                                  24
                                                     -------                --------
Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                                    $ 6,252                   2,175                   $2.87
                                                     =======                 =======                 =======


                                                                        Nine Months Ended
                                                                       September 30, 2000
                                                    -------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------

Net Income                                           $ 4,451
                                                     -------
Basic Earnings per Share
   Income available to common
      stockholders                                     4,451                  2,424                   $1.84
                                                                                                     =======
Effect of Dilutive Securities
   Stock options                                                                  8
                                                     -------                 -------

Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                                    $ 4,451                  2,432                   $1.83
                                                     =======                 =======                 =======


ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Note F - Segment Information
-----------------------------

                                                           As of and for the Nine Months Ended
                                                                      October 6, 2001
                                           -------------------------------------------------------------------
                                                               Office and
                                             Sporting            Graphic
                                               Goods              Arts           Corporate             Total
                                             --------          ----------        ---------           ---------
Revenues from external customers            $ 76,726           $ 23,952           $   --             $100,678

Net income                                     3,681              2,238                333              6,252

Assets                                      $ 74,003           $ 21,648           $  6,825           $102,476











                                                            As of and for the Nine Months Ended
                                                                    September 30, 2000
                                           -------------------------------------------------------------------
                                                               Office and
                                            Sporting             Graphic
                                              Goods               Arts           Corporate             Total
                                            --------           ----------        ---------           ---------
Revenues from external customers            $ 45,085           $ 28,085           $   --             $ 73,170

Net income (loss)                              1,990              3,362               (901)             4,451

Assets                                      $ 46,792           $ 22,025           $  4,063           $ 72,880

ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

             AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THIRD QUARTER COMPARISON 2001 vs. 2000

          The third quarter was a good quarter with net sales increasing $22,863,000 or 72.4%. Earnings per share increased 73.3% from $1.09 per share to $1.89 per share due mainly to the increase in net sales. On September 10, 2001 Escalade Sports acquired substantially all of the assets of U S Weight, Inc., the only U.S. manufacturer of filled vinyl weights and sets. This acquisition is expected to increase Escalade's on-going annual revenues by approximately $7,000,000. Escalade Sports has reached agreement in principle to acquire two sporting goods companies that should add approximately $4,000,000 to annual sales.

          Escalade Sports had an increase in net sales of $24,138,000 or 104.2%. Imported product sales, including darts and game tables, was 78% of this increase while 22% of the increase was in manufactured product sales, including archery, basketball, table tennis tables and pool tables. Net sales of the newly acquired U S Weight product was only $147,000 for the quarter. Escalade Sports expects fourth quarter sales to be strong. However, if retail sales by our customers in the fourth quarter are adversely impacted by the economy, we could experience less demand in early 2002.

          Martin Yale had a decrease in net sales of $1,275,000 or 15.2%. The reduction in the incoming order rate , which started in the fourth quarter of 2000, continues with orders received for the quarter being down 23%. It is not clear yet when the order pattern might pick up. Martin Yale continues to suffer declines in sales and income due to the sharp falloff of demand in office products related to the poor economic environment, customer inventory reduction and customer distribution center consolidation.

          Cost of sales as a percentage of net sales was 73.0% in the third quarter of 2001 as compared to 70.0% last year. This increase in cost of sales percentage of net sales was due mainly to the increase in sporting goods net sales. Sporting goods product has a higher cost of sales than office and graphic arts product. Martin Yale is continuing the transfer of all West Coast manufacturing to Mexico. This should be completed in the first quarter of 2002. One time costs of the transfer total $242,000 and capital expenditures relating to the transfer total $340,000 through the third quarter.

          Selling, general and administrative expenses were 13.5% of net sales in the third quarter of 2001 as compared to 15.5% of net sales last year. This decrease as a percentage of net sales was mainly due to the increase in sporting goods net sales. Sporting goods has lower selling, general and administrative expenses than office and graphic arts.

          Interest expense in 2001 was $374,000 as compared to $596,000 last year. This decrease was due to lower interest rates.


NINE MONTHS COMPARISON 2001 VS. 2000

          Net sales were up $27,508,000 in the first nine months of 2001 as compared to last year, an increase of 37.6%. Net income was up $1,801,000 or 40.5% and earnings per share increased 58.2% from $1.84 to $2.91. About 69% of the earnings per share increase is due to increased sales and 31% due to lower average shares outstanding.

          Escalade Sports net sales were up $31,641,000 or 70.2% over last year. Sales of all products are up, with 68% of the increase being in imported product and 32% in manufactured product. As discussed above, sporting goods expects a good fourth quarter.

ESCALADE, INCORPORATED AND SUBSIDIARIES

          Martin Yale net sales were down $4,133,000 or 14.7% from last year. Martin Yale believes that the overall slowdown in the U.S. economy may be adversely impacting orders and will continue to do so in the fourth quarter. Martin Yale continues to suffer declines in sales and income due to the sharp falloff of demand in office products related to the poor economic environment, customer inventory reduction and customer distribution center consolidation.

          Cost of sales as a percentage of net sales was 70.7% in 2001 as compared to 67.7% in 2000. Sporting goods net sales were 76% of total net sales in 2001 as compared to 62% in 2000. Sporting goods has a higher cost of sales than office and graphic arts. The increase in sporting goods sales as a percentage of total sales is the reason for the increase in cost of sales percentage.

          Selling, general and administrative expenses as a percentage of net sales were 16.9% as compared to 19.2% last year. The decrease in these expenses as a percentage of net sales was mainly due to higher sales volume in sporting goods, which have lower selling, general and administrative expenses as a percentage of net sales than office and graphic arts.

          Interest expense decreased $370,000 from last year or 25.2%. This decrease was due to lower interest rates.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's net cash used by operating activities was $4,100,000 during the first nine months of 2001. Inventories are up $11,931,000 and accounts receivable are up $15,004,000 from the end of the year. Receivables are up due to strong third quarter sales and inventories are up due to acquisitions and in preparation for fourth quarter shipments. The Company's net cash used by investing activities was $10,664,000 during the first nine months of 2001. The sporting goods acquisitions of Accudart in the first quarter of 2001 and U S Weight, Inc. in the third quarter of 2001 totaled $8,645,000.

          The Company's short term working capital requirements are funded by cash flow and a revolving line of credit used to finance the purchase of trade receivables by the Company's Swiss subsidiary from the Company's manufacturing subsidiaries. The Company utilizes a Borrowing Base formula which defines and identifies eligible accounts receivables in order to calculate the maximum amount that could be borrowed under this revolving line of credit. At the end of the third quarter, the maximum amount that could be drawn under this line of credit was $25,000,000 of which $22,362,644 was used.

          This short term revolving line of credit has been extended until May 13, 2002 with various levels of credit available. The line of credit is $15,000,000 from June through September, $25,000,000 in October, $30,000,000 in November, $25,000,000 in December, $20,000,000 in January, and $10,000,000 from
February through May.

          The Company's long term financing requirements are currently funded by a term loan which was increased to $25,000,000 in the third quarter and expires March 31, 2005. Under the terms of the credit agreement the maximum borrowing available to the Company under this revolving term loan is reduced by $5,000,000 on March 31 of each year until the line expires. The Company uses this revolving term loan from time to time to finance acquisitions, stock buy backs and other material obligations that may arise. The Company believes that future long term funding for acquisition, stock buy backs or other material obligations deemed appropriate by the Company's Board of Directors is available from similar credit vehicles and/or other financial institutions.

          During the third quarter, the Company purchased substantially all of the assets of U S Weight, Inc., the only U.S. manufacturer of filled vinyl weights and sets.

ESCALADE, INCORPORATED AND SUBSIDIARIES


ACCOUNTING STANDARDS

          In July 2001, the FASB issued SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill. Additionally, it requires the Company to evaluate its existing intangible assets and goodwill and to make any necessary reclassifications in order to conform with the new separation requirements at the date of adoption. Goodwill and intangible assets determined to have indefinite useful lives that are acquired in a business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 29, 2001. With the exception of the immediate requirement to use the purchase method of accounting for all future business combinations completed after June 30, 2001, the Company is required to adopt the provision of SFAS No. 141 on December 30, 2001.

          In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that goodwill no longer be amortized but instead be tested for impairment at least annually, and that intangible assets other than goodwill should be amortized over their useful lives. The Company is required to adopt the provisions on December 30, 2001. Upon adoption, the Company will be required to reassess the useful lives and residual values of all intangible assets and make any necessary amortization period adjustments by March 31, 2002.


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

          None.


PART II.  OTHER INFORMATION

Item 1, 2, 3, 4, and 5. Not required.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Number      Description

10.2 Amended and Restated Credit Agreement between Escalade, Incorporated and Bank One, Indiana, National Association


(b)      Reports on Form 8-K

         None.

ESCALADE, INCORPORATED AND SUBSIDIARIES



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ESCALADE, INCORPORATED

Date:     October 26, 2001                 C. W. (Bill) Reed
          ----------------                 ----------------------------
                                           C. W. (Bill) Reed
                                           President and
                                           Chief Executive Officer


Date:     October 26, 2001                 John R. Wilson
          ----------------                 ----------------------------
                                           John R. Wilson
                                           Vice President and
                                           Chief Financial Officer