Form 10-K405
period 2001-12-29
ESCALADE INC
filed 2002-03-15
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001
                          COMMISSION FILE NUMBER 0-6966

                             ESCALADE, INCORPORATED
                             ----------------------
             (Exact name of registrant as specified in its charter)

                 Indiana                                        13-2739290
                 -------                                        ----------
         (State of incorporation)                               (IRS EIN)

                  817 Maxwell Avenue, Evansville, Indiana 47711
                  ---------------------------------------------
                     (Address of principal executive office)

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

Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 2002: $78,731,884

The number of shares of Registrant's common stock (no par value) outstanding as of March 1, 2002: 2,141,364

Documents Incorporated by Reference

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 27, 2002 are incorporated by reference into Part III of this Report.

Index to Exhibits is found on page 15.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                PAGE
----------------------------------------------------------------------------------------------------------------------------

PART I

   Item 1.      Business                                                                                           1

   Item 2.      Properties                                                                                         6

   Item 3.      Legal Proceedings                                                                                  7

   Item 4.      Submission of Matters to a Vote of Security Holders                                                7


PART II

   Item 5.      Market for the Registrant's Common Equity  and Related
                   Stockholder Matters                                                                             8

   Item 6.      Selected Financial Data                                                                            9

   Item 7.      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                                      10

   Item 7. A.   Quantitative and Qualitative Disclosures About Market Risk                                        14

   Item 8.      Financial Statements and Supplementary Data                                                       14

   Item 9.      Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                                                       14


PART III

   Item 10.     Directors and Executive Officers of the Registrant                                                14

   Item 11.     Executive Compensation                                                                            14

   Item 12.     Security Ownership of Certain Beneficial Owners and Management                                    14

   Item 13.     Certain Relationships and Related Transactions                                                    14


PART IV

   Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  15

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

Escalade is the successor to The Williams Manufacturing Company, an Ohio-based manufacturer and retailer of women's and children's footwear formed in 1922. Through a series of acquisitions commencing in the 1970's, the Company has diversified its business. The Company currently manufactures sporting goods products in Evansville, Indiana, Olney, Illinois and Tijuana, Mexico and manufactures office and graphic arts products in Wabash, Indiana and Tijuana, Mexico.

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

Escalade has diversified within both the sporting goods products and office and graphic arts products industries, principally through the introduction of new product lines and acquisitions of related assets and businesses. Escalade expanded its sporting goods business in 1982 with the introduction of basketball backboards, goals and poles. In 1988, the Company acquired the business machine division assets of Swingline, Inc., further expanding the range of products offered within the office machine and equipment product lines. In 1989, the Company started limited manufacturing in Tijuana, Mexico under a shelter program known as "maquiladora". In 1990, the Company built a new manufacturing and office facility in Wabash, Indiana and consolidated the manufacturing of office and graphic arts products into the new facility. In 1992, the Company established a European distribution office and warehouse based in the United Kingdom under the name of Escalade International, Limited and then in 1999 the Company sold 50% of the stock of Escalade International to an investment group who assumed responsibility for running the day-to-day operations. In 1994, the Company purchased certain assets of Data-Link Corporation which manufactured products to apply postage and other stamps. In 1997, the Company purchased Master Products Manufacturing Company, Inc. (Master Products), a manufacturer of paper punches and catalog rack systems. In 1999, the Company acquired certain assets of Mead Hatcher which manufactured keyboard drawers, computer storage, copyholders, media retention systems and posting trays. Also, in 1999, the Company purchased the assets of Zue Corporation which manufactured high quality basketball systems. In 2000, the Company purchased the table tennis table assets of Lifetime Products, Inc. In 2001, the Company acquired substantially all of the assets of Accudart, a leading name in darts. Winmau(R), a leading name in dartboards, will be distributed in the U.S.A. exclusively by Escalade Sports as part of the purchase agreement. Also, in 2001, the Company acquired substantially all of the assets of U. S. Weight, Inc., the only U. S. manufacturer of filled vinyl weights and sets. While U. S. Weight's somewhat unique manufacturing operations will remain in Olney, Illinois, its target customer base is the same as Escalade Sports. This will allow Escalade Sports to achieve sales and marketing consolidation. In 2002, the Company acquired all assets relating to The Step(R) product line from Bollinger Industries. The Step(R) is America's original aerobic step fitness system and should compliment the U. S. Weight acquisition.

Escalade's sporting goods products are produced by Indian, Harvard and U. S. Weight and are sold through a single consolidated sales and marketing group, Escalade Sports. Escalade's office and graphic arts products are produced by Martin Yale and Master Products and are sold through a single consolidated sales and marketing group, Martin Yale.

In 2000, the Company established a new subsidiary, Indian-Martin AG, a Swiss Corporation. The sole operation of Indian-Martin AG is to purchase accounts receivable from the Company's manufacturing subsidiaries on a periodic basis. Such purchases are funded by proceeds from the collection of the accounts receivable and through borrowings under a $30 million line of credit provided to Indian-Martin AG by Bank One, Indianapolis, National Association. This accounts receivable purchase program enhances the Company's cash flow and results in certain tax savings to the Company. As of December 29, 2001, Indian-Martin AG owned and held approximately $27.7 million of accounts receivable purchased from the Company's manufacturing subsidiaries.

The following table presents the percentages contributed to Escalade's net sales by each of its business segments:

FISCAL YEAR                             2001          2000          1999
-------------------------------------------------------------------------------
Sporting goods                            80%          69%            61%
Office and graphic arts products          20           31             39
                                     ------------------------------------------
Total net sales                          100%         100%           100%
                                     ==========================================

For additional segment information, see the notes to consolidated financial statements.

SPORTING GOODS

Escalade manufactures and sells a variety of sporting goods such as table tennis tables and accessories, archery equipment, home pool tables and accessories, combination bumper pool and card tables, game tables, basketball backboards, goals, poles and portables, darts, dart cabinets, vinyl weight sets and workout benches and aerobic Step products. Some of Escalade's domestic sporting goods shipments are made from National City, California, which primarily services the Company's U. S. Western marketing region, but most of such shipments are made from Evansville, Indiana, which primarily serves the rest of the United States. The majority of foreign shipments were made through Escalade FSC Inc., a foreign sales corporation established by the Company in 1994. This corporation was terminated on December 27, 2001 due to changes in legislation eliminating the tax benefit.

Escalade produces and sells sporting goods under the Indian Archery(R), Harvard(R), Xi(R), Ping Pong(R), STIGA(R), Goalrilla(TM), Goaliath(R), Silverback(TM), Rhino Play(TM), Accudart(R), Winmau(R), U. S. Weight(TM), The Step(R) and PSE(R) brand names. Escalade also manufactures various sporting goods under private label for Sears Roebuck & Co. (Sears) and various other customers. Many of Escalade's products are sold to Sears, Escalade's largest customer, which accounted for approximately 46% of Escalade's sporting goods items net sales in 2001. No other customer accounted for more than 10% of Escalade's sporting goods net sales in 2001.

Certain of the Company's sporting goods products are subject to the regulation of the Consumer Product Safety Commission. The Company believes that it is in compliance with such regulations.





                                      (2)

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

In January 2001, the Company purchased substantially all of the assets of Accudart, a leading name in darts.

In September 2001, the Company purchased substantially all of the assets of U.
S. Weight, Inc., the only U. S. manufacturer of filled vinyl weights and sets.

In January 2002, the Company purchased all assets relating to the Step(R) product line from Bollinger Industries. The Step(R) is America's original step fitness system.

OFFICE AND GRAPHIC ARTS PRODUCTS

Escalade's office and graphic arts products include paper trimmers, paper folding machines, paper drills, collators, decollators, bursting machines, letter openers, paper joggers, checksigners, stamp affixers, paper punches, paper cutters, catalog rack systems, bindery carts, business card slitters, thermography machines, keyboard drawers, computer storage, copyholders, media retention systems, posting trays and related accessories. Escalade's office and graphic arts products business is conducted through Martin Yale and Master Products.

The Company diversified its office equipment product lines by its August 1988 purchase of the business machine division assets of Swingline, Inc. consisting primarily of a line of forms handling equipment including decollators, bursters, checksigners and other products by its 1994 purchase of certain assets of Data-Link Corporation consisting primarily of products which apply postage and other stamps, by its 1997 purchase of Master Products, a manufacturer of paper punches and catalog rack systems, by its 1998 purchase of certain assets of Steele Industries consisting primarily of its line of business card slitters and thermography machines and by its 1999 purchase of certain assets of Mead Hatcher consisting of keyboard drawers, computer storage, copyholders, media retention systems and posting trays.

Escalade produces and sells office and graphic arts products under the Martin Yale(TM), Premier(R), Master(TM) and Mead Hatcher(TM) brand names. The Company also manufactures various office and graphic arts products under private label for original equipment manufacturers. Three customers individually accounted for more than 10% of Escalade's office and graphic arts products net sales but not more than 10% of consolidated net sales.


                                      (3)

RELATIONSHIP WITH SEARS

The Company has supplied sporting goods to Sears for over 30 years beginning with sales of archery equipment by Indian to Sears. Sears currently purchases for resale a wide variety of Escalade's sporting goods. Sales to Sears accounted for approximately 37% in 2001, 31% in 2000 and 28% in 1999 of Escalade's consolidated sales. Even though the Company has no long-term contracts with Sears, the Company believes that sales to Sears will continue and that relations with Sears are good.

Escalade has been nominated for the coveted Sears "Partners in Progress Award" for 2001 and has been recognized by Sears for its outstanding service in 21 of the last 28 years. Sears has awarded Escalade the Sears "Partners in Progress Award" during those years based upon quality, service and product innovation. Sears makes this award to less than 80 suppliers each year. During this period, Sears had more than 10,000 suppliers. In 1987, Sears further recognized the Company by awarding Escalade the Sears 1986 "Source of the Year Award" in the recreation-automotive group.

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

The Company engaged in ongoing research and development activities for new products in each of its business segments. Escalade spent approximately $2,150,000 in 2001, $1,700,000 in 2000 and $1,450,000 in 1999 for research and development activities.



                                      (4)

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

LICENSES, TRADEMARKS AND BRAND NAMES

Escalade Sports has an agreement and contract with Sweden Table Tennis AB for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA(R) for the United States and Canada. Escalade Sports is also the exclusive distributor of Winmau Products and brand names for the United States.

Escalade is the owner of several registered trademarks and brand names. For its sporting goods, the Company holds the Ping-Pong(R), Harvard(R), Accudart(R), Indian Archery(R), XI(R) Archery and Goaliath(R), registered trademarks and utilizes the Goalrilla(TM), Silverback(TM), Rhino Play(TM), U. S. Weight(TM), The Step(R) and PSE(R) brand names. The Company permits limited uses of the Ping-Pong(R) trademark by other manufacturers pursuant to various licensing agreements. The Company also owns the Premier(R) registered trademark for its office and graphic arts products, in addition to manufacturing such products under the Martin Yale(TM), Master Products(TM) and Mead Hatcher(TM) brand names.

SEASONALITY

The backlog of unshipped orders by industry segment is shown below at the Company's 2001, 2000 and 1999 fiscal year end. All orders in backlog at year end are generally shipped during the following year. The backlog includes all orders received but not shipped. Escalade's sporting goods business is seasonal and, therefore, the backlog is subject to fluctuations. Due to the heavy Christmas season demand for the Company's sporting goods products, approximately 75% of the sporting goods sales are made in the last two quarters of the year. The office products and graphic arts products business is generally consistent and does not have significant seasonality fluctuations.

YEARS ENDED DECEMBER 29, DECEMBER 30

   AND DECEMBER 25                        2001             2000            1999
------------------------------------------------------------------------------------
Orders received but not shipped
   Sporting goods                         $2,697,100     $1,566,800     $1,912,800
   Office and graphic arts products          398,800        558,400        632,000




                                      (5)

EMPLOYEES

The Company employs between 650 and 765 employees, consisting of between 250 and 300 people at Indian's Evansville, Indiana facilities, between 25 and 40 at U.
S. Weight's Olney, Illinois facility, between 100 and 150 at Harvard's National City, California and Tijuana, Mexico facilities, approximately 125 employees at Martin Yale's Wabash, Indiana facilities and approximately 150 at Master Products' Los Angeles, California and Tijuana, Mexico facilities. The number of employees at the Company's Evansville, Indiana, Olney, Illinois, National City, California and Tijuana, Mexico sporting goods facilities increases in the last half of the year to handle the higher Christmas season demand for the Company's sporting goods products. All hourly rated employees at Evansville are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers AFL-CIO, whose contract expires April 27, 2003.

Escalade believes that its employee relations are satisfactory.

SOURCES OF SUPPLIES

Raw materials for Escalade's various product lines consist of wood, particle board, slate, standard grades of steel, steel tubing, plastic, vinyl, steel cables, fiberglass and packaging. Escalade relies upon suppliers in Europe and Brazil for its requirement of billiard balls and slate utilized in the production of home pool tables and upon various Asian manufacturers for certain of its table tennis needs and other items.

The Company believes that these sources will continue to provide adequate supplies as needed. All other materials needed for the Company's various operations are available in adequate quantities from a variety of domestic and foreign sources.

ITEM 2--PROPERTIES

The Company operates the following facilities:

                                  LOCATION                                            SIZE              LEASED OR OWNED
------------------------------------------------------------------------------------------------------------------------
Evansville, Indiana (1)                                                           346,000 sq. ft.           Owned
Olney, Illinois (1)                                                                40,000 sq. ft.           Leased
National City, California (1)                                                      51,024 sq. ft.           Leased
Tijuana, Mexico (1)                                                                50,000 sq. ft.           Owned
Wabash, Indiana (2)                                                               141,000 sq. ft.           Owned
Los Angeles, California (2)                                                        72,312 sq. ft.           Owned
Tijuana, Mexico (2)                                                                57,000 sq. ft.           Leased

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



                                      (6)

The Company also leases warehousing space next to its Evansville facility for $18,142 per month. The lease expires on October 31, 2002. The Company has two two-year renewal options followed by two five-year renewal options.

The Company leases space in Tijuana, Mexico for its office products operations for $17,326 per month. The lease expires on May 31, 2004. All production from Los Angeles, California is being transferred to this location.

The Company rents additional space in Tijuana, Mexico for its sporting goods operations for $10,000 per month. The lease expires December 31, 2005.

The Company leases space in Olney, Illinois for the production of its vinyl weight sets for $5,200 per month. The lease expires on May 31, 2002.

The Company will be closing and selling its Los Angeles, California facilities in 2002.

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




                                      (7)

                                     PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS

The Company's common stock is traded under the symbol "ESCA" on the Nasdaq National Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the Nasdaq National Market:

PRICES (1)                                                  HIGH              LOW
-----------------------------------------------------------------------------------------
  2001
   First quarter ended March 24, 2001                     $  8.46           $  6.58
   Second quarter ended July 14, 2001                        7.98              7.33
   Third quarter ended October 6, 2001                      12.17              7.65
   Fourth quarter ended December 29, 2001                   17.33             10.34

  2000
   First quarter ended March 18, 2000                     $  5.92           $  3.25
   Second quarter ended July 8, 2000                         6.08              4.98
   Third quarter ended September 30, 2000                    6.77              5.71
   Fourth quarter ended December 30, 2000                    8.25              6.21

(1) Adjusted to reflect the Company's 3 for 1 stock split declared February 23, 2002, payable to stockholders of record on March 15, 2002, to be distributed on March 28, 2002.

The closing market price on March 1, 2002 was $61.60 per share (or $20.53 as adjusted for the stock split).

On February 24, 2000, the Company announced an offer to purchase up to 700,000 shares of its common stock at a price of $14.50 to $18 per share through a Dutch Auction tender offer. Pursuant to such offer, the Company purchased 758,312 shares of its common stock at $18.00 per share. Both the number of shares and price per share amounts, in this paragraph, have not been restated for the stock split.

In the fourth quarter of 1998, on December 21, 1998, the Company announced that Escalade's Board of Directors declared a special cash dividend of $1.00 per share to stockholders of record January 8, 1999. The dividend was declared at Escalade's Regular Board Meeting, December 19, 1998. The dividend was paid on January 22, 1999.

There were approximately 240 holders of record of the Company's Common Stock at March 1, 2002. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 700.

On February 23, 2002, the Board of Directors declared a 3 for 1 stock split payable to stockholders of record on March 15, 2002, which is to be distributed on March 28, 2002. The stock prices have been adjusted to reflect the 3 for 1 stock split.



                                      (8)

ITEM 6--SELECTED FINANCIAL DATA (In thousands, except per share data)

                                      DECEMBER 29,      December 30,     December 25,      December 26,     December 27,
AT AND FOR YEARS ENDED                    2001              2000             1999              1998             1997
----------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA

   Net sales
     Sporting goods                       $118,867          $79,948           $52,767          $63,072           $66,666
     Office and graphic
       arts products                        29,986           36,133            33,407           30,486            24,836
       Total net sales                     148,853          116,081            86,174           93,558            91,502

   Net income                               11,139            8,100             6,100            6,136             6,361

   Weighted-average shares (1)               6,447            7,083             9,114            9,285             9,330

PER SHARE DATA (1)
   Basic earnings per share                  $1.73            $1.14              $.67             $.66              $.68
   Cash dividends                                0                0                 0             .33                  0

BALANCE SHEET DATA
   Working capital                          13,574           12,485            14,899           15,763            15,478
   Total assets                             76,111           69,476            66,850           63,489            66,145
   Short-term bank debt                      9,770           13,267            11,570           10,100            14,075
   Long-term bank debt                       6,800           12,700            10,700            6,400            10,700
   Total stockholders' equity               34,396           23,960            29,438           26,702            23,501

(1) Adjusted to reflect the Company's 3 for 1 stock split declared February 23, 2002, payable to stockholders of record on March 15, 2002, to be distributed on March 28, 2002.



                                      (9)

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

2001 was another excellent year for the Company. Net sales of $148,853,000, net income of $11,139,000 and basic earnings per share of $5.18 were all time highs. On February 26, 2002, the Company announced that at its regular meeting on February 23, 2002, the Board of Directors declared a 3 for 1 stock split of Escalade common stock, no par value, to be distributed on March 28, 2002 to stockholders of record on March 15, 2002. Based on the current 2,141,364 shares outstanding, there would be 6,424,092 shares outstanding after the stock split. Using the after split outstanding shares, the basic earnings per share for 2001 would be $1.73.

In February 2001, Escalade Sports acquired substantially all of the assets of Accudart, a leading name in darts. Winmau(R), a leading name in dartboards, will be distributed in the USA exclusively by Escalade Sports as part of the purchase agreement. In September 2001, Escalade Sports acquired substantially all the assets of U. S. Weight, Inc., the only U. S. manufacturer of filled vinyl weights and sets. The manufacturing operations remained in Olney, Illinois while the sales and marketing was consolidated in Evansville. In January 2002, Escalade Sports acquired all assets relating to The Step(R) product line from Bollinger Industries. The Step(R) is America's original aerobic step fitness system and is widely used by individuals and at over 18,000 health clubs. Sales of the product acquired in the Zue Corp. (Goalrilla), Accudart, Lifetime Table Tennis business and U. S. Weight acquisitions totaled $20,000,000 in 2001. Escalade Sports will continue to look for acquisitions that would increase revenues, work on improving current product margins and quality and continue to concentrate on increasing import product sales during 2002.

Martin Yale's sales were negatively impacted in 2001 by the overall slowdown in the U. S. economy, which adversely impacted orders for Martin Yale's products. Inventory reduction and distribution center consolidation in the industry also adversely impacted sales. During the year 2001, Martin Yale started to move its Los Angeles, California manufacturing operations to Tijuana, Mexico. This move was completed in February 2002. The cost of this move resulted in approximately $700,000 pre-tax expense in the year 2001. Distribution for the West Coast will also be relocated to Mexico by the end of April 2002. It is uncertain at this time if and when the slowdown in the economy and the adverse affect on Martin Yale's orders will end. In addition to our cost reduction efforts, Martin Yale will continue to focus on increasing sales.

In 2001, net sales increased 28.2% or $32,772,000 to $148,853,000 from
$116,081,000 in 2000.

Sporting goods net sales increased by $38,919,000, or 48.7% from $79,948,000 to $118,867,000. 74% of this increase was in game parlor which includes table tennis, pool and game tables and accessories and was due to an increase in units sold. 17% was in archery, basketball, darts and dartboards. 9% was in fitness.

Office and graphic arts products net sales decreased by $6,147,000, or 17% to $29,986,000 from $36,133,000. This decrease was due to the poor economic environment, customer inventory reductions and distribution center consolidations.

Cost of sales of $106,921,000 as a percentage of net sales was 71.8% in 2001 as compared to $79,320,000, or 68.3% in 2000. This increase in cost of sales was in office and graphic arts products and was due to higher factory expense as a percentage of net sales. The primary reasons for the increase in factory expense as percentage of the net sales were an increase in product development expense and the lower sales volume.


                                      (10)

Selling, administrative and general expenses in 2001 were $21,850,000, or 14.7% of net sales as compared to $20,253,000, or 17.5% in 2000. This decrease in selling, general and administrative expense as a percentage of net sales was in the sporting goods products segment and was due to the higher sales volume and a decrease in marketing expense.

Interest expense in 2001 was $1,359,000 as compared to $2,092,000 in 2000, a decrease of $733,000, or 35%. This decrease in interest expense was due to lower borrowing levels and lower interest rates.

The income tax provision for 2001 was $6,292,000 for an effective rate of 36%.

Net income for the year was $11,139,000 as compared to $8,100,000 in 2000, an increase of 38% or $3,039,000. Sporting goods net income was up 91% or $3,201,000 due to increased sales and office and graphic arts net income was down 29% or $1,488,000 due to decreased sales and corporate interest expense decreased 83% or $950,000.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

2000 was an excellent year for the Company. Net sales, net income and basic earnings per shre were at an all time high. The Company's successful repurchase of its shares through its Dutch Auction tender offer in the first quarter of 2000 reduced the number of outstanding shares by over 25%.

Escalade Sports successfully integrated the acquisition of substantially all of the assets of Zue Corporation, a manufacturer of high quality basketball systems and certain assets of the table tennis business of Lifetime Products, Inc. In February 2001, Escalade Sports also acquired substantially all of the assets of Accudart Corporation, America's leading name in darts. Escalade Sports is currently experiencing a significant sales growth in its game parlor products, including table tennis, pool and game tables and accessories, and its high quality basketball systems. The game tables and accessories are imported products and are becoming a bigger portion of sporting goods sales. These imports carry lower gross profit margins than many of the products manufactured in the United States. The Company expects the sales of imported products to continue to increase.

Martin Yale completed the integration of the acquisition of certain assets of Mead Hatcher and experienced an increase in office and graphic arts products net sales in 2000. However in the fourth quarter there was a reduction in the incoming order rate which is expected to continue into 2001. The Company believes that the overall slowdown in the U. S. economy may be adversely impacting orders for Martin Yale's products. The magnitude of any such impact is uncertain at this time. The Company also expects that Martin Yale will actively explore ways to reduce operating costs during 2001 in order to improve profit margins. The Company has not yet seen any signs that the economy is impacting the Escalade Sports business, although the credit worthiness of customers could be affected in the future.

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



                                      (11)

Office and graphic arts products net sales increased by $2,726,000, or 8.2% to $36,133,000 from $33,407,000. Most of this increase was due to the Mead Hatcher acquisition.

Cost of sales of $79,320,000 as a percentage of net sales was 68.3% in 2000 as compared to $60,038,000, or 69.7% in 1999. This decrease in cost of sales was in sporting goods and office and graphic arts products and was due to lower factory expense as a percentage of net sales. The two primary reasons for the decreases in factory expense as percentage of the net sales were that while net sales increased 34.7%, factory expenses did not increase as much and secondly, the product mix was different in 2000 then in 1999. In 2000, the Escalade Sports sold more imported products that did not require any manufacturing, which caused the factory expense to sales percentage to decrease.

Selling, administrative and general expenses in 2000 were $20,253,000, or 17.5% of net sales as compared to $15,524,000, or 18% in 1999. This decrease in selling, general and administrative expense as a percentage of net sales was in the office and graphic arts products segment and was due to the higher sales volume and not having the Y2K costs in 2000 that were increased in 1999.

Interest expense in 2000 was $2,092,000 as compared to $616,000 in 1999, an increase of $1,476,000, or 239.6%. This increase in interest expense was due to higher borrowing levels and higher interest rates.

The income tax provision for 2000 was $5,174,000 for an effective rate of 39%.

Net income for the year was $8,100,000 as compared to $6,100,000 in 1999. Both segment's net income was up over $1,400,000 in 2000 which was offset by increased interest expense at corporate for a net increase of $2,000,000.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

The Company's net cash provided by operating activities was $19,617,833, $11,533,587 and $14,908,085 in 2001, 2000 and 1999. Inventory management provided (used) cash of $860,521, $(3,156,221) and $1,655,781 in 2001, 2000 and
1999. Accounts receivable provided (used) cash of $(521,450), $(1,775,023) and $5,971,315 in 2001, 2000 and 1999.

INVESTING ACTIVITIES

The Company's net cash used by investing activities was $10,649,698, $2,266,008 and $12,816,722 in 2001, 2000 and 1999. The Company used $2,738,548, $915,667,
$1,104,897 in 2001, 2000 and 1999 to purchase property and equipment. In 2001, the Company used $1,966,341 to purchase certain assets of Accudart and $5,889,194 to purchase certain assets of U. S. Weight. The Company expects that it will continue to explore additional acquisition opportunities.

FINANCING ACTIVITIES

Net cash used by financing activities in 2001, 2000 and 1999 was $9,194,635, $9,876,849 and $675,720. In 1999, the Company paid $6,000,000 on long-term debt and borrowed $10,000,000 additional long-term debt for acquisitions. In 2000, the Company paid $10,500,000 and borrowed $10,500,000 of long-term debt and also used $13,687,908 to purchase its common stock. In 2001, the Company paid $8,600,000 and borrowed $8,600,000 of long-term debt.


                                      (12)

The Company's short term working capital requirements are funded by cash flow and a $30,000,000 revolving line of credit used to finance the purchase of trade receivables by the Company's Swiss subsidiary from the Company's manufacturing subsidiaries. The Company utilizes a borrowing base formula which defines and identifies eligible accounts receivable in order to calculate the maximum amount that could be borrowed under this revolving line of credit. At December 29, 2001, the maximum amount that could be drawn under this line of credit was $22,205,002 of which $9,770,142 was used.

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

The Company's long term financing requirements are currently funded by a $25,000,000 revolving term loan which expires March 31, 2005. Under the terms of the credit agreement, which was amended in October 2001, the maximum borrowing available to the Company under this revolving term loan is reduced by $5,000,000 on March 31 of each year until the line expires. The October 2001 amendment increased the amount of available borrowing from the prior maximum amount of $20,500,000. The Company uses this revolving term loan from time to time to finance acquisitions, stock buy backs and other material obligations that may arise. The Company believes that future long term funding for acquisitions, stock buy backs or other material obligations deemed appropriate by the Company's Board of Directors is available from similar credit vehicles and/or other financial institutions.

The Company declared no cash dividends during 1999, 2000 and 2001.

EFFECT OF INFLATION

The Company cannot accurately determine the precise effects of inflation; however, there were some increases in sales and costs due to inflation in 2001. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expense levels, improving manufacturing technologies and redesigning products to keep these costs under control.

CAPITAL EXPENDITURES

As of December 29, 2001, the Company had no material commitments for capital expenditures.

FORWARD-LOOKING STATEMENTS

The report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, the continuation and development of key customer and supplier relationships, Escalade's ability to control costs, general economic conditions, fluctuation in operating results, changes in the securities market and other risks detailed from time to time in Escalade's filings with the Securities and Exchange Commission. Escalade's future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.



                                      (13)

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

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 27, 2002 under the captions "Certain Beneficial Owners" and "Election of Directors" and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 27, 2002 under the caption "Executive Compensation" and is incorporated herein by reference, except that the information required by Items 402(k) and
(l) of Regulation S-K which appear within such caption under the sub-headings "Compensation and Stock Option Committees", "Report of Audit Committee" and "Financial Performance" are specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the Registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 27, 2002 under the caption "Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.



                                      (14)

                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)     Documents filed as a part of this report:

        (1)    FINANCIAL STATEMENTS

                 Independent Auditor's Report
                 Consolidated financial statements of Escalade, Incorporated and subsidiaries:
                      Consolidated balance sheets--December 29, 2001
                        and December 30, 2000
                      Consolidated statements of income--fiscal years
                        ended December 29, 2001, December 30, 2000 and
                        December 25, 1999
                      Consolidated statements of stockholders' equity--fiscal
                        years ended December 29 2001, December 30, 2000 and December 25, 1999
                      Consolidated statements of cash flows--fiscal years ended
                        December 29, 2001, December 30, 2000 and December 25,
                        1999
                      Notes to consolidated financial statements

        (2)    FINANCIAL STATEMENT SCHEDULES

                 Independent Auditor's Report on financial statement schedule For the three-year period ended December 29, 2001:
                    Schedule II--Valuation and qualifying accounts

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




                                      (15)

                     10.11  Trademark Assignment--Federal trademark registration
                              1,348,890 for Sandmar(R) office machines (b)
                     10.12  Agreement dated May 1, 2000 between Indian
                              Industries, Inc. d/b/a Escalade Sports and
                              International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO, and Local 848 (h)
                     10.13  Amended and Restated Credit Agreement dated October
                              24, 2001 between Escalade, Incorporated and Bank One, Indiana, N.A. (j)
                     10.14  First Amendment to Credit Agreement dated as of May
                              15, 2000 by and between Indian-Martin AG and Bank One, Indiana, National Association (excluding exhibits and schedules not deemed to be material dated May 14, 2001 (i)
                     10.15  Revolving Note dated as of May 14, 2001 in principal amount of $30,000,000 executed by Indian-Martin AG in favor of Bank One, Indiana, National Association (i)
                     10.16  Pledge Agreement dated as of May 15, 2000 by
                              Indian-Martin AG in favor of Bank One, Indiana, National Association (h)
                     10.17  Collateral Agreement and Security Agreement dated as of May 15, 2000 by Indian-Martin AG in favor of Bank One, Indiana, National Association (h)
                     10.18  Receivables Purchase Agreement dated as of May 15,
                              2000 between Indian-Martin AG and Indian
                              Industries, Inc. Substantially similar Receivables Purchase Agreements were also entered into by each of the Registrant's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc., with Indian-Martin AG (h)
                     10.19  Services Agreement dated as of May 15, 2000 between
                              Indian-Martin AG and Indian Industries, Inc.
                              Substantially similar Services Agreements were also entered into by each of the Registrant's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc., with Indian-Martin AG (h)
                     10.20  Subordinated Promissory Note dated as of May 15,
                              2000 in principal amount of $5,086,501 executed by Indian Industries, Inc. in favor of Indian-Martin AG. Substantially similar Subordinated Promissory Notes were also entered into by each of the Registrant's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc., with Indian-Martin AG in the respective principal amounts of $1,343,202, $3,130,191 and $3,593,149 (h)
                     10.21  Standby and Subordination Agreement dated as of May
                              15, 2000 among Bank One, Indiana, National
                              Association, Indian-Martin AG and Indian
                              Industries, Inc. Substantially similar Standby and Subordination Agreements were also entered into by each of the Registrant's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc. with Indian-Martin AG and Bank One, Indiana, National Association (h)
                     10.22  Promissory Note dated as of May 15, 2000 in
                              principal amount of $13,153,045 executed by Escalade, Incorporated in favor of Indian-Martin AG (h)
                     10.23  Escalade Subordination Agreement dated as of May 15,
                              2000 between Escalade, Incorporated and Bank One, Indiana, National Association (h)
                     10.24  Offset Waiver Agreement dated as of May 15, 2000
                              among Escalade, Incorporated and Bank One,
                              Indiana, National Association, Indian-Martin AG, Indian Industries, Inc., Harvard Sports, Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc. (h)
                     10.25  Loan Agreement dated September 1, 1998 between
                              Martin Yale Industries, Inc. and City of Wabash, Indiana (g)



                                      (16)

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

*************          21     Subsidiaries of the Registrant

*************          23     Consent of BKD, LLP


(a) Incorporated by reference from the Company's Form S-2 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987
(b)      Incorporated by reference from the Company's 1988 Annual Report on Form
         10-K
(c)      Incorporated by reference from the Company's 1990 Annual Report on Form
         10-K
(d)      Incorporated by reference from the Company's 1993 Annual Report on Form
         10-K
(e)      Incorporated by reference from the Company's 1995 Annual Report on Form
         10-K
(f)      Incorporated by reference from the Company's 1997 Proxy Statement
(g) Incorporated by reference from the Company's 1998 Third Quarter Report on Form 10-Q
(h) Incorporated by reference from the Company's 2000 Second Quarter Report on Form 10-Q
(i) Incorporated by reference from the Company's 2001 Second Quarter Report on Form 10-Q
(j) Incorporated by reference from the Company's 2001 Third Quarter Report on Form 10-Q


(B) No reports on Form 8-K for the fourth quarter ended December 29, 2001 were required to be filed.

[BKD LOGO]



                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
Escalade, Incorporated
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated and subsidiaries as of December 29, 2001 and December 30, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 29, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Escalade, Incorporated and subsidiaries at December 29, 2001 and December 30, 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Evansville, Indiana
February 1, 2002



                                     (F-1)

                                  ESCALADE, INCORPORATED AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEET

DECEMBER 29 AND DECEMBER 30                                                             2001                  2000
----------------------------------------------------------------------------------------------------------------------------
ASSETS
   Current assets
     Cash and cash equivalents                                                        $     920,271         $  1,146,771
     Receivables, less allowances of $513,998 and $611,052                               27,267,675           26,406,471
     Inventories                                                                         17,292,841           15,588,575
     Prepaid expenses                                                                       164,260              136,853
     Deferred income tax benefit                                                            901,589              824,095
                                                                                --------------------------------------------
         Total current assets                                                            46,546,636           44,102,765

     Property, plant and equipment                                                       10,205,808            9,055,992
     Other assets                                                                         6,597,379            5,417,956
     Goodwill, net of accumulated amortization
       of $2,776,350 and $1,914,305                                                      12,760,707           10,899,032
                                                                                --------------------------------------------

                                                                                        $76,110,530          $69,475,745
                                                                                ============================================
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
     Notes payable--bank                                                                $ 9,770,142          $13,267,135
     Current portion of long-term debt                                                      166,667
     Trade accounts payable                                                               2,605,744            2,093,151
     Accrued liabilities                                                                 18,748,421           14,281,958
     Income tax payable                                                                   1,682,089            1,975,352
                                                                                --------------------------------------------
         Total current liabilities                                                       32,973,063           31,617,596
                                                                                --------------------------------------------
   Other liabilities
     Long-term debt                                                                       7,466,668           12,700,000
     Deferred compensation                                                                1,274,991            1,198,125
                                                                                --------------------------------------------
                                                                                          8,741,659           13,898,125
                                                                                --------------------------------------------
   Stockholders' equity
     Preferred stock
       Authorized--1,000,000 shares, no par value, none issued
     Common stock
       Authorized--10,000,000 shares, no par value
       Issued and outstanding--2001--6,424,092 shares,
         2000--2,165,862 shares                                                           6,424,092            2,165,862
     Retained earnings                                                                   27,847,040           21,597,413
     Accumulated other comprehensive income                                                 124,676              196,749
                                                                                --------------------------------------------
                                                                                         34,395,808           23,960,024
                                                                                --------------------------------------------
                                                                                        $76,110,530          $69,475,745
                                                                                ============================================


See notes to consolidated financial statements.



                                     (F-2)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

YEARS ENDED DECEMBER 29, DECEMBER 30
   AND DECEMBER 25                                                       2001               2000                1999
-----------------------------------------------------------------------------------------------------------------------------

Net Sales                                                             $148,853,164        $116,081,388        $86,174,390
                                                                 ------------------------------------------------------------
Costs, Expenses and Other Income
   Cost of products sold                                               106,921,336          79,319,747         60,037,740
   Selling, administrative and general expenses                         21,849,920          20,253,094         15,524,377
   Amortization of goodwill                                                862,045             829,675            469,121
   Interest                                                              1,359,194           2,092,438            615,564
   Other (income) expense                                                  430,318             312,130           (114,873)
                                                                 ------------------------------------------------------------
                                                                       131,422,813         102,807,084         76,531,929
                                                                 ------------------------------------------------------------
Income Before Income Taxes                                              17,430,351          13,274,304          9,642,461

Provision for Income Taxes                                               6,291,517           5,173,720          3,542,525
                                                                 ------------------------------------------------------------
NET INCOME                                                           $  11,138,834       $   8,100,584        $ 6,099,936
                                                                 ============================================================
Per Share Data

   Basic earnings per share                                                  $1.73               $1.14               $.67
                                                                 ============================================================
   Diluted earnings per share                                                $1.70               $1.14               $.67
                                                                 ============================================================


See notes to consolidated financial statements.


                                     (F-3)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK
                                    -------------------------                                ACCUMULATED OTHER
                                                               COMPREHENSIVE      RETAINED     COMPREHENSIVE
                                       SHARES       AMOUNT         INCOME         EARNINGS        INCOME          TOTAL
                                    ----------------------------------------------------------------------------------------

BALANCES AT DECEMBER 27, 1998         3,097,357   $6,072,824                     $20,387,917       $241,425     $26,702,166

   Comprehensive income
     Net income                                                  $ 6,099,936       6,099,936                      6,099,936
     Unrealized losses on
       securities,
       net of tax                                                    (40,424)                       (40,424)        (40,424)
                                                             -------------------
   Comprehensive income                                          $ 6,059,512
                                                             ===================
   Exercise of stock options             25,768      189,958                                                        189,958
   Stock issued under the Director
     Stock Option Plan                    4,256       89,376                                                         89,376
   Purchase of stock                   (209,203)  (3,433,980)                       (169,028)                    (3,603,008)
                                    --------------------------                 ---------------------------------------------

BALANCES AT DECEMBER 25, 1999         2,918,178    2,918,178                      26,318,825        201,001      29,438,004
   Comprehensive income
     Net income                                                  $ 8,100,584       8,100,584                      8,100,584
     Unrealized losses on
       securities,
       net of tax                                                     (4,252)                        (4,252)         (4,252)
                                                             -------------------
   Comprehensive income                                          $ 8,096,332
                                                             ===================
   Exercise of stock options              1,743        1,743                          15,469                         17,212
   Stock issued under the Director
     Stock Option Plan                    6,144        6,144                          90,240                         96,384
   Purchase of stock                   (760,203)    (760,203)                    (12,927,705)                   (13,687,908)
                                    --------------------------                 ---------------------------------------------

BALANCES AT DECEMBER 30, 2000         2,165,862    2,165,862                      21,597,413        196,749      23,960,024
   Comprehensive income
     Net income                                                  $11,138,834      11,138,834                     11,138,834
     Unrealized losses on
       securities,
       net of tax                                                    (72,073)                       (72,073)        (72,073)
                                                             -------------------
   Comprehensive income                                          $11,066,761
                                                             ===================
   Exercise of stock options              5,150        5,150                          69,319                         74,469
   Stock issued under the Director
     Stock Option Plan                    6,586        6,586                         101,534                        108,120
   Purchase of stock                    (36,234)     (36,234)                       (777,332)                      (813,566)
   Stock split                        4,282,728
   Restatement of common stock
     to $1 per share                               4,282,728                      (4,282,728)
                                    --------------------------                 ---------------------------------------------
BALANCES AT DECEMBER 29, 2001         6,424,092   $6,424,092                     $27,847,040       $124,676     $34,395,808
                                    ==========================                 =============================================


See notes to consolidated financial statements.



                                     (F-4)

                                         ESCALADE, INCORPORATED AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 29, DECEMBER 30 AND DECEMBER 25                         2001              2000             1999
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                               $11,138,834     $  8,100,584      $  6,099,936
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization                                            3,592,622        3,178,721         2,757,986
     Provision for doubtful accounts                                             40,705          141,136           577,150
     Deferred income taxes                                                     (314,460)        (285,590)         (591,379)
     Provision for deferred compensation                                        111,866          109,972           109,376
     Deferred compensation paid                                                 (35,000)        (187,192)
     Loss on disposals of assets                                                134,724           25,651            64,287
     Changes in
       Accounts receivable                                                     (521,450)      (1,775,023)        5,971,315
       Inventories                                                              860,521       (3,156,221)        1,655,781
       Prepaids                                                                 (27,407)         (10,548)            3,430
       Other assets                                                             (48,915)         933,576          (377,312)
       Income tax payable                                                      (293,263)         665,859           (14,923)
       Accounts payable and accrued expenses                                  4,979,056        3,792,662        (1,347,562)
                                                                       -----------------------------------------------------
         Net cash provided by operating activities                           19,617,833       11,533,587        14,908,085
                                                                       -----------------------------------------------------

INVESTING ACTIVITIES
   Premiums paid for life insurance                                             (32,500)        (150,000)         (150,000)
   Change in cash surrender value, net of loans and premiums                     36,385          267,129           (36,186)
   Purchase of property and equipment                                        (2,738,548)        (915,667)       (1,104,897)
   Purchase of long-term investments                                            (59,500)         (67,470)          (74,797)
   Purchase of certain Lifetime Products assets                                               (1,400,000)
   Purchase of certain Zue Corporation assets                                                                   (7,969,672)
   Purchase of certain Mead Hatcher assets                                                                      (3,481,170)
   Purchase of Accudart                                                      (1,966,341)
   Purchase of U. S. Weight                                                  (5,889,194)
                                                                       -----------------------------------------------------
         Net cash used by investing activities                              (10,649,698)      (2,266,008)      (12,816,722)
                                                                       -----------------------------------------------------
FINANCING ACTIVITIES
   Net increase (decrease) in notes payable--bank                             (3,496,993)       3,697,463         1,769,672
   Proceeds from exercise of stock options                                      182,589          113,596           279,334
   Reduction of long-term debt                                               (5,900,000)     (10,500,000)       (6,000,000)
   Purchase of stock                                                           (813,566)     (13,687,908)       (3,603,008)
   Proceeds from long-term debt                                                 833,335       10,500,000        10,000,000
   Cash dividends paid                                                                                          (3,121,718)
                                                                       -----------------------------------------------------
         Net cash used by financing activities                               (9,194,635)      (9,876,849)         (675,720)
                                                                       -----------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (226,500)        (609,270)        1,415,643

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  1,146,771        1,756,041           340,398
                                                                       -----------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $    920,271     $  1,146,771      $  1,756,041
                                                                       =====================================================
SUPPLEMENTAL CASH FLOWS INFORMATION

   Interest paid                                                           $  1,480,140     $  2,067,494      $    627,904
   Income taxes paid, net                                                     7,121,546        3,190,000         4,256,320
   Fixed assets in accounts payable                                                               25,000

See notes to consolidated financial statements.



                                      (F-5)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Escalade, Incorporated (Company) is primarily engaged in the manufacture and sale of sporting goods and office and graphic arts products. The Company is located in Evansville, Indiana and has five manufacturing facilities, one in Evansville, Indiana; Wabash, Indiana; Olney, Illinois and two in Tijuana, Mexico. The Company sells products to customers throughout the world. The consolidated financial statements include the accounts of all significant subsidiaries. Intercompany transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

------------------------------------------------------------

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

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. The research and development costs incurred during 2001, 2000 and 1999 were approximately $2,150,000, $1,700,000 and $1,450,000.

INTANGIBLE ASSETS

The Company has various intangible assets including consulting and noncompetition agreements and goodwill. Amortization is computed using the straight-line method over the following lives:

                                            YEARS
---------------------------------------------------

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



                                     (F-7)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 2 -- INVENTORIES

Inventories consist of the following:

DECEMBER 29 AND DECEMBER 30                            2001                  2000
-------------------------------------------------------------------------------------------
Finished products                                    $  8,713,656         $  6,970,249
Work in process                                         4,110,376            3,747,427
Raw materials and supplies                              4,468,809            4,870,899
                                               --------------------------------------------
                                                     $ 17,292,841         $ 15,588,575
                                               ============================================


NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

DECEMBER 29 AND DECEMBER 30                             2001                  2000
--------------------------------------------------------------------------------------------
Land                                                   $   712,705         $    712,705
Buildings and leasehold improvements                    10,630,847           10,381,117
Machinery and equipment                                 22,641,560           23,039,234
                                                --------------------------------------------
         Total cost                                     33,985,112           34,133,056
Accumulated depreciation and amortization              (23,779,304)         (25,077,064)
                                                --------------------------------------------
                                                       $10,205,808         $  9,055,992
                                                ============================================

NOTE 4 -- LINE OF CREDIT

The Company's directly owned subsidiary, Indian-Martin AG, has a revolving line of credit under which it will borrow funds from time to time to purchase eligible accounts receivable from Escalade's operating subsidiaries which accounts are and will be pledged to secure those borrowings. At December 29, 2001, this line of credit aggregated $25,000,000, of which $9,770,142 was borrowed. The interest rate on the line of credit is at the Bank One Indianapolis, N.A. prime rate minus 1.25%. A LIBOR option is also available for the interest rate. At December 29, 2001, $5,000,000 of this line of credit was at a LIBOR option rate of 3.295%.



                                     (F-8)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 5 -- LONG-TERM DEBT

DECEMBER 29 AND DECEMBER 30                                                                2001                2000
----------------------------------------------------------------------------------------------------------------------------
Contract payable for Accudart acquisition, due $166,667 annually beginning
   February 1, 2002 through February 1, 2006, non-interest bearing, secured by
   a stand-by letter of credit                                                          $  833,335
Mortgage payable (Wabash, Indiana Adjustable Rate Economic Development Revenue
   Refunding Bonds), annual installments are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, current rate is 1.74%, due September 2028, secured
   by plant facility, machinery and equipment, and stand-by letter of credit             2,700,000          $ 2,700,000
Revolving term loan of $25,000,000, the amount available under this revolving term loan shall reduce by $5,000,000 annually starting March 31, 2002, balance due March 31, 2006.  Current interest varies from prime minus 1.125%
   to London Interbank Offered Rate (LIBOR) plus 1.25%, unsecured                        4,100,000           10,000,000
                                                                                --------------------------------------------
                                                                                         7,633,335           12,700,000
Portion classified as current                                                             (166,667)
                                                                                --------------------------------------------
                                                                                        $7,466,668          $12,700,000
                                                                                ============================================

Maturities of long-term indebtedness for the ensuing five years are: 2002, $166,667; 2003, $166,667; 2004, $166,667; 2005, $166,667; 2006, $4,266,667 and
thereafter, $2,700,000.

The mortgages payable and term loan agreements contain certain restrictive covenants, of which the more significant include maintenance of specified net worth and maintenance of specified ranges of debt service and leverage ratios.

NOTE 6 -- INVESTMENTS

                                                                                              GROSS          APPROXIMATE
                                                                           AMORTIZED        UNREALIZED         MARKET
                                                                             COST             GAINS             VALUE
                                                                       -----------------------------------------------------
DECEMBER 29, 2001
   Available for sale
     Marketable equity securities (included in
       other assets)                                                        $1,257,706         $207,793         $1,465,499
                                                                       =====================================================
DECEMBER 30, 2000
   Available for sale
     Marketable equity securities (included in
       other assets)                                                        $1,084,628         $327,915         $1,412,543
                                                                       =====================================================



                                     (F-9)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 7 -- STOCK OPTIONS

At the Company's 1997 annual meeting, the stockholders approved two Stock Option Plans reserving 900,000 common shares for issuance under an Incentive Stock Option Plan (ISO) and 300,000 common shares for issuance under a Director Stock Option Plan (DSO). As noted in Note 24, the shares and per share information have been adjusted for the 3 for 1 stock split. During 2001, 2000 and 1999, there were 81,600, 49,500 and 111,000 options granted under the ISO and there were 310,761, 264,783 and 224,358 options outstanding at each respective year end under this plan. During 2001, 2000 and 1999, there were 6,207, 9,216 and 6,384 options granted and 18,585, 24,078 and 16,341 options outstanding at each respective year end under the DSO.

Under the Company's ISO, which is accounted for in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, the Company grants selected executives and other key employees' stock option awards which vest over four years of continued employment. The exercise price of each option, which has a five-year life, was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized. Options are exercisable commencing one year from the date of issuance to the extent vested.

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

                                                                               2001              2000             1999
                                                                       -----------------------------------------------------
Risk-free interest rates                                                      4.76%            6.26%             5.00%
Dividend yields                                                                  0%               0%                0%
Volatility factors of expected market price of common stock                     95%              45%               36%
Weighted average expected life of the options                               5 YEARS          5 years           5 years

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement is as follows:

                                                                               2001             2000              1999
                                                                       -----------------------------------------------------
Net income                                           As reported           $11,138,834      $8,100,584         $6,099,936
                                                     Pro forma              10,930,618       7,963,644          5,982,255

Basic earnings per share                             As reported                 $1.73           $1.14               $.67
                                                     Pro forma                    1.70            1.12                .66

Diluted earnings per share                           As reported                 $1.70           $1.14                .67
                                                     Pro forma                    1.67            1.12                .66





                                     (F-10)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Stock option transactions are summarized as follows:

                                              2001                          2000                          1999
                                 -------------------------------------------------------------------------------------------
                                                    OPTION                        Option                        Option
                                     SHARES          PRICE         Shares          Price         Shares          Price
                                 -------------------------------------------------------------------------------------------
Outstanding at beginning                           $3.29 TO                      $3.29 to                      $1.83 to
   of year                             288,861       7.00            240,699       7.00            211,350       6.25
                                                   $7.19 TO                      $4.83 to                      $5.90 to
Issued during year                      89,907       7.59             58,716       5.23            117,384       7.00
Canceled or expired                    (10,572)                       (4,950)                      (10,731)
                                                   $3.29 TO                                                    $1.83 to
Exercised during year                  (38,850)      7.00             (5,604)     $3.29            (77,304)      3.29
                                 -------------------------------------------------------------------------------------------
                                                   $3.29 TO                      $3.29 to                      $3.29 to
Outstanding at end of year             329,346       7.59            288,861       7.00            240,699       7.00
                                                                                             ================
Exercisable at end of year             143,805                       106,515                        50,670
                                 ================              ================              ================
Weighted-average fair value
   of options granted during
   the year                             $7.22                         $2.52                         $2.37
                                 ================              ================              ================

The following table summarizes information about fixed stock options outstanding at December 29, 2001:

                                        OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------------------------
                       NUMBER          WEIGHTED-AVERAGE                                NUMBER
     RANGE OF        OUTSTANDING          REMAINING           WEIGHTED-AVERAGE       EXERCISABLE       WEIGHTED-AVERAGE
 EXERCISE PRICES     AT 12/29/01       CONTRACTUAL LIFE        EXERCISE PRICE        AT 12/29/01        EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------------
        $3.29             48,738                .6 years             $3.29               48,738              $ 3.29
         6.25             49,725               1.2 years              6.25               36,366                6.25
         5.90             89,250               2.2 years              5.90               39,750                5.90
         7.00              3,531               1.3 years              7.00                3,531                7.00
         4.83             45,375               3.2 years              4.83               10,500                4.83
         5.23              4,920               2.3 years              5.23                4,920                5.23
         7.19             81,600               4.2 years              7.19                                     7.19
         7.59              6,207               3.3 years              7.59                                     7.59
                  ------------------                                             --------------------
  $3.29 to 7.59          329,346                                                        143,805
                  ==================                                             ====================

The incentive stock options granted in 2001 and 2000 are exercisable at the rate of 25% over each of the four years beginning in 2001 and 2000.

6,207 Director Stock Options were issued during the year 2001 at an option price of $7.59 and can be exercised after April 29, 2002 with an expiration date of April 28, 2005.



                                     (F-11)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 8 -- STOCKHOLDERS' EQUITY TRANSACTIONS

During 2000, the Company conducted a Dutch Auction self-tender offer whereby it purchased 758,312 shares of its common stock at $18.00 per share. Both the number of shares and price per share amounts in this paragraph have not been restated for the 3 for 1 stock split.

The Company paid no cash dividends during 2000 and 2001.

NOTE 9 -- EARNINGS PER SHARE

As noted in Note 24, earnings per share have been restated to reflect the 3 for 1 stock split. Earnings per share (EPS) were computed as follows:

                                                                                            WEIGHTED-            PER
                                                                                             AVERAGE            SHARE
YEAR ENDED DECEMBER 29, 2001                                                INCOME            SHARES           AMOUNT
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                  $11,138,834
                                                                       ------------------
Basic Earnings per Share
   Income available to common stockholders                                   11,138,834        6,446,706         $1.73
                                                                                                          ==================
Effect of Dilutive Securities
   Stock options                                                                                 101,694
                                                                       ------------------------------------
Diluted Earnings Per Share
     Income available to common stockholders and
       assumed conversions                                                  $11,138,834        6,548,400         $1.70
                                                                       =====================================================
YEAR ENDED DECEMBER 30, 2000
Net Income                                                                  $ 8,100,584
                                                                       ------------------
Basic Earnings per Share
   Income available to common stockholders                                    8,100,584        7,082,712         $1.14
                                                                                                          ==================
Effect of Dilutive Securities
   Stock options                                                                                  30,549
                                                                       ------------------------------------
Diluted Earnings Per Share
     Income available to common stockholders and
       assumed conversions                                                  $ 8,100,584        7,113,261         $1.14
                                                                       =====================================================
YEAR ENDED DECEMBER 25, 1999
Net Income                                                                  $ 6,099,936
                                                                       ------------------
Basic Earnings per Share
   Income available to common stockholders                                    6,099,936        9,114,846          $.67
                                                                                                          ==================
Effect of Dilutive Securities
   Stock options                                                                                  15,540
                                                                       ------------------------------------
Diluted Earnings Per Share
     Income available to common stockholders and
       assumed conversions                                                  $ 6,099,936        9,130,386          $.67
                                                                       =====================================================




                                      (F-12)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 10 -- OPERATING LEASES

The Company leases warehousing and office space at its National City, California facilities and the term of the lease is five years. The lease rate ranges from $223,736 in year one to $272,971 in year five. The Company also shares in common area expenses not to exceed 8 (cents) per sq. ft. per month. The lease expires January 31, 2006.

The Company leases warehousing space next to its Evansville facility for $18,142 per month. The lease expires on October 31, 2002. The Company has two two-year renewal options followed by two five-year renewal options.

The Company leases manufacturing space in Tijuana, Mexico for its office products operations for $207,912 per year. The lease expires on May 31, 2004.

The Company leases additional space in Tijuana, Mexico for its sporting goods operations for $120,000 per year. The lease expires on December 31, 2005.

The Company leases manufacturing space in Olney, Illinois for its sporting goods operations for $62,400 per year. The lease expires on May 31, 2002.

At December 29, 2001, the minimum rental payments under noncancelable leases with terms of more than one year are as follows:

YEARS ENDING                                       AMOUNT
-------------------------------------------------------------
2002                                            $  762,737
2003                                               577,352
2004                                               495,548
2005                                               392,971
2006                                                24,981
                                           ------------------
                                                $2,253,589
                                           ==================

The following schedule shows the composition of total rental expense for operating leases except those with terms of a month or less:

                        2001              2000             1999
                  ---------------------------------------------------

Rentals                $714,560         $441,601          $448,516
                  ===================================================





                                     (F-13)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 11 -- INCOME TAXES

Provision for income taxes consists of the following:

YEARS ENDED DECEMBER 29, DECEMBER 30 AND
   DECEMBER 25                                                                  2001              2000             1999
----------------------------------------------------------------------------------------------------------------------------
Current
   Federal                                                                   $5,383,564       $4,456,013        $3,255,081
   State                                                                        549,165          855,217           878,823
   International                                                                673,248          148,080
                                                                       -----------------------------------------------------
                                                                              6,605,977        5,459,310         4,133,904
                                                                       -----------------------------------------------------
Deferred
   Federal                                                                     (250,185)        (226,759)         (497,779)
   State                                                                        (64,275)         (58,831)          (93,600)
                                                                       -----------------------------------------------------
                                                                               (314,460)        (285,590)         (591,379)
                                                                       -----------------------------------------------------
                                                                             $6,291,517       $5,173,720        $3,542,525
                                                                       =====================================================

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

YEARS ENDED DECEMBER 29, DECEMBER 30
   AND DECEMBER 25                                                             2001              2000             1999
----------------------------------------------------------------------------------------------------------------------------
Income tax at statutory rate                                                 $5,926,319       $4,513,263        $3,278,437
Increase (decrease) in income tax resulting from
   Recurring permanent differences (goodwill
     amortization, dividend exclusion and non-
     deductible officers' life insurance expense)                                75,979          188,314            55,662
   State tax expense, net of federal effect                                     320,027          525,615           518,247
   International taxes                                                          673,248          148,080
   Foreign tax credit                                                          (673,248)        (148,080)
   Other                                                                        (30,808)         (53,472)         (309,821)
                                                                       -----------------------------------------------------
       Provision for income taxes recorded                                   $6,291,517       $5,173,720        $3,542,525
                                                                       =====================================================

At December 29, 2001, a cumulative deferred tax asset of $2,168,895 is included in current assets and other assets. At December 30, 2000, a cumulative deferred tax asset of $1,806,386 is included in current assets and other assets.



                                     (F-14)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The components of the net deferred tax asset are as follows:

DECEMBER 29 AND DECEMBER 30                                                                    2001             2000
----------------------------------------------------------------------------------------------------------------------------
ASSETS
   Employee benefits                                                                         $   812,828       $   841,765
   Valuation reserves                                                                            664,566           550,603
   Goodwill and intangible assets                                                                216,405           172,903
   Deferred compensation                                                                         472,587           442,294
   Depreciation                                                                                   85,627
                                                                                        ------------------------------------
         Total assets                                                                          2,252,013         2,007,565
                                                                                        ------------------------------------
LIABILITIES
   Depreciation                                                                                                    (70,012)
   Unrealized gain on securities available for sale                                              (83,118)         (131,167)
                                                                                        ------------------------------------
         Total liabilities                                                                       (83,118)         (201,179)
                                                                                        ------------------------------------
                                                                                              $2,168,895        $1,806,386
                                                                                        ====================================

NOTE 12 -- EMPLOYEE BENEFIT PLANS

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $375,848, $403,235 and $273,763 for 2001, 2000 and
1999.

NOTE 13 -- VOLUNTARY EMPLOYEE BENEFITS ASSOCIATION TRUST (VEBA)

The Company established a VEBA as a tax-exempt organization to provide life, medical, disability and other similar welfare benefits permitted pursuant to Internal Revenue Code Section 501(c)(9) for its employees.



                                     (F-15)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 14 -- SEGMENT INFORMATION AND CONCENTRATIONS

YEARS ENDED DECEMBER 29, DECEMBER 30
   AND DECEMBER 25                                                            2001              2000             1999
----------------------------------------------------------------------------------------------------------------------------
                                                                                          (In Thousands)
Sales to unaffiliated customers
   Sporting goods                                                            $118,867        $  79,948           $52,767
   Office and graphic arts products                                            29,986           36,133            33,407
                                                                       -----------------------------------------------------
       Total consolidated                                                    $148,853        $ 116,081           $86,174
                                                                       =====================================================
Segment profit
   Sporting goods                                                            $  6,721        $   3,520           $ 2,096
   Office and graphic arts products                                             3,534            5,022             3,534
   Corporate                                                                      884             (442)              470
                                                                       -----------------------------------------------------
       Total consolidated                                                    $ 11,139        $   8,100           $ 6,100
                                                                       =====================================================
Interest expense
   Sporting goods                                                            $  1,078        $     890           $    34
   Office and graphic arts products                                                84               55               222
   Corporate                                                                      197            1,147               360
                                                                       -----------------------------------------------------
       Total consolidated                                                    $  1,359        $   2,092           $   616
                                                                       =====================================================
Loss on disposal of assets
   Sporting goods                                                                            $      20
   Office and graphic arts products                                                                  6           $    64
                                                                       -----------------------------------------------------
       Total consolidated                                                                    $      26           $    64
                                                                       =====================================================
Gain on disposal of Escalade International
   Corporate                                                                                                     $  (103)
                                                                       -----------------------------------------------------
       Total consolidated                                                                                        $  (103)
                                                                       =====================================================
Identifiable assets
   Sporting goods                                                            $ 47,762        $  41,119           $37,208
   Office and graphic arts products                                            22,793           22,892            23,971
   Corporate                                                                    5,556            5,465             5,671
                                                                       -----------------------------------------------------
       Total assets                                                          $ 76,111          $69,476           $66,850
                                                                       =====================================================
Depreciation and amortization (including goodwill)
   Sporting goods                                                            $  2,115        $   1,715           $ 1,154
   Office and graphic arts products                                             1,477            1,464             1,604
                                                                       -----------------------------------------------------
       Total consolidated                                                    $  3,592        $   3,179           $ 2,758
                                                                       =====================================================
Capital expenditures
   Sporting goods                                                            $  1,132        $     754           $   862
   Office and graphic arts products                                             1,607              187               276
                                                                       -----------------------------------------------------
                                                                             $  2,739        $     941           $ 1,138
                                                                       =====================================================



                                     (F-16)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The Company operates principally in two industries, sporting goods and office and graphic arts products. The Company sells its products primarily to retailers and wholesalers located throughout the United States. Operations in the sporting goods industry consist of production and sale of table tennis tables and accessories, archery equipment, home pool tables and accessories, combination bumper pool and card tables, game tables, basketball backboards, goals, poles and portables, darts, dart cabinets, vinyl weight sets and workout benches and aerobic Step products. Operations in the office and graphic arts products industry consist of production and sale of paper trimmers, paper folding machines, paper drills, collators, decollators, bursting machines, letter openers, paper joggers, checksigners, stamp affixers, paper punches, paper cutters, catalog rack systems, bindery carts, business card slitters, thermography machines, keyboard drawers, computer storage, copyholders, media retention systems, posting trays and related accessories.

Identifiable assets are principally those assets used in each industry. Corporate assets are principally cash and cash equivalents, deferred taxes, marketable equity securities and the cash surrender value of life insurance.

In 2001, 2000 and 1999, approximately 46% (37% of consolidated sales), 45% (31% of consolidated sales) and 46% (28% of consolidated sales) of the sporting goods were sold to Sears, Roebuck & Co. At December 29, 2001, December 30, 2000 and December 25, 1999, accounts receivable included $5,839,366, $11,323,174 and $9,117,867 due from Sears, Roebuck & Co.

Approximately 30% of the Company's labor force is covered by a collective bargaining agreement. Management acknowledges that there usually will be differences between Company offers and union demands during negotiations. However, management has no reason to expect such differences to result in protracted conflict. The current contract expires on April 27, 2003.

Consolidated assets include approximately $2.4 million of assets located in Mexico, which includes equipment and inventory and $27.7 million of assets located in Switzerland, which includes accounts receivable.



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

     Customer allowance reserves--based on agreements for customer purchase rebates and shared advertising, and prior year's shipments.

     Inventory valuation reserves--based on estimates of costs of inventory amounts overstocked or obsolete in excess of realizable value.

NOTE 16 -- ADDITIONAL INFORMATION

DECEMBER 29 AND DECEMBER 30                                                             2001                  2000
----------------------------------------------------------------------------------------------------------------------------
Accrued Liabilities
   Employees' compensation                                                             $ 6,083,390          $ 4,563,533
   Payroll taxes and taxes withheld from employees'
     compensation                                                                          335,376              309,488
   Taxes other than taxes on income                                                        375,170              396,674
   Accrued interest                                                                         43,582              173,694
   Customer volume discounts payable                                                     8,277,224            7,178,735
   Other accrued items                                                                   3,633,679            1,659,834
                                                                                --------------------------------------------
                                                                                       $18,748,421          $14,281,958
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



                                     (F-18)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 18 -- COMMITMENTS AND CONTINGENCIES

At December 29, 2001, standby letters of credit aggregated $883,335.

Additionally, the Company has obtained a letter of credit for the benefit of the mortgage holders. At December 29, 2001, the balance of the letter of credit was $2,733,750. It is to be used in the event of a default in either interest or principal payments.

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

NOTE 19 -- SUMMARY OF QUARTERLY RESULTS

                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                 (UNAUDITED)

                                                       MARCH 24           JULY 14          OCTOBER 6        DECEMBER 30
                                                  --------------------------------------------------------------------------
2001
   Net sales                                             $18,496           $27,759            $54,423           $48,175
   Gross profit                                            5,786             8,960             14,691            12,495
   Net income                                                634             1,578              4,040             4,887
   Basic earnings per share                                  .10               .24                .63               .76

2000
   Net sales                                             $17,575           $24,035            $31,560           $42,911
   Gross profit                                            5,997             8,189              9,478            13,097
   Net income                                                919             1,173              2,359             3,649
   Basic earnings per share                                  .10               .17                .36               .56

On March 31, 2000, the Company reduced its outstanding shares by 758,312 shares through a Dutch Auction tender offer. Consequently, if the four quarters earnings per share are added together, they are different than the actual earnings per weighted-average share for the year.

As noted in Note 24, on February 26, 2002, the Company announced a 3 for 1 stock split. The basic earnings per share have been restated to reflect the stock split.



                                     (F-19)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 20 -- ACQUISITIONS

ACQUISITION OF MEAD HATCHER

On June 21, 1999, Martin Yale, the Company's office and graphic arts products subsidiary, acquired certain assets of Mead Hatcher for cash. The purchased assets include all of Mead Hatcher's manufactured products consisting of keyboard drawers, computer storage, copyholders, media retention systems, and posting trays along with all associated tooling and production machinery necessary to manufacture the products. The purchase price was $3,481,170. The acquisition was accounted for as a purchase and the excess of cost over the fair value of net assets acquired was $1,417,594, which was being amortized over 15 years on the straight-line method. Martin Yale relocated the manufacturing of these products to its Los Angeles, California facility.

ACQUISITION OF ZUE CORPORATION

On December 8, 1999, Indian Industries, the Company's sporting goods subsidiary, acquired substantially all of the assets of Zue Corporation for cash. Zue was a manufacturer of high quality basketball systems located in Noblesville, Indiana. The Zue product line will complement Indian's product line and the manufacturing operations were relocated to Indian's Evansville, Indiana facility. The cost of the purchase was $7,969,672. The acquisition was accounted for as a purchase and the excess of cost over the fair value of net assets acquired was $5,150,172, which was being amortized over 15 years on the straight-line method.

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

ACQUISITION OF ACCUDART CORPORATION

On February 5, 2001, Escalade Sports acquired substantially all of the assets of Accudart Corporation for cash. The purchased assets, included inventory, equipment and intellectual property. Accudart is a leading name in darts. The cost of the purchase was $1,966,341. Winmau(R), a leading name in dartboards, will be distributed in the U.S.A. exclusively by Escalade Sports as part of the purchase agreement.

ACQUISITION OF U. S. WEIGHT

On September 18, 2001, Escalade Sports acquired substantially all of the assets of U. S. Weight, Inc., the only U. S. manufacturer of filled vinyl weights and weight sets. The assets purchased were accounts receivable, inventory and machinery and equipment. The cost of the purchase was $5,889,194. The acquisition was accounted for as a purchase and the excess of cost over the fair value of net assets acquired was $2,723,720.



                                     (F-20)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 21 -- OTHER COMPREHENSIVE INCOME

                                                                                               2001
                                                                       -----------------------------------------------------
                                                                          BEFORE-TAX           TAX           NET-OF-TAX
YEAR ENDED DECEMBER 29                                                      AMOUNT           BENEFIT           AMOUNT
----------------------------------------------------------------------------------------------------------------------------
Unrealized holding losses arising during the year                           $(120,122)         $48,049          $(72,073)
                                                                       =====================================================

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
                                                                       =====================================================

NOTE 22 -- FUTURE ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill. Additionally, it requires the Company to evaluate its existing intangible assets and goodwill and to make any necessary reclassifications in order to conform with the new separation requirements at the date of adoption. Goodwill and intangible assets determined to have indefinite useful lives that are acquired in a business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 29, 2001. With the exception of the immediate requirement to use the purchase method of accounting for all future business combinations completed after June 30, 2001, the Company is required to adopt the provision of SFAS No. 141 on December 30, 2001.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that goodwill no longer be amortized but instead be tested for impairment at least annually, and that intangible assets other than goodwill should be amortized over their useful lives. The Company is required to adopt the provisions on December 30, 2001. Upon adoption, the Company will be required to reassess the useful lives and residual values of all intangible assets and make any necessary amortization period adjustments by March 31, 2002. The impact of adopting SFAS No. 142 has not yet been determined.

NOTE 23 -- SUBSEQUENT EVENT

On January 25, 2002, Escalade acquired substantially all of the assets relating to The Step(R) product line from Bollinger Industries for cash. The Step(R) is America's original aerobic step fitness system and is widely used by individuals and at over 18,000 health clubs. The purchase price was $4,840,000.



                                     (F-21)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 24 -- EVENT SUBSEQUENT TO THE BALANCE SHEET DATE

On February 23, 2002, the Company declared a 3 for 1 stock split payable to shareholders of record on March 15, 2002 to be distributed on March 28, 2002. All earnings per share data in these consolidated financial statements and notes to the consolidated financial statements have been restated retroactively to reflect the stock split. Based on the current 2,141,364 shares outstanding, there would be 6,424,092 shares outstanding after the stock split. The Company has capitalized this transaction by recording a transfer from retained earnings to common stock, which allows common stock to remain at $1 per share.



                                     (F-22)

[BKD LOGO]



                          INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors
Escalade, Incorporated
Evansville, Indiana

We have audited the consolidated financial statements of Escalade, Incorporated as of December 29, 2001 and December 30, 2000 and for each of the three years in the period ended December 29, 2001 and have issued our report thereon dated February 1, 2002; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Escalade, Incorporated listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

BKD, LLP

Evansville, Indiana
February 1, 2002


                                     (S-1)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                   COL. A                        COL. B                   COL. C                   COL. D          COL. E
--------------------------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONS
                                                             ----------------------------------

                                               BALANCE AT       CHARGED TO      CHARGED TO                          BALANCE
                                                BEGINNING       COSTS AND     OTHER ACCOUNTS--   DEDUCTIONS--        AT END
                DESCRIPTION                     OF PERIOD        EXPENSES        DESCRIBE        DESCRIBE (2)      OF PERIOD
--------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
   and discounts (1)
   Fiscal year ended December 29, 2001         $   611,052      $    40,705                      $   137,759     $   513,998
   Fiscal year ended December 30, 2000             761,363          141,136                          291,447         611,052
   Fiscal year ended December 25, 1999             581,830          577,150                          397,617         761,363

Product warranty reserves
   Fiscal year ended December 29, 2001           1,704,556        1,473,300                        1,871,256       1,306,600
   Fiscal year ended December 30, 2000             707,633        2,075,288                        1,708,265       1,704,556
   Fiscal year ended December 25, 1999             650,100          780,228                          722,795         707,533

Customer allowance reserves
   Fiscal year ended December 29, 2001           6,250,203        9,724,595                        8,800,999       7,173,799
   Fiscal year ended December 30, 2000           4,712,522        6,356,023                        4,818,342       6,250,203
   Fiscal year ended December 25, 1999           3,633,005        4,918,206                        3,838,689       4,712,522

Inventory valuation reserves
   Fiscal year ended December 29, 2001             800,022        1,940,910                        1,620,785       1,120,147
   Fiscal year ended December 30, 2000             759,050          904,787                          863,815         800,022
   Fiscal year ended December 25, 1999             846,513          594,066                          681,229         759,050


(1)   Deducted from related assets
(2)   Accounts charged off, less recoveries




                                     (S-2)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:   \s\C. W. "Bill" Reed                                       March 8, 2002
------------------------------------------------------
      C. W. "Bill" Reed
      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                 Chief Executive Officer
                                                                 and Director
\s\C. W. Reed                                                    (Principal Executive Officer)          March 8, 2002
-----------------------------------------------------------
C. W. Reed


\s\Robert E. Griffin                                             Chairman and Director                  March 8, 2002
-----------------------------------------------------------
Robert E. Griffin

                                                                 Secretary and Treasurer
                                                                 (Principal Financial and Accounting
\s\John R. Wilson                                                Officer)                               March 8, 2002
-----------------------------------------------------------
John R. Wilson

\s\Blaine E. Matthews, Jr.                                       Director                               March 8, 2002
-----------------------------------------------------------
Blaine E. Matthews, Jr.


\s\A. Graves Williams, Jr.                                       Director                               March 8, 2002
-----------------------------------------------------------
A. Graves Williams, Jr.

\s\Keith P. Williams                                             Director                               March 8, 2002
-----------------------------------------------------------
Keith P. Williams

\s\Yale Blanc                                                    Director                               March 8, 2002
-----------------------------------------------------------
Yale Blanc

\s\Robert D. Orr                                                 Director                               March 8, 2002
-----------------------------------------------------------
Robert D. Orr



                                     (S-3)