Form 10-Q
period 2002-03-23
ESCALADE INC
filed 2002-04-12
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 23, 2002
                          Commission File Number 0-6966


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


         The number of shares of Registrant's common stock (no par value) outstanding as of April 5, 2002 : 6,460,353

                                      INDEX

                                                                                                    Page No.
Part I.           Financial Information:

Item 1 -          Financial Statements:

                  Consolidated Condensed Balance Sheets (Unaudited)
                  March 23, 2002, March 24, 2001, and
                  December 29, 2001                                                                       3

                  Consolidated Condensed Statements of Operations (Unaudited)
                  Three Months Ended March 23, 2002 and March 24,2001                                     4

                  Consolidated Statements of Comprehensive Income (Unaudited)
                  Three Months Ended March 23, 2002 and March 24, 2001                                    4

                  Consolidated Condensed Statements of Cash Flows (Unaudited)
                  Three Months Ended March 23, 2002 and March 24, 2001                                    5

                  Notes to Consolidated Condensed Financial Statements                                  6-8

Item 2 -          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations:                                                 9-11

Item 3 -          Quantitative and Qualitative Disclosures About
                  Market Risk                                                                            11

Part II.          Other Information                                                                      11

                  Signatures                                                                             11

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in Thousands)                       March 23,    March 24,   December 29,
                                              2002         2001          2001
                                            --------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                $    802      $    348      $    920
   Receivables, less allowances of
         $553, $686 and $514                  14,713        13,600        27,268
   Inventories                                18,411        16,899        17,293
   Prepaid expense                               160            75           164
   Deferred income tax benefit                   902           824           902
                                            --------      --------      --------
TOTAL CURRENT ASSETS                          34,988        31,746        46,547

Property, plant, and equipment                34,486        34,715        33,985
   Accum. depr. and amortization             (24,405)      (25,662)      (23,779)
                                            --------      --------      --------
                                              10,081         9,053        10,206

Other assets                                  12,416         6,178         6,597
Goodwill                                      13,361        10,672        12,761
                                            --------      --------      --------
                                            $ 70,846      $ 57,649      $ 76,111
                                            ========      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - bank                     $  1,277      $  3,500      $  9,770
   Current portion of long-term debt             167           167           167
   Trade accounts payable                      2,812         3,030         2,606
   Accrued liabilities                        12,419         9,628        18,748
   Federal income tax payable                    602           552         1,682
                                            --------      --------      --------
TOTAL CURRENT LIABILITIES                     17,277        16,877        32,973

Other Liabilities:
   Long-term debt                             17,667        14,967         7,467
   Deferred compensation                       1,278         1,220         1,275
                                            --------      --------      --------
                                              18,945        16,187         8,742
Stockholders' equity:
   Preferred stock:
         Authorized 1,000,000 shares;
         no par value, none issued
   Common stock:
         Authorized 10,000,000 shares;
         no par value,Issued and
         outstanding - 6,458,853,
         2,166,951, and 6,424,092 at
         3-23-02, 3-24-01, and 12-29-01        6,459         2,167         6,424
   Retained earnings                          27,957        22,246        27,847
   Accumulated other comprehensive
         income                                  208           172           125
                                            --------      --------      --------
                                              34,624        24,585        34,396
                                            --------      --------      --------
                                            $ 70,846      $ 57,649      $ 76,111
                                            ========      ========      ========


See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                                                Three Months Ended
                                                           March 23, 2002  March 24, 2001
                                                           --------------  --------------
Net sales                                                      $ 17,505      $ 18,496

Costs, expenses and other income:

   Cost of products sold                                         12,334        12,710
   Selling, administrative and
         general expenses                                         4,982         4,060
   Interest                                                         121           317
   Amortization of goodwill                                        --             227
   Other (income) expense                                           175           167
                                                               --------      --------
                                                                 17,612        17,481

INCOME (LOSS) BEFORE INCOME TAXES                                  (107)        1,015

Provision (benefit) for income taxes                                (39)          381
                                                               --------      --------
NET INCOME (LOSS)                                              $    (68)     $    634
                                                               ========      ========
Per share data:

   Basic earnings per share                                    $   (.01)     $    .10

   Diluted earnings per share                                  $   (.01)     $    .10


CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


NET INCOME (LOSS)                                              $    (68)     $    634

UNREALIZED GAIN (LOSS)ON SECURITIES,
   NET OF TAX                                                        83           (25)
                                                               --------      --------
COMPREHENSIVE INCOME                                           $     15      $    609
                                                               ========      ========





See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)

                                                    Three Months Ended
                                               March 23, 2002   March 24, 2001
                                               -------------------------------
Operating Activities:

   Net Income (Loss)                               $    (68)     $    634

   Depreciation and amortization                        831           821

   Adjustments necessary to reconcile
      net income (loss) to net cash
      provided by operating activities                3,769         7,370
                                                   --------      --------
   Net cash provided by operating
      activities                                      4,532         8,825
                                                   --------      --------
Investing Activities:

   Purchase of property and equipment                  (501)         (341)
   Purchase of certain assets of
      Steve Mizerak, Inc.                            (1,229)         --
   Purchase of all assets relating to
      The Step(R) product line                       (4,840)         --
   Purchase of certain assets of
      Accudart                                         --          (1,966)
                                                   --------      --------
   Net cash used by investing activities             (6,570)       (2,307)
                                                   --------      --------
Financing Activities:

   Net decrease in notes payable- bank               (8,493)       (9,767)
   Net increase in long term debt                    10,200         2,434
   Proceeds from exercise of stock options              213            16
                                                   --------      --------

   Net cash provided (used) by
      financing activities                            1,920        (7,317)
                                                   --------      --------

Decrease in cash and cash equivalents                  (118)         (799)

Cash and cash equivalents, beginning of period          920         1,147
                                                   --------      --------

Cash and cash equivalents, end of period           $    802      $    348
                                                   ========      ========



See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)


Note A - Basis of Presentation
------------------------------

         The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The condensed consolidated balance sheet of the Company as of December 29, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2001 filed with the Securities and Exchange Commission.

Note B - Seasonal Aspects
-------------------------

         The results of operations for the three month periods ended March 23, 2002 and March 24, 2001 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                                                     3-23-02           3-24-01          12-29-01
                                                     -------           -------          --------

                           Raw Materials             $ 5,946           $ 4,855          $ 4,469

                           Work In Process             4,079             3,672            4,110

                           Finished Goods              8,386             8,372            8,714
                                                     -------           -------          -------
                                                     $18,411           $16,899          $17,293
                                                     =======           =======          =======

Note D - Income Taxes
---------------------

         The provision for income taxes was computed based on financial statement income.

Note E - Earnings Per Share
-----------------------------
Earnings per share were computed as follows:

                                                 Three Months Ended
                                                  March 23, 2002
                                        ----------------------------------
                                                     Weighted
                                                     Average       Per Share
                                        Income        Shares        Amount
                                        ------        ------        ------
Net (Loss)                             $ (68)
                                       -----
Basic Earnings per Share
   Income available to common
      stockholders                       (68)         6,429         ($.01)
                                                                    =====
Effect of Dilutive Securities
   Stock options                                        111
                                       -----          -----
Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                      $ (68)         6,540         ($.01)
                                       =====          =====         =====


                                              Three Months Ended
                                                 March 24, 2001
                                      ------------------------------------
                                                   Weighted
                                                    Average      Per Share
                                       Income       Shares        Amount
                                       ------       ------        ------
Net Income                             $ 634
                                       -----
Basic Earnings per Share
   Income available to common
      stockholders                       634         6,498         $.10
                                                                   ====
Effect of Dilutive Securities
   Stock options                                        48
                                       -----         -----


Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                      $ 634         6,546         $.10
                                       =====         =====         ====

Note F - Segment Information
-----------------------------

                                                    As of and for the Three Months Ended
                                                                March 23, 2002
                                        ---------------------------------------------------------------
                                                          Office and
                                        Sporting            Graphic
                                          Goods              Arts          Corporate           Total
                                         --------          --------         --------          --------
Revenues from external customers         $ 10,606          $  6,899         $   --            $ 17,505

Net income (loss)                            (420)              730             (378)              (68)

Assets                                   $ 42,087          $ 23,721         $  5,038          $ 70,846

                                                      As of and for the Three Months Ended
                                                                 March 24, 2001
                                         --------------------------------------------------------------
                                                         Office and
                                         Sporting          Graphic
                                          Goods              Arts          Corporate           Total
                                         --------          --------         --------          --------
Revenues from external customers         $ 10,734          $  7,762         $   --            $ 18,496

Net income (loss)                            (264)              929              (31)              634

Assets                                   $ 31,166          $ 22,347         $  4,136          $ 57,649

ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FIRST QUARTER COMPARISON 2002 vs. 2001


          First quarter net sales were down $991,000 from $18,496,000 to $17,505,000 or 5.4%. There was a 1(cent) per share loss in the first quarter this year as compared to a 10(cent) per share earnings in the first quarter of last year. During the quarter, Escalade Sports acquired all assets relating to the Step(R) product line (America's original step fitness system) from Bollinger Industries, substantially all of the assets of Steve Mizerak Inc. (including an exclusive line of billiard equipment along with the registered trademarks of "Steve Mizerak", "Mizerak", "The Miz", and "The Miz Collection") and the rights to the Willie Mosconi name, likeness and brand for use on high end billiard tables and billiard equipment. The Company also completed its previously announced three for one stock split. Martin Yale is evaluating the opportunity to exclusively market a unique patented line of photo frame/desktop accessories with a pop out front matte and high quality finish. During the first quarter, $79,000 was expensed on this project.

          Escalade Sports net sales were down $128,000 from $10,734,000 to $10,606,000 or 1.2%. A decrease in imported game room product sales of about $600,000 offset by new sales of the U. S. Weight fitness product, acquired in September, 2001 of about $470,000 made up the net decrease. Escalade Sports will continue to look for acquisitions, work on integrating recent acquisitions into its operations and concentrate on improving product margins and quality and increasing revenues during 2002. The first quarter is traditionally a slow quarter as is the second quarter for sporting goods with 75% of sales being made in the last two quarters. Escalade Sports still expects strong sales for this year.

          Martin Yale's net sales were down $863,000 from $7,762,000 to $6,899,000 or 11.1%. About $630,000 of the decrease was in Master punches and racks and computer peripherals and desktop accessories with the other $233,000 being in Martin Yale folding machines and forms handling equipment. The folding machine units were virtually flat, but the revenues were down about 5% due to the introduction of new lower priced models. The move of Martin Yale's Los Angeles, California manufacturing operations to Tijuana, Mexico was completed in the first quarter. The relocation of West Coast distribution to Mexico will be completed in the second quarter. While Martin Yale is and will remain profitable, it is still uncertain at this time if and when orders will pick up. Martin Yale will continue to focus on cost reduction, product development and increasing revenues.

          Cost of sales was $12,334,000 in the first quarter of 2002 as compared to $12,710,000 in the first quarter of 2001, a decrease of $376,000 or 3.0%. Cost of sales as a percentage of net sales was 70.5% in the first quarter of 2002 as compared to 68.7% in the first quarter of 2001. This increase was in office and graphic arts cost of sales and was mainly due to an increase in material cost.

          Selling, general, and administrative expenses were $4,982,000 in the first quarter of 2002 as compared to $4,060,000 in the first quarter of 2001, an increase of $922,000 or 22.7%. About 65% of this increase was in salaries and compensation expenses including the cashless exercise of options for 20,000 shares of common stock by our CEO. Catalog allowances, marketing development expenses and professional services accounted for about 26% of the increase and the remaining 9% of the increase was in the project related to photo frame/desktop accessories.

          Interest expense decreased $196,000 to $121,000 in 2002 from $317,000 in 2001, a decrease of 61.8% mainly due to lower interest rates.

          The effective income tax rate for the first quarter of 2002 was 36.0% as compared to 37.5% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's net cash provided by operating activities was $4,532,000 in the first quarter of 2002 as compared to $8,825,000 in the first quarter of 2001. Most of the cash provided by operating activities was from collection of the year end accounts receivable during the first quarter. The net accounts receivable balance at the end of the year was $27,268,000 and at the end of the first quarter the net accounts receivable balance was $14,713,000. The Company's net cash used for investing activities was $6,570,000 in the first quarter of 2002 as compared to $2,307,000 in the first quarter of 2001. $1,229,000 of the cash used in 2002 was for the purchase of certain assets of Steve Mizerak Inc. and $4,840,000 of the cash used in 2002 was for the purchase of all assets relating to The Step(R) product line. The Company's net cash provided by financing activities was $1,920,000 in the first quarter of 2002 as compared to net cash used of $7,317,000 in the first quarter of 2001. The net cash provided by financing activities was from an increase in long term debt.

          The Company's short term working capital requirements are funded by cash flow and a $30,000,000 revolving line of credit used to finance the purchase of trade receivables by the Company's Swiss subsidiary from the Company's manufacturing subsidiaries. This revolving line of credit has a scheduled maturity date of May 13, 2002, which date can be extended upon the agreement of the parties. The Company utilizes a borrowing base formula which defines and identifies eligible accounts receivable in order to calculate the maximum amount that could be borrowed under this revolving line of credit. At March 23, 2002, the maximum amount that could be drawn under this line of credit was $11,614,218 of which $1,276,920 was used.

          The Company's long term financing requirements are currently funded by a $25,000,000 revolving term loan which expires March 31, 2005. Under the terms of the credit agreement the maximum borrowing available to the Company under this revolving term loan is reduced by $5,000,000 on March 31 of each year until the line expires. As of April 1, 2002, the maximum amount available under this revolving term loan was $20,000,000 of which $16,750,000 was used. The Company uses this revolving term loan from time to time to finance acquisitions, stock buy backs and other material obligations that may arise. The Company believes that future long term funding for acquisitions, stock buy backs or other material obligations deemed appropriate by the Company's Board of Directors is available from similar credit vehicles and/or other financial institutions.

ACCOUNTING STANDARDS

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill. Additionally, it requires the Company to evaluate its existing intangible assets and goodwill and to make any necessary reclassifications in order to conform with the new separation requirements at the date of adoption. Goodwill and intangible assets determined to have indefinite useful lives that are acquired in a business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 29, 2001. With the exception of the immediate requirement to use the purchase method of accounting for all future business combinations completed after June 30, 2001, the Company was required to adopt the provision of SFAS No. 141 on December 30, 2001, which it did.

          In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that goodwill no longer be amortized but instead be tested for impairment at least annually, and that intangible assets other than goodwill should be amortized over their useful lives. The Company was required to adopt the provisions on December 30, 2001. Upon adoption, the Company was required to reassess the useful lives and residual values of all intangible assets and make any necessary amortization period adjustments by March 31, 2002. There were no such adjustments required or made upon the adoption of SFAS No. 142.

          The goodwill amortization in 2001 was $862,045 and under the new Accounting Standards will be zero in 2002 and thereafter, unless there is impairment. We will have additional amortization for intangibles in 2002 resulting from The Step(R) acquisition. The Step(R) patent/license is being amortized over the remaining life of nine years. That will add about $535,000 additional amortization for intangibles in 2002 and yearly thereafter until fully amortized.

FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks, include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, Escalade's ability to successfully integrate the operations of acquired assets and businesses, new product development, the continuation and development of key customer and supplier relationships, Escalade's ability to control costs, general economic conditions, fluctuations in operating results, changes in the securities markets and other risks detailed from time to time in Escalade's filings with the Securities and Exchange Commission. Escalade's future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to update these forward- looking statements after the date of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          None.


PART II.  OTHER INFORMATION

          There were no reports on Form 8-K filed for the three months ended March 23, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ESCALADE, INCORPORATED



Date:     April 12, 2002                  C. W. (Bill) Reed
          --------------                  ----------------------------
                                          C. W. (Bill) Reed
                                          President and Chief Executive Officer



Date:     April 12, 2002                  John R. Wilson
          --------------                  ----------------------------
                                          John R. Wilson
                                          Vice President and
                                          Chief Financial Officer