Form 10-Q
period 2002-07-13
ESCALADE INC
filed 2002-08-02
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended July 13, 2002
                          Commission File Number 0-6966


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


         The number of shares of Registrant's common stock (no par value) outstanding as of July 29, 2002: 6,508,706


                                            INDEX

                                                                                                          Page No.

Part I.           Financial Information:

Item 1 -          Financial Statements:

                  Consolidated Condensed Balance Sheets (Unaudited)
                  July 13, 2002, July 14, 2001, and
                  December 29, 2001                                                                         3

                  Consolidated Condensed Statements of Income (Unaudited)
                  Three Months and Six Months Ended
                  July 13, 2002 and July 14,2001
                                                                                                            4

                  Consolidated Condensed Statements of Comprehensive
                  Income (Unaudited)
                  Three Months and Six Months Ended
                  July 13, 2002 and July 14, 2001                                                           4

                  Consolidated Condensed Statements of Cash Flows (Unaudited)
                  Six Months Ended July 13, 2002 and July 14, 2001                                          5

                  Notes to Consolidated Condensed Financial Statements                                     6-9

Item 2 -          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations:                                                     12

Item 3 -          Quantitative and Qualitative Disclosures About
                  Market Risk                                                                              13


Part II.          Other Information                                                                        13

Item 4 -          Submission of matters to a Vote of Securities Holders                                    13

Item 5 -          Other Information                                                                        13

Item 6 -          Exhibits and Reports on Form 8-K                                                         13

                  Signatures                                                                               14


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in Thousands)


                                             July 13,       July 14,       December 29,
                                             2002           2001           2001
ASSETS                                       ------------------------------------------
Current assets:
   Cash and cash equivalents                 $  1,002       $    377       $    920
   Receivables, less allowances of
      $596, $770 and $514                      22,436         18,148         27,268
   Inventories                                 27,456         22,952         17,293
   Prepaid expense                                583            223            164
   Deferred income tax benefit                    902            824            902
                                             --------       --------       --------
TOTAL CURRENT ASSETS                           52,379         42,524         46,547

Property, plant, and equipment                 35,208         34,270         33,985
   Accum. depr. and amortization              (25,191)       (25,139)       (23,779)
                                             --------       --------       --------
                                               10,017          9,131         10,206

Goodwill                                       13,351         10,369         12,761
Other assets                                   12,323          6,157          6,597
                                             --------       --------       --------
                                             $ 88,070       $ 68,181       $ 76,111
                                             ========       ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - bank                      $  8,565       $  7,337       $  9,770
   Current portion of long-term debt            3,317          2,567            167
   Trade accounts payable                       6,976          5,514          2,606
   Accrued liabilities                         10,886          9,682         18,748
   Federal income tax payable                   1,467            612          1,682
                                             --------       --------       --------
TOTAL CURRENT LIABILITIES                      31,211         25,712         32,973

Other Liabilities:
   Long-term debt                              18,200         15,667          7,467
   Deferred compensation                        1,316          1,251          1,275
                                             --------       --------       --------
                                               19,516         16,918          8,742
Stockholders' equity:
   Preferred stock:
      Authorized 1,000,000 shares;
      no par value, none issued
   Common stock:
      Authorized 10,000,000 shares;
         no par value,Issued and
         outstanding - 6,508,706,
         2,139,694, and 6,424,092 at
         7-13-02, 7-14-01, and 12-29-01         6,509          2,140          6,424
   Retained earnings                           30,787         23,180         27,847
   Accumulated other comprehensive
      income                                       47            231            125
                                             --------       --------       --------
                                               37,343         25,551         34,396
                                             --------       --------       --------
                                             $ 88,070       $ 68,181       $ 76,111
                                             ========       ========       ========

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                       Three Months Ended             Six Months Ended
                                       July 13,       July 14,      July 13,       July 14,
                                       2002           2001          2002           2001
                                       ----------------------------------------------------

Net sales                              $ 32,202       $ 27,759      $ 49,707       $ 46,255

Costs, expenses and other income:

   Cost of products sold                 21,579         18,799        33,913         31,509
   Selling, administrative and
      general expenses                    6,635          5,646        11,617          9,706
   Interest                                 246            406           367            723
   Amortization of goodwill                --              303          --              530
   Other (income) expense                  (326)            50          (151)           217
                                       --------       --------      --------       --------
                                         28,134         25,204        45,746         42,685

INCOME BEFORE INCOME TAXES                4,068          2,555         3,961          3,570


Provision for income taxes                1,465            977         1,426          1,358
                                       --------       --------      --------       --------

NET INCOME                             $  2,603       $  1,578      $  2,535       $  2,212
                                       ========       ========      ========       ========


Per share data:

   Basic earnings per share            $    .40       $    .24      $    .39       $    .34

   Diluted earnings per share          $    .40       $    .24      $    .39       $    .34



CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

NET INCOME                             $  2,603       $  1,578      $  2,535       $  2,212

UNREALIZED GAIN (LOSS) ON
   SECURITIES, NET OF TAX                  (161)            59           (78)            34
                                       --------       --------      --------       --------
COMPREHENSIVE INCOME                   $  2,442       $  1,637      $  2,457       $  2,246
                                       ========       ========      ========       ========

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)


                                                        Six Months Ended

                                                July 13,2002    July 14,2001
Operating Activities:                           ----------------------------

   Net Income                                       $  2,535       $  2,212

   Depreciation and amortization                       2,111          1,936

   Adjustments necessary to reconcile
      net income to net cash
      used by operating activities                    (8,095)          (664)
                                                    --------       --------

   Net cash provided (used) by operating
         activities                                   (3,449)         3,484
                                                    --------       --------

Investing Activities:

   Purchase of property and equipment                 (1,079)        (1,237)
   Purchase of certain assets of
      Murrey and Sons                                 (2,489)          --
   Purchase of certain assets of
      Steve Mizerak, Inc.                             (1,229)          --
   Purchase of all assets relating to
      The Step(R)product line                         (4,840)          --
   Purchase of certain assets of Accudart               --           (1,966)
                                                    --------       --------

   Net cash used by investing activities              (9,637)        (3,203)
                                                    --------       --------

Financing Activities:

   Net decrease in notes payable- bank                (1,205)        (5,930)
   Net increase in long-term debt                     13,883          5,534
   Proceeds from exercise of stock options               490            150
   Purchase of common stock                             --             (805)
                                                    --------       --------

   Net cash provided (used) by financing
      activities                                      13,168         (1,051)
                                                    --------       --------

Increase (decrease) in cash and cash
   equivalents                                            82           (770)

Cash and cash equivalents, beginning of period           920          1,147
                                                    --------       --------

Cash and cash equivalents, end of period            $  1,002       $    377
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

Note B - Seasonal Aspects
-------------------------

         The results of operations for the six month periods ended July 13, 2002 and July 14, 2001 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                                       7-13-02      7-14-01      12-29-01
                                       -------      -------      --------
Raw Materials                          $ 9,417      $ 6,723      $ 4,469
Work In Process                          5,702        4,675        4,110
Finished Goods                          12,337       11,554        8,714
                                       -------      -------      -------
                                       $27,456      $22,952      $17,293
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

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



Note E - Earnings Per Share
-----------------------------
Earnings per share (EPS) were computed as follows:


                                                                        Three Months Ended
                                                                           July 13, 2002
                                                     ------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                     --------               ---------            ----------

Net Income                                            $2,603
                                                     -------
Basic Earnings per Share
   Income available to common
      stockholders                                     2,603                  6,495                    $.40
                                                                                                     =======
Effect of Dilutive Securities
   Stock options                                                                 83

                                                     -------                 -------
Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                                    $ 2,603                  6,578                    $.40
                                                     =======                 =======                 =======



                                                                      Three Months Ended
                                                                         July 14, 2001
                                                     ------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                     --------               ---------            ----------

Net Income                                           $ 1,578
                                                     -------
Basic Earnings per Share
   Income available to common
      stockholders                                     1,578                  6,447                   $.24
                                                                                                     =======
Effect of Dilutive Securities
   Stock options                                                                 48
                                                     -------                 -------

Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                                    $ 1,578                  6,495                   $.24
                                                     =======                 =======                 =======


ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



Note E - Earnings Per Share
-----------------------------
Earnings per share (EPS) were computed as follows:



                                                                     Six Months Ended
                                                                       July 13, 2002
                                                    -----------------------------------------------------
                                                                          Weighted
                                                                           Average              Per Share
                                                    Income                 Shares                 Amount
                                                    -------              ---------             ----------

Net Income                                           $ 2,535
                                                     -------
Basic Earnings per Share
   Income available to common
      stockholders                                     2,535                   6,467                   $ .39
                                                                                                     =======
Effect of Dilutive Securities
   Stock options                                                                  83
                                                     -------                --------
Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                                    $ 2,535                   6,550                   $ .39
                                                     =======                ========                 =======



                                                                       Six Months Ended
                                                                         July 14, 2001
                                                     ------------------------------------------------------
                                                                           Weighted
                                                                            Average               Per Share
                                                      Income                 Shares                Amount
                                                      -------               ---------            ----------

Net Income                                           $ 2,212
                                                     -------
Basic Earnings per Share
   Income available to common
      stockholders                                     2,212                  6,468                    $.34
                                                                                                     =======
Effect of Dilutive Securities
   Stock options                                                                 51
                                                     -------                 -------

Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                                    $ 2,212                  6,519                    $.34
                                                     =======                 =======                 =======


ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



Note F - Segment Information
-----------------------------


                                             As of and for the Six Months Ended
                                                        July 13, 2002
                                      -----------------------------------------------
                                                  Office and
                                      Sporting     Graphic
                                        Goods        Arts       Corporate      Total
                                      --------    ----------    ---------     -------
Revenues from external customers      $33,941      $15,766      $  --         $49,707

Net Income                              1,023        1,795         (283)        2,535

Assets                                $60,267      $21,497      $ 6,306       $88,070





                                             As of and for the Six Months Ended
                                                        July 14, 2001
                                      -----------------------------------------------
                                                  Office and
                                      Sporting     Graphic
                                        Goods        Arts       Corporate      Total
                                      --------    ----------    ---------     -------
Revenues from external customers      $29,422      $16,833      $  --         $46,255

Net Income                                562        1,731          (81)        2,212

Assets                                $41,944      $21,674      $ 4,563       $68,181


ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                  AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

SECOND QUARTER COMPARISON 2002 vs. 2001


          The second quarter was a good quarter with net sales increasing $4,443,000 from $27,759,000 to $32,202,000 or 16.0%. Net income increased
$1,025,000 from $1,578,000 to $2,603,000 or 65.0%. Earnings per share increased
66.7% from 24(cent) per share to 40(cent) per share. During the quarter, Escalade Sports acquired certain assets of Murrey and Sons. The assets acquired were related to the manufacture and distribution of Murrey's premium indoor and outdoor billiard and soccer tables. Martin Yale is continuing to evaluate the opportunity to exclusively market a unique patented line of photo frame/desktop accessories with a pop out front matte and high quality finish. During the second quarter, $232,000 was expensed on this project. If the evaluation continues until year- end, the project may require up to $1,000,000 of total expenses, at which time a final decision will have been made. Also in the second quarter, Martin Yale completed the sale of one of the buildings in Los Angeles, which resulted in a pre-tax gain of $423,000.

          Escalade Sports had an increase in net sales of $4,647,000 from $18,688,000 to $23,335,000 or 24.9%. This increase in net sales is due to increased volume in the table tennis, game room and fitness product lines. Escalade Sports will continue to work on integrating recent acquisitions into its operations and concentrate on improving product margins by cost reduction.

          Martin Yale had a decrease in net sales of $204,000 from $9,071,000 to $8,867,000 or 2.2%. The incoming order rate continues to be slow which the Company believes is the result of the overall slowdown in the US economy. Martin Yale completed the relocation of West Coast distribution to Mexico in the second quarter.

          Cost of sales as a percentage of net sales was 67.0% in the second quarter of 2002 as compared to 67.7% in the second quarter of 2001. This decrease is due to lower factory expense in sporting goods as a percentage of net sales.

          Selling, general, and administrative expenses were $6,635,000 in the second quarter of 2002 or 20.6% of net sales as compared to $5,646,000 or 20.3% in the second quarter of 2001. This increase as a percentage of net sales was up slightly due to the costs associated with Martin Yale's evaluation of the new photo frame/desktop accessories product line.

          Interest expense in 2002 was $246,000 as compared to $406,000 in 2001, a decrease of 39.4%. This decrease was due mainly to lower interest rates.

          Other income for the quarter was $326,000 as compared to other expense last year of $50,000. This difference is due to the gain on sale of one of the buildings in Los Angeles.

FIRST HALF COMPARISON 2002 VS. 2001

          First half net sales were up $3,452,000 from $46,255,000 to $49,707,000 or 7.5%. First half net income was up $323,000 from $2,212,000 to
$2,535,000 or 14.6%. Earnings per share increased 14.7% from 34(cent) to $39(cent). Martin Yale expects to sell its other building in Los Angeles in the third quarter. That sale should also have a gain similar to the one sold in the second quarter. Escalade Sports is still expecting a strong second half.

          Escalade Sports net sales increased $4,519,000 from $29,422,000 to $33,941,000 or 15.4%. The net sales increase is mainly in table tennis (36%) and fitness (64%). The fitness product line was just acquired in September 2001.

ESCALADE, INCORPORATED AND SUBSIDIARIES

RESULTS OF OPERATIONS CONTINUED


          Martin Yale net sales decreased $1,067,000 from $16,833,000 to $15,766,000 or 6.3%. The company believes that the overall slowdown in the US economy continues to adversely impact incoming orders for Martin Yale product. Martin Yale is continuing to explore acquisition possibilities.

          Cost of sales as a percentage of net sales was 68.2% in the first half of 2002 as compared to 68.1% in the first half of 2001. This percentage is similar in both years.

          Selling, general, and administrative expenses were $11,617,000 in the first half of 2002 or 23.4% of net sales as compared to $9,706,000 or 21.0% in the first half of 2001. Selling general and administrative expenses are up as a percentage of net sales due to increased compensation expenses, higher marketing development and catalog costs, and the expenses related to the project regarding a potential new Martin Yale product line.

          Interest expense was $367,000 in the first half of 2002 as compared to $723,000 in the first half of 2001, a decrease of $356,000 or 49.2%. This decrease was mainly due to lower interest rates.

          Other income for the first half was $151,000 this year as compared to other expense last year of $217,000. This difference is due mainly to the gain on sale of one of the Los Angeles buildings.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's net cash used by operating activities was $3,449,000 in the first half of 2002 as compared to net cash provided of $3,484,000 in the first half of 2001. Most of the cash used by operating activities was for the build up of inventory. Inventories at the end of the first half of 2002 were $27,456,000 as compared to $22,952,000 at the end of the first half of 2001, an increase of $4,504,000. The Company's net cash used for investing activities was $9,637,000 in the first half of 2002 as compared to $3,203,000 in the first half of 2001. The cash used in the first half of 2002 included $8,558,000 for acquisitions. The Company's net cash provided by financing activities was $13,168,000 in the first half of 2002 as compared to net cash used of $1,051,000 in the first half of 2001. The net cash provided was primarily from long term debt to finance acquisitions.

          The Company's short term working capital requirements are funded by cash flow and a revolving line of credit used to finance the purchase of trade receivables by the Company's Swiss subsidiary from the Company's manufacturing subsidiaries. The Company utilizes a Borrowing Base formula which defines and identifies eligible accounts receivables in order to calculate the maximum amount that could be borrowed under this revolving line of credit. At the end of the second quarter, the maximum amount that could be drawn under this line of credit was $16,397,086 of which $8,564,868 was used.

          This short term revolving line of credit has been extended until July 15, 2003 with various levels of credit available. The line of credit is $20,000,000 from June through August, $30,000,000 from September through December, $20,000,000 in January, and $10,000,000 from February through May.

          The Company's long term financing requirements are currently funded by a $25,000,000 revolving term loan which expires March 31, 2005. Under the terms of the credit agreement the maximum borrowing available to the Company under this revolving term loan is reduced by $5,000,000 on March 31 of each year until the line expires. As of the end of the quarter, the maximum amount available was $20,000,000 of which $18,150,000 was used. The Company uses this revolving term loan from time to time to finance acquisitions, stock buy backs and other material obligations that may arise. The Company believes that future long term funding for acquisitions, stock buy backs or other material obligations deemed appropriate by the Company's Board of Directors is available from similar credit vehicles and/or other financial institutions.

ESCALADE, INCORPORATED AND SUBSIDIARIES

RESULTS OF OPERATIONS CONTINUED


          During the second quarter, on May 28, 2002, the Company acquired certain assets of Murrey and Sons relating to the manufacture and distribution of premium indoor and outdoor billiard and soccer tables. The total cost of the acquisition was $2,489,017. The assets consisted mainly of inventory and production equipment. There was no goodwill booked for the purchase.

ACCOUNTING STANDARDS

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill. Additionally, it requires the Company to evaluate its existing intangible assets and goodwill and to make any necessary reclassifications in order to conform with the new separation requirements at the date of adoption. Goodwill and intangible assets determined to have indefinite useful lives that are acquired in a business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continue to be amortized until December 29, 2001. With the exception of the immediate requirement to use the purchase method of accounting for all future business combinations completed after June 30, 2001, the Company was required to adopt the provision of SFAS No. 141 on December 30, 2001, which it did.

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

FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks, include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, Escalade's ability to successfully integrate the operations of acquired assets and businesses, new product development, the continuation and development of key customer and supplier relationships, Escalade's ability to control costs, general economic conditions, fluctuations in operating results, changes in the securities markets and other risks detailed from time to time in Escalade's filings with the Securities and Exchange Commission. Escalade's future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to update these forward-looking statements after the date of this report.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          None.




PART II.  OTHER INFORMATION

Item 1, 2, and 3. Not Required.

Item 4. Submission of Matters to a Vote of Securities Holders.

          The annual meeting of the Registrant was held at the offices of the Company in Evansville, Indiana on April 27, 2002. Proxy materials had been circulated on March 15, 2002, proposing the election of six members to the Board of Directors for a one year term, and the appointment of BKD LLP to serve as independent auditors of the Company for the year 2002.

          The stockholders approved the election of Directors by the following vote:

                               For             Withheld
Yale A. Blanc               1,976,656             194
Robert E. Griffin           1,964,505          12,345
Blaine E. Matthews, Jr.     1,976,756              94
C. W. "Bill" Reed           1,964,505          12,345
A. Graves Williams, Jr.     1,976,756              94
Keith P. Williams           1,976,756              94

          The stockholders approved the appointment of BKD LLP to serve as independent auditors of the Company for the year 2002 with the following vote:
1,969,006 shares for, 100 shares against, and 7,744 shares abstained.

Item 5.  Not Required

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Number            Description

3.1               Articles of Incorporation of Escalade, Incorporated (1)

3.2               By-Laws of Escalade, Incorporated (1)

10.1 Third Amendment to Credit Agreement dated as of May 15, 2000 by and between Indian-Martin AG and Bank One, Indiana, National Association. Effective date of the Amendment was July 3,2002.

99.1              Chief Executive Officer Certification Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2              Chief Financial Officer Certification Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



Date:     August 2,2002                    C. W. (Bill) Reed
          --------------                   ----------------------------
                                           C. W. (Bill) Reed
                                           President and Chief Executive Officer



Date:     August 2, 2002                   John R. Wilson
          --------------                   ----------------------------
                                           John R. Wilson
                                           Vice President and
                                           Chief Financial Officer