Form 10-Q
period 2002-10-05
ESCALADE INC
filed 2002-10-25
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended October 5, 2002
                          Commission File Number 0-6966


                             ESCALADE, INCORPORATED
                             ----------------------

             (Exact name of registrant as specified in its charter)


             Indiana                            13-2739290
            ---------                           -----------
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


         The number of shares of Registrant's common stock (no par value) outstanding as of October 23, 2002 : 6,508,706

                                      INDEX


                                                                      Page No.

Part I.    Financial Information:

Item 1 -   Financial Statements:

           Consolidated Condensed Balance Sheets (Unaudited)
           October 5, 2002, October 6, 2001, and
           December 29, 2001                                             3

           Consolidated Condensed Statements of Income (Unaudited)
           Three Months and Nine Months Ended
           October 5, 2002 and October 6, 2001                           4

           Consolidated Condensed Statements of Comprehensive
           Income (Unaudited)
           Three Months and Nine Months Ended
           October 5, 2002 and October 6, 2001                           4

           Consolidated Condensed Statements of Cash Flows (Unaudited)
           Nine Months Ended October 5, 2002 and October 6, 2001         5

           Notes to Consolidated Condensed Financial Statements        6 - 9

Item 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        10 - 12

Item 3 -   Quantitative and Qualitative Disclosures About
           Market Risk                                                   13

Item 4 -   Controls and Procedures                                       13

Part II.   Other Information                                             13

Item 6 -   Exhibits and Reports on Form 8-K                              13

           Signatures                                                    14

           Certificate of Chief Executive Officer                        15

           Certificate of Chief Financial Officer                        16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in Thousands)                           October 5        October 6,     December 29,
                                                    2002             2001           2001
ASSETS                                           -------------------------------------------
Current assets:
   Cash and cash equivalents                     $     475        $   2,752        $     920
   Receivables, less allowances of
         $629, $819 and $514                        40,965           41,410           27,268
   Inventories                                      30,682           27,520           17,293
   Prepaid expense                                     885              199              164
   Deferred income tax benefit                         902              824              902
                                                 ---------        ---------        ---------
TOTAL CURRENT ASSETS                                73,909           72,705           46,547

Property, plant, and equipment                      34,584           33,091           33,985
   Accum. depr. and amortization                   (25,808)         (23,100)         (23,779)
                                                 ---------        ---------        ---------
                                                     8,776            9,991           10,206

Goodwill                                            13,351           13,755           12,761
Other assets                                        14,331            6,025            6,597
                                                 ---------        ---------        ---------
                                                 $ 110,367        $ 102,476        $  76,111
                                                 =========        =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - bank                          $  22,405        $  24,640        $   9,770
   Current portion of long-term debt                 1 267              167              167
   Trade accounts payable                            8,669           10,529            2,606
   Accrued liabilities                              15,418           16,404           18,748
   Federal income tax payable                        1,705            1,744            1,682
                                                 ---------        ---------        ---------
TOTAL CURRENT LIABILITIES                           49,464           53,484           32,973

Other Liabilities:
   Long-term debt                                   18,200           18,167            7,467
   Deferred compensation                             1,315            1,273            1,275
                                                 ---------        ---------        ---------
                                                    19,515           19,440            8,742
Stockholders' equity:
   Preferred stock:
      Authorized 1,000,000 shares;
         no par value, none issued
   Common stock:
         Authorized 10,000,000 shares;
         no par value, Issued and
         outstanding - 6,508,706,
         2,140,694, and 6,424,092 at
         10-05-02, 10-06-01, and 12-29-01            6,509            2,141            6,424
   Retained earnings                                34,935           27,237           27,847
   Accumulated other comprehensive
      income (loss)                                    (56)             174              125
                                                 ---------        ---------        ---------
                                                    41,388           29,552           34,396
                                                 ---------        ---------        ---------
                                                 $ 110,367        $ 102,476        $  76,111
                                                 =========        =========        =========



See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                                   Three Months Ended                       Nine Months Ended
                                                Oct. 5,             Oct. 6,               Oct. 5,         Oct. 6,
                                                2002                2001                  2002            2001
                                                ----------------------------------------------------------------
Net sales                                       $ 51,859           $ 54,423           $101,566           $100,678

Costs, expenses and other income:
   Cost of products sold                          36,686             39,732             70,599             71,241
   Selling, administrative and
      general expenses                             8,015              7,318             19,632             17,024
   Interest                                          303                374                670              1,097
   Amortization of Goodwill                         --                  228               --                  758
   Other (income) expense                            371                286                220                503
                                                --------           --------           --------           --------
                                                  45,375             47,938             91,121             90,623
                                                --------           --------           --------           --------

INCOME BEFORE INCOME TAXES                         6,484              6,485             10,445             10,055


Provision for income taxes                         2,335              2,445              3,761              3,803
                                                --------           --------           --------           --------

NET INCOME                                      $  4,149           $  4,040           $  6,684           $  6,252
                                                ========           ========           ========           ========


Per share data:

   Basic earnings per share                     $    .64           $    .63           $   1.03           $    .97

   Diluted earnings per share                   $    .63           $    .62           $   1.02           $    .96




CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


NET INCOME                                      $  4,149           $  4,040           $  6,684           $  6,252

UNREALIZED GAIN (LOSS)
   ON SECURITIES, NET OF TAX                        (103)               (57)              (181)               (23)
                                                --------           --------           --------           --------
COMPREHENSIVE INCOME                            $  4,046           $  3,983           $  6,503           $  6,229
                                                ========           ========           ========           ========



See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)

                                                                        Nine Months Ended

                                                               Oct. 5, 2002            Oct. 6, 2001
Operating Activities:                                         -------------------------------------

   Net Income                                                    $  6,684                 $  6,252

   Depreciation and amortization                                    3,088                    2,842

   Adjustments necessary to reconcile
      net income to net cash used by
         operating activities                                     (23,145)                 (13,194)
                                                                 --------                 --------

   Net cash used by operating activities                          (13,373)                  (4,100)
                                                                 --------                 --------

Investing Activities:

   Purchase of property and equipment                              (1,343)                  (2,019)
   Equity investment in Schleicher & Co.
      International AG                                             (2,129)                    --
   Purchase of certain assets of
      Murrey and Sons                                              (4,840)                    --
   Purchase of certain assets of
      Steve Mizerak, Inc.                                          (2,489)                    --
   Purchase of all assets relating to
      The Step(R)product line                                      (1,229)                    --
   Purchase of certain assets of Accudart                            --                     (1,966)
   Purchase of certain assets of
      U.S. Weight, Inc.                                              --                     (6,679)
                                                                 --------                 --------

   Net cash used by investing activities                          (12,030)                 (10,664)
                                                                 --------                 --------

Financing Activities:

   Net increase in notes payable - bank                            12,635                   11,373
   Net increase in long-term debt                                  11,833                    5,634
   Proceeds from exercise of stock options                            490                      167
   Purchase of common stock                                          --                       (805)
                                                                 --------                 --------

   Net cash provided by financing activities                       24,958                   16,369
                                                                 --------                 --------

Increase (decrease)in cash and cash equivalents                      (445)                   1,605

Cash and cash equivalents, beginning of period                        920                    1,147
                                                                 --------                 --------

Cash and cash equivalents, end of period                         $    475                 $  2,752
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

Note B - Seasonal Aspects
-------------------------

         The results of operations for the nine month periods ended October 5, 2002 and October 5, 2001 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)
-------------------------------------------

                                     10-5-02       10-6-01      12-29-01
                                     -------       -------      --------
               Raw Materials         $ 9,036       $ 6,427      $ 4,469
               Work In Process         5,381         4,765        4,110
               Finished Goods         16,265        16,328        8,714
                                     -------       -------      -------
                                     $30,682       $27,520      $17,293
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

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Note E - Earnings Per Share
-----------------------------
Earnings per share (EPS) were computed as follows:

                                                     Three Months Ended
                                                       October 5, 2002
                                      ----------------------------------------------------
                                                           Weighted
                                                            Average             Per Share
                                        Income               Shares               Amount
                                        -------            ---------            ----------

Net Income                            $   4,149
                                      ---------
Basic Earnings per Share
   Income available to common
      stockholders                        4,149                6,509            $     .64
                                                                                =========
Effect of Dilutive Securities
   Stock options                                                  80
                                      ---------            ---------
Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                     $   4,149                6,589            $     .63
                                      =========            =========            =========

                                                     Three Months Ended
                                                       October 6, 2001
                                      ----------------------------------------------------
                                                           Weighted
                                                            Average             Per Share
                                        Income               Shares               Amount
                                        -------            ---------            ----------

Net Income                            $   4,040
                                      ---------
Basic Earnings per Share
   Income available to common
      stockholders                        4,040                6,420            $     .63
                                                                                =========
Effect of Dilutive Securities
   Stock options                                                  72
                                      ---------            ---------

Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                     $   4,040                6,492            $     .62
                                      =========            =========            =========

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Note E - Earnings Per Share
---------------------------------------
Earnings per share (EPS) were computed as follows:

                                                        Nine Months Ended
                                                         October 5, 2002
                                         ---------------------------------------------------
                                                              Weighted
                                                               Average             Per Share
                                          Income                Shares              Amount
                                         ---------            ---------            ---------

Net Income                               $   6,684
                                         ---------
Basic Earnings per Share
   Income available to common
      stockholders                           6,684                6,479            $    1.03
                                                                                   =========
Effect of Dilutive Securities
   Stock options                                                     80
                                         ---------            ---------
Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                        $   6,684                6,559            $    1.02
                                         =========            =========            =========

                                                        Nine Months Ended
                                                         October 6, 2001
                                         ----------------------------------------------------
                                                               Weighted
                                                               Average              Per Share
                                           Income               Shares                Amount
                                           -------            ---------            ----------

Net Income                               $   6,252
                                         ---------
Basic Earnings per Share
   Income available to common
      stockholders                           6,252                6,453            $     .97
                                                                                   =========
Effect of Dilutive Securities
   Stock options                                                     72
                                         ---------            ---------

Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                        $   6,252                6,525            $     .96
                                         =========            =========            =========

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Note F - Segment Information
-----------------------------

                                                 As of and for the Nine Months Ended
                                                             October 5, 2002
                                       ----------------------------------------------------------
                                                      Office and
                                       Sporting         Graphic
                                        Goods             Arts           Corporate        Total
                                       --------        ----------        ---------      ---------
Revenues from external customers       $ 78,615         $ 22,951         $   --          $101,566

Net income (loss)                         4,470            2,591             (377)          6,684

Assets                                 $ 80,133         $ 23,282         $  6,952        $110,367











                                                  As of and for the Nine Months Ended
                                                             October 6, 2001
                                       ----------------------------------------------------------
                                                     Office and
                                       Sporting        Graphic
                                         Goods           Arts            Corporate        Total
                                       --------       ----------         ---------      ---------
Revenues from external customers       $ 76,726         $ 23,952         $   --          $100,678

Net income                                3,681            2,238              333           6,252

Assets                                 $ 74,003         $ 21,648         $  6,825        $102,476



ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

             AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THIRD QUARTER COMPARISON 2002 vs. 2001

          Third quarter net sales were a little weaker than last year's third quarter net sales decreasing $2,564,000 from $54,423,000 to $51,859,000 or 4.7%.
Earnings per share increased from 63(cent) per share to 64(cent) per share. The quarter was affected by the West Coast Port closure. It is estimated that the closure negatively impacted sporting goods net sales by about $5,000,000. Escalade Sports continues to work on the integration of recent acquisitions into its operations. Martin Yale continues its evaluation of a photo frame/desktop accessories product line marketing opportunity. During the third quarter, Martin Yale expensed $212,534 on this project. Martin Yale acquired approximately 22% of the outstanding shares of Schleicher & Co. International AG during the quarter, further strengthening Martin Yale's relationship with Schleicher as an important distributor of Martin Yale products in the U.S., U.K. and France. Schleicher, a German company founded in 1956 and listed on the Frankfort and Stuttgart stock exchanges since 1989, manufactures a complete line of data shredders. Martin Yale sold the remaining real estate and building in Los Angeles during the quarter which resulted in a gain of $11,000. The total gain on the sale of all the Los Angeles property was $434,000. Martin Yale's focus is to return to continued growth through the development of new products and increased distribution.

          Escalade Sports had a decrease in net sales of $2,630,000 from $47,304,000 to $44,674,000 or 5.6%. This decrease in net sales was mainly in the game table category and was due to the West Coast Longshoreman lockout delaying the release of containers shipped from China. While this lockout has been discontinued, it is difficult to quantify what effect it might have on the fourth quarter, if any. It all depends upon how quickly the containers are released and then delivered to the customer.

          Martin Yale had a slight increase in net sales of $66,000 from $7,119,000 to $7,185,000 or .9%. Martin Yale has been experiencing a decline in sales and income due to the sharp falloff of demand in office products related to the poor economic environment, customer inventory reduction and customer distribution center consolidation. There was some pickup in shipments towards the end of the quarter.

          Cost of sales as a percentage of net sales was 70.7% in the third quarter of 2002 as compared to 73.0% last year. This decrease in cost of sales percentage of net sales was due mainly to lower production costs for Martin Yale's West Coast operations. Martin Yale transferred all of its West Coast manufacturing to Mexico during the year 2001. The Mexico operations have lower labor and overhead.

          Selling, general and administrative expenses were 15.5% of net sales in the third quarter of 2002 as compared to 13.5% of net sales last year. This increase as a percentage of net sales was mainly due to higher sales promotion and compensation expenses in both sporting goods and Martin Yale, the West Coast Port closure and the additional expense related to the photo frame/desktop accessories product line evaluation by Martin Yale.

          Interest expense in 2002 was $303,000 as compared to $374,000 last year, a decrease of $71,000 or 19.0%. This decrease was due to lower interest rates.


NINE MONTHS COMPARISON 2002 VS. 2001

          Net sales were up $888,000 from $100,678,000 to $101,566,000 in the first nine months of 2002 as compared to last year, an increase of .9%. Net income was up $432,000 from $6,252,000 to $6,684,000 or 6.9% and earnings per share increased 6.2% from 97(cent) to $1.03.

ESCALADE, INCORPORATED AND SUBSIDIARIES

RESULTS OF OPERATIONS CONTINUED

          Escalade Sports net sales were up $1,889,000 from $76,726,000 to $78,615,000 or 2.5% over last year. Sales of fitness product from recent acquisitions were up about $4,500,000 which was offset by a decrease in the game table category of about $2,600,000 due to the West Coast Port closure.

          Martin Yale net sales were down $1,001,000 from $23,952,000 to $22,951,000 or 4.2% from last year. Martin Yale has been experiencing a decline in sales and income due to the sharp falloff of demand in office products related to the poor economic environment, customer inventory reduction and customer distribution center consolidation. There was some pickup toward the end of the quarter in shipments. It remains to be seen if these increases will continue into the fourth quarter.

          Cost of sales as a percentage of net sales was 69.5% in 2002 as compared to 70.8% in 2001. This decrease in cost of sales percentage of net sales was due mainly to reduced labor and overhead expenses at Martin Yale's West Coast operations in Mexico.

          Selling, general and administrative expenses as a percentage of net sales were 19.3% as compared to 16.9% last year. The increase in these expenses as a percentage of net sales was mainly due to increased compensation expenses, higher sales promotion expenses, the West Coast Port closure and the additional expense related to the photoframe/desktop accessories product line evaluation by Martin Yale.

          Interest expense was $670,000 in 2002 as compared to $1,097,000 last year a decrease of $427,000 or 38.9%. This decrease was due to lower interest rates.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's net cash used by operating activities was $13,373,000 during the first nine months of 2002. Inventories are up $13,389,000 and accounts receivable are up $13,697,000 from the end of the year. Receivables are up due to the third quarter sales and inventories are up due to acquisitions and in preparation for fourth quarter shipments. The Company's net cash used by investing activities was $12,030,000 during the first nine months of 2002. This included $8,558,000 for acquisitions.

          The Company's short term working capital requirements are funded by cash flow and a revolving line of credit used to finance the purchase of trade receivables by the Company's Swiss subsidiary from the Company's manufacturing subsidiaries. The Company utilizes a Borrowing Base formula which defines and identifies eligible accounts receivables in order to calculate the maximum amount that could be borrowed under this revolving line of credit. At the end of the third quarter, the maximum amount that could be drawn under this line of credit was $30,000,000 of which $22,404,569 was used. This short term revolving line of credit has been extended until July 15, 2003 with various levels of credit available. The line of credit is $20,000,000 from June through August, $30,000,000 from September through December, $20,000,000 in January, and $10,000,000 from February through May.

          The Company's long term financing requirements are currently funded by a $25,000,000 revolving term loan which expires March 31, 2005. Under the terms of the credit agreement the maximum borrowing available to the Company under this revolving term loan is reduced by $5,000,000 on March 31 of each year until the line expires. As of the end of the quarter, the maximum amount available was $20,000,000 of which $16,100,000 was used. The Company uses this revolving term loan from time to time to finance acquisitions, stock buy backs and other material obligations that may arise. The Company believes that future long term funding for acquisitions, stock buy backs or other material obligations deemed appropriate by the Company's Board of Directors is available from similar credit vehicles and/or other financial institutions.

          During the third quarter the company made an investment in Schleicher & Co. International AG by purchasing approximately 22% of its stock.

ESCALADE, INCORPORATED AND SUBSIDIARIES

RESULTS OF OPERATIONS CONTINUED

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

ESCALADE, INCORPORATED AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          None.


ITEM 4.  CONTROLS AND PROCEDURES

          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investment in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

          Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

          There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.


PART II.  OTHER INFORMATION

Item 1, 2, 3, 4, and 5. Not required.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Number          Description

10.1 First Amendment to Amended and Restated Credit Agreement between Escalade, Incorporated and Bank One, Indiana, National Association. Effective date of the Amendment was August 29, 2002.

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

                                       ESCALADE, INCORPORATED

Date:     October 25, 2002             /s/ C. W. (Bill) Reed
          ----------------             ---------------------
                                       C. W. (Bill) Reed
                                       President and
                                       Chief Executive Officer


Date:     October 25, 2002             /s/ John R. Wilson
          ----------------             ----------------------------
                                       John R. Wilson
                                       Vice President and
                                       Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, C. W. (Bill) Reed, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Escalade, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2002                               /s/ C. W. (Bill) Reed
                                                     Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John R. Wilson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Escalade, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2002                               /s/ John R. Wilson
                                                     Chief Financial Officer