Form 10-K
period 2002-12-28
ESCALADE INC
filed 2003-03-14
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002
                          COMMISSION FILE NUMBER 0-6966

                             ESCALADE, INCORPORATED
             (Exact name of registrant as specified in its charter)

             Indiana                                   13-2739290
   (State of incorporation)                             (IRS EIN)

                  817 Maxwell Avenue, Evansville, Indiana 47711
                     (Address of principal executive office)

                                 (812) 467-1200
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act
                           Common Stock, No Par Value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. yes |X| no | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______________________________________________

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act). yes |X| no | |

Aggregate market value of voting stock held by nonaffiliates of the registrant as of July 12, 2002: $89,686,908

The number of shares of Registrant's common stock (no par value) outstanding as of February 28, 2003: 6,509,006

Documents Incorporated by Reference

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 26, 2003 are incorporated by reference into Part III of this Report.

Index to Exhibits is found on page 16.

                    ESCALADE, INCORPORATED AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I

   Item 1.    Business                                                                   1

   Item 2.    Properties                                                                 6

   Item 3.    Legal Proceedings                                                          7

   Item 4.    Submission of Matters to a Vote of Security Holders                        7

PART II

   Item 5.    Market for the Registrant's Common Equity  and Related
                 Stockholder Matters                                                     7

   Item 6.    Selected Financial Data                                                    8

   Item 7.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                               8

   Item 7. A. Quantitative and Qualitative Disclosures About Market Risk                14

   Item 8.    Financial Statements and Supplementary Data                               14

   Item 9.    Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                               14

PART III

   Item 10.   Directors and Executive Officers of the Registrant                        14

   Item 11.   Executive Compensation                                                    14

   Item 12.   Security Ownership of Certain Beneficial Owners and Management            15

   Item 13.   Certain Relationships and Related Transactions                            15

   Item 14.   Controls and Procedures                                                   15

PART IV

   Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K          16

                                     PART I

ITEM 1--BUSINESS

GENERAL

Escalade, Incorporated (Escalade or Company) is a diversified company engaged in the manufacture and sale of sporting goods and fitness products and office and graphic arts products. Escalade and its predecessors have produced sporting goods and fitness products for over 75 years and have produced office and graphic arts products for over 65 years.

Escalade is the successor to The Williams Manufacturing Company, an Ohio-based manufacturer and retailer of women's and children's footwear formed in 1922. Through a series of acquisitions commencing in the 1970's, the Company has diversified its business. The Company currently manufactures sporting goods and fitness products in Evansville, Indiana, Olney, Illinois and Tijuana, Mexico and manufactures office and graphic arts products in Wabash, Indiana and Tijuana, Mexico.

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

Escalade has diversified within both the sporting goods and fitness products and office and graphic arts products industries, principally through the introduction of new product lines and acquisitions of related assets and businesses. Escalade expanded its sporting goods business in 1982 with the introduction of basketball backboards, goals and poles. In 1988, the Company acquired the business machine division assets of Swingline, Inc., further expanding the range of products offered within the office machine and equipment product lines. In 1989, the Company started limited manufacturing in Tijuana, Mexico under a shelter program known as "maquiladora". In 1990, the Company built a new manufacturing and office facility in Wabash, Indiana and consolidated the manufacturing of office and graphic arts products into the new facility. In 1994, the Company purchased certain assets of Data-Link Corporation which manufactured products to apply postage and other stamps. In 1997, the Company purchased Master Products Manufacturing Company, Inc. (Master Products), a manufacturer of paper punches and catalog rack systems. In 1999, the Company acquired certain assets of Mead Hatcher which manufactured keyboard drawers, computer storage, copyholders, media retention systems and posting trays. Also, in 1999, the Company purchased the assets of Zue Corporation which manufactured high quality basketball systems. In 2000, the Company purchased the table tennis table assets of Lifetime Products, Inc. In 2001, the Company acquired substantially all of the assets of Accudart, a leading name in darts. Also, in 2001, the Company acquired substantially all of the assets of U. S. Weight, Inc., the only U. S. manufacturer of filled vinyl weights and sets. U. S. Weight's somewhat unique manufacturing operations remained in Olney, Illinois. In 2002, the Company acquired all assets relating to The Step(R) product line from Bollinger Industries. The Step(R) is America's original aerobic step fitness system and should compliment the U. S. Weight acquisition. Also, in 2002, the Company acquired substantially all of the assets of Steve Mizerak, Inc., the rights to the Willie Mosconi name, likeness and brand for use on high-end billiard tables and equipment and certain assets of Murrey and Sons related to the manufacture and distribution of the Murrey line of premium indoor and outdoor billiard and soccer tables.

In November 2002, the Company signed a multi-year North American licensing agreement with Ironman Properties granting Escalade Sports rights to the Ironman(R) brand name for fitness products including dumbbells, weight plates, barbells, weight sets, exercise accessories, and the Irongear brand for weight benches and single and multi-station exercise machine.

In February 2003, the Company signed a multi-year billiards product endorsement agreement with Jeanette Lee, A/K/A "The Black Widow". In addition to endorsing the Murrey and Mosconi billiard brands, Escalade and Lee will jointly develop a line of "Black Widow" billiard equipment and accessories.

On December 30, 2002, the Company acquired an additional 760,500 shares and on January 30, 2003, an additional 340,000 shares of the outstanding stock of Schleicher & Co. International AG (Schleicher), a German manufacturer and distributor of paper shredders. With these acquisitions, the Company's total ownership increased to 1,807,334 shares or 63% of the outstanding shares. At December 28, 2002, the Company owned approximately 22% of Schleicher. The Company is currently engaged in a tender offer to acquire all remaining shares.

In 2000, the Company established a new subsidiary, Indian-Martin AG, a Swiss Corporation. The sole operation of Indian-Martin AG is to purchase accounts receivable from the Company's manufacturing subsidiaries on a periodic basis. Such purchases are funded by proceeds from the collection of the accounts receivable and through borrowings under a $30 million line of credit provided to Indian-Martin AG by Bank One, Indianapolis, National Association. This accounts receivable purchase program enhances the Company's cash flow and results in certain tax savings to the Company. As of December 28, 2002, Indian-Martin AG owned and held approximately $34.1 million of accounts receivable purchased from the Company's manufacturing subsidiaries.

The following table presents the percentages contributed to Escalade's net sales by each of its business segments:

FISCAL YEAR                                               2002       2001      2000
-----------                                               ----       ----      ----
Sporting goods                                              82%       80%        69%
Office and graphic arts products                            18        20         31
                                                           ---       ---        ---
Total net sales                                            100%      100%       100%
                                                           ===       ===        ===

For additional segment information, see the notes to consolidated financial statements.

SPORTING GOODS

Escalade's sporting goods and fitness products are produced by Indian, Harvard and U. S. Weight and are sold through a single consolidated sales and marketing group, Escalade Sports. Escalade manufactures and sells a variety of sporting goods such as table tennis tables and accessories, archery equipment, home pool tables and accessories, combination bumper pool and card tables, game tables, basketball backboards, goals and poles, darts, dart cabinets, vinyl weight sets and workout benches and aerobic Step products. Some of Escalade's domestic sporting goods shipments are made from National City, California, which primarily services the Company's U. S. Western marketing region, but most of such shipments are made from Evansville, Indiana, which primarily serves the rest of the United States.

Escalade produces and sells sporting goods under the Indian Archery(R), Harvard(R), Ping Pong(R), STIGA(R), Goalrilla(TM), Goaliath(R), Silverback(TM), Rhino Play(TM), Accudart(R), U. S. Weight(TM), The Step(R) and PSE(R) brand names. Many of Escalade's products are sold to Sears, Escalade's largest customer, which accounted for approximately 47% of Escalade's sporting goods items net sales in 2002. No other customer accounted for more than 10% of Escalade's sporting goods net sales in 2002.


                                      (2)

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

RELATIONSHIP WITH SEARS

The Company has supplied sporting goods to Sears for over 30 years beginning with sales of archery equipment by Indian to Sears. Sears currently purchases for resale a wide variety of Escalade's sporting goods. Sales to Sears accounted for approximately 38% in 2002, 37% in 2001 and 31% in 2000 of Escalade's consolidated sales. Even though the Company has no long-term contracts with Sears, the Company believes that sales to Sears will continue and that relations with Sears are good.

Escalade has been recognized by Sears for its outstanding service in 22 of the last 29 years. Sears has awarded Escalade the Sears "Partners in Progress Award" during those years based upon quality, service and product innovation. Sears makes this award to less than 80 suppliers each year. During this period, Sears had more than 10,000 suppliers. In 1987, Sears further recognized the Company by awarding Escalade the Sears 1986 "Source of the Year Award" in the recreation-automotive group. In 2001, in addition to the Partners in Progress Award, Escalade was awarded Hardlines Vendor of the Year and Category Vendor of the Year.

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


                                      (3)

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

The Company engaged in ongoing research and development activities for new products in each of its business segments. Escalade spent approximately $1,520,000 in 2002, $2,150,000 in 2001 and $1,700,000 in 2000 for research and development activities.

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

LICENSES, TRADEMARKS AND BRAND NAMES

Escalade Sports has an agreement and contract with Sweden Table Tennis AB for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA(R) for the United States and Canada. Escalade Sports has a non-exclusive, non-transferable license to use the trademark PSE(R) only and specifically for the purpose of applying to juvenile archery equipment and approved archery accessories retailing up to $79.99. Escalade Sports has a licensing agreement with Ironman Properties for the rights to the Ironman(R) brand name for fitness products including dumbbells, weight plates, barbells, weight sets and exercise accessories.

Escalade is the owner of several registered trademarks and brand names. For its sporting goods, the Company holds the Ping-Pong(R), Harvard(R), Accudart(R), Indian Archery(R) and Goaliath(R), registered trademarks and utilizes the Goalrilla(TM), Silverback(TM), Rhino Play(TM), U. S. Weight(TM), The Step(R), Ironman(R), Murrey(R), Mosconi(R), Mizerak(R) and PSE(R) brand names. The Company also owns the Premier(R) registered trademark for its office and graphic arts products, in addition to manufacturing such products under the Martin Yale(TM), Master Products(TM) and Mead Hatcher(TM) brand names.


                                      (4)

SEASONALITY

The backlog of unshipped orders by industry segment is shown below at the Company's 2002, 2001 and 2000 fiscal year end. All orders in backlog at year end are generally shipped during the following year. The backlog includes all orders received but not shipped. Escalade's sporting goods business is seasonal and, therefore, the backlog is subject to fluctuations. Due to the heavy Christmas season demand for the Company's sporting goods products, approximately 75% of the sporting goods sales are made in the last two quarters of the year. The office products and graphic arts products business is generally consistent and does not have significant seasonality fluctuations.

YEARS ENDED DECEMBER 28, DECEMBER 29
   AND DECEMBER 30                                    2002            2001              2000
------------------------------------                  ----            ----              ----
Orders received but not shipped
   Sporting goods                                 $3,626,800       $2,697,100        $1,566,800
   Office and graphic arts products                  640,900          398,800           558,400

EMPLOYEES

The Company employs between 650 and 765 employees, consisting of between 250 and 300 people at Indian's Evansville, Indiana facilities, between 25 and 40 at U.
S. Weight's Olney, Illinois facility, between 100 and 150 at Harvard's National City, California and Tijuana, Mexico facilities, approximately 125 employees at Martin Yale's Wabash, Indiana facilities and approximately 150 at Master Products' Tijuana, Mexico facility. The number of employees at the Company's Evansville, Indiana, Olney, Illinois, National City, California and Tijuana, Mexico sporting goods facilities increases in the last half of the year to handle the higher Christmas season demand for the Company's sporting goods products. All hourly rated employees at Evansville are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers AFL-CIO, whose contract expires April 27, 2003. Negotiations for the new contract will begin in March 2003.

Escalade believes that its employee relations are satisfactory.

SOURCES OF SUPPLIES

Raw materials for Escalade's various product lines consist of wood, particle board, slate, standard grades of steel, steel tubing, plastic, vinyl, steel cables, fiberglass and packaging. Escalade relies upon suppliers in Europe and Brazil for its requirement of billiard balls and slate utilized in the production of home pool tables and upon various Asian manufacturers for certain of its table tennis needs and other items. Escalade sources some of its game table product line in China.

The Company believes that these sources will continue to provide adequate supplies as needed. All other materials needed for the Company's various operations are available in adequate quantities from a variety of domestic and foreign sources.


                                      (5)

ITEM 2--PROPERTIES

The Company operates the following facilities:

              LOCATION                                      SIZE             LEASED OR OWNED
              --------                                      ----             ---------------
Evansville, Indiana (1)                                346,000 sq. ft.           Owned
Olney, Illinois (1)                                     40,000 sq. ft.           Leased
National City, California (1)                           51,024 sq. ft.           Leased
Tijuana, Mexico (1)                                     50,000 sq. ft.           Owned
Wabash, Indiana (2)                                    141,000 sq. ft.           Owned
Tijuana, Mexico (2)                                     84,000 sq. ft.           Leased

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

The Company also leases warehousing space next to its Evansville facility for $18,554 per month. The lease expires on October 31, 2004. The Company has one two-year renewal option followed by two five-year renewal options.

The Company leases space in Tijuana, Mexico for its office products operations for $26,240 per month. The lease expires on May 31, 2004.

The Company rents additional space in Tijuana, Mexico for its sporting goods operations for $10,000 per month. The lease expires December 31, 2005.

The Company leases space in Olney, Illinois for the production of its vinyl weight sets for $5,200 per month. The lease expires on June 1, 2003.

The Company leases space in Evansville for finished goods warehousing and shipping for $11,500 per month. The lease expires July 31, 2004. This lease was previously on a month-to-month basis.

The Company closed and sold its Los Angeles, California facilities in 2002.

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


                                      (6)

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

None.

                                     PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

The Company's common stock is traded under the symbol "ESCA" on the Nasdaq National Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the Nasdaq National Market:

PRICES                                                     HIGH              LOW
------                                                     ----              ---
  2002
   Fourth quarter ended December 28, 2002                 $20.09            $19.49
   Third quarter ended October 5, 2002                     19.85             19.16
   Second quarter ended July 13, 2002                      22.48             21.27
   First quarter ended March 23, 2002                      19.91             19.30
  2001
   Fourth quarter ended December 29, 2001                 $17.33            $10.34
   Third quarter ended October 6, 2001                     12.17              7.65
   Second quarter ended July 14, 2001                       7.98              7.33
   First quarter ended March 24, 2001                       8.46              6.58

The closing market price on February 28, 2003 was $14.58 per share.

On February 23, 2002, the Board of Directors declared a 3 for 1 stock split payable to stockholders of record on March 15, 2002, which was distributed on March 28, 2002. All per share amounts have been adjusted to reflect the 3 for 1 stock split.

There were approximately 250 holders of record of the Company's Common Stock at February 28, 2003. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 900.


                                      (7)

ITEM 6--SELECTED FINANCIAL DATA (In thousands, except per share data)

                                    DECEMBER 28,     December 29,     December 30,     December 25,      December 26,
AT AND FOR YEARS ENDED                 2002              2001             2000             1999              1998
----------------------              ------------     ------------     ------------     ------------      ------------
INCOME STATEMENT DATA
   Net sales
    Sporting goods                    $126,745         $118,867         $ 79,948         $ 52,767         $ 63,072
    Office and graphic
       arts products                    28,710           29,986           36,133           33,407           30,486
       Total net sales                 155,455          148,853          116,081           86,174           93,558
   Net income                           11,138           11,139            8,100            6,100            6,136
   Weighted-average shares               6,486            6,447            7,083            9,114            9,285
PER SHARE DATA
   Basic earnings per share           $   1.72         $   1.73         $   1.14         $    .67         $    .66
   Cash dividends                            0                0                0                0              .33
BALANCE SHEET DATA
   Working capital                      27,041           13,574           12,485           14,899           15,763
   Total assets                         96,788           76,111           69,476           66,850           63,489
   Short-term bank debt                 11,223            9,770           13,267           11,570           10,100
   Long-term bank debt                  16,700            6,800           12,700           10,700            6,400
   Total stockholders' equity           45,875           34,396           23,960           29,438           26,702

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

2002 was a good year for the Company. Net sales of $155,455,000 were a new high while net income of $11,138,000 and basic earnings per share of $1.72 were virtually the same as the $11,139,000 net income and $1.73 per share basic earnings for 2001 which were all time highs.

In March 2002, Escalade Sports acquired substantially all of the assets of Steve Mizerak, Inc. which included an exclusive line of billiard equipment along with the trademarks of "Steve Mizerak", Mizerak", "The Miz", and "The Miz Collection". In April 2002, Escalade Sports acquired the rights to the Willie Mosconi name, likeness and brand for use on high-end billiard tables and billiard equipment. In May 2002, Escalade Sports acquired certain assets of Murrey and Sons relating to the manufacture and distribution of Murrey's exclusive line of premium indoor and outdoor billiard and soccer tables. In November 2002, Escalade Sports signed a licensing agreement with Ironman Properties to use the Ironman(R) brand name for certain fitness products. In February 2003, the Company signed a multi-year billiards product endorsement with Jeanette Lee, A/K/A "The Black Widow". In addition to endorsing the Murrey and Mosconi billiard brands, Escalade and Lee will jointly develop a line of "Black Widow" billiard equipment and accessories. These acquisitions should complement Escalade Sports existing product lines. Escalade Sports will continue to focus on the integration of these acquisitions and the development of new products for the new brand names. Current conditions indicate that 2003 may be another growth year for sporting goods with continuing market share gains.


                                      (8)

Martin Yale's sales continued to be negatively impacted in 2002 by the overall slowdown in the U. S. economy, which adversely impacted orders for Martin Yale's products. During the year 2002, Martin Yale began a project to evaluate the opportunity to exclusively market a unique patented line of photo frame and desktop accessories with a patented "pop-out" front matte. The total expense for this project in 2002 was $873,000. The Company will continue to evaluate this product in 2003. Martin Yale sold its Los Angeles property in 2002 for a gain of $434,000. Martin Yale is currently engaged in a tender offer to acquire the remaining outstanding shares of Schleicher International AG, a German manufacturer and distributor of paper shredders. Martin Yale owned 63% of the outstanding shares at the start of the tender offer in February 2003. Martin Yale believes it can increase sales and reduce costs by focusing on the complementary strengths of each company.

In 2002, net sales increased 4.4% or $6,602,000 to $155,455,000 from
$148,853,000 in 2001.

Sporting goods net sales increased by $7,878,000, or 6.6% from $118,867,000 to $126,745,000. 90% of this increase was in new fitness and darting products from recent acquisitions. 10% was in existing product lines.

Office and graphic arts products net sales decreased by $1,276,000, or 4.3% to $28,710,000 from $29,986,000. This decrease was due mainly to the poor economic environment.

Cost of sales of $111,164,000 as a percentage of net sales was 71.5% in 2002 as compared to $106,921,000, or 71.8% in 2001. This decrease in cost of sales was in sporting goods products and was caused by slightly lower material and labor cost due to product mix.

Selling, administrative and general expenses in 2002 were $26,328,000, or 16.9% of net sales as compared to $21,850,000, or 14.7% in 2001. This increase in selling, general and administrative expense as a percentage of net sales was due to higher insurance, customer program and compensation expenses, the West Coast Port closure and the additional expense related to the photo frame/desktop accessories product line evaluation.

Interest expense in 2002 was $951,000 as compared to $1,359,000 in 2001, a decrease of $408,000, or 30.0%. This decrease in interest expense was due to lower interest rates.

The income tax provision for 2002 was $5,804,000 for an effective rate of 34.3%.

Net income for the year was $11,138,000 as compared to $11,139,000 in 2001. An increase in sporting goods net income due to acquisitions was offset by a decrease in office and graphic arts net income due to decreased sales and an increase in corporate compensation expense from the cashless exercise of stock options and higher professional fees.

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


                                      (9)

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


                                      (10)

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

The Company's net cash provided by operating activities was $3,874,512, $19,617,833 and $11,533,587 in 2002, 2001 and 2000. Inventory management provided (used) cash of $(1,003,728), $860,521 and $(3,156,221) in 2002, 2001
and 2000. Accounts receivable used cash of $6,909,173, $521,450 and $1,775,023 in 2002, 2001 and 2000.

INVESTING ACTIVITIES

The Company's net cash used by investing activities was $13,101,445, $10,649,698 and $2,266,008 in 2002, 2001 and 2000. The Company used $3,084,962, $2,738,548 and $915,667 in 2002, 2001 and 2000 to purchase property and equipment. In 2002, the Company used $11,714,747 for certain acquisitions. The Company expects that it will continue to explore additional acquisition opportunities.

FINANCING ACTIVITIES

Net cash provided (used) by financing activities in 2002, 2001 and 2000 was $11,676,516, $(9,194,635) and $(9,876,849). In 2000, the Company paid
$10,500,000 and borrowed $10,500,000 of long-term debt and also used $13,687,908 to purchase its common stock. In 2001, the Company paid $5,900,000 and borrowed $833,335 of long-term debt. In 2002, the Company borrowed $14,900,000 and paid $5,166,667 of long-term debt.

The Company's short term working capital requirements are funded by cash flow and a $30,000,000 revolving line of credit used to finance the purchase of trade receivables by the Company's Swiss subsidiary from the Company's manufacturing subsidiaries. The Company utilizes a borrowing base formula which defines and identifies eligible accounts receivable in order to calculate the maximum amount that could be borrowed under this revolving line of credit. At December 28, 2002, the maximum amount that could be drawn under this line of credit was $27,445,518 of which $11,223,317 was used.

The $30,000,000 revolving line of credit had an initial scheduled maturity date of May 14, 2001, which date can be extended upon the agreement of the parties. The maturity date has been extended until July 15, 2003. Indian-Martin AG's borrowings under this line of credit are not guaranteed by, and are without recourse to, the Company or any of the Company's subsidiaries. This line of credit replaced the Company's prior $12,000,000 short term revolving line of credit.

The Company's long-term financing requirements are currently funded by a $25,000,000 revolving term loan which expires March 31, 2006. Under the terms of the credit agreement, which was amended in October 2001, the maximum borrowing available to the Company under this revolving term loan is reduced by $5,000,000 on March 31 of each year until the line expires. The October 2001 amendment increased the amount of available borrowing from the prior maximum amount of $20,500,000. The Company uses this revolving term loan from time to time to finance acquisitions, stock buy backs and other material obligations that may arise. The Company believes that future long term funding for acquisitions, stock buy backs or other material obligations deemed appropriate by the Company's Board of Directors is available from similar credit vehicles and/or other financial institutions.

The Company declared no cash dividends during 2000, 2001 and 2002.

On February 21, 2003, the Company's Board of Directors authorized the purchase of up to $3,000,000 of its common stock on the open market or through privately negotiated transactions at prices deemed advantageous to the Company.


                                      (11)

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was issued. This statement discontinued the practice of amortizing goodwill and indefinite lived intangible assets and initiated an annual review for impairment. Impairment is to be examined more frequently if certain indicators are encountered. The Company has completed the initial and the annual goodwill impairment test required by this standard and has determined that no impairment exists. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted the amortization provisions of SFAS No. 142 effective December 30, 2001. The effect of the elimination of goodwill amortization increased net income by approximately $827,000 in 2002.

The pro forma after-tax effect of the elimination of goodwill amortization as if SFAS No. 142 had been effective in 2001 and 2000, was approximately $827,000 and $795,000, respectively.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this standard is not expected to have a material effect on the Company's Consolidated Financial Statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a probability-weighted and "primary-asset" approach to estimate cash flows in testing for impairment of a long-lived asset. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of this standard did not have a material effect on the Company's Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this standard is not expected to have a material effect on the Company's Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure--an Amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. As permitted by SFAS No. 148, the Company will continue to apply the provisions of APB Opinion No. 25, Accounting for Stock-Based Compensation, for all employee stock option grants and provide all disclosures required. In addition, the Company is awaiting further guidance and clarity that may result from current FASB stock compensation projects and will continue to evaluate any developments concerning mandated, as opposed to optional, fair-value based expense recognition.

In November 2002, the FASB issued Interpretation No. 45, (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for periods ending after December 15, 2002. The Company has product warranties that fall under the scope of FIN 45. Adoption of the requirements of FIN 45 is not expected to have a material effect on the Company's Consolidated Financial Statements.


                                      (12)

The Company provides limited warranties on certain of its products. Generally, the warranty periods range from 90 days to one year. The Company provides a seven-year warranty on the slatron bed component of its billiards tables, a ten-year warranty on the slate bed component of its billiards tables, a lifetime limited warranty on some of its paper trimmers including blades and a lifetime warranty on the structure of the pole on its Goalrilla(TM) and Goaliath(R) basketball goals. The Company records an accrued liability and expense for estimated future warranty claims based upon historical experience and management's estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and expense in the current year. A reconciliation of the liability is as follows:

YEAR ENDED DECEMBER 28                                                                      2002
----------------------                                                                      ----
Beginning balance                                                                       $1,306,600

   Changes in liability for product warranties issued                                      981,220
   Changes in estimated liability for warranties issued in prior years                     245,300
   Payments made under warranties                                                       (1,209,420)
                                                                                        ----------

Ending balance                                                                          $1,323,700
                                                                                        ==========

CRITICAL ACCOUNTING POLICIES

Allowance for doubtful accounts. The Company maintains a reserve to absorb probable losses relating to bad debts arising from uncollectible accounts receivable. The allowance for doubtful accounts is maintained at a level the Company considers to be adequate to absorb probable bad debts inherent in the accounts receivable balance and is based on ongoing assessments and evaluations of the collectibility, historical loss experience of accounts receivable and the financial status of customers with accounts receivable balances. Bad debts are charged and recoveries are credited to the reserve. Provision for bad debts are based on the Company's review of the historical loss experience and such factors, which in management's judgment, deserve consideration under existing economic conditions in estimating probable losses.

We believe the accounting estimate related to the allowance for doubtful accounts is a "critical accounting estimate" because the Company has a significant concentration of accounts receivables from five customers (66% of total accounts receivable at December 28, 2002), the economic conditions could affect the Company's customers ability to pay and changes in the estimate could have a material effect on net income. The estimate for the allowance for doubtful accounts is a critical accounting estimate for both segments.

The Company utilizes credit reporting services specializing in its business segments, participates in credit management associations pertaining to its business segments, monitors accounts closely for current financial information and performs internal risk analysis when making large credit decisions. The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for bad debts. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Based on the procedures discussed above, management is of the opinion that the reserve of $549,895 was adequate, but not excessive, to absorb estimated credit losses associated with the accounts receivable balance at December 28, 2002.

EFFECT OF INFLATION

The Company cannot accurately determine the precise effects of inflation; however, there were some increases in sales and costs due to inflation in 2002. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expense levels, improving manufacturing technologies and redesigning products to keep these costs under control.


                                      (13)

CAPITAL EXPENDITURES

As of December 28, 2002, the Company had no material commitments for capital expenditures.

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

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 26, 2003 under the captions "Certain Beneficial Owners" and "Election of Directors" and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 26, 2003 under the caption "Executive Compensation" and is incorporated herein by reference, except that the information required by Items 402(k) and
(l) of Regulation S-K which appear within such caption under the sub-headings "Compensation and Stock Option Committees", "Report of Audit Committee" and "Financial Performance" are specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.


                                      (14)

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      EQUITY COMPENSATION PLAN INFORMATION

                                                          NUMBER OF              WEIGHTED-AVERAGE
                                                   SECURITIES TO BE ISSUED        EXERCISE PRICE             NUMBER OF
                                                       UPON EXERCISE OF       OF OUTSTANDING OPTIONS,   SECURITIES REMAINING
                                                     OUTSTANDING OPTIONS,            WARRANTS           AVAILABLE FOR FUTURE
PLAN CATEGORY                                        WARRANTS AND RIGHTS            AND RIGHTS                ISSUANCE
-------------                                      -----------------------    -----------------------   --------------------
Equity compensation plans approved by security
   holders (1)                                               298,375                    9.25                     743,345
Equity compensation plans not approved by
   security holders                                                0                       0                           0
                                                             -------                                             -------
       Total                                                 298,375                                             743,345
                                                             =======                                             =======

(1) These plans are the Company's 1997 Incentive Stock Option Plan and the 1997 Director Stock Option Plan.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14--CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investment in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

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


                                      (15)

                                     PART IV

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   Documents filed as a part of this report:

      (1)   FINANCIAL STATEMENTS

                 Independent Accountants' Report

                 Consolidated financial statements of Escalade, Incorporated and subsidiaries:
                    Consolidated balance sheets--December 28, 2002 and
                         December 29, 2001
                    Consolidated statements of income--fiscal years ended
                         December 28, 2002, December 29, 2001 and
                         December 30, 2000
                    Consolidated statements of stockholders' equity--fiscal
                         years ended December 28 2002, December 29, 2001 and December 30, 2000
                    Consolidated statements of cash flows--fiscal years ended
                         December 28, 2002, December 29, 2001 and
                         December 30, 2000
                    Notes to consolidated financial statements

      (2)   FINANCIAL STATEMENT SCHEDULES

                 Independent Accountants' Report on financial statement schedule For the three-year period ended December 28, 2002:
                    Schedule II--Valuation and qualifying accounts

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

                     3.1   Articles of incorporation of Escalade, Incorporated
                                (a)

                     3.2   By-Laws of Escalade, Incorporated (a)

                     4.1   Form of Escalade, Incorporated's common stock
                                certificate (a)

                    10.1   Licensing agreement between Sweden Table Tennis AB
                                and Indian Industries, Inc. dated January 1,
                                1995 (e)

                    10.2   Amended and Restated Credit Agreement dated October
                                24, 2001 between Escalade, Incorporated and Bank One, Indiana, N.A. dated August 29, 2002 (j)

                    10.3   First Amendment to Amended and Restated Credit
                                Agreement dated October 24, 2001 between
                                Escalade, Incorporated and Bank One, Indiana, N.A. dated August 29, 2002 (l)

                    10.4   Credit Agreement dated as of May 15, 2000 by and
                                between Indian-Martin AG and Bank One, Indiana, National Association (excluding exhibits and schedules not deemed to be material) dated July 3, 2002 (h)

                    10.5   Third Amendment to Credit Agreement dated as of May
                                15, 2000 by and between Indian-Martin AG and Bank One, Indiana, National Association (excluding exhibits and schedules not deemed to be material) dated July 3, 2002 (k)

                    10.6   Revolving Note dated as of May 14, 2001 in principal
                                amount of $30,000,000 executed by Indian-Martin AG in favor of Bank One, Indiana, National Association (i)

                    10.7   Pledge Agreement dated as of May 15, 2000 by
                                Indian-Martin AG in favor of Bank One, Indiana, National Association (h)

                    10.8   Collateral Agreement and Security Agreement dated as
                                of May 15, 2000 by Indian-Martin AG in favor of Bank One, Indiana, National Association (h)


                                      (16)

                    10.9   Receivables Purchase Agreement dated as of May 15,
                                2000 between Indian-Martin AG and Indian
                                Industries, Inc. Substantially similar
                                Receivables Purchase Agreements were also entered into by each of the Registrant's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc., with Indian-Martin AG (h)

                    10.10  Services Agreement dated as of May 15, 2000 between
                                Indian-Martin AG and Indian Industries, Inc.
                                Substantially similar Services Agreements were also entered into by each of the Registrant's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc., with Indian-Martin AG (h)

                    10.11  Subordinated Promissory Note dated as of May 15, 2000 in principal amount of $5,086,501 executed by Indian Industries, Inc. in favor of Indian-Martin AG. Substantially similar Subordinated Promissory Notes were also entered into by each of the Registrant's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc., with Indian-Martin AG in the respective principal amounts of $1,343,202, $3,130,191 and $3,593,149 (h)

                    10.12  Standby and Subordination Agreement dated as of May
                                15, 2000 among Bank One, Indiana, National
                                Association, Indian-Martin AG and Indian
                                Industries, Inc. Substantially similar Standby and Subordination Agreements were also entered into by each of the Registrant's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc. with Indian-Martin AG and Bank One, Indiana, National Association
                                (h)

                    10.13  Promissory Note dated as of May 15, 2000 in principal amount of $13,153,045 executed by Escalade, Incorporated in favor of Indian-Martin AG (h)

                    10.14  Escalade Subordination Agreement dated as of May 15,
                                2000 between Escalade, Incorporated and Bank
                                One, Indiana, National Association (h)

                    10.15  Offset Waiver Agreement dated as of May 15, 2000
                                among Escalade, Incorporated and Bank One,
                                Indiana, National Association, Indian-Martin AG, Indian Industries, Inc., Harvard Sports, Inc., Martin Yale Industries, Inc. and Master Products Manufacturing Company, Inc. (h)

                    10.16  Loan Agreement dated September 1, 1998 between Martin
                                Yale Industries, Inc. and City of Wabash,
                                Indiana (g)

                    10.17  Trust Indenture between the City of Wabash, Indiana and Bank One Trust Company, NA as Trustee dated September 1, 1998 relating to the Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1998 (Martin Yale Industries, Inc. Project) (g)

                    10.18  Real Estate Sales Contract dated September 17, 1990 between Martin Yale Industries, Inc. and
                                Fritkin-Jones Design Group, Inc. (c)


                                      (17)

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                    10.19  The Harvard Sports/Indian Industries, Inc. 401(k)
                                Plan as amended and merged in 1993 (d)

                    10.20  Martin Yale Industries, Inc. 401(k) Retirement Plan
                                as amended in 1993 (d)

                    10.21  Incentive Compensation Plan for Escalade,
                                Incorporated and its subsidiaries (a)

                    10.22  Example of contributory deferred compensation
                                agreement between Escalade, Incorporated and certain management employees allowing for deferral of compensation (a)

                    10.23  1997 Director Stock Compensation and Option Plan (f)

                    10.24  1997 Incentive Stock Option Plan (f)

*************         21   Subsidiaries of the Registrant

*************         23   Consent of BKD, LLP

                    99.1   Certification of Chief Executive Officer

                    99.2   Certification of Chief Financial Officer

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

      (g) Incorporated by reference from the Company's 1998 Third Quarter Report on Form 10-Q

      (h) Incorporated by reference from the Company's 2000 Second Quarter Report on Form 10-Q

      (i) Incorporated by reference from the Company's 2001 Second Quarter Report on Form 10-Q

      (j) Incorporated by reference from the Company's 2001 Third Quarter Report on Form 10-Q

      (k) Incorporated by reference from the Company's 2002 Second Quarter Report on Form 10-Q

      (l) Incorporated by reference from the Company's 2002 Third Quarter Report on Form 10-Q

(B) No reports on Form 8-K for the fourth quarter ended December 28, 2002 were required to be filed.


                                      (18)

[LOGO OG BKD LLP]

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and Board of Directors
Escalade, Incorporated
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated and subsidiaries as of December 28, 2002 and December 29, 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Escalade, Incorporated and subsidiaries at December 28, 2002 and December 29, 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

BKD, LLP

Evansville, Indiana
January 31, 2003


                                     (F-1)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

DECEMBER 28 AND DECEMBER 29                                             2002              2001
---------------------------                                        ------------      ------------
ASSETS
   Current assets
         Cash and cash equivalents                                 $  3,369,854      $    920,271
         Receivables, less allowances of $549,895 and $513,998       34,140,951        27,267,675
         Inventories                                                 20,549,569        17,292,841
         Prepaid expenses                                               542,009           164,260
         Deferred income tax benefit                                    814,650           901,589
                                                                   ------------      ------------
                Total current assets                                 59,417,033        46,546,636

         Property, plant and equipment                                9,059,566        10,205,808
         Intangible assets                                            6,491,777         1,298,812
         Goodwill                                                    13,350,707        12,760,707
         Other assets                                                 8,469,059         5,298,567
                                                                   ------------      ------------

                                                                   $ 96,788,142      $ 76,110,530
                                                                   ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
         Notes payable--bank                                       $ 11,223,317      $  9,770,142
         Current portion of long-term debt                              166,667           166,667
         Trade accounts payable                                       2,792,945         2,605,744
         Accrued liabilities                                         17,003,936        18,748,421
         Income tax payable                                           1,189,113         1,682,089
                                                                   ------------      ------------
                Total current liabilities                            32,375,978        32,973,063
                                                                   ------------      ------------

   Other liabilities
         Long-term debt                                              17,200,001         7,466,668
         Deferred compensation                                        1,336,744         1,274,991
                                                                   ------------      ------------
                                                                     18,536,745         8,741,659
                                                                   ------------      ------------
   Stockholders' equity
         Preferred stock
              Authorized--1,000,000 shares, no par value, none issued
         Common stock
              Authorized--10,000,000 shares, no par value
              Issued and outstanding--2002--6,508,856 shares,
                2001--6,424,092 shares                                6,508,856         6,424,092
         Retained earnings                                           38,708,931        27,570,478
         Additional paid-in capital                                     681,806           276,562
         Accumulated other comprehensive income (loss)                  (24,174)          124,676
                                                                   ------------      ------------
                                                                     45,875,419        34,395,808
                                                                   ------------      ------------

                                                                   $ 96,788,142      $ 76,110,530
                                                                   ============      ============

See notes to consolidated financial statements.


                                     (F-2)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 28, DECEMBER 29
   AND DECEMBER 30                                       2002            2001              2000
------------------------------------                ------------     ------------     ------------
Net Sales                                           $155,455,346     $148,853,164     $116,081,388
                                                    ------------     ------------     ------------

Costs, Expenses and Other Income
   Cost of products sold                             111,164,265      106,921,336       79,319,747
   Selling, administrative and general expenses       26,328,342       21,849,920       20,253,094
   Amortization of goodwill                              862,045          829,675
   Interest                                              950,824        1,359,194        2,092,438
   Other expense                                          69,325          430,318          312,130
                                                    ------------     ------------     ------------
                                                     138,512,756      131,422,813      102,807,084
                                                    ------------     ------------     ------------

Income Before Income Taxes                            16,942,590       17,430,351       13,274,304

Provision for Income Taxes                             5,804,137        6,291,517        5,173,720
                                                    ------------     ------------     ------------

NET INCOME                                          $ 11,138,453     $ 11,138,834     $  8,100,584
                                                    ============     ============     ============

Per Share Data
   Basic earnings per share                         $       1.72     $       1.73     $       1.14
                                                    ============     ============     ============

   Diluted earnings per share                       $       1.66     $       1.68     $       1.14
                                                    ============     ============     ============

See notes to consolidated financial statements.


                                     (F-3)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          ACCUMULATED
                                                                                                            OTHER
                                        COMMON STOCK                                       ADDITIONAL   COMPREHENSIVE
                                   --------------------      COMPREHENSIVE   RETAINED       PAID-IN         INCOME
                                   SHARES        AMOUNT         INCOME       EARNINGS       CAPITAL         (LOSS)         TOTAL
                                   ------        ------      -------------   --------      ----------   -------------      -----
BALANCES AT DECEMBER 25, 1999    2,918,178   $  2,918,178                   $26,318,825                  $   201,001   $ 29,438,004

   Comprehensive income
     Net income                                              $ 8,100,584      8,100,584                                   8,100,584
     Unrealized losses on
       securities, net
       of tax                                                     (4,252)                                     (4,252)        (4,252)
                                                             -----------
   Comprehensive income                                      $ 8,096,332
                                                             ===========
   Exercise of stock options         1,743          1,743                                  $    15,469                       17,212
   Stock issued under the
     Director Stock Option
     Plan                            6,144          6,144                                       90,240                       96,384
   Purchase of stock              (760,203)      (760,203)                  (12,927,705)                                (13,687,908)
                                 ---------   ------------                   -----------    -----------   -----------   ------------

BALANCES AT DECEMBER 30, 2000    2,165,862      2,165,862                    21,491,704        105,709       196,749     23,960,024

   Comprehensive income
     Net income                                              $11,138,834     11,138,834                                  11,138,834
     Unrealized losses on
       securities, net
       of tax                                                    (72,073)                                    (72,073)       (72,073)
                                                             -----------
   Comprehensive income                                      $11,066,761
                                                             ===========
   Exercise of stock options        32,264         32,264                                      434,273                      466,537
   Stock issued under the
     Director Stock Option
     Plan                            6,586          6,586                                      101,534                      108,120
   Purchase of stock               (63,348)       (63,348)                     (777,332)      (364,954)                  (1,205,634)
   Stock split                   4,282,728
   Restatement of common
     stock to $1 per share                      4,282,728                    (4,282,728)
                                 ---------   ------------                   -----------    -----------   -----------   ------------

BALANCES AT DECEMBER 29, 2001    6,424,092      6,424,092                    27,570,478        276,562       124,676     34,395,808

   Comprehensive income
     Net income                                              $11,138,453     11,138,453                                  11,138,453
     Unrealized losses on
       securities, net
       of tax                                                   (148,850)                                   (148,850)      (148,850)
                                                             -----------
   Comprehensive income                                      $10,989,603
                                                             ===========
   Exercise of stock options        95,984         95,984                                      441,107                      537,091
   Stock issued under the
     Director Stock Option
     Plan                           11,426         11,426                                       68,210                       79,636
   Purchase of stock               (22,646)       (22,646)                                    (104,073)                    (126,719)
                                 ---------   ------------                   -----------    -----------   -----------   ------------

BALANCES AT DECEMBER 28, 2002    6,508,856   $  6,508,856                   $38,708,931    $   681,806   $   (24,174)  $ 45,875,419
                                 =========   ============                   ===========    ===========   ===========   ============

See notes to consolidated financial statements.


                                     (F-4)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 28, DECEMBER 29 AND DECEMBER 30                 2002              2001             2000
----------------------------------------------------             ------------      ------------      ------------
OPERATING ACTIVITIES
   Net income                                                    $ 11,138,453      $ 11,138,834      $  8,100,584
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization                                  3,797,763         3,592,622         3,178,721
     Provision for doubtful accounts                                  100,837            40,705           141,136
     Deferred income taxes                                            (14,420)         (314,460)         (285,590)
     Provision for deferred compensation                              116,753           111,866           109,972
     Deferred compensation paid                                       (55,000)          (35,000)         (187,192)
     (Gain) loss on disposals of assets                              (303,697)          134,724            25,651
     Changes in
       Accounts receivable                                         (6,974,113)         (521,450)       (1,775,023)
       Inventories                                                 (1,003,728)          860,521        (3,156,221)
       Prepaids                                                      (377,748)          (27,407)          (10,548)
       Other assets                                                  (500,328)          (48,915)          933,576
       Income tax payable                                            (492,976)         (293,263)          665,859
       Accounts payable and accrued expenses                       (1,557,284)        4,979,056         3,792,662
                                                                 ------------      ------------      ------------
         Net cash provided by operating activities                  3,874,512        19,617,833        11,533,587
                                                                 ------------      ------------      ------------

INVESTING ACTIVITIES
   Premiums paid for life insurance                                   (32,500)          (32,500)         (150,000)
   Change in cash surrender value, net of loans and premiums           46,591            36,385           267,129
   Purchase of property and equipment                              (3,084,962)       (2,738,548)         (915,667)
   Purchase of long-term investments                                  (15,000)          (59,500)          (67,470)
   Purchase of certain Lifetime Products assets                                                        (1,400,000)
   Purchase of certain additional Mead Hatcher assets                (600,000)
   Purchase of Accudart                                                              (1,966,341)
   Purchase of U. S. Weight                                                          (5,889,194)
   Purchase of certain assets of Murrey and Sons                   (2,489,000)
   Purchase of certain assets of Steve Mizerak, Inc.               (1,229,000)
   Purchase of all assets relating to The Step product line        (4,840,000)
   Proceeds from sale of property and equipment                     1,699,173
   Equity investment in Schleicher & Co. International AG          (2,556,747)
                                                                 ------------      ------------      ------------
         Net cash used by investing activities                    (13,101,445)      (10,649,698)       (2,266,008)
                                                                 ------------      ------------      ------------

FINANCING ACTIVITIES
   Net increase (decrease) in notes payable--bank                   1,453,175        (3,496,993)        3,697,463
   Proceeds from exercise of stock options                            616,727           574,657           113,596
   Reduction of long-term debt                                     (5,166,667)       (5,900,000)      (10,500,000)
   Purchase of stock                                                 (126,719)       (1,205,634)      (13,687,908)
   Proceeds from long-term debt                                    14,900,000           833,335        10,500,000
                                                                 ------------      ------------      ------------
         Net cash provided (used) by financing activities          11,676,516        (9,194,635)       (9,876,849)
                                                                 ------------      ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    2,449,583          (226,500)         (609,270)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          920,271         1,146,771         1,756,041
                                                                 ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $  3,369,854      $    920,271      $  1,146,771
                                                                 ============      ============      ============

SUPPLEMENTAL CASH FLOWS INFORMATION
   Interest paid                                                 $    952,175      $  1,480,140      $  2,067,494
   Income taxes paid, net                                           6,831,000         7,121,546         3,190,000
   Fixed assets in accounts payable                                    68,781            25,000

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries, Indian Industries, Inc., Martin Yale Industries, Inc., Harvard Sports, Inc., Master Products Manufacturing Company, Inc., Indian-Martin AG, EIM Company, Inc., SOP Services, Inc. and U. S. Weight, Inc. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due between 30 and 60 days after the issuance of the invoice. Accounts past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

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


                                     (F-6)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated useful lives used in computing depreciation are as follows:

                                                                   YEARS
                                                                   -----
Buildings                                                          20-30
Leasehold improvements                                              4-8
Machinery and equipment                                            5-15
Tooling, dies and molds                                             2-4

EMPLOYEE STOCK OPTION PLAN

At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

YEARS ENDED DECEMBER 28, DECEMBER 29 AND DECEMBER 30           2002            2001             2000
----------------------------------------------------       -----------      -----------      ----------
Net income, as reported                                    $11,138,453      $11,138,834      $8,100,584
Less: Total stock-based employee compensation cost
  determined under the fair value based method, net of
  income taxes                                                (404,424)        (208,216)       (136,940)
                                                           -----------      -----------      ----------

Pro forma net income                                       $10,734,029      $10,930,618      $7,963,644
                                                           ===========      ===========      ==========

Earnings per share
  Basic--as reported                                       $      1.72      $      1.73      $     1.14
                                                           ===========      ===========      ==========
  Basic--pro forma                                         $      1.65      $      1.70      $     1.12
                                                           ===========      ===========      ==========
  Diluted--as reported                                     $      1.66      $      1.68      $     1.14
                                                           ===========      ===========      ==========
  Diluted--pro forma                                       $      1.59      $      1.65      $     1.12
                                                           ===========      ===========      ==========

INVESTMENT IN AFFILIATE

The investment in a 22%-owned affiliate, Schleicher & Co. International AG (Schleicher) is stated at amortized cost plus equity in the affiliates' undistributed net income since acquisition. At December 28, 2002, the Company's investment in Schleicher totaled $2,595,192. This amount is included in other assets in the consolidated balance sheets.

FINANCIAL INSTRUMENTS

The carrying values of all of the Company's financial instruments approximate their fair values.


                                     (F-7)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. The research and development costs incurred during 2002, 2001 and 2000 were approximately $1,520,000, $2,150,000 and $1,700,000.

INTANGIBLE ASSETS

The Company has various intangible assets including consulting, patents, trademarks and noncompetition agreements and goodwill. Amortization is computed using the straight-line method over the following lives:

                                                                      YEARS
                                                                      -----
Consulting agreements                                                    1
Non-compete agreements                                                   5
Patents                                                                  8
Trademarks                                                              15

REVENUE RECOGNITION

Revenue from the sale of the Company's products is recognized as products are shipped to customers.

SELF INSURANCE

The Company has elected to act as a self-insurer for certain costs related to employee health and accident benefit programs. Costs resulting from non-insured losses are charged to income when incurred. The Company has purchased insurance which limits its exposure for individual claims and which limits its aggregate exposure to $1,400,000.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 financial statement presentation. These reclassifications had no effect on net earnings.


                                     (F-8)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was issued. This statement discontinued the practice of amortizing goodwill and indefinite lived intangible assets and initiated an annual review for impairment. Impairment is to be examined more frequently if certain indicators are encountered. The Company has completed the initial and the annual goodwill impairment test required by this standard and has determined that no impairment exists. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted the amortization provisions of SFAS No. 142 effective December 30, 2001. The effect of the elimination of goodwill amortization increased net income by approximately $866,000 in 2002.

The pro forma after-tax effect of the elimination of goodwill amortization as if SFAS No. 142 had been effective in 2001 and 2000, was approximately $827,000 and $795,000, respectively.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this standard is not expected to have a material effect on the Company's Consolidated Financial Statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a probability-weighted and "primary-asset" approach to estimate cash flows in testing for impairment of a long-lived asset. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of this standard did not have a material effect on the Company's Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this standard is not expected to have a material effect on the Company's Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure--an Amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. As permitted by SFAS No. 148, the Company will continue to apply the provisions of APB Opinion No. 25, Accounting for Stock-Based Compensation, for all employee stock option grants and provide all disclosures required. In addition, the Company is awaiting further guidance and clarity that may result from current FASB stock compensation projects and will continue to evaluate any developments concerning mandated, as opposed to optional, fair-value based expense recognition.


                                     (F-9)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2002, the FASB issued Interpretation No. 45, (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for periods ending after December 15, 2002. The Company has product warranties that fall under the scope of FIN 45. Adoption of the requirements of FIN 45 is not expected to have a material effect on the Company's Consolidated Financial Statements.

The Company provides limited warranties on certain of its products, for periods. Generally, the warranty periods range from 90 days to one year. The Company provides a seven-year warranty on the slatron bed component of its billiards tables, a ten-year warranty on the slate bed component of its billiards tables and a lifetime warranty on the structure of the pole on its Goalrilla(TM) and Goaliath(R) basketball goals. The Company records an accrued liability and expense for estimated future warranty claims based upon historical experience and management's estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and expense in the current year. A reconciliation of the liability is as follows:

YEAR ENDED DECEMBER 28                                                            2002
----------------------                                                        -----------
Beginning balance                                                             $ 1,306,600
   Changes in liability for product warranties issued                             981,220
   Changes in estimated liability for warranties issued in prior years            245,300
   Payments made under warranties                                              (1,209,420)
                                                                              -----------
Ending balance                                                                $ 1,323,700
                                                                              ===========

NOTE 2 -- INVENTORIES

Inventories consist of the following:

DECEMBER 28 AND DECEMBER 29                                                       2002           2001
---------------------------                                                   ------------        ------------
Finished products                                                             $ 10,263,331        $  8,713,656
Work in process                                                                  4,536,086           4,110,376
Raw materials and supplies                                                       5,750,152           4,468,809
                                                                              ------------        ------------

                                                                              $ 20,549,569        $ 17,292,841
                                                                              ============        ============

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

DECEMBER 28 AND DECEMBER 29                                                       2002                2001
---------------------------                                                   ------------        ------------
Land                                                                          $    300,705        $    712,705
Buildings and leasehold improvements                                            10,071,426          10,630,847
Machinery and equipment                                                         24,885,698          22,641,560
                                                                              ------------        ------------
         Total cost                                                             35,257,829          33,985,112
Accumulated depreciation and amortization                                      (26,198,263)        (23,779,304)
                                                                              ------------        ------------
                                                                              $  9,059,566        $ 10,205,808
                                                                              ============        ============


                                     (F-10)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- LINE OF CREDIT

The Company's directly owned subsidiary, Indian-Martin AG, has a revolving line of credit under which it will borrow funds from time to time to purchase eligible accounts receivable from Escalade's operating subsidiaries which accounts are and will be pledged to secure those borrowings. At December 28, 2002, this line of credit aggregated $30,000,000, of which $11,223,317 was borrowed. The interest rate on the line of credit is at the Bank One Indianapolis, N.A. prime rate minus 1.25% (or 3.00%). A LIBOR option is also available for the interest rate. At December 28, 2002, $5,000,000 of this line of credit was at a LIBOR option rate of 2.80%.

NOTE 5 -- ACQUIRED INTANGIBLE ASSETS AND GOODWILL

The carrying basis and accumulated amortization of recognized intangible assets were:

                                             2002                          2001
                                    -------------------------------------------------------
                                      GROSS                         GROSS
                                     CARRYING     ACCUMULATED      CARRYING     ACCUMULATED
DECEMBER 28 AND DECEMBER 29           AMOUNT      AMORTIZATION      AMOUNT     AMORTIZATION
---------------------------          --------     ------------     --------    ------------
Amortized intangible assets
   Patents                          $4,720,000     $  585,470
   Consulting agreements               810,000        660,000     $  710,000     $  510,000
   Non-compete agreements            1,700,000        880,115      1,300,000        591,744
   Trademarks                        1,508,750        121,388        423,750         33,194
                                    ----------     ----------     ----------     ----------

                                    $8,738,750     $2,246,973     $2,433,750     $1,134,938
                                    ==========     ==========     ==========     ==========

Amortization expense for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, was $1,112,035, $360,694 and $161,250, respectively.
Estimated amortization expense for each reporting segment for each of the following five years is:

                                SPORTING GOODS
                                 AND FITNESS        OFFICE AND
                                   PRODUCTS        GRAPHIC ARTS         TOTAL
                                --------------     ------------         -----
2003                              $1,037,942          $19,244        $1,057,186
2004                               1,030,250                          1,030,250
2005                                 877,942                            877,942
2006                                 802,942                            802,942
2007                                 741,275                            741,275
Thereafter                         2,021,426                          2,021,426
                                  ----------          -------        ----------

                                  $6,511,777          $19,244        $6,531,021
                                  ==========          =======        ==========


                                     (F-11)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill were:

DECEMBER 28 AND DECEMBER 29                         2002                 2001
---------------------------                     ------------        ------------
Balance as of beginning of year                 $ 12,760,707        $ 10,899,032
   Goodwill acquired during the year                 590,000           2,723,720
   Amortization                                                         (862,045)
                                                ------------        ------------

Balance as of end of year                       $ 13,350,707        $ 12,760,707
                                                ============        ============

Goodwill is allocated to the sporting goods and fitness products and office and graphic arts segments of the business. Goodwill was allocated to its segments as follows:

DECEMBER 28 AND DECEMBER 29                          2002                2001
---------------------------                       -----------        -----------
Sporting goods and fitness products               $ 7,150,791        $ 7,150,791
Office and graphic arts                             6,199,916          5,609,916
                                                  -----------        -----------

                                                  $13,350,707        $12,760,709
                                                  ===========        ===========

Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles, requires transitional disclosures regarding the change in amortization and other treatment of goodwill and intangible assets for the years ended December 29, 2001 and December 30, 2000, are as follows:

DECEMBER 29 AND DECEMBER 30                            2001              2000
---------------------------                         -----------      -----------
Reported net income                                 $11,138,834      $ 8,100,584
   Add back: Goodwill amortization, net of tax          827,195          794,825
                                                    -----------      -----------

       Adjusted net income                          $11,966,029      $ 8,895,409
                                                    ===========      ===========

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill. Additionally, it requires the Company to evaluate its existing intangible assets and goodwill and to make any necessary reclassifications in order to conform with the new separation requirements at the date of adoption. Goodwill and intangible assets determined to have indefinite useful lives that are acquired in a business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized until December 29, 2001. With the exception of the immediate requirement to use the purchase method of accounting for all future business combinations completed after June 30, 2001, the Company was required to adopt the provision of SFAS No. 141 on December 30, 2001.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized but instead be tested for impairment at least annually, and that intangible assets other than goodwill should be amortized over their useful lives. The Company adopted the provisions on December 30, 2001. The Company did not have any impairment of goodwill or intangibles assets during 2002, 2001 or 2000. The effect of adopting SFAS No. 142 was to increase 2002 net income by approximately $827,000.


                                     (F-12)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -- LONG-TERM DEBT

DECEMBER 28 AND DECEMBER 29                                                             2002               2001
---------------------------                                                         ------------       ------------
Contract payable for Accudart acquisition, due $166,667 annually beginning
   February 1, 2002 through February 1, 2006, non-interest bearing, secured by
   a stand-by letter of credit                                                      $    666,668       $    833,335
Mortgage payable (Wabash, Indiana Adjustable Rate Economic
   Development Revenue Refunding Bonds), annual installments
   are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, current rate is 1.35%, due September 2028, secured
   by plant facility, machinery and equipment, and stand-by letter of credit           2,700,000          2,700,000
Revolving term loan of $25,000,000, the amount available under this revolving term loan shall reduce by $5,000,000 annually starting March 31, 2002, balance due March 31, 2006.  At December 28, 2002, $9,000,000 of this revolving term loan had an interest rate of prime minus .75% or 3.50% and
   $5,000,000 had an interest rate of London Interbank Offered Rate (LIBOR)
   plus 1.50% or 2.9313%, unsecured                                                   14,000,000          4,100,000
                                                                                    ------------       ------------
                                                                                      17,366,668          7,633,335
Portion classified as current                                                           (166,667)          (166,667)
                                                                                    ------------       ------------

                                                                                    $ 17,200,001       $  7,466,668
                                                                                    ============       ============

Maturities of long-term indebtedness for the ensuing five years are: 2003, $166,667; 2004, $4,166,667; 2005, $5,166,667; 2006, $5,166,667 and thereafter,
$2,700,000.

The mortgages payable and term loan agreements contain certain restrictive covenants, of which the more significant include maintenance of specified net worth and maintenance of specified ranges of debt service and leverage ratios.

NOTE 7 -- INVESTMENTS

                                                                          GROSS
                                                                        UNREALIZED       APPROXIMATE
                                                         AMORTIZED         GAINS            MARKET
                                                           COST          (LOSSES)           VALUE
                                                        ----------      ----------       -----------
DECEMBER 28, 2002
   Available for sale
         Marketable equity securities (included in
           other assets)                                $1,242,706      $  (40,289)      $1,202,417
                                                        ==========      ==========       ==========
DECEMBER 29, 2001
   Available for sale
         Marketable equity securities (included in
           other assets)                                $1,257,706      $  207,793       $1,465,499
                                                        ==========      ==========       ==========


                                     (F-13)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- STOCK OPTIONS

At the Company's 1997 annual meeting, the stockholders approved two Stock Option Plans reserving 900,000 common shares for issuance under an Incentive Stock Option Plan (ISO) and 300,000 common shares for issuance under a Director Stock Option Plan (DSO). During 2002, 2001 and 2000, there were 77,100, 83,700 and 49,500 options granted under the ISO and there were 280,200, 310,762 and 264,783 options outstanding at each respective year end under this plan. During 2002, 2001 and 2000, there were 5,713, 6,207 and 9,216 options granted and 18,175, 18,585 and 24,078 options outstanding at each respective year end under the DSO.

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

                                                                    2002             2001             2000
                                                                  -------          -------           -------
Risk-free interest rates                                            4.65%            4.76%             6.26%
Dividend yields                                                        0%               0%                0%
Volatility factors of expected market price of common stock           38%              95%               45%
Weighted average expected life of the options                     5 YEARS          5 years           5 years


                                     (F-14)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option transactions are summarized as follows:

                                              2002                          2001                          2000
                                        -----------------             -----------------             -----------------
                                                    OPTION                        Option                        Option
                                        SHARES      PRICE             Shares      Price             Shares      Price
                                        ------      -----             ------      -----             ------      -----
Outstanding at beginning                           $3.29 TO                      $3.29 to                      $3.29 to
   of year                             329,347       7.19            288,861       7.00            240,699       7.00
                                                   $7.59 TO                      $5.83 to                      $4.83 to
Issued during year                      82,813       18.06            89,907       7.19             58,716       5.23
Canceled or expired                     (6,375)                      (10,571)                       (4,950)
                                                   $3.29 TO                      $3.29 to
Exercised during year                 (107,410)      7.19            (38,850)      7.00             (5,604)      $3.29
                                      ---------    --------          -------     --------          -------     --------

                                                   $4.83 TO                      $3.29 to                      $3.29 to
Outstanding at end of year             298,375       18.06           329,347       7.19            288,861       7.00
                                                                                                   =======

Exercisable at end of year             112,737                       143,805                       106,515
                                      ========                       =======                       =======

Weighted-average fair value
   of options granted during
   the year                              $6.98                         $5.36                         $2.52
                                      ========                       =======                       =======

The following table summarizes information about fixed stock options outstanding at December 28, 2002:

                            OPTIONS OUTSTANDING                                                   OPTIONS EXERCISABLE
 ----------------------------------------------------------------------------------       ----------------------------------
                         NUMBER            WEIGHTED-AVERAGE                                  NUMBER
     RANGE OF          OUTSTANDING             REMAINING           WEIGHTED-AVERAGE       EXERCISABLE       WEIGHTED-AVERAGE
 EXERCISE PRICES       AT 12/28/02         CONTRACTUAL LIFE         EXERCISE PRICE        AT 12/28/02        EXERCISE PRICE
 ---------------       -----------         ----------------        ----------------       -----------       ----------------
  $ 4.83 - $7.59         221,275               2.2 years           $ 4.83 - $7.59           112,737          $ 4.83 - $7.59
   18.06                  77,100               4.2 years            18.06                                     18.06
                         -------                                                            -------

                         298,375                                                            112,737
                         =======                                                            =======

The incentive stock options granted in 2002 and 2001 are exercisable at the rate of 25% over each of the four years beginning in 2003 and 2002.

5,713 Director Stock Options were issued during the year 2002 at an option price of $7.59 and can be exercised after April 28, 2003 with an expiration date of April 27, 2006.


                                     (F-15)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -- STOCKHOLDERS' EQUITY TRANSACTIONS

During 2000, the Company conducted a Dutch Auction self-tender offer whereby it purchased 758,312 shares of its common stock at $18.00 per share.

The Company paid no cash dividends during 2002, 2001 or 2000.

NOTE 10 -- EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

                                                                          WEIGHTED-      PER
                                                                          AVERAGE       SHARE
YEAR ENDED DECEMBER 28, 2002                             INCOME            SHARES       AMOUNT
----------------------------                             ------           ---------     ------
Net Income                                            $11,138,453
                                                      -----------
Basic Earnings per Share
   Income available to common stockholders             11,138,453        6,486,081      $1.72
                                                                                        =====
Effect of Dilutive Securities
   Stock options                                                           231,071
                                                      -----------        ---------
Diluted Earnings Per Share
     Income available to common stockholders and
       assumed conversions                            $11,138,453        6,717,152      $1.66
                                                      ===========        =========      =====

YEAR ENDED DECEMBER 29, 2001
Net Income                                            $11,138,834
                                                      -----------
Basic Earnings per Share
   Income available to common stockholders             11,138,834        6,446,706      $1.73
                                                                                        =====
Effect of Dilutive Securities
   Stock options                                                           170,904
                                                      -----------        ---------
Diluted Earnings Per Share
     Income available to common stockholders and
       assumed conversions                            $11,138,834        6,617,610      $1.68
                                                      ===========        =========      =====
YEAR ENDED DECEMBER 30, 2000
Net Income                                            $ 8,100,584
                                                      -----------
Basic Earnings per Share
   Income available to common stockholders              8,100,584        7,082,712      $1.14
                                                                                        =====
Effect of Dilutive Securities
   Stock options                                                            30,549
                                                      -----------        ---------
Diluted Earnings Per Share
     Income available to common stockholders and
       assumed conversions                            $ 8,100,584        7,113,261      $1.14
                                                      ===========        =========      =====


                                     (F-16)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -- OPERATING LEASES

The Company leases warehousing and office space at its National City, California facilities and the term of the lease is five years. The lease rate ranges from $223,736 in year one to $272,971 in year five. The Company also shares in common area expenses not to exceed 8(cent) per sq. ft. per month. The lease expires January 31, 2006.

The Company leases warehousing space next to its Evansville facility for $18,554 per month. The lease expires on October 31, 2004. The Company has one two-year renewal option followed by two five-year renewal options.

The Company leases manufacturing space in Tijuana, Mexico for its office products operations for $26,240 per month. The lease expires on May 31, 2004.

The Company leases additional space in Tijuana, Mexico for its sporting goods operations for $10,000 per month. The lease expires on December 31, 2005.

The Company leases manufacturing space in Olney, Illinois for its sporting goods operations for $5,200 per month. The lease expires on June 1, 2003.

The Company leases additional warehousing space in Evansville for its sporting goods operation for $11,500 per month. The lease expires on July 31, 2004.

At December 28, 2002, the minimum rental payments under noncancelable leases with terms of more than one year are as follows:

YEARS ENDING                                                       AMOUNT
------------                                                       ------
2003                                                             $1,049,792
2004                                                                806,158
2005                                                                392,971
2006                                                                 24,981
                                                                 ----------

                                                                 $2,273,902
                                                                 ==========

      The following schedule shows the composition of total rental expense for operating leases except those with terms of a month or less:

                                          2002              2001              2000
                                          ----              ----              ----
Rentals                                $1,133,457         $714,560          $441,601
                                       ==========         ========          ========


                                     (F-17)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -- INCOME TAXES

Provision for income taxes consists of the following:

YEARS ENDED DECEMBER 28, DECEMBER 29 AND DECEMBER 30                              2002                 2001                 2000
----------------------------------------------------                          -----------          -----------          -----------
Current
   Federal                                                                    $ 4,678,436          $ 5,383,564          $ 4,456,013
   State                                                                          459,013              549,165              855,217
   International                                                                  681,108              673,248              148,080
                                                                              -----------          -----------          -----------
                                                                                5,818,557            6,605,977            5,459,310
                                                                              -----------          -----------          -----------
Deferred
   Federal                                                                        (10,862)            (250,185)            (226,759)
   State                                                                           (3,558)             (64,275)             (58,831)
                                                                              -----------          -----------          -----------
                                                                                  (14,420)            (314,460)            (285,590)
                                                                              -----------          -----------          -----------

                                                                              $ 5,804,137          $ 6,291,517          $ 5,173,720
                                                                              ===========          ===========          ===========

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

YEARS ENDED DECEMBER 28, DECEMBER 29 AND DECEMBER 30                              2002                 2001                 2000
----------------------------------------------------                          -----------          -----------          -----------
Income tax at statutory rate                                                  $ 5,760,481          $ 5,926,319          $ 4,513,263
Increase (decrease) in income tax resulting from
   Recurring permanent differences (goodwill
     amortization, dividend exclusion, non-deductible
     officers' life insurance expense and foreign income)                         (56,790)              75,979              188,314
   State tax expense, net of federal effect                                       300,600              320,027              525,615
   International taxes                                                           (681,108)             673,248              148,080
   Foreign tax credit                                                             681,108             (673,248)            (148,080)
   Research credit                                                               (102,089)
   Other                                                                          (98,065)             (30,808)             (53,472)
                                                                              -----------          -----------          -----------

       Provision for income taxes recorded                                    $ 5,804,137          $ 6,291,517          $ 5,173,720
                                                                              ===========          ===========          ===========

At December 28, 2002, a cumulative deferred tax asset of $2,282,548 is included in current assets and other assets. At December 29, 2001, a cumulative deferred tax asset of $2,168,895 is included in current assets and other assets.


                                     (F-18)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset are as follows:

DECEMBER 28 AND DECEMBER 29                                            2002              2001
---------------------------                                        -----------       -----------
ASSETS
   Employee benefits                                               $   852,318       $   812,828
   Valuation reserves                                                  536,185           664,566
   Goodwill and intangible assets                                       64,779           216,405
   Deferred compensation                                               496,898           472,587
   Depreciation                                                        316,253            85,627
   Unrealized loss on securities available for sale                     16,115
                                                                   -----------       -----------
         Total assets                                                2,282,548         2,252,013

LIABILITIES--Unrealized gain on securities available for sale                            (83,118)
                                                                   -----------       -----------

                                                                   $ 2,282,548       $ 2,168,895
                                                                   ===========       ===========

NOTE 13 -- EMPLOYEE BENEFIT PLANS

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $461,196, $375,848 and $403,235 for 2002, 2001 and
2000.

NOTE 14 -- VOLUNTARY EMPLOYEE BENEFITS ASSOCIATION TRUST (VEBA)

The Company established a VEBA as a tax-exempt organization to provide life, medical, disability and other similar welfare benefits permitted pursuant to Internal Revenue Code Section 501(c)(9) for its employees.


                                     (F-19)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -- SEGMENT INFORMATION AND CONCENTRATIONS

YEARS ENDED DECEMBER 28, DECEMBER 29 AND DECEMBER 30                       2002              2001            2000
----------------------------------------------------                    ---------         ---------       ---------
                                                                                        (In Thousands)
Sales to unaffiliated customers
   Sporting goods                                                       $ 126,745         $ 118,867       $  79,948
   Office and graphic arts products                                        28,710            29,986          36,133
                                                                        ---------         ---------       ---------
       Total consolidated                                               $ 155,455         $ 148,853       $ 116,081
                                                                        =========         =========       =========

Segment profit
   Sporting goods                                                       $   8,400         $   6,721       $   3,520
   Office and graphic arts products                                         3,029             3,534           5,022
   Corporate                                                                 (291)              884            (442)
                                                                        ---------         ---------       ---------
       Total consolidated                                               $  11,138         $  11,139       $   8,100
                                                                        =========         =========       =========

Interest expense
   Sporting goods                                                       $     881         $   1,078       $     890
   Office and graphic arts products                                            95                84              55
   Corporate                                                                  (25)              197           1,147
                                                                        ---------         ---------       ---------
       Total consolidated                                               $     951         $   1,359       $   2,092
                                                                        =========         =========       =========

Gain (loss) on disposal of assets
   Sporting goods                                                       $    (128)        $    (135)      $     (20)
   Office and graphic arts products                                           432                                (6)
                                                                        ---------         ---------       ---------
       Total consolidated                                               $     304         $    (135)      $     (26)
                                                                        =========         =========       =========

Identifiable assets
   Sporting goods                                                       $  65,282         $  47,762       $  41,119
   Office and graphic arts products                                        25,653            22,793          22,892
   Corporate                                                                5,853             5,556           5,465
                                                                        ---------         ---------       ---------
       Total assets                                                     $  96,788         $  76,111       $  69,476
                                                                        =========         =========       =========

Depreciation and amortization
   Sporting goods                                                       $   2,746         $   2,115       $   1,715
   Office and graphic arts products                                         1,052             1,477           1,464
                                                                        ---------         ---------       ---------
       Total consolidated                                               $   3,798         $   3,592       $   3,179
                                                                        =========         =========       =========

Capital expenditures
   Sporting goods                                                       $   2,450         $   1,132       $     754
   Office and graphic arts products                                           635             1,607             187
                                                                        ---------         ---------       ---------
                                                                        $   3,085         $   2,739       $     941
                                                                        =========         =========       =========


                                     (F-20)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company operates principally in two industries, sporting goods and office and graphic arts products. The Company sells its products primarily to retailers and wholesalers located throughout the United States. Operations in the sporting goods industry consist of production and sale of table tennis tables and accessories, archery equipment, home pool tables and accessories, combination bumper pool and card tables, game tables, basketball backboards, goals and poles, darts, dart cabinets, vinyl weight sets and workout benches and aerobic Step products. Operations in the office and graphic arts products industry consist of production and sale of paper trimmers, paper folding machines, paper drills, collators, decollators, bursting machines, letter openers, paper joggers, checksigners, stamp affixers, paper punches, paper cutters, catalog rack systems, bindery carts, business card slitters, thermography machines, keyboard drawers, computer storage, copyholders, media retention systems, posting trays and related accessories.

Identifiable assets are principally those assets used in each industry. Corporate assets are principally cash and cash equivalents, deferred taxes, marketable equity securities and the cash surrender value of life insurance.

In 2002, 2001 and 2000, approximately 47% (38% of consolidated sales), 46% (37% of consolidated sales) and 45% (31% of consolidated sales) of the sporting goods were sold to Sears, Roebuck & Co. At December 28, 2002, December 29, 2001 and December 30, 2000, accounts receivable included $11,724,627, $5,839,366 and $11,323,174 due from Sears, Roebuck & Co.

Approximately 30% of the Company's labor force is covered by a collective bargaining agreement. Management acknowledges that there usually will be differences between Company offers and union demands during negotiations. However, management has no reason to expect such differences to result in protracted conflict. The current contract expires on April 27, 2003.

Raw materials for Escalade's various product lines consist of wood, particleboard, slate, standard grades of steel, steel tubing, plastic, vinyl, steel cables, fiberglass and packaging. Escalade relies upon suppliers in Europe and Brazil for its requirement of billiard balls and slate utilized in the production of home pool tables and upon various Asian manufacturers for certain of its table tennis needs and other items. Escalade sources some of its game table product line in China.

Consolidated assets include approximately $4.7 million of assets located in Mexico, which includes equipment and inventory and $34.6 million of assets located in Switzerland, which includes accounts receivable.


                                     (F-21)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 -- CERTAIN SIGNIFICANT ESTIMATES

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

      Customer allowance reserves--based on agreements for customer purchase rebates and shared advertising, and prior year's shipments.

      Inventory valuation reserves--based on estimates of costs of inventory amounts overstocked or obsolete in excess of realizable value.

NOTE 17 -- ADDITIONAL INFORMATION

DECEMBER 28 AND DECEMBER 29                                      2002             2001
---------------------------                                  -----------      -----------
Accrued Liabilities
   Employees' compensation                                   $ 5,855,979      $ 6,083,390
   Payroll taxes and taxes withheld from employees'
     compensation                                                277,611          335,376
   Taxes other than taxes on income                               93,478          375,170
   Accrued interest                                               42,231           43,582
   Customer volume discounts payable                           8,143,877        8,277,224
   Other accrued items                                         2,590,760        3,633,679
                                                             -----------      -----------

                                                             $17,003,936      $18,748,421
                                                             ===========      ===========

NOTE 18 -- DEFERRED COMPENSATION PLAN

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


                                     (F-22)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 -- COMMITMENTS AND CONTINGENCIES

At December 28, 2002, the Company has standby letters of credit issued by a bank in the amount of $666,668.

Additionally, the Company has obtained a letter of credit for the benefit of certain mortgage holders. At December 28, 2002, the balance of the letter of credit was $2,733,750. It is to be used in the event of a default in either interest or principal payments.

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

The Company has entered into various agreements whereby it is required to make royalty payments. At December 28, 2002, the Company had estimated royalty payments for each of the following five years as follows:

2003                                                                 $  405,000
2004                                                                    435,000
2005                                                                    140,000
2006                                                                    160,000
2007                                                                     60,000
                                                                     ----------

                                                                     $1,200,000
                                                                     ==========

NOTE 20 -- SUMMARY OF QUARTERLY RESULTS

                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                (UNAUDITED)
                                      MARCH 23           JULY 13          OCTOBER 5        DECEMBER 28
                                      --------           -------          ---------        -----------
2002
   Net sales                           $17,505           $32,202            $51,859           $53,889
   Gross profit                          5,171            10,623             15,173            13,324
   Net income                              (68)            2,603              4,149             4,454
   Basic earnings per share               (.01)              .40                .64               .68

2001                                      (.01)
   Net sales                           $18,496           $27,759            $54,423           $48,175
   Gross profit                          5,786             8,960             14,691            12,495
   Net income                              634             1,578              4,040             4,887
   Basic earnings per share                .10               .24                .63               .76


                                     (F-23)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 -- ACQUISITIONS

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

ACQUISITION OF THE STEP PRODUCT LINE

On January 25, 2002, Escalade acquired substantially all of the assets relating to The Step(R) product line from Bollinger Industries for cash. The Step(R) is America's original aerobic step fitness system and is widely used by individuals and at over 18,000 health clubs. The purchase price was $4,840,000. The assets acquired include $120,000 of equipment and $4,720,000 of patents. The patents are being amortized over an 8-year period.

ACQUISITION OF STEVE MIZERAK, INC.

On March 26, 2002, Escalade Sports acquired substantially all of the assets of Steve Mizerak, Inc. The acquisition includes an exclusive line of billiard equipment and intellectual property. The cost of the purchase was $1,229,000. The assets acquired include inventory of $129,000, trademarks of $1,085,000 and equipment of $15,000. The trademarks are being amortized over a 15-year period.

ACQUISITION OF MURREY AND SONS BILLIARD ASSETS

On May 28, 2002, Escalade Sports acquired certain assets and assumed certain liabilities related to the manufacture and distribution of Murrey's exclusive line of premium indoor and outdoor billiard and soccer tables marketed under the Murrey brand name. The cost of the purchase was $2,489,000. The assets acquired included inventory of $1.2 million, machinery of $837,000, non-compete agreement of $400,000, other assets of $127,000 and assumed liabilities of $75,000. The non-compete agreement is being amortized over a 5-year period.

The results of operations from the business combinations occurring in 2002, 2001 and 2000 have been included in the results of operations of the Company subsequent to the date of the acquisitions and did not have a material effect on the Company's financial statements.


                                     (F-24)

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 -- OTHER COMPREHENSIVE INCOME

                                                                                2002
                                                           ---------------------------------------------
                                                           BEFORE-TAX           TAX           NET-OF-TAX
YEAR ENDED DECEMBER 28                                       AMOUNT           BENEFIT           AMOUNT
----------------------                                     ---------          -------         ----------
Unrealized holding losses arising during the year          $(248,082)         $99,232         $(148,850)
                                                           =========          =======         =========

                                                                                2001
                                                           ---------------------------------------------
                                                           BEFORE-TAX           TAX           NET-OF-TAX
YEAR ENDED DECEMBER 29                                       AMOUNT           BENEFIT           AMOUNT
----------------------                                     ---------          -------         ----------
Unrealized holding losses arising during the year          $(120,122)         $48,049         $ (72,073)
                                                           =========          =======         =========

                                                                                2000
                                                           ---------------------------------------------
                                                           BEFORE-TAX           TAX           NET-OF-TAX
YEAR ENDED DECEMBER 30                                       AMOUNT           BENEFIT           AMOUNT
----------------------                                     ---------          -------         ----------
Unrealized holding losses arising during the year          $  (7,086)         $ 2,834         $  (4,252)
                                                           =========          =======         =========

NOTE 23 -- EVENT SUBSEQUENT TO THE BALANCE SHEET DATE

On December 30, 2002, the Company acquired an additional 760,500 shares and on January 30, 2003, an additional 340,000 shares of the outstanding stock of Schleicher. With these acquisitions, the Company's total ownership increased to 1,807,334 shares or 63% of the outstanding shares. At December 28, 2002, the Company owned approximately 22% of Schleicher, which it acquired during the third quarter of 2002. The Company is currently engaged in a tender offer to acquire all remaining shares. It was not practicable to provide the additional financial information and disclosures as required by SFAS No. 141, Business Combinations.


                                     (F-25)

[BKO LOGO]

                        INDEPENDENT ACCOUNTANTS' REPORT

Stockholders and Board of Directors
Escalade, Incorporated
Evansville, Indiana

We have audited the consolidated financial statements of Escalade, Incorporated as of December 28, 2002 and December 29, 2001 and for each of the three years in the period ended December 28, 2002 and have issued our report thereon dated January 31, 2003; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Escalade, Incorporated listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

BKD, LLP

Evansville, Indiana
January 31, 2003


                                      (S-1)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 COL. A                          COL. B                      COL. C                   COL. D             COL. E
                 ------                          ------                      ------                   ------             ------
                                                                           ADDITIONS
                                                                  --------------------------
                                                                                  CHARGED TO
                                               BALANCE AT          CHARGED TO        OTHER                              BALANCE
                                               BEGINNING           COSTS AND       ACCOUNTS--      DEDUCTIONS--         AT END
               DESCRIPTION                     OF PERIOD            EXPENSES        DESCRIBE       DESCRIBE (2)        OF PERIOD
               -----------                     ----------          ----------     -----------      ------------        ---------
Allowance for doubtful accounts
   and discounts (1)
   Fiscal year ended December 28, 2002        $   513,998         $   100,837                      $    65,547        $   549,288
   Fiscal year ended December 29, 2001            611,052              40,705                          137,759            513,998
   Fiscal year ended December 30, 2000            761,363             141,136                          291,447            611,052

Product warranty reserves
   Fiscal year ended December 28, 2002          1,306,600           1,226,520                        1,209,420          1,323,700
   Fiscal year ended December 29, 2001          1,704,556           1,473,300                        1,871,256          1,306,600
   Fiscal year ended December 30, 2000            707,633           2,075,288                        1,078,365          1,704,556

Customer allowance reserves
   Fiscal year ended December 28, 2002          7,173,799          12,816,441                       12,931,216          7,059,024
   Fiscal year ended December 29, 2001          6,250,203           9,724,595                        8,800,999          7,173,799
   Fiscal year ended December 30, 2000          4,712,522           6,356,023                        4,818,342          6,250,203

Inventory valuation reserves
   Fiscal year ended December 28, 2002          1,120,147             684,668                          622,344          1,182,471
   Fiscal year ended December 29, 2001            800,022           1,940,910                        1,620,785          1,120,147
   Fiscal year ended December 30, 2000            759,050             904,787                          863,815            800,022

(1)   Deducted from related assets
(2)   Accounts charged off, less recoveries


                                     (S-2)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By: \s\ C. W. "Bill" Reed                                          March 7, 2003
-----------------------------------------
    C. W. "Bill" Reed
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            Chief Executive Officer
                                            and Director
\s\ C. W. Reed                              (Principal Executive Officer)          March 7, 2003
-----------------------------------------
C. W. Reed

\s\ Robert E. Griffin                       Chairman and Director                  March 7, 2003
-----------------------------------------
Robert E. Griffin

                                            Secretary and Treasurer
                                            (Principal Financial and Accounting
\s\ John R. Wilson                          Officer)                               March 7, 2003
-----------------------------------------
John R. Wilson

\s\ Blaine E. Matthews, Jr.                 Director                               March 7, 2003
-----------------------------------------
Blaine E. Matthews, Jr.

\s\ A. Graves Williams, Jr.                 Director                               March 7, 2003
-----------------------------------------
A. Graves Williams, Jr.

\s\ Keith P. Williams                       Director                               March 7, 2003
-----------------------------------------
Keith P. Williams

\s\ Yale Blanc                              Director                               March 7, 2003
-----------------------------------------
Yale Blanc


                                     (S-3)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, C. W. (Bill) Reed, certify that:

1. I have reviewed this annual report on Form 10-K of Escalade, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003


                                              \s\ C. W. "Bill" Reed
                                              ---------------------
                                              C. W. (Bill) Reed
                                              Chief Executive Officer


                                     (S-4)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John R. Wilson, certify that:

1. I have reviewed this annual report on Form 10-K of Escalade, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003


                                                \s\ John R. Wilson
                                                ------------------
                                                John R. Wilson
                                                Chief Financial Officer


                                     (S-5)