Form 10-Q
period 2003-03-22
ESCALADE INC
filed 2003-04-11
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 22, 2003
                          Commission File Number 0-6966

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

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                                        Yes [X]  No [ ]

         The number of shares of Registrant's common stock (no par value) outstanding as of April 8, 2003 : 6,539,350

                                      INDEX

                                                                                             Page No.
Part I.      Financial Information:

Item 1 -     Financial Statements:

             Consolidated Condensed Balance Sheets (Unaudited)
             March 22, 2003, March 23, 2002, and
             December 28, 2002                                                                    3

             Consolidated Condensed Statements of Income (Unaudited)
             Three Months Ended March 22, 2003 and March 23,2002                                  4

             Consolidated Statements of Comprehensive Income (Unaudited)
             Three Months Ended March 22, 2003 and March 23, 2002                                 4

             Consolidated Condensed Statements of Cash Flows (Unaudited)
             Three Months Ended March 22, 2003 and March 23, 2002                                 5

             Notes to Consolidated Condensed Financial Statements                               6-8

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations:                                              9-11

Item 3 -     Quantitative and Qualitative Disclosures About
             Market Risk                                                                         11

Item 4 -     Controls and Procedures                                                          11-12

Part II.     Other Information                                                                   12

Item 6 -     Exhibits and Reports on Form 8-K                                                    12

             Signatures                                                                          13

             Certificate of Chief Executive Officer                                              14

             Certificate of Chief Financial Officer                                              15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(Dollars in Thousands)                                       March 22,      March 23,      December 28,
                                                               2003           2002            2002
                                                            ------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                $   5,392       $     802       $   3,370
   Receivables, less allowances of
         $584, $553 and $550                                   23,056          14,713          34,141
   Inventories                                                 32,744          18,411          20,549
   Prepaid expense                                              1,384             160             542
   Deferred income tax benefit                                  1,452             902             815
                                                            ---------       ---------       ---------
TOTAL CURRENT ASSETS                                           64,028          34,988          59,417
Property, plant, and equipment                                 45,138          34,486          35,258
   Accum. depr. and amortization                              (27,151)        (24,405)        (26,198)
                                                            ---------       ---------       ---------
                                                               17,987          10,081           9,060
Intangible assets                                               6,268           6,846           6,491
Other assets                                                    6,200           5,570           8,469
Goodwill                                                       13,351          13,361          13,351
                                                            ---------       ---------       ---------
                                                            $ 107,834       $  70,846       $  96,788
                                                            =========       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - bank                                     $  16,419       $   1,277       $  11,223
   Current portion of long-term debt                              167             167             167
   Trade accounts payable                                       7,497           2,812           2,793
   Accrued liabilities                                         13,663          12,419          17,004
   Federal income tax payable                                   1,508             602           1,189
                                                            ---------       ---------       ---------
TOTAL CURRENT LIABILITIES                                      39,254          17,277          32,376
Other Liabilities:
   Long-term debt                                              17,355          17,667          17,200
   Deferred compensation                                        1,342           1,278           1,337
                                                            ---------       ---------       ---------
                                                               18,697          18,945          18,537
Minority interest in Schleicher & Co.                           3,577             ---             ---
Stockholders' equity:
   Preferred stock:
         Authorized 1,000,000 shares;
         no par value, none issued
   Common stock:
         Authorized 10,000,000 shares;
         no par value,Issued and
         outstanding - 6,532,531,
         6,458,853, and 6,508,856 at
         3-22-03, 3-23-02, and 12-28-02                         6,533           6,459           6,509
   Additional paid in capital                                     756             490             682
   Retained earnings                                           38,716          27,467          38,709
   Accumulated other comprehensive
         income (loss)                                            301             208             (25)
                                                            ---------       ---------       ---------
                                                               46,306          34,624          45,875
                                                            ---------       ---------       ---------
                                                            $ 107,834       $  70,846       $  96,788
                                                            =========       =========       =========

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Thousands, except per share amounts)

                                                                           Three Months Ended
                                                                     March 22, 2003   March 23, 2002
                                                                     --------------   --------------
Net sales                                                               $ 29,103         $ 17,505

Costs, expenses and other income:
   Cost of products sold                                                  18,659           12,334
   Selling, administrative and
         general expenses                                                  9,932            4,982
   Interest                                                                  448              121
   Other expense                                                              51              175
                                                                        --------         --------
                                                                          29,090           17,612

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                                                      13             (107)

Provision (benefit) for income taxes                                           4              (39)
                                                                        --------         --------
NET INCOME (LOSS) BEFORE MINORITY INTEREST                              $      9         $    (68)

Minority interest holders share                                                2              ---
                                                                        --------         --------

NET INCOME (LOSS)                                                       $      7         $    (68)
                                                                        ========         ========
Per share data:

   Basic earnings per share                                             $    .00         $   (.01)

   Diluted earnings per share                                           $    .00         $   (.01)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

NET INCOME (LOSS)                                                       $      7         $    (68)

UNREALIZED GAIN (LOSS)ON SECURITIES,
   NET OF TAX                                                                (52)              83

FOREIGN EXCHANGE TRANSLATION ADJUSTMENT                                      378              ---
                                                                        --------         --------
COMPREHENSIVE INCOME                                                    $    333         $     15
                                                                        ========         ========

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)

                                                                           Three Months Ended
                                                                    March 22, 2003    March 23, 2002
                                                                    --------------------------------
Operating Activities:
   Net Income (Loss)                                                    $     7          $   (68)
   Depreciation and amortization                                          1,182              831
   Adjustments necessary to reconcile
      net income (loss) to net cash
      provided by operating activities                                      (64)           3,769
                                                                        -------          -------

   Net cash provided by operating activities                              1,125            4,532
                                                                        -------          -------

Investing Activities:

   Purchase of property and equipment                                      (419)            (501)
   Purchase of certain assets of
      Steve Mizerak, Inc.                                                   ---           (1,229)
   Purchase of all assets relating to
      The Step(R) product line                                              ---           (4,840)
   Equity investment in Schleicher                                       (4,133)             ---
                                                                        -------          -------

   Net cash used by investing activities                                 (4,552)          (6,570)
                                                                        -------          -------

Financing Activities:

   Net increase in notes payable- bank                                    5,351            1,707
   Proceeds from exercise of stock options                                  170              213
   Common stock repurchases                                                 (72)             ---
                                                                        -------          -------

   Net cash provided by financing activities                              5,449            1,920
                                                                        -------          -------

Increase (decrease) in cash and cash equivalents                          2,022             (118)

Cash and cash equivalents, beginning of period                            3,370              920
                                                                        -------          -------

Cash and cash equivalents, end of period                                $ 5,392          $   802
                                                                        =======          =======

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation

         The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The condensed consolidated balance sheet of the Company as of December 28, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2002 filed with the Securities and Exchange Commission.

Note B - Seasonal Aspects

         The results of operations for the three month periods ended March 22, 2003 and March 23, 2002 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories (Dollars in Thousands)

                          3-22-03           3-23-02          12-28-02
                          -------           -------          --------
Raw Materials             $ 8,248           $ 5,946          $ 5,750

Work In Process             4,689             4,079            4,536

Finished Goods             19,807             8,386           10,263
                          -------           -------          -------
                          $32,744           $18,411          $20,549
                          =======           =======          =======

Note D - Income Taxes

         The provision for income taxes was computed based on financial statement income.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note E - Earnings Per Share

Earnings per share were computed as follows:

                                                                       Three Months Ended
                                                                         March 22, 2003
                                                      ---------------------------------------------------
                                                                           Weighted
                                                                           Average              Per Share
                                                      Income                Shares               Amount
                                                      ------               --------             ---------
Net Income                                            $    7
                                                      ------
Basic Earnings per Share
   Income available to common
      stockholders                                         7                 6,511              $     .00
                                                                                                =========
Effect of Dilutive Securities
   Stock options                                                               121
                                                      ------                ------
Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                                     $    7                 6,632              $     .00
                                                      ======                ======              =========

                                                                       Three Months Ended
                                                                         March 23, 2002
                                                      ---------------------------------------------------
                                                                           Weighted
                                                                           Average              Per Share
                                                      Income                Shares               Amount
                                                      ------               --------             ---------
Net (Loss)                                            $  (68)
                                                      ------
Basic Earnings per Share
   Income available to common
      stockholders                                       (68)                6,429              ($   .01)
                                                                                                =========
Effect of Dilutive Securities
   Stock options                                                               222
                                                      ------                ------

Diluted Earnings Per Share
   Income available to common
      stockholders and assumed
      conversions                                     $  (68)                6,651              ($    .01)
                                                      ======                ======              =========

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note F - Segment Information

                                                                   As of and for the Three Months Ended
                                                                              March 22, 2003
                                                      ------------------------------------------------------------
                                                                       Office and
                                                      Sporting          Graphic
                                                       Goods              Arts           Corporate         Total
                                                      --------         ----------        ---------       ---------
Revenues from external customers                      $11,179           $ 17,924         $     ---       $  29,103

Net income (loss)                                        (399)               497               (91)              7

Assets                                                $46,166           $ 56,340         $   5,328       $ 107,834

                                                                   As of and for the Three Months Ended
                                                                               March 23, 2002
                                                      ------------------------------------------------------------
                                                                      Office and
                                                      Sporting          Graphic
                                                        Goods            Arts           Corporate          Total
                                                      --------        ----------        ---------        ---------
Revenues from external customers                      $10,606         $    6,899        $     ---        $  17,505

Net income (loss)                                        (420)               730             (378)             (68)

Assets                                                $42,087         $   23,721        $   5,038        $  70,846

Note G - Minority Interest

Minority Interest at March 22, 2003 was $3,577,000 which represented the amount of Schleicher & Co. International,AG not owned by Escalade. The profit allocated to the minority interest holders for the first quarter ended March 22, 2003 was $2,000.

Note H - Subsequent Event

At March 22, 2003 the Company owned 65.3% of the outstanding stock of Schleicher International,AG, a German manufacturer and distributor of paper shredders. A tender offer to acquire all remaining shares was in process at the end of the Quarter. A press release and form 8-K will be filed upon completion of the tender offer.

ESCALADE, INCORPORATED AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER COMPARISON 2003 vs. 2002

         First quarter net sales were up $11,598,000 from $17,505,000 to $29,103,000 or 66.3%. This was due mainly to the inclusion of Schleicher and Co. International AG numbers in the first quarter of this year. The Company has owned over 50% of Schleicher's Stock since the beginning of the quarter. During the quarter, the Company acquired enough shares to total 65.3% of the outstanding shares. While all of the sales and expenses of Schleicher are included in these statements, 34.7% of the net income belongs to the minority interest investors.

         Escalade Sports net sales were up $573,000 from $10,606,000 to $11,179,000 or 5.4%. Fitness sales were up $1,421,000 mainly due to the Step acquisition in the first quarter of last year. The remaining sporting goods sales were down $848,000 primarily because of high retail inventories carried over from last year as a result of late deliveries due to the West Coast Longshoreman's lockout. The second quarter may be slow also because of the retail inventory carryover. Escalade Sports remains optimistic for continued growth in 2003. The labor contract for the Evansville, Indiana sporting goods union employees expires April 27, 2003. Contract negotiations are underway.

         Martin Yale's net sales were up $11,025,000 from $6,899,000 to $17,924,000 or 159.8%. This was entirely due to Schleicher sales. These sales were mainly shredders. Slower than expected startup sales of the new Hardwood Creek photo frame and gift line resulted in a $210,000 loss during the quarter for the product line. Martin Yale and Schleicher will continue to focus on their cooperative product development.

         Cost of sales was $18,659,000 in the first quarter of 2003 as compared to $12,334,000 in the first quarter of 2002, an increase of $6,325,000 or 51.3%. Cost of sales as a percentage of net sales was 64.1% in the first quarter of 2003 as compared to 70.5% in the first quarter of 2002. This decrease was due mainly to the graphic arts cost of sales and was mainly due to an increase in material cost. Schleicher product has a lower cost of sales percentage (as does other Martin Yale product) than sporting goods.

         Selling, general, and administrative expenses were $9,932,000 in the first quarter of 2003 as compared to $4,982,000 in the first quarter of 2002, an increase of $4,950,000 or 99.4%. As a percentage of net sales, they were 34.1% in the first quarter of 2003 as compared to 28.5% in 2002. This increase is due mainly to Schleicher product which carries a higher selling, general, and administrative percentage of net sales (as does other Martin Yale product) than sporting goods.

         Interest expense increased $327,000 from $121,000 in the second quarter of 2002 to $448,000 in 2003. This was due to the increased borrowing levels and higher interest rates on Schleicher debt.

         The effective income tax rate for the first quarter of 2003 was 39.6% as compared to 36.0% in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash provided by operating activities was $1,125,000 in the first quarter of 2003 as compared to $4,532,000 in the first quarter of 2002. Most of the cash provided by operating activities was from collection of the year end accounts receivable during the first quarter. The net accounts receivable balance at the end of the year was $34,141,000 and at the end of the first quarter the net accounts receivable balance was $23,056,000. The Company's net cash used for investing activities was $4,552,000 in the first quarter of 2003 as compared to $6,570,000 in the first quarter of 2002. $4,133,000 of the net cash used by investing activities was for the equity investment in Schleicher. The Company's net cash provided by financing activities was $5,449,000 in the first quarter of 2003 as compared to $1,920,000 in the first quarter of 2002. The net cash provided by financing activities was from an increase in bank debt.

         The Company's short term working capital requirements are funded by cash flow and a $30,000,000 revolving line of credit used to finance the purchase of trade receivables by the Company's Swiss subsidiary from the Company's manufacturing subsidiaries. This revolving line of credit has a scheduled maturity date of July 15, 2003, which date can be extended upon the agreement of the parties. The Company utilizes a borrowing base formula which defines and identifies eligible accounts receivable in order to calculate the maximum amount that could be borrowed under this revolving line of credit. At March 22, 2003, the maximum amount that could be drawn under this line of credit was $9,924,285 of which $5,327,422 was used.

         The Company's long term financing requirements are currently funded by a $25,000,000 revolving term loan which expires March 31, 2006. Under the terms of the credit agreement the maximum borrowing available to the Company under this revolving term loan is reduced by $5,000,000 on March 31 of each year until the line expires. As of April 1, 2003, the maximum amount available under this revolving term loan was $15,000,000 of which $13,525,000 was used. The Company uses this revolving term loan from time to time to finance acquisitions, stock buy backs and other material obligations that may arise. The Company believes that future long term funding for acquisitions, stock buy backs or other material obligations deemed appropriate by the Company's Board of Directors is available from similar credit vehicles and/or other financial institutions.

         The Company has authorization to purchase up to $3,000,000 of its common stock on the open market or through privately negotiated transactions at prices deemed advantageous to the company. During the first quarter 5,000 shares were purchased on the open market.

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

PART II.  OTHER INFORMATION

Item 1, 2, 3, 4, and 5.  Not required

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Number                                    Description
99.1              Chief Executive Officer Certification Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

99.2              Chief Financial Officer Certification Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         There was a report on Form 8-K filed on January 10, 2003 reporting that on December 30, 2002, Escalade, Incorporated (Escalade) announced that Martin Yale Industries, Inc. (Martin Yale), a wholly owned subsidiary of Escalade, had acquired an additional 760,500 shares of the outstanding stock of Schleicher & Co., International AG (Schleicher) for $2,784,000 in cash. With this acquisition, Martin Yale increased its total ownership to 1,467,334 shares or 51.2% of the outstanding shares of Schleicher. As disclosed in this filing Martin Yale subsequently initiated a tender offer for the remaining Schleicher shares.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ESCALADE, INCORPORATED

Date: April 11, 2003                 C. W. (Bill) Reed
                                     ----------------------------
                                     C. W. (Bill) Reed
                                     President and Chief Executive Officer

Date: April 11, 2003                 John R. Wilson
                                     ----------------------------
                                     John R. Wilson
                                     Vice President and
                                     Chief Financial Officer

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

Date: April 11, 2003                          /s/ C. W. (Bill) Reed
                                              Chief Executive Officer

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

Date: April 11, 2003                          /s/ John R. Wilson
                                              Chief Financial Officer