Form 10-Q
period 2003-07-12
ESCALADE INC
filed 2003-08-01
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended July 12, 2003
                          Commission File Number 0-6966

                             ESCALADE, INCORPORATED
                             ----------------------
             (Exact name of registrant as specified in its charter)

             Indiana                                      13-2739290
             -------                                      ----------
    (State of incorporation)                             (I.R.S. EIN)

                    251 Wedcor Avenue, Wabash, Indiana 47992
                  ---------------------------------------------
                     (Address of principal executive office)

                                  260-569-7208
                                  ------------
                         (Registrant's Telephone Number)

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act

                                 Yes [X] No [ ]

The number of shares of Registrant's common stock (no par value) outstanding as of July 28, 2003: 6,434,006

                                      INDEX

                                                                                                                 Page
                                                                                                                  No.
Part I.      Financial Information:

Item 1 -     Financial Statements:

             Consolidated Condensed Balance Sheets (Unaudited) As of July 12, 2003, July 13, 2002, and
             December 28, 2002                                                                                      3

             Consolidated Condensed Statements of Income (Unaudited) For the Three Months and Six Months
             Ended July 12, 2003 and July 13, 2002                                                                  4

             Consolidated Condensed Statements of Comprehensive Income (Unaudited) For the Three Months
             and Six Months Ended July 12, 2003 and July 13, 2002                                                   4

             Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended July
             12, 2003 and July 13, 2002                                                                             5

             Notes to Consolidated Condensed Financial Statements                                                 6-9

Item 2 -     Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                 9-11

Item 3 -     Quantitative and Qualitative Disclosures about Market Risk                                            12

Item 4 -     Controls and Procedures                                                                            12-13

Part II.     Other Information

Item 4 -     Submission of matters to a Vote of Securities Shareholders                                            13

Item 6 -     Exhibits and Reports on Form 8-K                                                                      14

             Signatures                                                                                            15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands except share information)

                                                                       July 12,            July 13,          December 28,
                                                                         2003                2002                2002
 ASSETS
 Current Assets:
       Cash and cash equivalents                                      $   1,253            $  1,002            $  3,370
       Receivables, less allowance of
             $1,318; $596; and $550;
             respectively                                                35,760              22,436              34,141
       Inventories                                                       40,659              27,456              20,549
       Prepaid Expenses                                                   1,793                 583                 542
       Deferred income tax benefit                                        1,675                 902                 815
                                                                      ---------            --------            --------
TOTAL CURRENT ASSETS                                                     81,140              52,379              59,417

Property, plant and equipment                                            46,964              35,208              35,258
       Accumulated depreciation and amortization                        (28,406)            (25,191)            (26,198)
                                                                      ---------            --------             -------
                                                                         18,558              10,017               9,060

Intangible assets                                                         8,542               6,856               6,491
Goodwill                                                                 17,791              13,351              13,351
Other assets                                                              7,158               5,467               8,469
                                                                      ---------            --------            --------
                                                                      $ 133,189            $ 88,070            $ 96,788
                                                                      =========            ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Notes payable - bank                                           $  17,440            $  8,565            $ 11,223
       Current portion of long-term debt                                  5,179               3,317                 167
       Trade accounts payable                                            12,633               6,976               2,793
       Accrued liabilities                                               14,806              10,886              17,004
       Federal income tax payable                                         1,991               1,467               1,189
                                                                      ---------            --------            --------
TOTAL CURRENT LIABILITIES                                                52,049              31,211              32,376

Other Liabilities:
       Long-term debt                                                    31,861              18,200              17,200
       Interest rate swap agreement                                         728                  --                  --
       Deferred compensation                                              1,357               1,316               1,337
                                                                      ---------            --------            --------
                                                                         33,946              19,516              18,537
Minority Interest                                                           364                  --                  --
Stockholders' equity:
Preferred stock:
       Authorized 1,000,000 shares; no par value, none issued
Common stock:
       Authorized 10,000,000 shares; no par value, Issued
            and outstanding - 6,434,006; 6,508,706; and
            6,508,856; respectively                                       6,434               6,509               6,509
Additional Paid in capital                                                   --                 682                 682
Retained Earnings                                                        40,154              30,105              38,709
Accumulated other comprehensive income                                      242                  47                 (25)
                                                                      ---------            --------            --------
                                                                         46,830              37,343              45,875
                                                                      ---------            --------            --------
                                                                      $ 133,189            $ 88,070            $ 96,788
                                                                      =========            ========            ========

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

                                                              Three Months Ended                Six Months Ended
                                                           July 12,        July 13,          July 12,        July 13,
                                                             2003            2002              2003            2002
 Net Sales                                                 $ 49,837        $ 32,202          $ 78,940        $49,707

 Costs, expenses and other income:
      Cost of products sold                                  31,160          21,579            49,819         33,913
      Selling, general and administrative expenses           14,389           6,635            24,321         11,617
      Interest                                                  652             246             1,100            367
      Other (income) expense                                    (11)           (326)               40           (151)
                                                            -------         -------           -------        -------
                                                             46,190          28,134            75,280         45,746

 Net income before income taxes and minority
      interest                                                3,647           4,068             3,660          3,961

 Provision for income taxes                                   1,399           1,465             1,403          1,426
                                                            -------         -------           -------        -------

 Net income before minority interest                          2,248           2,603             2,257          2,535

 Net Loss in subsidiary allocated to minority
      interest                                                    6              --                 4             --
                                                            -------         -------           -------        -------

 Net income                                                 $ 2,254         $ 2,603           $ 2,261        $ 2,535
                                                            =======         =======           =======        =======

 Per Share Data:
      Basic earnings per share                              $  0.35         $  0.40           $  0.35        $  0.39
      Diluted earnings per share                            $  0.34         $  0.39           $  0.34        $  0.38

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

 Net income                                                 $ 2,254         $ 2,603           $ 2,261        $ 2,535
 Unrealized gain (loss) on securities, net of tax               122            (161)               69            (78)
 Foreign currency translation adjustment                        548              --               926             --
 Unrealized loss on interest rate swap agreement net
      of deferred tax benefit of $466)                         (728)             --              (728)            --
                                                            -------         -------           -------        -------
 Comprehensive income                                       $ 2,196         $ 2,442           $ 2,528        $ 2,457
                                                            =======         =======           =======        =======

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

                                                                                Six Months Ended
                                                                      July 12, 2003        July 13, 2002
Operating Activities:
      Net income                                                        $   2,261            $   2,535
      Depreciation and amortization                                         2,785                2,111
      Adjustments necessary to reconcile net income to net
          cash used by operating activities                                (4,923)              (8,095)
                                                                        ---------            ---------
      Net cash provided (used) by operating activities                        123               (3,449)

Investing Activities:
      Purchase of property and equipment                                   (1,362)              (1,079)
      Purchase of certain assets of North American Archery
          Group                                                           (11,432)                  --
      Acquisition of majority interest in Schleicher & Co.
          International AG                                                (12,587)                  --
      Equity investment in Sweden Table Tennis AB                            (187)                  --
      Step(R)product license buyout                                          (875)                  --
      Purchase of certain assets of Murrey and Sons                            --               (2,489)
      Purchase of certain assets of Steve Mizerak, Inc.                        --               (1,229)
      Purchase of all assets relating to Step(R)product line                   --               (4,840)
                                                                         --------            ---------
      Net cash used by investing activities                               (26,443)              (9,637)

Financing Activities:
      Net increase (decrease) in notes payable - bank                       6,217               (1,205)
      Net increase in long-term debt                                       19,673               13,883
      Proceeds from exercise of stock options                                 266                  490
      Purchase of common stock                                             (1,839)                  --
      Foreign Currency Translation                                           (114)                  --
                                                                        ---------            ---------
      Net cash provided by financing activities                            24,203               13,168
                                                                        ---------            ---------

Net increase (decrease) in cash and cash equivalents                       (2,117)                  82
Cash and cash equivalents, beginning of period                              3,370                  920
                                                                        ---------            ---------
Cash and cash equivalents, end of period                                $   1,253            $   1,002
                                                                        =========            =========

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation
--------------------------------------------------------------------------------

         The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The condensed consolidated balance sheet of the Company as of December 28, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2002 filed with the Securities and Exchange Commission.

Note B - Seasonal Aspects
--------------------------------------------------------------------------------

         The results of operations for the six-month periods ended July 12, 2003 and July 13, 2002 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories
--------------------------------------------------------------------------------
        (All amounts in thousands)

                                                       July 12,            July 13,            December 28,
                                                        2003                 2002                  2002

Raw materials                                          $ 10,902            $  9,417              $  5,750
Work in progress                                          5,544               5,702                 4,536
Finished goods                                           24,213              12,337                10,263
                                                       --------            --------              --------
                                                       $ 40,659            $ 27,456              $ 20,549
                                                       ========            ========              ========

Note D - Income Taxes
--------------------------------------------------------------------------------

         The provision for income taxes was computed based on financial statement income.

Note E - Long Term Debt
--------------------------------------------------------------------------------

         In June 2003, the Company amended its revolving term loan agreement with Bank One increasing the available balance from $25 million to $35 million and extending the term until March 31, 2008. The amount available under the agreement is reduced by $7 million each year beginning March 31, 2004. Under this agreement, the Company can choose between two interest rate options: a LIBOR option based on the London Inter Bank Offered Rate (LIBOR) plus a negotiated spread, or a negotiated reduction from the US prime rate. At July 12, 2003, the outstanding balance under the agreement was $32.8 million: $12.8 million under a prime option at a rate of 3.25% and $20.0 million under a LIBOR option at an interest rate of 2.60%.

Note F - Interest Rate Swap Agreement
--------------------------------------------------------------------------------

         In May 2003, the Company entered into an interest rate swap agreement having a notional amount of $10 million and a maturity date of May 19, 2008. This swap agreement is designated as a cash flow hedge, and effectively converts a portion of the Company's variable rate debt to fixed rate debt with a weighted average interest rate of 5.08%. The Company entered into this interest rate swap agreement to manage interest costs and cash flows associated with variable interest rates, primarily short-term changes in LIBOR and the US prime rate; changes in the cash flows of the interest rate swap offset changes in the interest payments on the covered portion of the Company's revolving debt. In connection with this interest rate swap agreement the Company recorded an after tax charge of $728 thousand in Other Comprehensive Income (OCI). There was no impact on net income due to ineffectiveness. The Company's exposure to credit loss on its interest rate swap agreement in the event of non-performance by the counterparty is believed to be remote due to the Company's requirement that the counterparty have a strong credit rating.

Note G - Acquisitions
--------------------------------------------------------------------------------

In April 2003 the Company completed a public tender offer for the shares of Schleicher & Co. International AG, a German manufacturer of Data Shredder equipment. As a result of the tender offer and share purchases through private transactions, the Company acquired 97% of the outstanding shares. In total the Company paid cash of $12.6 million for the shares purchased, a premium over book value of $7.3 million, of which $1.8 million was applied to property, plant and equipment, $1.4 million was applied to trademarks, and $4.1 million was applied to goodwill.

In June 2003, the Company acquired substantially all the assets of North American Archery Group, a manufacturer of premium archery equipment. The Company paid $9.9 million in cash and assumed $1.5 million in liabilities. The total purchase price of $11.4 million was allocated to the assets acquired as follows:
$7.4 million was applied to inventory and accounts receivable; $3.7 million to property, plant and equipment; and $0.3 million to intangible assets.

Note H - Minority Interest
--------------------------------------------------------------------------------

The minority interest on the consolidated balance sheet represents a 3% interest in Schleicher & Co. International AG that is not owned by the Company. For the six months ended July 12, 2003, $4 thousand in net losses were attributed to the minority interest. The Company is currently engaged in a tender offer for the minority interest and expects to successfully complete this action by the end of the current year.

Note I - Earnings Per Share
--------------------------------------------------------------------------------

Earnings per share (EPS) were computed as follows:

                                                                    Three months ended July 12, 2003
                                                                                   Weighted
                                                                                    Average            Per
                                                              Net Income             Shares           Share
                                                             (thousands)          (thousands)         Amount
Basic Earnings per share:
     Income available to common stockholders                    $ 2,254               6,500           $ 0.35
                                                                                                      ======

     Effect of Dilutive Securities stock options                     --                 124
                                                                -------             -------
     Diluted Earnings per Share
         Income available to common stockholders
             and assumed conversions                            $ 2,254               6,624           $ 0.34
                                                                =======                               ======

--------------------------------------------------------------------------------

                                                                  Three months ended July 13, 2002
                                                                                  Weighted
                                                                                   Average            Per
                                                             Net Income            Shares            Share
                                                            (thousands)          (thousands)         Amount
Basic Earnings per share:
    Income available to common stockholders                    $ 2,603               6,495           $ 0.40
                                                                                                     ======

    Effect of Dilutive Securities stock options                     --                 197
                                                               -------              ------
    Diluted Earnings per Share
        Income available to common stockholders
            and assumed conversions                            $ 2,603               6,692           $ 0.39
                                                               =======                               ======

                                                                    Six Months ended July 12, 2003
                                                                                   Weighted
                                                                                    Average           Per
                                                              Net Income             Shares          Share
                                                             (thousands)          (thousands)        Amount
Basic Earnings per share:
    Income available to common stockholders                    $ 2,261               6,505           $ 0.35
                                                                                                     ======

    Effect of Dilutive Securities stock options                     --                 124
                                                               -------             -------
    Diluted Earnings per Share
        Income available to common stockholders
            and assumed conversions                            $ 2,261               6,629           $ 0.34
                                                               =======                               ======

                                                                      Six Months ended July 13, 2002
                                                                                   Weighted
                                                                                    Average            Per
                                                              Net Income            Shares            Share
                                                             (thousands)          (thousands)        Amount
Basic Earnings per share:
    Income available to common stockholders                    $ 2,535               6,467           $ 0.39
                                                                                                     ======

    Effect of Dilutive Securities stock options                     --                 197
                                                               -------              ------
    Diluted Earnings per Share
        Income available to common stockholders
            and assumed conversions                            $ 2,535               6,664           $ 0.38
                                                               =======                               ======

Note J - Segment Information
--------------------------------------------------------------------------------

                                                               As of and for the Six Months
                                                                    Ended July 12, 2003
                                                                  Office -
                                                 Sporting         Graphic
                                                   Goods            Arts            Corp.            Total
Revenues from external customers                 $37,591          $41,349          $   --          $ 78,940
Net Income                                         1,201            1,288            (228)            2,261
Total Assets                                     $67,544          $58,620          $7,025          $133,189

                                                               As of and for the Six Months
                                                                    Ended July 13, 2002
                                                                  Office -
                                                 Sporting         Graphic
                                                   Goods            Arts            Corp.            Total
Revenues from external customers                 $33,941          $15,766          $   --           $49,707
Net Income                                         1,023            1,795            (283)            2,535
Total Assets                                     $60,267          $21,497          $6,306           $88,070

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER COMPARISON 2003 vs. 2002

         Net sales in the second quarter were $49.8 million, an increase of $17.6 million or 55% over the same period last year. Approximately $15.3 million, or 87% of the increase, is the result of consolidating Schleicher & Co. International AG ("Schleicher"), a German company that manufactures data shredder equipment. The Company successfully acquired a 97% ownership interest in Schleicher through a tender offer concluded during the second quarter. Escalade is currently engaged in a tender offer to acquire the remaining 3% and expects to complete this before year-end. Also during the second quarter, the Company acquired substantially all the assets of North American Archery Group, a Florida manufacturer of premium archery equipment and supplies. This acquisition added approximately $2.0 million in sales during the second quarter.

         Net income for the second quarter was $2.3 million or $0.35 per share, compared to $2.6 million or $0.40 per share in the same period of the prior year. The decrease is primarily due to a reduction of $315 thousand in other income; in 2002, other income included a pre-tax gain of $423 thousand on the sale of real estate.

         Net sales at Escalade Sports increased $3.1 million, or 13% for the quarter compared to the prior year. Approximately 65% or $2.0 million of this increase came from the archery acquisition, with the remainder being in increased fitness and basketball product sales.

Net sales at Martin Yale were $14.6 million higher than the same period last year. The Schleicher consolidation accounts for all of this increase and offsets a shortfall in office product sales of $0.8 million. The depressed economy continues to have a negative impact on office and graphic arts product sales. The introduction of the Company's office products into the European market has started and will continue. In the second quarter, the Company decided to discontinue the project exploring the viability of a new Hardwood Creek photo frame and gift line. The trademark was sold, the remaining inventory was sold or written off, and all expenses paid; after which there was a $47 thousand gain for the quarter.

         Cost of sales as a percentage of net sales was 63% in the second quarter as compared to 67% last year. The consolidation of Schleicher which has a cost of sales percentage similar to Martin Yale, which is lower than Sporting Goods, was the main reason for the decrease. Sporting Goods cost of sales percentage was up about 1% due to increased overhead including insurance expense and outside warehousing costs.

         Selling, general, and administrative expenses as a percentage of net sales were 29% in the second quarter as compared to 21% last year. This increase is due to the consolidation of Schleicher, which has a higher ratio of selling, general, and administrative expenses to net sales compared to Martin Yale and Sporting Goods. Schleicher accounted for $7.7 million of the $7.8 million increase. The Company is exploring opportunities to reduce selling, general and administrative costs.

         Interest expense for the second quarter was higher than the prior year as a result of the Schleicher consolidation. The increase was $406 thousand, of which $361 thousand was due to Schleicher and the remainder is attributed to the increased borrowings necessary to fund the two acquisitions completed during the quarter.

FIRST HALF COMPARISON 2003 VS. 2002

         Net sales of $78.9 million for the first half were $29.2 million, or 59% greater than the same period last year. The consolidation of Schleicher accounts for $26.7 million, or 91% of the increase, and the archery acquisition accounts for $2.0 million, or 7% of the increase. The Company will concentrate on the integration of the Schleicher and North American Archery acquisitions into its existing operations. During the first half the Company purchased 126,080 shares of its common stock under a stock buy back program.

         Net income in the first half was $2.3 million, or $.35 per share, compared to $2.5 million, or $.39 per share in the prior year. While Schleicher added $26.7 million to net sales in the first half, it recorded a net loss of $88 thousand for the first half.

         Net sales at Escalade Sports increased $3.6 million, or 11% over the same period last year. Approximately $2.0 million of the increase came from the archery acquisition. Sales growth for the first half was hampered by residual 2002 inventory at key distributors. The Company expects that the traditionally strong second half for sporting goods will be experienced in the current year.

         Net sales at Martin Yale increased $25.6 million over the prior year. The consolidation of Schleicher added $26.7 million in net sales that was partially offset by decreased sales of office products due to the depressed economic climate and an intensified competitive environment.

         Cost of sales as a percentage of net sales was 63% in the first half compared to 68% last year. This decrease is mainly due to the consolidation of Schleicher into the operations. Like Martin Yale, Schleicher has a lower cost of sales percentage than Sporting Goods.

         Selling, general, and administrative expenses as a percentage of net sales were 31% in the first half compared to 23% last year. The increase was $12.7 million and was due to the Schleicher consolidation. The Company is exploring opportunities to reduce selling, general and administrative costs.

         Interest expense for the first half increased $733 thousand over the prior year, primarily as a result of the consolidation of Schleicher which accounted for $642 thousand. The remainder of the increase is a direct result of the increased borrowings resulting from the company's acquisition activity.

LIQUIDITY AND CAPITAL RESOURCES

         Cash on hand as of July 12, 2003 was $1.3 million compared to $1.0 million on July 13, 2002. The company used $26.4 million during the first half for acquisitions, purchase of equipment, and investments. The Company increased its bank debt to fund these acquisitions.

         The Company's short term working capital requirements are funded by cash flow and a revolving line of credit used to finance the purchase of trade receivables by the Company's Swiss subsidiary from the Company's manufacturing subsidiaries. The Company utilizes a borrowing base formula that defines and identifies eligible accounts receivable in order to calculate the maximum amount that could be borrowed under this revolving line of credit. At the end of the second quarter, the maximum amount that could be drawn under this line of credit was $15.6 million of which $5.4 million was used at an interest rate of 2.75%. This short term revolving line of credit expired on July 15, 2003 but has been extended until October 15, 2003 under the same terms. The Company anticipates and has been notified by the bank that this agreement will be renewed for an additional year.

         The Company's long-term financing requirements are currently funded by a $35 million revolving term loan that expires March 31, 2008. Under the terms of this credit agreement the maximum borrowing available to the Company is reduced by $7.0 million on March 31 of each year until the line expires. At July 12, 2003, the maximum amount available was $35.0 million of which $32.8 million was used at an aggregate interest rate of 2.85%. The Company uses this revolving term loan from time to time to finance acquisitions, stock buy backs and other material obligations that may arise. Anticipating that interest rates will rise in the near term, the Company entered an interest rate swap agreement that matures on May 19, 2008. The agreement, based on LIBOR, effectively converts variable rate debt to fixed rate debt at a weighted average interest rate of 5.08%. The Company believes that future long term funding for acquisitions, stock buy backs or other material obligations deemed appropriate by the Company's Board of Directors is available from similar credit vehicles and/or other financial institutions.

         During the second quarter, the Company completed two acquisitions. In April the company successfully completed a tender offer for the shares of Schleicher & Co. International AG, a German manufacturer of data shredder equipment for a total cost of $12.6 million. In June the Company completed the acquisition of substantially all the assets of North American Archery Group, LLC, a manufacturer of premium archery equipment and supplies, for a total cost of $11.4 million. Both acquisitions were funded through borrowings on the Company's long term revolving loan facility.

         During the first half the Company purchased 126,080 shares of its common stock under a stock buy back program authorized by the Board of Directors. The Company was authorized to expend up to $3.0 million, of which $1.8 million was expended in the first half.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. To mitigate these risks, the Company utilizes derivative financial instruments, among other strategies. At the present time, the only derivative financial instrument used by the company is an interest rate swap. The Company does not use derivative financial instruments for speculative purposes.

         A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company's foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes would not have resulted in a material impact on income before taxes for the six months ended July 12, 2003.

         A substantial portion of the Company's debt is based on U.S. prime and LIBOR interest rates. In an effort to lock-in current low rates and mitigate the risk of unfavorable interest rate fluctuations the Company has entered an interest rate swap agreement. This agreement effectively converted a portion of its variable rate debt into fixed rate debt.

         An adverse movement of equity market prices would have an impact on the Company's long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At July 12, 2003 the aggregate book value of long-term marketable equity securities was $1.4 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.

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

         The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1, 2, and 3. Not Required.

Item 4. Submission of Matters to a Vote of Securities Holders.

         The annual meeting of the Registrant was held at the offices of the Company in Evansville, Indiana on April 26, 2003. Proxy materials had been circulated on March 14, 2003, proposing the election of six members to the Board of Directors for a one-year term, and the appointment of BKD LLP to serve as independent auditors of the Company for the year 2003.

         The stockholders approved the election of Directors by the following vote:

Nominee                                                           For                         Withheld
Yale A. Blanc                                                   5,781,285                      223,196
Robert E. Griffin                                               5,993,525                       10,956
Blaine E. Matthews, Jr.                                         5,831,438                      173,043
C. W. "Bill" Reed                                               5,993,525                       10,956
A. Graves Williams, Jr.                                         5,679,534                      324,947
Keith P. Williams                                               5,780,803                      223,678

         The stockholders approved the appointment of BKD LLP to serve as independent auditors of the Company for the year 2003 with the following vote:
5,914,407 shares for, 79,310 shares against, and 10,764 shares abstained.

Item 5. Not Required

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Number       Description
10.1         Third Amendment to amend and restate the credit agreement between Escalade, Incorporated and Bank One, N.A. The effective date is June 1, 2003.

10.2         Fourth Amendment to Credit Agreement dated as of May 15, 2000 by and between
             Indian-Martin AG and Bank One, Indiana, National Association (excluding exhibits and schedules not deemed to be material) dated July 15, 2003.

31.1         Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2         Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1         Chief Executive Officer Section 1350 Certification.

32.2         Chief Financial Officer Section 1350 Certification.

(b)      Reports on Form 8-K

1. On April 11, 2003, Escalade filed a report on Form 8-K relating to its financial information for the quarter ended March 22, 2003 and forward-looking statements as presented in the shareholder message and press release dated April 11, 2003.

2. On April 29, 2003, Escalade filed a report on Form 8-K relating to the conclusion of its tender offer for Schleicher & Co. International AG, a publicly traded German company.

3. On May 23, 2003, Escalade filed a report on Form 8-K relating to its press release dated May 12, 2003 that announced the intent to acquire substantially all of the assets of North American Archery Group, LLC.

4. On June 06, 2003, Escalade filed a report on Form 8-K/A submitting financial statements and exhibits relating to the completed tender offer for Schleicher & Co. International AG, a publicly traded German company.

5. On June 20, 2003, Escalade filed a report on Form 8-K relating to the completed acquisition of substantially all of the assets of North American Archery Group, LLC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ESCALADE, INCORPORATED

Date: August 1, 2003                C. W. (Bill) Reed
                                    ----------------------------
                                    C. W. (Bill) Reed
                                    President and Chief Executive Officer

Date: August 1, 2003                John R. Wilson
                                    ----------------------------
                                    John R. Wilson
                                    Vice President and
                                    Chief Financial Officer