Form 10-Q
period 2003-10-04
ESCALADE INC
filed 2003-10-24
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended October 4, 2003
                          Commission File Number 0-6966

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

                                 Yes [X] No [ ]

The number of shares of Registrant's common stock (no par value) outstanding as of October 22, 2003: 6,424,006

                                      INDEX

                                                                                     Page No.
Part I.        Financial Information:

Item 1 -       Financial Statements:

               Consolidated Condensed Balance Sheets (Unaudited) As of October
               4, 2003, October 5, 2002, and December 28, 2002                          3

               Consolidated Condensed Statements of Income (Unaudited) For the
               Three Months and Nine Months Ended October 4, 2003 and October 5,
               2002                                                                     4

               Consolidated Condensed Statements of Comprehensive Income (Unaudited)
               For the Three Months and Nine Months Ended October 4, 2003 and
               October 5, 2002                                                          4

               Consolidated Condensed Statements of Cash Flows (Unaudited) for
               the Nine Months Ended October 4, 2003 and October 5, 2002                5

               Notes to Consolidated Condensed Financial Statements                    6-9

Item 2 -       Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                   9-11

Item 3 -       Quantitative and Qualitative Disclosures about Market Risk               12

Item 4 -       Controls and Procedures                                                12-13

Part II.       Other Information

Item 6 -       Exhibits and Reports on Form 8-K                                         13

               Signatures                                                               14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands except share information)

                                                                   October 4,   October 5,    December
                                                                      2003         2002       28, 2002
  ASSETS
  Current Assets:
         Cash and cash equivalents                                 $      554   $      475   $    3,370
         Receivables, less allowance of $1,313; $629;
           and $550; respectively                                      64,183       40,965       34,141
         Inventories                                                   42,477       30,682       20,549
         Prepaid Expenses                                               1,592          885          542
         Deferred income tax benefit                                    1,608          902          815
                                                                   ----------   ----------   ----------
TOTAL CURRENT ASSETS                                                  110,414       73,909       59,417

Property, plant and equipment                                          46,954       34,584       35,258
         Accumulated depreciation and amortization                    (29,376)     (25,808)     (26,198)
                                                                   ----------   ----------   ----------
                                                                       17,578        8,776        9,060

Intangible assets                                                       8,936        6,545        6,491
Goodwill                                                               17,946       13,351       13,351
Other assets                                                            7,657        7,786        8,469
                                                                   ----------   ----------   ----------
                                                                   $  162,531   $  110,367   $   96,788
                                                                   ==========   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable - bank                                      $   28,939   $   22,405   $   11,223
         Current portion of long-term debt                                354        1,267          167
         Trade accounts payable                                        22,730        8,669        2,793
         Accrued liabilities                                           22,347       15,418       17,004
         Federal income tax payable                                     2,677        1,705        1,189
                                                                   ----------   ----------   ----------
TOTAL CURRENT LIABILITIES                                              77,047       49,464       32,376

Other Liabilities:
         Long-term debt                                                29,766       18,200       17,200
         Interest rate swap agreement                                     685           --           --
         Deferred compensation                                          1,387        1,315        1,337
                                                                   ----------   ----------   ----------
                                                                       31,838       19,515       18,537

 Minority Interest                                                        377           --           --

Stockholders' equity:
Preferred stock:
         Authorized 1,000,000 shares; no par value,
           none issued
Common stock:
         Authorized 10,000,000 shares; no par value,
           Issued and outstanding - 6,424,006; 6,508,706;
           and 6,508,856; respectively                                  6,424        6,509        6,509
Additional Paid in capital                                                 --            0          682
Retained Earnings                                                      46,128       34,935       38,709
Accumulated other comprehensive income                                    717          (56)         (25)
                                                                   ----------   ----------   ----------
                                                                       53,269       41,388       45,875
                                                                   ----------   ----------   ----------
                                                                   $  162,531   $  110,367   $   96,788
                                                                   ==========   ==========   ==========

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

                                                                   Three Months Ended    Nine Months Ended
                                                                    October   October    October    October
                                                                    4, 2003   5, 2002    4, 2003    5, 2002
  Net Sales                                                        $ 73,660   $ 51,859   $152,600   $101,566

  Costs, expenses and other income:
       Cost of products sold                                         53,552     36,686    103,371     70,599
       Selling, general and administrative expenses                  11,619      8,015     35,941     19,632
       Interest                                                         700        303      1,800        670
       Other (income) expense                                        (1,124)       371     (1,084)       220
                                                                   --------   --------   --------   --------
                                                                     64,747     45,375    140,028     91,121

 Net income before income taxes and minority interest                 8,913      6,484     12,572     10,445

 Provision for income taxes                                           2,779      2,335      4,182      3,761
                                                                   --------   --------   --------   --------

 Net income before minority interest                                  6,134      4,149      8,390      6,684

 Net Income in subsidiary allocated to minority interest                 (9)        --         (5)        --
                                                                   --------   --------   --------   --------

 Net income                                                        $  6,125   $  4,149   $  8,385   $  6,684
                                                                   ========   ========   ========   ========

 Per Share Data:
       Basic earnings per share                                    $   0.95   $   0.64   $   1.29   $   1.03
       Diluted earnings per share                                  $   0.93   $   0.62   $   1.26   $   1.00

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

 Net income                                                        $  6,125   $  4,149   $  8,385   $  6,684
 Unrealized gain (loss) on securities, net of tax                         5       (103)        74       (181)
 Foreign currency translation adjustment                                426         --      1,353         --
 Unrealized loss on interest rate swap agreement net
   of deferred tax benefit of $438)                                      43         --       (685)        --
                                                                   --------   --------   --------   --------
 Comprehensive income                                              $  6,599   $  4,046   $  9,127   $  6,503
                                                                   ========   ========   ========   ========

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

                                                                                             Nine Months Ended
                                                                                     October 4, 2003  October 5, 2002
  Operating Activities:
       Net income                                                                       $   8,385       $   6,684
       Depreciation and amortization                                                        3,996           3,088
       Gain on Debt Extinguishment                                                           (699)             --
       Adjustments necessary to reconcile net income
         to net cash used by operating activities                                         (17,018)        (23,145)
                                                                                        ---------       ---------
       Net cash used by operating activities                                               (5,336)        (13,373)

 Investing Activities:
       Purchase of property and equipment                                                  (1,827)         (1,343)
       Purchase of certain assets of North American Archery Group                         (11,432)             --
       Acquisition of majority interest in Schleicher & Co. International AG              (12,587)         (2,129)
       Equity investment in Sweden Table Tennis AB                                           (187)             --
       Step(R) product license buyout                                                        (875)             --
       Purchase of certain assets of Murrey and Sons                                           --          (2,489)
       Purchase of certain assets of Steve Mizerak, Inc.                                       --          (1,229)
       Purchase of all assets relating to Step(R) product line                                 --          (4,840)
                                                                                        ---------       ---------
       Net cash used by investing activities                                              (26,908)        (12,030)

   Financing Activities:
       Net increase (decrease) in notes payable - bank                                     17,903          12,635
       Net increase in long-term debt                                                      13,301          11,833
       Proceeds from exercise of stock options                                                266             490
       Purchase of common stock                                                            (1,999)             --
       Foreign Currency Translation                                                           (43)             --
                                                                                        ---------       ---------
       Net cash provided by financing activities                                           29,428          24,958
                                                                                        ---------       ---------

   Net decrease in cash and cash equivalents                                               (2,816)           (445)
   Cash and cash equivalents, beginning of period                                           3,370             920
                                                                                        ---------       ---------
   Cash and cash equivalents, end of period                                             $     554       $     475
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

Note B - Seasonal Aspects

The results of operations for the nine-month periods ended October 4, 2003 and October 5, 2002 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

(All amounts in thousands)      October 4,  October 5,  December 28,
                                   2003        2002        2002
Raw materials                    $ 10,909    $  9,036    $  5,750
Work in progress                    5,662       5,381       4,536
Finished goods                     25,906      16,265      10,263
                                 --------    --------    --------
                                 $ 42,477    $ 30,682    $ 20,549
                                 ========    ========    ========

Note D - Income Taxes

The provision for income taxes was computed based on financial statement income.

Note E - Line of Credit

In August 2003, the Company formed a wholly owned subsidiary in the state of Nevada for the purpose of replacing financing functions performed by the Company's Swiss subsidiary. In September the Company replaced the revolving line of credit between Bank One and the Swiss subsidiary with a revolving line of credit between Bank One and the Nevada subsidiary on substantially the same terms. At October 4, 2003, this line of credit aggregated $40 million, of which $19.9 million was used at an interest rate of 2.75%.

Note F - Gain on Debt Extinguishment

In October 2003, the Company retired debt totaling 2.8 million Euros and recognized a gain of 600 thousand Euros (approximately $699 Thousand) in the process. This gain has been included in Other Income in the current quarter.

Note G - Subsequent Event

On October 20, 2003, subsequent to the end of the quarter, the Company purchased 83,047 shares of Schleicher & Co. International AG ("Schleicher") representing all outstanding shares not owned by the Company. With this purchase, the Company owns 100% of Schleicher. The Company paid cash of 5.25 EURO per share.

Note H - Minority Interest

The minority interest on the consolidated balance sheet represents a 3% interest in Schleicher & Co. International AG that was not owned by the Company as of the end of the quarter. For the nine months ended October 4, 2003, $5 thousand in net income was attributed to the minority interest. As noted above, the Company acquired the shares represented by the minority interest subsequent to the end of the quarter.

Note I - Earnings Per Share

Earnings per share (EPS) were computed as follows:

                                                                       Three months ended October 4, 2003
                                                                                      Weighted
                                                                                       Average           Per
                                                                   Net Income          Shares           Share
                                                                   (thousands)       (thousands)        Amount
Basic Earnings per share:
     Income available to common stockholders                         $ 6,125            6,427            $ 0.95
                                                                                                         ======
     Effect of Dilutive Securities stock options                          --              157
                                                                     -------            -----
     Diluted Earnings per Share
       Income available to common stockholders and
         assumed conversions                                         $ 6,125            6,584            $ 0.93
                                                                     =======                             ======

                                                                       Three months ended October 5, 2002
                                                                                       Weighted
                                                                                        Average         Per
                                                                   Net Income           Shares         Share
                                                                   (thousands)       (thousands)      Amount
Basic Earnings per share:
      Income available to common stockholders                        $ 4,149            6,509          $ 0.64
                                                                                                       ======
      Effect of Dilutive Securities stock options                         --              177
                                                                     -------            ------
      Diluted Earnings per Share
        Income available to common stockholders and
          assumed  conversions                                       $ 4,149            6,686          $ 0.62
                                                                     =======                           ======

                                                                       Nine Months ended October 4, 2003
                                                                                      Weighted
                                                                                       Average        Per
                                                                   Net Income          Shares        Share
                                                                   (thousands)       (thousands)     Amount
Basic Earnings per share:
   Income available to common stockholders                           $ 8,385            6,481         $ 1.29
                                                                                                      ======
   Effect of Dilutive Securities stock options                            --              157
                                                                     -------            -----
   Diluted Earnings per Share
     Income available to common stockholders and assumed
       conversions                                                   $ 8,385            6,638         $ 1.26
                                                                     =======                          ======

                                                                                     Nine Months ended October 5, 2002
                                                                                                   Weighted
                                                                                                    Average             Per
                                                                                Net Income          Shares             Share
                                                                                (thousands)       (thousands)          Amount
Basic Earnings per share:
  Income available to common stockholders                                         $ 6,684            6,479             $ 1.03
                                                                                                                       ======
  Effect of Dilutive Securities stock options                                          --              185
                                                                                  -------            -----
  Diluted Earnings per Share
    Income available to common stockholders and
      assumed conversions                                                         $ 6,684            6,664             $ 1.00
                                                                                  =======                              ======

Note J - Segment Information

                                                  As of and for the Nine Months
                                                       Ended October 4, 2003
                                                        Office -
                                        Sporting        Graphic
                                         Goods           Arts           Corp.        Total
Revenues from external customers        $ 91,870        $ 60,730       $    --      $152,600
Net Income                                 5,930           2,663          (208)        8,385
Total Assets                            $ 96,032        $ 56,934       $ 9,565      $162,531

                                                  As of and for the Nine Months
                                                       Ended October 5, 2002
                                                        Office -
                                        Sporting        Graphic
                                         Goods           Arts           Corp.          Total
Revenues from external customers         $78,615         $22,951       $   --        $101,566
Net Income                                 4,470           2,591         (377)          6,684
Total Assets                             $80,133         $23,282       $6,952        $110,367

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER COMPARISON 2003 vs. 2002

Net sales in the third quarter were $73.7 million, an increase of $21.8 million or 42% over the same period last year. The Office/Graphic Arts segment reported an increase over the prior year of approximately $12.2 million, or 170%. This increase is a direct result of consolidating Schleicher & Co. International AG ("Schleicher"), which was acquired in the second quarter of 2003. Schleicher is a German company that manufactures data shredder equipment and was acquired through a series of private and public tender offers culminating in 97% ownership at October 4, 2003. The remaining 3% of the outstanding stock was acquired subsequent to the third quarter on October 20, 2003. The Sporting Goods segment reported an increase of $9.6 million, or 22% over the same period last year. Approximately $4.6 million of this increase came from the archery business acquired during the second quarter of 2003. The remaining $5 million reflects the absence of the negative effects that last year's West Coast longshoreman lockout had on the third quarter of last year.

Third quarter net income was $6.1 million or $0.95 per share, compared to $4.1 million or $0.64 per share in the same period of the prior year. This increase is attributed to increased sales and other income. Other income for the current quarter includes a gain of $699 thousand resulting from the extinguishment of debt.

The ratio of cost of product sold to net sales was 73%, slightly higher than the same period last year due to the change in composition caused by the inclusion of Schleicher and increased sales volume in the Sporting Goods segment. The gross margin ratio in both segments was relatively unchanged from the same period in the prior year.

Selling, general, and administrative expenses as a percentage of net sales were 16%, unchanged from the same period last year. The increased amount reflects the inclusion of Schleicher, which reported $2.2 million in selling, general and administrative expenses for the quarter, and an increase of $1.4 million in the Sporting Goods segment reflecting the addition of Bear Archery and increased selling costs associated with higher sales.

Interest expense for the third quarter was $397 thousand higher than the same period in the prior year. The consolidation of Schleicher accounted for $248 thousand of this increase, with the balance of the increase, $149 thousand, relating to the additional borrowings required to facilitate the Schleicher and Bear Archery acquisitions in the second quarter.

NINE MONTH COMPARISON 2003 VS. 2002

Net sales for the nine months were $152.6 million, an increase of $51.0 million, or 50% over the prior year. The primary source of this growth has been acquisitions made in 2003.

The Sporting Goods segment reported net sales for the nine months of $91.9 million - an increase of $13.3 million over the prior year. Approximately $6.7 million of this increase came from the archery business acquired in the second quarter of 2003. An estimated $5.0 million of the increase reflects the negative impact of last year's West Coast longshoreman's lockout on third quarter sales in 2002. The remaining $1.6 million of the increase represents growth in core product lines. Net sales growth in the first half of 2003 was hampered by residual 2002 inventory at key distributors. The current year-to-date parity with 2002 demonstrates that this condition has now been resolved and that increased product placement is having a positive impact. Sell-through in the mass-market channel is expected to be strong in the fourth quarter as customers launch aggressive holiday season advertisements highlighting the Company's products. Accordingly, the Company expects Sporting Goods sales in the fourth quarter to be comparable with 2002.

The Office/Graphic Arts segment reported net sales of $60.7 million for the nine months of 2003. This represents an increase of $37.8 million over the prior year
- primarily due to the consolidation of Schleicher. Net sales at Schleicher for the nine months were offset by a decrease in non-Schleicher products of approximately $2.8 million. This decline reflects depressed economic conditions in the office supply market and price competition from importers. The Company has initiated efforts to improve product placement, domestically and internationally, while initiating structural changes that will improve price competitiveness. These measures are not expected to yield results until 2004.

Net income for the nine months was $8.4 million, or $1.29 per share - an increase of $1.7 million, or $.26 per share over the prior year. The Sporting Goods segment accounted for $1.5 million of this increase, primarily due to increased sales, and the Office/Graphic Arts segment accounted for $72 thousand of the increase. In the Office/Graphic Arts segment, net income from non-Schleicher product sales decreased $808 thousand from the prior year as a result of lower sales volume and the absence of an after tax real estate gain of $277 thousand reflected in last year's results. This decrease was offset by net income from Schleicher of $181 thousand and a gain of $699 thousand from the extinguishment of debt.

Cost of sales as a percentage of net sales was 68% compared to 70% last year. This decrease is primarily due to the consolidation of Schleicher into the operations, which like Martin Yale, has a lower cost of sales percentage than the Sporting Goods segment.

Selling, general, and administrative expenses as a percentage of net sales were 24% compared to 19% last year. The consolidation of Schleicher increased selling, general and administrative expenses by $14.9 million, roughly 91% of the total increase. The balance of the increase relates to costs in the Sporting Goods business associated with higher sales volume. The Company continues to explore and implement opportunities to reduce selling, general and administrative costs through synergies in the Office/Graphic Arts business.

Interest expenses increased $1.1 million over the prior year. The consolidation of Schleicher accounted for $890 thousand of this increase and increased borrowings associated with the Company's second quarter acquisition activity account for the remaining balance of the increase.

LIQUIDITY AND CAPITAL RESOURCES

At October 4, 2003, the Company had cash and cash equivalents of $554 thousand compared to $475 thousand at October 5, 2002.

During the nine months ended October 4, 2003, the Company used $26.9 million for acquisitions, the purchase of equipment, and investments. The Company increased its bank debt to fund these acquisitions.

The Company's short term working capital requirements are funded by cash flow and a revolving line of credit used to finance the purchase of trade receivables by the Company's factoring subsidiary from the Company's manufacturing subsidiaries. The Company utilizes a borrowing base formula that defines and identifies eligible accounts receivable in order to calculate the maximum amount that could be borrowed under this revolving line of credit. At the end of the third quarter, the maximum amount that could be drawn under this line of credit was $40.0 million of which $19.9 million was used at an interest rate of 2.75%. This short term revolving line of credit was replaced by a new line of credit on September 7, 2003 under substantially the same terms having an expiration date of July 15, 2004.

The Company's long-term financing requirements are currently funded by a $35 million revolving term loan that expires March 31, 2008. Under the terms of this credit agreement the maximum borrowing available to the Company is reduced by $7.0 million on March 31 of each year until the line expires. At October 4, 2003, the maximum amount available was $35.0 million of which $25.9 million was used at an aggregate interest rate of 2.89%. The Company uses this revolving term loan from time to time to finance acquisitions, stock buy backs and other material obligations that may arise. Anticipating that interest rates will rise in the near term, the Company entered an interest rate swap agreement that matures on May 19, 2008. The agreement, based on LIBOR, effectively converts variable rate debt to fixed rate debt at a weighted average interest rate of 5.08%. The Company believes that future long term funding for acquisitions, stock buy backs or other material obligations deemed appropriate by the Company's Board of Directors is available from similar credit vehicles and/or other financial institutions.

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

In the current year the Company purchased 136,080 shares of its common stock under a stock buy back program authorized by the Board of Directors. The Company was authorized to expend up to $3.0 million, of which $2.0 million has been expended.

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

         A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company's foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes would not have resulted in a material impact on income before taxes for the nine months ended October 4, 2003.

         A substantial portion of the Company's debt is based on U.S. prime and LIBOR interest rates. In an effort to lock-in current low rates and mitigate the risk of unfavorable interest rate fluctuations the Company has entered an interest rate swap agreement. This agreement effectively converted a portion of its variable rate debt into fixed rate debt.

         An adverse movement of equity market prices would have an impact on the Company's long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At October 4, 2003 the aggregate book value of long-term marketable equity securities was $1.4 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.

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

PART II.    OTHER INFORMATION

Item 1, 2, 3, and 4 Not Required.

Item 5. On September 8, 2003 the Company announced that Mr. Terry Frandsen had been promoted to Chief Financial Officer and Treasurer replacing Mr. John Wilson who is retiring to spend more time with his family. Mr. Wilson will continue as the corporate secretary, until year-end to further insure a seamless transition.

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits

         Number   Description

         10.1 Credit Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association (excluding exhibits and schedules not deemed to be material). The effective date is September 7, 2003.

         10.2 Revolving Note dated as of September 5, 2003 in principal amount of $45,000,000, executed by Indian-Martin, Inc. in favor of Bank One, National Association

         10.3 Pledge Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association

         10.4 Collateral Assignment and Security Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association

         10.5 Receivables Purchase Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Indian-Martin AG

         10.6 Receivables Purchase Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Indian Industries, Inc. Substantially similar Receivables Purchase Agreements were also entered into by Indian-Martin, Inc. and each of Escalade, Incorporated's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc., Master Products Manufacturing Company, Inc., U.S. Weight, Inc. and Bear Archery, Inc.

         10.7 Services Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Martin Yale Industries, Inc. Substantially similar Services Agreements were also entered into by Indian-Martin, Inc. and each of Escalade, Incorporated's other domestic operating subsidiaries, Harvard Sports, Inc., Indian Industries, Inc., Master Products Manufacturing Company, Inc., U.S. Weight, Inc. and Bear Archery, Inc.

         10.8 Escalade Subordination Agreement dated as of September 5, 2003 between Escalade, Incorporated and Bank One, National Association

         10.9 Offset Waiver Agreement dated as of September 5, 2003 between Escalade, Incorporated, Bank One, National Association, Indian-Martin, Inc., Harvard Sports, Inc., Indian Industries, Inc., Martin Yale Industries, Inc., Master Products Manufacturing Company, Inc., U.S. Weight, Inc. and Bear Archery, Inc.

         31.1     Chief Executive Officer Rule 13a-14(a)/15d-14(a)
                  Certification.

         31.2     Chief Financial Officer Rule 13a-14(a)/15d-14(a)
                  Certification.

         32.1     Chief Executive Officer Section 1350 Certification.

         32.2     Chief Financial Officer Section 1350 Certification.

  (b) Reports on Form 8-K

         1. On August 1, 2003, Escalade filed a report on Form 8-K relating to its financial information for the quarter ended July 12, 2003 and forward-looking statements as presented in the shareholder message and press release dated August 1, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ESCALADE, INCORPORATED

Date: October 24, 2003                   C. W. (Bill) Reed
                                         -------------------------------
                                         C. W. (Bill) Reed
                                         President and Chief Executive Officer

Date: October 24, 2003                   Terry D. Frandsen
                                         -------------------------------
                                         Terry D. Frandsen
                                         Vice President and
                                         Chief Financial Officer