Form 10-K
period 2003-12-27
ESCALADE INC
filed 2004-03-11
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 27, 2003
                          COMMISSION FILE NUMBER 0-6966

                             ESCALADE, INCORPORATED
             (Exact name of registrant as specified in its charter)

        Indiana                                                       13-2739290
(State of incorporation)                                               (IRS EIN)

                      251 Wedcor Ave, Wabash, Indiana 46992
                     (Address of principal executive office)

                                 (260) 569-7233
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act
                           Common Stock, No Par Value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. yes |X| no | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act). yes |X| no | |

Aggregate market value of voting stock held by nonaffiliates of the registrant as of July 12, 2003: $70,831,571

The number of shares of Registrant's common stock (no par value) outstanding as of February 28, 2004: 6,481,866

Documents Incorporated by Reference

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 24, 2004 are incorporated by reference into Part III of this Report.

Index to exhibits is found on page 16.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I

   Item 1.    Business                                                                3

   Item 2.    Properties                                                              6

   Item 3.    Legal Proceedings                                                       6

   Item 4.    Submission of Matters to a Vote of Security Holders                     6

PART II

   Item 5.    Market for the Registrant's Common Equity  and Related
                  Stockholder Matters                                                 7

   Item 6.    Selected Financial Data                                                 8

   Item 7.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                           8

   Item 7. A. Quantitative and Qualitative Disclosures About Market Risk             13

   Item 8.    Financial Statements and Supplementary Data                            14

   Item 9.    Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                           14

   Item 9. A. Controls and Procedures                                                14

PART III

   Item 10.   Directors and Executive Officers of the Registrant                     14

   Item 11.   Executive Compensation                                                 14

   Item 12.   Security Ownership of Certain Beneficial Owners and Management         15

   Item 13.   Certain Relationships and Related Transactions                         15

   Item 14.   Principal Accounting Fees and Services                                 15

PART IV

   Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K       16

                                     PART I

ITEM 1--BUSINESS

GENERAL

Escalade, Incorporated ("Escalade" or "Company") operates in two business segments: sporting goods and office products. Escalade and its predecessors have manufactured and sold sporting goods products for over 75 years and Office Products for over 65 years.

Escalade is the successor to a manufacturer and retailer of women's and children's footwear formed in 1922. Through a series of acquisitions commencing in the 1970's, the Company has transitioned into the two industries it now operates in.

The following table presents the percentages contributed to Escalade's net sales by each of its business segments:

                                              2003           2002           2001
                                              ----           ----           ----
Sporting goods                                 63%            82%            80%
Office/graphic arts                            37             18             20
                                              ---            ---            ---
Total net sales                               100%           100%           100%
                                              ===            ===            ===

For additional segment information, see the notes to consolidated financial statements.

SPORTING GOODS

Headquartered in Evansville, Indiana, Escalade Sports manufactures and distributes widely recognized brands in family game room and outdoor sporting goods products through traditional department stores, mass merchandise retailers and sporting goods specific retailers. Escalade is the world's largest producer of table tennis tables, the world's largest unit producer of pool tables, and the largest game table importer in the United States. Some of the Company's most recognized brands include:

Product Segment                              Brand Names
---------------                              -----------
Table Tennis                                 Ping-Pong(R), STIGA(R)
Pool Tables and accessories                  Mizerak(TM), Murrey(R), Mosconi(TM), Black Widow(TM)
Basketball Backboards and Goals              Goalrilla(TM), Goaliath(R), Silverback(TM)
Game Tables (Air Hockey and Soccer)          Harvard Game(R), Rhino(TM), Murrey Game(TM)
Archery                                      Fred Bear(R), Indian Archery(R), Jennings(R)
Fitness                                      The STEP(R), USWeight(TM)

The largest sporting goods customer is Sears Roebuck & Co. ("SEARS"), which accounted for 38%, 47% and 46% of total sporting goods revenues in 2003, 2002 and 2001, respectively. On a consolidated basis, SEARS accounted for 24%, 38% and 37% of Escalade revenues in 2003, 2002 and 2001, respectively. No other customer accounted for more than 10% of sporting goods revenues or consolidated revenues. Escalade Sports has been a preferred supplier of sporting goods products to SEARS for more than 30 years, winning numerous awards for delivering outstanding products and service. Although the Company does not have long-term supplier contracts with SEARS, the strong relationship with SEARS supports the Company's belief that SEARS will continue to be a significant customer far into the future.

Escalade Sports manufactures in the U.S.A., Mexico, and imports game table product from China, where the Company employs a number of contract manufacturers.

Certain products produced by Escalade Sports are subject to regulation by the Consumer Product Safety Commission. The Company believes it is in full compliance with all applicable regulations.

OFFICE PRODUCTS

Operating under the Martin Yale name, the office product business gained a worldwide presence with the 2003 acquisition of Schleicher & Co. International, AG, a manufacturer and distributor of data shredding equipment headquartered in Germany. In addition to data shredding equipment and accessories, Martin Yale products include: paper trimmers, folding machines, paper drills, collators, bursting machines, letter openers, and office related products such as keyboard drawers and hole punches. Martin Yale brands include Martin Yale(TM), Premier(R), Master(TM), Mead Hatcher(TM), Intimus(R), Paper Monster(R), and VacuShred(TM).

Martin Yale manufactures product in the United States, Mexico, Germany and China. In addition to the sales offices located at manufacturing plants, Martin Yale also has offices in the United Kingdom and France. Products are sold throughout the world to office products retailers, wholesalers and catalog distributors. No single customer accounted for more than 10% of sales during 2003.

MARKETING AND PRODUCT DEVELOPMENT

In both the sporting goods and office product business segments, Escalade has rigorously developed strategic plans to enhance and promote product branding. The Company constantly evaluates the quality-to-price paradigm of its customers, and then designs and redesigns its products to achieve the best fit. Marketing efforts are then initiated through its retail partners in the form of advertising and other promotion allowances. In general, the Company does not directly advertise to end-users.

In order to meet customer needs, each operating segment conducts its own independent research and development efforts to design new products and enhance already existing products. On a consolidated basis, the Company incurred research and development costs of approximately $2,947 thousand, $1,520 thousand and $2,150 thousand in 2003, 2002 and 2001, respectively.

COMPETITION

Escalade is subject to competition with various manufacturers of each product line produced or sold by Escalade. The Company is not aware of any other single company that is engaged in both the same industries as Escalade or that produces the same range of products as Escalade within such industries. Nonetheless, competition exists for many Escalade products within both the sporting goods and office product industries and some competitors are larger and have substantially greater resources than the Company. Escalade believes that its long-term success depends on its ability to strengthen its relationship with existing customers, attract new customers and develop new products that satisfy the quality and price requirements of sporting goods and office product customers.

LICENSES, TRADEMARKS AND BRAND NAMES

Escalade Sports has an agreement and contract with Sweden Table Tennis AB for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA(R) for the United States and Canada. Escalade Sports has a non-exclusive, non-transferable license to use the trademark PSE(R); only and specifically for the purpose of applying to juvenile archery equipment and approved archery accessories retailing up to $79.99.

Escalade is the owner of several registered trademarks and brand names. In the sporting goods segment, the Company holds the Ping-Pong(R), Harvard(R), Accudart(R), Indian Archery(R) and Goaliath(R), registered trademarks and utilizes the Goalrilla(TM), Silverback(TM), Rhino Play(TM), U. S. Weight(TM), The Step(R), Murrey(R), Mosconi(R), Mizerak(R) and PSE(R) brand names. In the office/graphic arts segment, the Company owns the Premier(R) and Intimus(R) registered trademark the Martin Yale(TM), Master Products(TM), Mead Hatcher(TM), Taros(TM), Paper Monster(TM) and VacuShred(TM) brand names.

BACKLOG AND SEASONALITY

Sales are primarily pursuant to standard purchase orders. In most cases products are shipped within the same month received. Unshipped orders at the end of the fiscal year (backlog), were not material, and therefore not an indicator of future results. Consumer demand for sporting goods is extremely seasonal and driven by Christmas season demand. Over the past three years approximately 74% of sporting goods sales have come in the second half of the year. The Company expects sporting goods sales to continue to be seasonal in the future. Demand for Office Products has not been seasonal and is not expected to be so in the future.

EMPLOYEES

The number of full time employees at December 27, 2003 and December 28, 2002 for each business segment were as follows:

                                                    2003        2002
                                                   -----        ----
            Sporting Goods
                 USA                                 404         285
                Mexico                               192         134
                                                   -----         ---
                                                     596         419
            Office/Graphic Arts
                USA                                  137         107
                Mexico                                95          96
                Europe                               202          --
                                                   -----         ---
                                                     434         203
                                                   -----         ---
            Total                                  1,030         622
                                                   =====         ===

The International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers AFL-CIO represent hourly rated employees at the Escalade Sports' Evansville, Indiana factory; approximately 120 employees at December 27, 2003. The current 3-year contract expires in April 2006.

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

SEC REPORTS

Our Internet site (www.escaladeinc.com) makes available to interested parties our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports, as well as all other reports and schedules we file electronically with the Securities and Exchange Commission (the "Commission"), as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission. Interested parties may also find reports, proxy and information statements and other information on issuers that file electronically with the Commission at the Commission's Internet site (http://www.sec.gov).

ITEM 2--PROPERTIES

At December 27, 2003, the Company operated from the following locations:

                                          SQUARE       OWNED OR
LOCATION                                 FOOTAGE        LEASED       USE
--------                                 -------       --------      ---
Sporting Goods
      Evansville, Indiana, USA           346,000        Owned        Manufacturing and distribution; sales
                                                                     and marketing; administration
      Evansville, Indiana, USA           132,000        Leased       Warehousing
      Olney, Illinois, USA               100,000        Leased       Manufacturing and distribution
      Gainesville, Florida, USA          155,000        Owned        Manufacturing and distribution
      National City, California, USA      51,000        Leased       Warehousing and distribution
      Tijuana, Mexico                     83,000        Owned        Manufacturing and distribution
      Tijuana, Mexico                     83,000        Leased       Manufacturing
      Ensenada, Mexico                    33,000        Leased       Manufacturing

Office Products
      Wabash, Indiana, USA               141,000        Owned        Manufacturing and distribution; sales
                                                                     and marketing; administration
      Sanford, N. Carolina, USA           50,000        Leased       Sales and marketing
      Tijuana, Mexico                     84,000        Leased       Manufacturing and distribution
      Markdorf, Germany                   70,000        Owned        Manufacturing and distribution; sales
                                                                     and marketing; administration
      Paris, France                       13,000        Leased       Distribution; sales and marketing
      Crawley, UK                         17,000        Leased       Sales and marketing

The Company has no idle facilities, and believes that its facilities are in excellent condition and suitable for their respective operations. The Company also believes that it is in compliance with all applicable environmental regulations and is not subject to any proceeding by any federal, state or local authorities regarding such matters. The Company provides regular maintenance and service on its plants and machinery as required.

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

None.

                                     PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

The Company's common stock is traded under the symbol "ESCA" on the Nasdaq National Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the Nasdaq National Market:

PRICES                                                     HIGH          LOW
------                                                     ----          ---
  2003
  Fourth quarter ended December 27, 2003                 $  29.67     $  21.25
  Third quarter ended October 4, 2003                       24.70        15.75
  Second quarter ended July 12, 2003                        19.05        12.15
  First quarter ended March 22, 2003                        20.01        12.13
  2002
  Fourth quarter ended December 28, 2002                 $  20.09     $  19.49
  Third quarter ended October 5, 2002                       19.85        19.16
  Second quarter ended July 13, 2002                        22.48        21.27
  First quarter ended March 23, 2002                        19.91        19.30

The closing market price on February 28, 2004 was $38.77 per share.

On February 18, 2004, The Company announced the payment of an annual dividend of $0.24 per share to all shareholders of record on March 5, 2004, payable on March 12, 2004.

On February 23, 2002, the Board of Directors declared a 3 for 1 stock split payable to stockholders of record on March 15, 2002, which was distributed on March 28, 2002. All per share amounts have been adjusted to reflect the 3 for 1 stock split.

There were approximately 351 holders of record of the Company's Common Stock at February 28, 2004. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 850.

ITEM 6--SELECTED FINANCIAL DATA
(In thousands, except per share data)

                                    DECEMBER 27,     December 28,     December 29,     December 30,     December 25,
AT AND FOR YEARS ENDED                  2003             2002             2001             2000             1999
----------------------              ------------     ------------     ------------     ------------     ------------
INCOME STATEMENT DATA
   Net sales
      Sporting goods                  $139,285         $126,745         $118,867         $ 79,948         $52,767
      Office and graphic
        arts products                   82,443           28,710           29,986           36,133          33,407
        Total net sales                221,728          155,455          148,853          116,081          86,174

   Net income                           14,850           11,138           11,139            8,100           6,100

   Weighted-average shares               6,484            6,486            6,447            7,083           9,114

PER SHARE DATA
   Basic earnings per share           $   2.29         $   1.72         $   1.73         $   1.14         $  0.67
   Cash dividends                            0                0                0                0               0

BALANCE SHEET DATA
   Working capital                      24,657           27,041           13,574           12,485          14,899
   Total assets                        134,437           96,788           76,111           69,476          66,850
   Short-term bank debt                 21,568           11,223            9,770           13,267          11,570
   Long-term bank debt                  15,020           16,700            6,800           12,700          10,700
   Total stockholders' equity           61,283           45,875           34,396           23,960          29,438

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

The following section should be read in conjunction with Item 1: Business; Item 6: Selected Financial Data; and Item 8: Financial Statements and Supplementary Data.

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

OVERVIEW

Escalade, Incorporated ("Escalade" or "Company") manufactures and distributes products for two industries: Sporting Goods and Office Products. Within these industries the Company has successfully built a commanding market presence in niche markets. This strategy is heavily dependent on brand recognition and excellent customer service. The Company's strategic advantage is established relationships with major retailers. This allows the Company to bring new product to the market in a very cost effective manner. In addition to strategic customer relations, the Company has over 75 years of manufacturing experience that enable it to be a low cost supplier.

Because the Company has a strong market position in many of its product lines, significant internal growth is not anticipated. To enable rapid growth the Company has developed a strategy of growth through strategic acquisition. Under this scenario the Company acquires product lines with strong brand recognition and then takes them to market through its established distribution channels building on the Company's market leader position. Significant synergies are achieved through assimilation into the existing company structure. Management believes that key indicators in measuring the success of this strategy are revenue growth and earnings growth. The following table sets for the percentage growth in revenues and net income over the prior years:

                                                         2003         2002         2001
                                                        ------       ------       ------
      Net revenue                                         42.6%         4.4%        28.2%
      Net Income                                          33.3%         0.0%        37.5%

RESULTS OF OPERATIONS

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

                                                         2003         2002         2001
                                                        ------       ------       ------
      NET REVENUE                                        100.0%       100.0%       100.0%
      Cost of products sold                               69.6%        71.5%        71.8%
                                                        ------       ------       ------
      GROSS MARGIN                                        30.4%        28.5%        28.2%
      Selling, administrative and general expenses        20.9%        16.9%        14.7%
                                                        ------       ------       ------
      OPERATING INCOME                                     9.5%        11.6%        13.5%
                                                        ======       ======       ======

CONSOLIDATED REVENUE AND GROSS MARGIN

Revenues for 2003 were 42.6% higher than the prior year due primarily to two acquisitions. In Sporting Goods the Company acquired substantially all of the assets of North American Archery Group, LLC, a manufacturer of archery equipment. The product lines acquired in this acquisition contributed roughly $10 million in net revenues. In the Office Products business, the Company acquired 100% of the outstanding shares of Schleicher & Co. International, AG, a manufacturer and distributor of data shredder products headquartered in Germany. The data shredder product line added approximately $54 million in net revenues.

As a result of the change in product mix generated by the two acquisitions, the consolidated gross margin ratio for 2003 improved over 2002. The archery product line acquired in Sporting Goods has significantly higher gross margin ratios than existing Sporting Goods products, resulting in a slight improvement in the overall Sporting Goods gross margin ratio compared to the prior year. As the archery product line grows, the overall gross margin ratio in Sporting Goods will continue to improve. In contrast, the overall gross margin ratio in the Office Products business dropped in comparison to the prior year because the gross margin ratios on data shredder products is less than the combined gross margin ratio on other Office Products. However, because this reduced Office Product gross margin ratio is still significantly higher than the Sporting Goods gross margin ratio, it has an elevating effect on the consolidated gross margin ratio because Office Products became a higher percentage of overall revenues. The Company has taken actions to improve the gross margin ratios on data shredder equipment and expects to report improvements late in 2004.

Revenues for 2002 were 4% above 2001 revenues; increased revenues in the Sporting Goods segment were partially offset by declines in the Office Products segment. The full effect of Sporting Goods acquisitions in 2001 was the primary reason for the 6% revenue growth in Sporting Goods over 2001. Continued sluggishness in the U.S. economy and stiff price competition from overseas vendors resulted in lower Office Products sales compared to 2001.

The overall gross margin ratio in 2002 was marginally better than the 2001 gross margin ratio. The increase is attributed to the effect of the 2001 acquisitions in Sporting Goods. The gross margin ratio in Office Products was unchanged from the prior year.

CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The overall ratio of selling, general and administrative expenses as a percentage of net revenues increased in 2003 compared to 2002. However, the ratio in each business segment remained relatively unchanged from 2002. The increase in the consolidated ratio is directly related to the increased size of the Office Products segment in relation to the consolidated group. The expense ratio in the Office Products segment is roughly twice as high as the corresponding ratio in the Sporting Goods segment; primarily due to traditional program and catalog costs associated with the office supply retail channel. As a result of the data shredder acquisition, Management has identified several areas where synergies will result in cost reductions in selling, general and administrative costs. Management expects modest cost reductions in 2004, with the full impact to be realized in 2005.

In 2002, the ratio of selling, general and administrative expense to net revenues increased in comparison to 2001 as a direct result of increased costs in the Sporting Goods business segment resulting from the West Coast Longshoreman lockout. The disruption in shipping resulted in significant expediting costs to meet customer requirements.

SPORTING GOODS

The revenue and net income for the Sporting Goods business segment for the three years ended December 27, 2003 were as follows:

      In Thousands                  2003            2002            2001
      ------------                --------        --------        --------
      Revenues                    $139,285        $126,745        $118,867
      Net income                  $  9,720        $  8,400        $  6,721

Revenues increased 10% in 2003 compared to 2002, primarily due to the archery acquisition, which added approximately $10 million in revenues. Excluding this effect, revenues were only slightly better than 2002. This was an expected outcome because several major customers had unusually high inventory levels of the Company's products at the end of 2002 as a direct result of shipping delays caused by the West Coast Longshoreman Lockout just before the 2002 Christmas season. As expected, sales to the Company's largest customer, Sears Roebuck & Co. (SEARS) were lower than 2002, representing 38% of net sales in 2003 compared to 47% in 2002. Increased placement in retailers other than SEARS allowed the Company to compensate for the decline in sales to SEARS. Sales reports from SEARS indicate that "sell-through" of the Company's products was strong during the 2003 Christmas season and that year-end inventory levels of the Company's products were normal. The lack of excess inventory at customers, strong "sell-through" at the retail level and increased placement indicate a bright outlook for 2004.

As a direct result of higher sales at a slightly better gross margin, net income in 2003 increased 16% over 2002. Both the increased sales volume and increased gross margin ratio are directly attributed to the archery acquisition.

Revenues in 2002 were 7% higher than 2001. This increase is attributed to the full effect of strategic acquisitions made in 2001.

Net income in 2002 increased 25% over 2001 primarily due to the increased gross margin associated with new products acquired in 2001.

OFFICE PRODUCTS

The revenue and net income for the Office Products business segment for the three years ended December 27, 2003 were as follows:

      In Thousands                   2003            2002            2001
      ------------                 -------         -------         -------
      Revenues                     $82,443         $28,710         $29,986
      Net income                   $ 4,223         $ 3,029         $ 3,534

As a direct result of the data shredder acquisition, revenues in 2003 increased 187% over 2002. Revenues from data shredder sales were approximately $54 million in 2003. Excluding data shredder sales, Office Product revenues were relatively unchanged from the prior year, indicating a halt to the declining sales trend experienced in previous years; an improved U.S. economy and access to European markets as a result of the data shredder acquisition, appear to be the primary factors for this change. Increased data security awareness and an improving global economy are key factors in Management's optimistic outlook for 2004.

Net income increased 39% over 2002; primarily due to a one-time gain of approximately $1.4 million related to the forgiveness of European bank debt assumed in the data shredder acquisition and subsequently forgiven by the bank in negotiations independent of the acquisition. This gain was recorded in other income on the consolidated income statement. Excluding this gain, the Office Products business segment would have reported lower net income compared to 2002 because the data shredder business was not profitable in 2003. Management has initiated actions to ensure the profitability of the data shredder business and expects the data shredder business to contribute to net income in 2004, but the full effect of these actions will not materialize until 2005.

Revenues in 2002 were lower than 2001 as a result of the depressed U.S. economy and tough price competition from foreign imports. This decline in revenue and the absence of a one-time real estate gain recorded in 2001, resulted in lower 2002 net income compared to 2001.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company remains strong. The current ratio, a basic measure of liquidity (current assets divided by current liabilities), declined from 1.8 as of December 28, 2002 to 1.4 as of December 27, 2003; comparable to 1.4 at December 29, 2001. The higher current ratio at December 28, 2002 was the result of unusually high inventory and accounts receivable balances due to the shipping delays caused by the 2002 West Coast Longshoreman Lockout. At December 27, 2003, inventory and accounts receivable balances are at historically normal levels. The Company's strong earnings in 2003, coupled with this conversion of current assets into cash, enabled the Company to finance two significant acquisitions and reduce bank debt by $1.7 million. As a percentage of stockholders' equity, long-term bank debt has decreased from 37% at December 28, 2002 to 26% at December 27, 2003.

In 2003, operations generated $27 million in cash compared to $4 million in 2002 and $20 million in 2001. Cash was provided by net income adjusted for non-cash related items. Approximately $9 million of the cash generated in 2003 came from reductions in accounts receivable and inventory that were unusually high at December 28, 2002.

The Company used $24 million for investing activities in 2003, compared to $13 million in 2002 and $11 million in 2001. In 2003, the Company invested approximately $10 million each, in the archery and data shredder acquisitions, and another $1.5 million increasing its ownership interest in STIGA Table Tennis and acquiring additional assets in the STEP product line. The Company used approximately $10 million for acquisitions in 2002, and $9 million in 2001. As opportunities present themselves, the Company will continue to make strategic investments.

In 2003, the Company used approximately $6 million for financing activities, compared to generating $12 million in 2002 and using $9 million in 2001. The Company used approximately $4 million to reduce debt and $2 million to acquire its own stock. In contrast, the Company increased debt by $11 million in 2002 after reducing debt by $9 million in 2001. In the absence of additional acquisitions, the Company anticipates cash generated by operations to further reduce outstanding debt in 2004.

The Company's working capital requirements are primarily funded from cash flows from operations and revolving credit agreements with its banks. During 2003, the Company's maximum borrowings under its primary revolving credit lines aggregated $75 million and the Company met all its debt covenants. A favorable interest rate climate and the Company's strong financial condition resulted in lower borrowing costs on the Company's primary bank debt; the average effective interest rate in 2003 was 3.3%. The Company's relationship with its primary lending bank remains strong and the Company expects to have access to the same level of revolving credit that was available in 2003. In addition, the Company believes it can quickly reach agreement with alternative lending institutions to increase available credit should the need arise.

On February 18, 2004, the Company's Board of Directors announced the payment of an annual dividend of $0.24 per share to all shareholders of record on March 5, 2004, payable on March 12, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements that are expected to impact the Company at this time.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

The Company has no financing arrangements that are not recorded on the Company's balance sheet.

CONTRACTUAL OBLIGATIONS

The following schedules summarizes the Company's contractual obligations as of December 27, 2003:

                                                         Payments Due by Period
                                 ----------------------------------------------------------------------
                                               Less than 1                                  More than 5
Contractual Obligations           Total           year       1 - 3 years     3 - 5 years        years
                                 -------       -----------   -----------     -----------    -----------
Long-term debt                   $16,083         $  354         $  709         $12,320         $2,700
Operating Leases                   4,577          1,611          1,572             965            429
Minimum payments under
      royalty agreements           1,815            315            700             700            100
                                 -------         ------         ------         -------         ------
Total                            $22,475         $2,280         $2,981         $13,985         $3,229
                                 =======         ======         ======         =======         ======

CRITICAL ACCOUNTING ESTIMATES

The methods, estimates and judgments used in applying the Company's accounting policies have a significant impact on the results reported in its financial statements. Some of these accounting policies require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The most critical accounting estimate includes assessing the degree to which outstanding accounts receivable will be collectible. The Company has other policies that are considered key policies, but these do not meet the definition of critical accounting estimates because they do not generally require estimates or judgments that are difficult or subjective.

Allowance for doubtful accounts

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

Based on the procedures discussed above, management is of the opinion that the reserve of $2.0 million was adequate, but not excessive, to absorb estimated credit losses associated with the accounts receivable balance at December 27, 2003.

EFFECT OF INFLATION

The Company cannot accurately determine the precise effects of inflation; however, there were some increases in sales and costs due to inflation in 2003. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expense levels, improving manufacturing technologies and redesigning products to keep these costs under control.

CAPITAL EXPENDITURES

As of December 27, 2003, the Company had no material commitments for capital expenditures.

ITEM 7. A. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company's foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes would not have resulted in a material impact on income before taxes for the year ended December 27, 2003.

A substantial portion of the Company's debt is based on U.S. prime and LIBOR interest rates. In an effort to lock-in current low rates and mitigate the risk of unfavorable interest rate fluctuations the Company has entered into an interest rate swap agreement. This agreement effectively converted a portion of its variable rate debt into fixed rate debt.

An adverse movement of equity market prices would have an impact on the Company's long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At December 27, 2003 the aggregate book value of long-term marketable equity securities was $1.5 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Item 8 are set forth in Part IV, Item 14.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9. A. -- CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 24, 2004 under the captions "Certain Beneficial Owners," "Election of Directors," and "Executive Officers of the Registrant" and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 24, 2004 under the caption "Executive Compensation" and is incorporated herein by reference, except that the information required by Items 402(k) and
(l) of Regulation S-K which appear within such caption under the sub-headings "Compensation and Stock Option Committees", "Report of Audit Committee" and "Financial Performance" are specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant's proxy statement relating to its annual meeting of stockholders scheduled to be held on April 24, 2004 under the caption "Certain Beneficial Owners" and is incorporated herein by reference.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                    Number of                Weighted-Average
                                             Securities to be Issued          Exercise Price                 Number of
                                                Upon Exercise of          of Outstanding Options,       Securities Remaining
                                              Outstanding Options,               Warrants               Available for Future
Plan Category                                  Warrants and Rights              and Rights                    Issuance
-------------                                -----------------------      -----------------------       --------------------
Equity compensation plans approved by
   security holders (1)                              319,695                       11.19                       661,706
Equity compensation plans not approved by
   security holders                                       --                                                        --
                                                     -------                                                   -------
        Total                                        319,695                                                   661,706
                                                     =======                                                   =======

(1) These plans are the Company's 1997 Incentive Stock Option Plan and the 1997 Director Stock Option Plan.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14 -- PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the registrant's proxy statement relating to its annual meeting of stockholders scheduled to be held on April 24, 2004 under the caption "Principal Accounting Firm Fees" and is incorporated herein by reference.

                                     PART IV

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   DOCUMENTS FILED AS A PART OF THIS REPORT:

      (1)   FINANCIAL STATEMENTs

              Independent Accountants' Report

              Consolidated financial statements of Escalade, Incorporated and subsidiaries:

                  Consolidated balance sheets--December 27, 2003 and
                       December 28, 2002

                  Consolidated statements of income--fiscal years ended
                       December 27, 2003, December 28, 2002 and
                       December 29, 2001

                  Consolidated statements of stockholders' equity--fiscal years ended December 27, 2003, December 28, 2002 and
                       December 29, 2001

                  Consolidated statements of cash flows--fiscal years ended
                       December 27, 2003, December 28, 2002 and
                       December 29, 2001

                  Notes to consolidated financial statements

      (2)   FINANCIAL STATEMENT SCHEDULES

              Independent Accountants' Report on financial statement schedule

              For the three-year period ended December 27, 2003:

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

            3.1   Articles of incorporation of Escalade, Incorporated (a)

            3.2   By-Laws of Escalade, Incorporated (a)

            4.1   Form of Escalade, Incorporated's common stock certificate (a)

            10.1 Licensing agreement between Sweden Table Tennis AB and Indian Industries, Inc. dated January 1, 1995 (d)

            10.2 Amended and Restated Credit Agreement dated October 24, 2001 between Escalade, Incorporated and Bank One, Indiana, N.A. dated August 29, 2002 (g)

            10.3 First Amendment to Amended and Restated Credit Agreement dated October 24, 2001 between Escalade, Incorporated and Bank One, Indiana, N.A. dated August 29, 2002 (h)

            10.4 Third Amendment to amend and restate the credit agreement between Escalade, Incorporated and Bank One, N.A. The effective date is June 1, 2003 (i)

            10.5 Credit Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association (excluding exhibits and schedules not deemed to be material). The effective date is September 7, 2003 (j)

            10.6 Revolving Note dated as of September 5, 2003 in principal amount of $45,000,000, executed by Indian-Martin, Inc. in favor of Bank One, National Association (j)

            10.7 Pledge Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association (j)

            10.8 Collateral Assignment and Security Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association (j)

            10.9 Receivables Purchase Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Indian-Martin AG (j)

            10.10 Receivables Purchase Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Indian Industries, Inc. Substantially similar Receivables Purchase Agreements were also entered into by Indian-Martin, Inc. and each of Escalade, Incorporated's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc., Master Products Manufacturing Company, Inc., U.S. Weight, Inc. and Bear Archery, Inc. (j)

            10.11 Services Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Martin Yale Industries, Inc. Substantially similar Services Agreements were also entered into by Indian-Martin, Inc. and each of Escalade, Incorporated's other domestic operating subsidiaries, Harvard Sports, Inc., Indian Industries, Inc., Master Products Manufacturing Company, Inc., U.S. Weight, Inc. and Bear Archery, Inc. (j)

            10.12 Escalade Subordination Agreement dated as of September 5, 2003 between Escalade, Incorporated and Bank One, National Association (j)

            10.13 Offset Waiver Agreement dated as of September 5, 2003 between
                  Escalade, Incorporated, Bank One, National Association, Indian-Martin, Inc., Harvard Sports, Inc., Indian Industries, Inc., Martin Yale Industries, Inc., Master Products Manufacturing Company, Inc., U.S. Weight, Inc. and Bear Archery, Inc. (j)

            10.14 Loan Agreement dated September 1, 1998 between Martin Yale
                  Industries, Inc. and City of Wabash, Indiana (f)

            10.15 Trust Indenture between the City of Wabash, Indiana and Bank
                  One Trust Company, NA as Trustee dated September 1, 1998 relating to the Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1998 (Martin Yale Industries, Inc. Project) (f)

      (4)   EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

            10.16 The Harvard Sports/Indian Industries, Inc. 401(k) Plan as
                  amended and merged in 1993 (c)

            10.17 Martin Yale Industries, Inc. 401(k) Retirement Plan as amended in 1993 (c)

            10.18 Incentive Compensation Plan for Escalade, Incorporated and its
                  subsidiaries (a)

            10.19 Example of contributory deferred compensation agreement between Escalade, Incorporated and certain management employees allowing for deferral of compensation (a)

            10.20 1997 Director Stock Compensation and Option Plan (e)

            10.21 1997 Incentive Stock Option Plan (e)

            21    Subsidiaries of the Registrant

            23    Consent of BKD, LLP

            99.1  Certification of Chief Executive Officer

            99.2  Certification of Chief Financial Officer

            (a) Incorporated by reference from the Company's Form S-2 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987

            (b)   Intentionally deleted

            (c) Incorporated by reference from the Company's 1993 Annual Report on Form 10-K

            (d) Incorporated by reference from the Company's 1995 Annual Report on Form 10-K

            (e)   Incorporated by reference from the Company's 1997 Proxy
                  Statement

            (f) Incorporated by reference from the Company's 1998 Third Quarter Report on Form 10-Q

            (g) Incorporated by reference from the Company's 2001 Third Quarter Report on Form 10-Q

            (h) Incorporated by reference from the Company's 2002 Third Quarter Report on Form 10-Q

            (i) Incorporated by reference from the Company's 2003 Second Quarter Report on Form 10-Q

            (j) Incorporated by reference from the Company's 2003 Third Quarter Report on Form 10-Q

(B)   REPORTS ON FORM 8-K

      (1) On October 24, 2003, Escalade filed a report on Form 8-K relating to its financial information for the quarter ended October 4, 2003 and forward-looking statements as presented in the shareholder message and press release dated October 24, 2003.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants' Report are submitted herewith:

                                                                                                  Page
    Independent Accountants' Report ........................................................       19

    Consolidated financial statements of Escalade, Incorporated and subsidiaries:

       Consolidated balance sheets--December 27, 2003 and December 28, 2002 ................       20

       Consolidated statements of income--fiscal years ended December 27, 2003,
           December 28, 2002 and December 29, 2001 .........................................       21

       Consolidated statements of stockholders' equity--fiscal years ended December 27,
           2003, December 28, 2002 and December 29, 2001 ...................................       22

       Consolidated statements of cash flows--fiscal years ended December 27, 2003,
           December 28, 2002 and December 29, 2001 .........................................       23

       Notes to consolidated financial statements ..........................................       24

[BKD LLP LOGO]

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and Board of Directors
Escalade, Incorporated
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated and subsidiaries as of December 27, 2003 and December 28, 2002 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 27, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Escalade, Incorporated and subsidiaries at December 27, 2003 and December 28, 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

Evansville, Indiana
February 3, 2004

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 27,      December 28,
All Amounts in Thousands Except Share Information                          2003              2002
                                                                       ------------      ------------
ASSETS
   Current assets
      Cash and cash equivalents                                          $    648          $  3,370
      Receivables, less allowances of $1,991 and $550                      45,073            34,141
      Inventories                                                          29,853            20,549
      Prepaid expenses                                                      1,611               542
      Deferred income tax benefit                                           2,434               815
                                                                         --------          --------
           Total current assets                                            79,619            59,417

      Property, plant and equipment                                        17,537             9,059
      Intangible assets                                                     9,026             6,492
      Goodwill                                                             18,777            13,351
      Other assets                                                          9,478             8,469
                                                                         --------          --------

                                                                         $134,437          $ 96,788
                                                                         ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
      Notes payable--bank                                                $ 21,568          $ 11,223
      Current portion of long-term debt                                       354               167
      Trade accounts payable                                                8,139             2,793
      Accrued liabilities                                                  23,321            17,004
      Income tax payable                                                    1,580             1,189
                                                                         --------          --------
           Total current liabilities                                       54,962            32,376
                                                                         --------          --------

   Other liabilities
      Long-term debt                                                       15,729            17,200
      Deferred compensation                                                 1,408             1,337
      Interest Rate Swap                                                    1,055                --
                                                                         --------          --------
                                                                           18,192            18,537
                                                                         --------          --------
   Stockholders' equity
      Preferred stock
        Authorized--1,000,000 shares, no par value, none issued
      Common stock
        Authorized--10,000,000 shares, no par value
        Issued and outstanding--2003--6,427,081 shares,
           2002--6,508,856 shares                                           6,427             6,509
      Retained earnings                                                    52,609            38,709
      Additional paid-in capital                                               --               681
      Accumulated other comprehensive income (loss)                         2,247               (24)
                                                                         --------          --------
                                                                           61,283            45,875
                                                                         --------          --------

                                                                         $134,437          $ 96,788
                                                                         ========          ========

See notes to consolidated financial statements.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                           Years Ended
                                                        -------------------------------------------------
                                                        DECEMBER 27,       December 28,      December 29,
All Amounts in Thousands Except Per Share Data              2003               2002              2001
                                                        ------------       ------------      ------------
Net Sales                                                $ 221,728           $155,455          $148,853

Costs, Expenses and Other Income
   Cost of products sold                                   154,365            111,164           106,921
   Selling, administrative and general expenses             46,367             26,328            21,850
   Amortization of goodwill                                     --                 --               862
   Interest                                                  2,282                951             1,359
   Other expense (income)                                   (2,509)                69               430
                                                         ---------           --------          --------
                                                           200,505            138,513           131,423
                                                         ---------           --------          --------

Income Before Income Taxes                                  21,223             16,943            17,430

Provision for Income Taxes                                   6,373              5,804             6,292
                                                         ---------           --------          --------

NET INCOME                                               $  14,850           $ 11,138          $ 11,139
                                                         =========           ========          ========

Per Share Data
   Basic earnings per share                              $    2.29           $   1.72          $   1.73
                                                         =========           ========          ========

   Diluted earnings per share                            $    2.25           $   1.66          $   1.68
                                                         =========           ========          ========

See notes to consolidated financial statements.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         ACCUMULATED
                                                                                                            OTHER
                                                        COMMON STOCK                      ADDITIONAL    COMPREHENSIVE
                                                     ------------------      RETAINED      PAID-IN         INCOME
All Amounts in Thousands                             SHARES      AMOUNT      EARNINGS      CAPITAL          (LOSS)         TOTAL
                                                     ------     -------     ---------     ----------    -------------    --------
BALANCES AT DECEMBER 30, 2000                         2,166     $ 2,166     $  21,492     $     105       $     197      $ 23,960

   Comprehensive income
      Net income                                                               11,139                                      11,139
      Unrealized losses on securities, net of tax                                                               (72)          (72)
                                                                                                                         --------
                                                                                                                           11,067

   Exercise of stock options                             32          32                         434                           467

   Stock issued under the Director Stock Option
      Plan                                                6           6                         102                           108
   Purchase of stock                                    (63)        (63)         (777)         (365)                       (1,206)
   Stock split                                        4,283
   Restatement of common stock to $1 per share                    4,283        (4,283)                                         --
                                                     ------     -------     ---------     ---------       ---------      --------

BALANCES AT DECEMBER 29, 2001                         6,424       6,424        27,571           276             125        34,396

   Comprehensive income
      Net income                                                               11,138                                      11,138
      Unrealized losses on securities, net of tax                                                              (149)         (149)
                                                                                                                         --------
                                                                                                                           10,989

   Exercise of stock options                             96          96                         441                           537

   Stock issued under the Director Stock Option
      Plan                                               12          12                          68                            80
   Purchase of stock                                    (23)        (23)                       (104)                         (127)
                                                     ------     -------     ---------     ---------       ---------      --------

BALANCES AT DECEMBER 28, 2002                         6,509       6,509        38,709           681             (24)       45,875

   Comprehensive income
      Net income                                                               14,850                                      14,850
      Unrealized Gain on securities, net of tax                                                                 103           103
      Foreign Currency Translation Adjustment                                                                 2,853         2,853
      Unrealized Loss on Interest Rate Swap
        Agreement, net of tax                                                                                  (685)         (685)
                                                                                                                         --------
                                                                                                                           17,121

   Exercise of stock options                             60          60                         290                           350

   Stock issued under the Director Stock Option
      Plan                                                2           2                          49                            51
   Purchase of stock                                   (144)       (144)         (950)       (1,020)                       (2,114)
                                                     ------     -------     ---------     ---------       ---------      --------

BALANCES AT DECEMBER 27, 2003                         6,427     $ 6,427     $  52,609     $      --       $   2,247      $ 61,283
                                                     ======     =======     =========     =========       =========      ========

See notes to consolidated financial statements.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All Amounts in Thousands)

YEARS ENDED DECEMBER 27, DECEMBER 28 AND DECEMBER 29                2003           2002           2001
                                                                  --------       --------       --------
OPERATING ACTIVITIES
   Net income                                                     $ 14,850       $ 11,138       $ 11,139
   Adjustments to reconcile net income to net cash
      provided by operating activities
      Depreciation and amortization                                  5,301          3,798          3,592
      Provision for doubtful accounts                                  131            101             40
      Deferred income taxes                                         (1,042)           (14)          (314)
      Provision for deferred compensation                              121            117            112
      Deferred compensation paid                                       (50)           (55)           (35)
      (Gain) loss on disposals of assets                               (25)          (304)           135
      Changes in
        Accounts receivable                                          3,077         (6,974)          (521)
        Inventories                                                  5,959         (1,004)           860
        Prepaids                                                       262           (378)           (27)
        Other assets                                                (1,024)          (500)           (49)
        Income tax payable                                            (264)          (493)          (293)
        Accounts payable and accrued expenses                         (770)        (1,557)         4,979
                                                                  --------       --------       --------
           Net cash provided by operating activities                26,526          3,875         19,618
                                                                  --------       --------       --------

INVESTING ACTIVITIES
   Premiums paid for life insurance                                    (32)           (32)           (32)
   Change in cash surrender value, net of loans and premiums          (121)            47             36
   Purchase of property and equipment                               (2,564)        (3,085)        (2,739)
   Purchase of long-term investments                                  (846)           (15)           (60)
   Purchase of Bear Archery assets                                  (9,855)            --             --
   Purchase of certain additional Mead Hatcher assets                   --           (600)            --
   Purchase of Accudart                                                 --             --         (1,966)
   Purchase of U. S. Weight                                             --             --         (5,889)
   Purchase of certain assets of Murrey and Sons                        --         (2,489)            --
   Purchase of certain assets of Steve Mizerak, Inc.                    --         (1,229)            --
   Purchase of all assets relating to The Step product line           (875)        (4,840)            --
   Proceeds from sale of property and equipment                        207          1,699             --
   Equity investment in Schleicher & Co. International AG           (9,886)        (2,557)            --
                                                                  --------       --------       --------
           Net cash used by investing activities                   (23,972)       (13,101)       (10,650)
                                                                  --------       --------       --------

FINANCING ACTIVITIES
   Net increase (decrease) in notes payable--bank                   (2,270)         1,453         (3,497)
   Proceeds from exercise of stock options                             350            617            575
   Reduction of long-term debt                                      (1,848)        (5,167)        (5,900)
   Purchase of stock                                                (2,114)          (127)        (1,206)
   Proceeds from long-term debt                                         --         14,900            833
                                                                  --------       --------       --------
           Net cash provided (used) by financing activities         (5,882)        11,676         (9,195)
                                                                  --------       --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                606             --             --
                                                                  --------       --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (2,722)         2,450           (227)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         3,370            920          1,147
                                                                  --------       --------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $    648       $  3,370       $    920
                                                                  ========       ========       ========

SUPPLEMENTAL CASH FLOWS INFORMATION
   Interest paid                                                  $  2,285       $    952       $  1,480
   Income taxes paid, net                                            7,207          6,831          7,122
   Fixed assets in accounts payable                                     --             68             --

See notes to consolidated financial statements.

                             ESCALADE, INCORPORATED

                   Notes to Consolidated Financial Statements

NOTE 1 -- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Escalade, Incorporated and its wholly owned subsidiaries (the "Company") are engaged in the manufacture and sale of sporting goods and office products. The Company is headquartered in Wabash, Indiana and has manufacturing facilities in the United States of America, Mexico, Germany and China. The Company sells products to customers throughout the world.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Escalade, Incorporated and its wholly-owned subsidiaries, Indian Industries, Inc., Martin Yale Industries, Inc., Indian-Martin, Inc., Indian-Martin, AG, EIM Company, Inc., and SOP Services, Inc. All material intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company's fiscal year is a 52 or 53 week period ending on the last Saturday in December. Fiscal 2003, 2002, and 2001 were each 52 weeks long ending on December 27, 2003, December 28, 2002, and December 29, 2001, respectively.

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

CASH AND CASH EQUIVALENTS

Highly liquid financial instruments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is based on the first-in, first-out (FIFO) method.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due between 30 and 60 days after the issuance of the invoice. Accounts past due more than 90 days are considered delinquent. Delinquent receivables are reserved or written off based on individual credit evaluation and specific circumstances of the customer.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation and amortization are computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: buildings, 20-30 years; leasehold improvements, 4-8 years; machinery and equipment, 5-15 years; and tooling, dies and molds, 2-4 years.

INVESTMENTS

Available for sale. Included in other assets on the consolidated balance sheet are marketable equity securities recorded at fair value with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income.

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

Non-Marketable Equity Securities and Other Investments. Also included in other assets are non-marketable minority equity investments in companies strategically related to the company's business. These investments are recorded at historical cost or, if the company has significant influence over the investee, using the equity method of accounting. The company's proportionate share of income or losses from investments accounted for under the equity method are recorded in other expense (income) on the consolidated statement of income.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair values of cash equivalents approximate cost due to the short period of time to maturity. Fair values of long-term investments, non-marketable debt investments, short-term debt, long-term debt and swaps, are based on quoted market prices or pricing models using current market rates. For the company's portfolio of non-marketable equity securities, management believes that the carrying value of the portfolio approximates the fair value at December 27, 2003. All of the estimated fair values are management's estimates; however, there is no readily available market and the estimated fair value may not necessarily represent the amounts that could be realized in a current transaction, and these fair values could change significantly.

EMPLOYEE STOCK OPTION PLAN

The Company has two stock-based compensation plans, which are described more fully in Note 8. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In Thousands Except Per Share Amounts)                           2003            2002            2001
                                                               ----------      ----------      ----------
  Net income, as reported                                      $   14,850      $   11,138      $   11,139
  Less: Total stock-based employee compensation cost
     determined under the fair value based method, net of
     income taxes                                                    (440)           (404)           (208)
                                                               ----------      ----------      ----------

  Pro forma net income                                         $   14,410      $   10,734      $   10,931
                                                               ==========      ==========      ==========

  Earnings per share
     Basic--as reported                                        $     2.29      $     1.72      $     1.73
                                                               ==========      ==========      ==========
     Basic--pro forma                                          $     2.22      $     1.65      $     1.70
                                                               ==========      ==========      ==========

     Diluted--as reported                                      $     2.25      $     1.66      $     1.68
                                                               ==========      ==========      ==========
     Diluted--pro forma                                        $     2.18      $     1.59      $     1.65
                                                               ==========      ==========      ==========

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

INTANGIBLE ASSETS

The Company has various intangible assets including consulting agreements, patents, trademarks, noncompetition agreements and goodwill. Amortization is computed using the straight-line method over the following lives: consulting agreements, the life of the agreement; non-compete agreements, the lesser of the term or 5 years; and

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

patents, 5 to 8 years. Trademarks are deemed to have indefinite useful lives and according are not amortized, but evaluated on an annual basis to determine whether any impairment in value has occurred.

PRODUCT WARRANTY

The Company provides limited warranties on certain of its products, for varying periods. Generally, the warranty periods range from 90 days to one year. However, some products carry extended warranties of seven-year, ten-year, and lifetime warranties. The Company records an accrued liability and expense for estimated future warranty claims based upon historical experience and management's estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and expense in the current year. A reconciliation of the liability is as follows:

In Thousands                                                                     2003          2002
                                                                               -------       -------
Beginning balance                                                              $ 1,324       $ 1,307

      Liability assumed through acquisition                                         45            --
      Changes in liability for product warranties issued                         1,122           981
      Changes in estimated liability for warranties issued in prior years          280           245
      Payments made under warranties                                            (1,137)       (1,209)
                                                                               -------       -------
Ending balance                                                                 $ 1,634       $ 1,324
                                                                               =======       =======

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Research and development costs incurred during 2003, 2002 and 2001 were approximately $2,947 thousand, $1,520 thousand, and $2,150 thousand, respectively.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 financial statement presentation. These reclassifications had no effect on net earnings.

NEW ACCOUNTING PRONOUNCEMENTS

In January of 2003, the FASB issued Interpretation No. 46, (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, and in December 2003 the FASB deferred certain effective dates of Interpretation No. 46. For all variable interest entities other than special purpose entities, the revised Interpretation is effective for periods ending after March 15, 2004. For variable interest entities meeting the definition of special purpose entities under earlier accounting rules, the Interpretation remains effective for periods ending after December 31, 2003. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. The Company has determined that it has no such instruments.

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. The objective of this Statement is to require issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic company. For these instruments, this Statement is effective for existing or new contracts for fiscal periods beginning after December 15, 2003. Adoption of this Standard is not expected to have a material effect on the Company.

In November 2002, the FASB issued Interpretation No. 45, (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for periods ending after December 15, 2002. The Company has product warranties that fall under the scope of FIN 45 and has adopted the requirements of FIN 45.

NOTE 2 -- INVENTORIES

Inventories consist of the following:

In Thousands                                            2003             2002
                                                      --------         --------
Finished products                                     $ 17,420         $ 10,263
Work in process                                          5,133            4,536
Raw materials and supplies                               7,300            5,750
                                                      --------         --------

                                                      $ 29,853         $ 20,549
                                                      ========         ========

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

In Thousands                                            2003             2002
                                                      --------         --------
Land                                                  $  1,773         $    300
Buildings and leasehold improvements                    15,596           10,071
Machinery and equipment                                 31,475           24,886
                                                      --------         --------
           Total cost                                   48,844           35,257
Accumulated depreciation and amortization              (31,307)         (26,198)
                                                      --------         --------
                                                      $ 17,537         $  9,059
                                                      ========         ========

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

NOTE 4 -- INVESTMENTS

Marketable equity securities available for sale were included in other assets as follows:

In Thousands                                            2003              2002
                                                       ------           -------
Cost Basis                                             $1,413           $ 1,242
Unrealized Gain (Loss)                                    133               (40)
                                                       ------           -------
Approximate Fair Market Value                          $1,546           $ 1,202
                                                       ======           =======

NOTE 5 -- ACQUIRED INTANGIBLE ASSETS AND GOODWILL

The carrying basis and accumulated amortization of recognized intangible assets were:

                                               2003                           2002
                                    -----------------------------------------------------------
                                      Gross                           Gross
                                    Carrying       Accumulated       Carrying      Accumulated
In Thousands                         Amount        Amortization       Amount       Amortization
                                    --------       ------------      --------      ------------
Amortized intangible assets
   Patents                           $ 6,078          $1,334          $4,720          $  585
   Consulting agreements                 810             710             810             660
   Non-compete agreements              1,700           1,180           1,700             880
   Trademarks                          3,783             121           1,509             121
                                     -------          ------          ------          ------
                                     $12,371          $3,345          $8,739          $2,247
                                     =======          ======          ======          ======

Amortization expense was $1,098 thousand for 2003, $1,112 thousand for 2002 and $361 thousand for 2001.

Estimated amortization expense for each reporting segment for each of the following five years is:

In Thousands               2004         2005        2006       2007       2008    Thereafter
                          ------       ------       ----       ----       ----    ----------
Sporting Goods            $1,154       $1,114       $824       $824       $824       $624
Office/Graphic Arts           --           --         --         --         --         --
                          ------       ------       ----       ----       ----       ----
                          $1,154       $1,114       $824       $824       $824       $624
                          ======       ======       ====       ====       ====       ====


The changes in the carrying amount of goodwill were:

In Thousands                                 Sporting Goods     Office Products       Total
                                             --------------     ---------------      -------
Balance at December 29, 2001                     $6,561             $ 6,200          $12,761
Acquired                                            590                  --              590
                                                 ------             -------          -------
Balance at December 28, 2002                      7,151               6,200           13,351
Acquired                                             --               4,566            4,566
Foreign Currency Translation Adjustment              --                 860              860
                                                 ------             -------          -------
Balance at December 27, 2003                     $7,151             $11,626          $18,777
                                                 ======             =======          =======

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles, requires transitional disclosures regarding the change in amortization and other treatment of goodwill and intangible assets for the year ended December 29, 2001 as follows:

In Thousands                                                               2001
                                                                         -------
Reported net income                                                      $11,139
   Add back: Goodwill amortization, net of tax                               827
                                                                         -------
        Pro-Forma net income                                             $11,966
                                                                         =======

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill. Additionally, it requires the Company to evaluate its existing intangible assets and goodwill and to make any necessary reclassifications in order to conform to the new separation requirements at the date of adoption. Goodwill and intangible assets determined to have indefinite useful lives that are acquired in a business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized until December 29, 2001. The Company adopted the provisions of SFAS No. 141 on December 30, 2001.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized but instead be tested for impairment at least annually, and that intangible assets other than goodwill should be amortized over their useful lives. The Company adopted the provisions on December 30, 2001. The Company did not have any impairment of goodwill or intangibles assets during 2003, 2002 or 2001.

NOTE 6 -- ACCRUED LIABILITIES

Accrued liabilities consist of the following:

In Thousands                                             2003              2002
                                                       -------           -------
      Employee compensation                            $10,443           $ 6,134
      Customer Allowances                                9,748             8,144
      Other accrued items                                3,130             2,726
                                                       -------           -------
                                                       $23,321           $17,004
                                                       =======           =======

NOTE 7 -- BORROWINGS

SHORT-TERM DEBT

Short-term debt at fiscal year-ends was as follows:

In Thousands                                                2003          2002
                                                          -------       --------
      Bank One Revolving line of credit                   $17,660       $ 11,223
      Deutsche Bank Revolving credit line                   2,623             --
      Unsecured demand note                                   790             --
      Other short-term debt                                   495             --
                                                          -------       --------
                                                          $21,568       $ 11,223
                                                          =======       ========

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

The Company's directly owned subsidiary, Indian-Martin, Inc., has a revolving line of credit under which it can borrow funds from time to time to purchase eligible accounts receivable from the company's operating subsidiaries which accounts are and will be pledged to secure those borrowings. At December 27, 2003, this line of credit aggregated $40 million, of which $17,660 thousand was borrowed. At the company's option, borrowings can be made under the bank's prime interest rate minus 1.25% or LIBOR plus 1.38%. At December 27, 2003, all borrowings under this revolving line of credit were under the prime interest rate option at an effective rate of 2.75%.

The Company's European subsidiaries have revolving credit line agreements with Deutsche Bank that are secured by the Company's real estate holdings in Germany. The combined amount available under these credit lines is 2.5 million Euros (approximately $3.1 million US Dollars at December 27, 2003), of which 2.1 million Euros ($2.6 million US Dollars) was used at December 27, 2003. Borrowings under these credit lines bear interest at 6.0%.

The liabilities of Schleicher & Co. International, AG (Schleicher), acquired in 2003, included a note payable to the founder of Schleicher in the amount of $790 thousand. This note is due on demand and bears interest at bank prime, 4% at December 27, 2003. Interest is payable quarterly.

During 2003, the Company negotiated and executed a debt reduction plan with two European banks wherein the banks agreed to forgive 1.2 million Euro (approximately 1.4 million US Dollars) in debt, in exchange for early settlement of the outstanding debt. The gain associated with this extinguishment of debt was recorded in other income. This transaction was not considered an element of the Schleicher acquisition because it was not contemplated until after the acquisition was completed and it was not part of the acquisition decision criteria.

LONG-TERM DEBT

Long-term debt at fiscal year-ends was as follows:

In Thousands                                                                            2003          2002
                                                                                      --------      --------
Revolving term loan of $35,000, the amount available under this revolving term loan is reduced by $7,000 annually starting March 31, 2004, balance due March
    31, 2008. At December 27, 2003, $2,320 of this revolving term loan had an interest rate of prime minus .75% or 3.25% and $10,000 had an interest rate
    of London Interbank Offered Rate (LIBOR) plus 1.00% or 2.62%, unsecured             12,320        14,000

Mortgage payable (Wabash, Indiana Adjustable Rate Economic Development Revenue
    Refunding Bonds), annual installments are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, current rate is 1.55%, due September 2028, secured
    by plant facility, machinery and equipment, and stand-by letter of credit            2,700         2,700

Contract payable for Accudart acquisition, due $167 annually beginning February
    1, 2002 through February 1, 2006, non-interest bearing, secured by a stand-by
    letter of credit                                                                  $    500      $    667

Contract Payable for acquisition of equity interest in Sweden Table Tennis, AB, unsecured and non-interest bearing. Annual payments of $187 due March of
    each year                                                                              563            --
                                                                                      --------      --------
                                                                                        16,083        17,367
Portion classified as current                                                             (354)         (167)
                                                                                      --------      --------

                                                                                      $ 15,729      $ 17,200
                                                                                      ========      ========

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

Maturities of long-term debt outstanding at December 27, 2003 are as follows:
$354 thousand in 2004; $354 thousand in 2005; $355 thousand in 2006; $5,320 thousand in 2007; $7,000 thousand in 2008; and $2,700 thousand thereafter.

The mortgages payable and term loan agreements contain certain restrictive covenants, of which the more significant include maintenance of specified net worth and maintenance of specified ranges of debt service and leverage ratios.

INTEREST RATE SWAP AGREEMENT

In May 2003, the Company entered into an interest rate swap agreement having a notional amount of $10 million and a maturity date of May 19, 2008. This swap agreement is designated as a cash flow hedge, and effectively converts a portion of the Company's variable rate debt to fixed rate debt with a weighted average interest rate of 5.08%. The Company entered into this interest rate swap agreement to manage interest costs and cash flows associated with variable interest rates, primarily short-term changes in LIBOR; changes in the cash flows of the interest rate swap offset changes in the interest payments on the covered portion of the Company's revolving debt. In connection with this interest rate swap agreement the Company recorded an after tax charge of $685 thousand in Other Comprehensive Income (OCI). There was no impact on net income due to ineffectiveness. The Company's exposure to credit loss on its interest rate swap agreement in the event of non-performance by the counterparty is believed to be remote due to the Company's requirement that the counterparty have a strong credit rating.

NOTE 8 -- STOCK OPTIONS

At the Company's 1997 annual meeting, the stockholders approved two Stock Option Plans reserving 900,000 common shares for issuance under an Incentive Stock Option Plan (ISO) and 300,000 common shares for issuance under a Director Stock Option Plan (DSO). The following table summarizes the option activity under the two plans:

                            Incentive Stock               Director Stock
                        Granted       Outstanding      Granted      Outstanding
                        -------       -----------      -------      -----------
            2003         87,400         303,400         1,189         16,295
            2002         77,100         280,200         5,713         18,175
            2001         83,700         310,762         6,207         18,585

Under the Company's ISO, which is accounted for in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, the Company grants selected executives and other key employees' stock option awards, which vest over four years of continued employment. The exercise price of each option, which has a five-year life, was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized. Options are exercisable commencing one year from the date of issuance to the extent vested.

Although the Company has elected to follow APB Opinion No. 25, Statement of Financial Accounting Standards (SFAS) No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that statement. The fair value of each option grant was estimated

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

on the grant date using an option-pricing model with the following assumptions:

                                                                  2003       2002       2001
                                                                 -------    -------    -------
Risk-free interest rates                                           2.90%      4.65%      4.76%
Dividend yields                                                       0%         0%         0%
Volatility factors of expected market price of common stock          46%        38%        95%
Weighted average expected life of the options                    5 YEARS    5 years    5 years

Stock option transactions are summarized as follows:

                                           2003                               2002                               2001
                                  --------------------------------------------------------------------------------------------
                                                 Option                             Option                             Option
                                   Shares         Price              Shares          Price               Shares         Price
                                   ------        ------              ------         ------               ------        ------
Outstanding at beginning                        $4.83 to                           $3.29 to                           $3.29 to
    of year                       298,375         18.06              329,347         7.19               288,861         7.00

                                                $13.97 to                          $7.59 to                           $5.83 to
Issued during year                 88,589         21.35               82,813         18.06               89,907         7.19

Canceled or expired                (6,950)                            (6,375)                           (10,571)

                                                $4.83 to                           $3.29 to                           $3.29 to
Exercised during year             (60,319)        18.06             (107,410)        7.19               (38,850)        7.00
                                  -------                           --------                            -------

                                                $4.83 to                           $4.83 to                           $3.29 to
Outstanding at end of year        319,695         21.35              298,375         18.06              329,347         7.19
                                  =======                           ========                            =======

Exercisable at end of year        128,031                            112,737                            143,805
                                  =======                           ========                            =======
Weighted-average fair value
    of options granted during
    the year                       $14.07                              $6.98                              $5.36
                                  =======                           ========                            =======

The following table summarizes information about fixed stock options outstanding at December 27, 2003:

                                Options Outstanding                              Options Exercisable
                    -------------------------------------------------------------------------------------
                    Number of     Weighted-Average                          Number of
   Range of          Shares           Remaining        Weighted-Average       Shares     Weighted-Average
Exercise Prices                   Contractual Life      Exercise Price                    Exercise Price
                    ---------     ----------------     ----------------     ---------    ----------------
$ 4.83 - $7.59       156,681          1.0 years             $ 6.28           109,206          $ 6.12
$13.97 - $18.06      161,825          3.7 years             $15.88            18,825          $18.06
    $21.35             1,189          4.3 years             $21.35                --             --
                     -------                                                 -------

                     319,695                                                 128,031
                     =======                                                 =======

Incentive stock options are exercisable at the rate of 25% over each of the four years following the date of grant.

During fiscal year 2003, 1,189 Director Stock Options were issued at an option price of $21.35 and can be exercised after April 28, 2004 with an expiration date of April 27, 2008.

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

NOTE 9 -- EARNINGS PER SHARE

The shares used in the computation of the company's basic and diluted earnings per common share are as follows:

In Thousands                                                      2003     2002     2001
                                                                 -----    -----    -----
Weighted average common shares outstanding                       6,484    6,486    6,447
Dilutive effect of Stock options                                   124      231      171
                                                                 -----    -----    -----
Weighted average common shares outstanding, assuming dilution    6,608    6,717    6,618
                                                                 =====    =====    =====

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

NOTE 10 -- OPERATING LEASES

The Company leases warehouse and office space under non-cancelable operating leases that expire at various dates through 2011. Terms of the leases, including renewals, taxes, utilities, and maintenance, vary by lease. Total rental expense included in the results of operations relating to non-cancelable leases with terms of more than one year were $2,232 thousand, $1,133 thousand, and $715 thousand in 2003, 2002, and 2001, respectively.

At December 27, 2003, minimum rental payments under noncancelable leases with terms of more than one year were as follows:

            In Thousands                                    AMOUNT
                                                           -------
            2004                                           $ 1,611
            2005                                               997
            2006                                               575
            2007                                               547
            2008                                               418
            2009 and beyond                                    429
                                                           -------
                                                           $ 4,577
                                                           =======

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

NOTE 11 -- PROVISION FOR TAXES

Income before taxes and the provision for taxes consisted of the following:

In Thousands                                 2003          2002          2001
                                           --------      --------      --------
Income before taxes:
    United States of America (USA)         $ 19,720      $ 16,943      $ 17,430
     Non USA                                  1,503            --            --
                                           --------      --------      --------
                                           $ 21,223      $ 16,943      $ 17,430
                                           ========      ========      ========
Provision for taxes:
    Current
        Federal                            $  5,802      $  4,678      $  5,384
        State                                 1,073           459           549
        International                           539           681           673
                                           --------      --------      --------
                                              7,414         5,818         6,606
                                           --------      --------      --------
     Deferred
        Federal                                (845)      (10,862)         (250)
        State                                  (196)       (3,558)          (64)
                                           --------      --------      --------
                                             (1,041)      (14,420)         (314)
                                           --------      --------      --------

                                           $  6,373      $  5,804      $  6,292
                                           ========      ========      ========

The Company has not provided for USA deferred taxes or foreign withholding taxes on undistributed earnings for non-USA subsidiaries. The company intends to reinvest these earnings indefinitely in operations outside the USA.

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands                                                                 2003         2002         2001
                                                                           -------      -------      -------
Income tax at statutory rate                                               $ 7,216      $ 5,760      $ 5,926
Increase (decrease) in income tax resulting from
   Recurring permanent differences (dividend exclusion, non-deductible
      officers' life insurance expense and foreign income)                      (6)         (56)          76
   State tax expense, net of federal effect                                    578          301          320
   Effect of lower international tax rates                                    (804)          --           --
   Research credit                                                            (111)        (102)          --
   Foreign net operating loss carryforwards                                   (101)          --           --
   Other                                                                      (399)         (98)         (31)
                                                                           -------      -------      -------

        Provision for income taxes recorded                                $ 6,373      $ 5,804      $ 6,292
                                                                           =======      =======      =======

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

The components of the net deferred tax asset are as follows:

In Thousands                                                      2003        2002
                                                                -------      ------
Assets
   Employee benefits                                            $   791      $  852
   Valuation reserves                                             2,070         536
   Goodwill and intangible assets                                    --          65
   Deferred compensation                                            525         497
   Depreciation                                                     200         316
   Unrealized loss on securities available for sale                  --          16
   Unrealized loss on interest rate swap agreement                  370          --
                                                                -------      ------
   Net operating loss carry forward                                 579          --
                                                                -------      ------
           Total assets                                           4,535       2,282
Liabilities
   Unrealized gain on sale of securities available-for-sale         (53)         --
   Goodwill and intangible assets                                   (69)         --
                                                                -------      ------
           Total assets                                            (122)         --
                                                                -------      ------
                                                                $ 4,413      $2,282
                                                                =======      ======

Deferred tax assets are included in the consolidation balance sheet as follows:

  In Thousands                                            2003           2002
                                                         ------         ------
  Current-Deferred income tax benefit                    $2,434         $  815
  Long-Term-included in other assets                      1,979          1,467
                                                         ------         ------
                                                         $4,413         $2,282
                                                         ======         ======

The Company has federal and state net operating loss carryforwards of approximately $800 thousand that expire in various amounts through 2018.

NOTE 12 -- EMPLOYEE BENEFIT PLANS

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $487 thousand, $461 thousand, and $376 thousand for 2003, 2002 and 2001, respectively.

NOTE 13 -- VOLUNTARY EMPLOYEE BENEFITS ASSOCIATION TRUST (VEBA)

The Company established a VEBA as a tax-exempt organization to provide life, medical, disability and other similar welfare benefits permitted pursuant to Internal Revenue Code Section 501(c)(9) for its employees.

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

NOTE 14 -- OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company manufactures and sells products in two industries: sporting goods and office products. Customers include retailers and wholesalers located throughout the United States and Europe. The sporting goods operating segment's products include: pool tables and accessories; table tennis tables and accessories; soccer and hockey tables; archery equipment and accessories; basketball goals; and fitness, arcade and darting products. The office/graphic arts operating segment's products include: data shredders; folding machines; paper trimmers and cutters; and other products used in the office environment.

In Thousands                               2003           2002           2001
                                        ---------      ---------      ---------
Sales to unaffiliated customers
   Sporting goods                       $ 139,285      $ 126,745      $ 118,867
   Office Products                         82,443         28,710         29,986
                                        ---------      ---------      ---------
        Total consolidated              $ 221,728      $ 155,455      $ 148,853
                                        =========      =========      =========

Segment profit
   Sporting goods                       $   9,720      $   8,400      $   6,721
   Office Products                          4,223          3,029          3,534
   Corporate                                  907           (291)           884
                                        ---------      ---------      ---------
        Total consolidated              $  14,850      $  11,138      $  11,139
                                        =========      =========      =========

Interest expense
   Sporting goods                       $     906      $     881      $   1,078
   Office Products                          1,433             95             84
   Corporate                                  (57)           (25)           197
                                        ---------      ---------      ---------
        Total consolidated              $   2,282      $     951      $   1,359
                                        =========      =========      =========

Gain (loss) on disposal of assets
   Sporting goods                       $     (56)     $    (128)     $    (135)
   Office Products                             81            432             --
                                        ---------      ---------      ---------
        Total consolidated              $      25      $     304      $    (135)
                                        =========      =========      =========

Identifiable assets
   Sporting goods                       $  64,627      $  65,282      $  47,762
   Office Products                         60,168         25,653         22,793
   Corporate                                9,642          5,853          5,556
                                        ---------      ---------      ---------
        Total assets                    $ 134,437      $  96,788      $  76,111
                                        =========      =========      =========

Depreciation and amortization
   Sporting goods                       $   3,314      $   2,746      $   2,115
   Office Products                          1,987          1,052          1,477
                                        ---------      ---------      ---------
        Total consolidated              $   5,301      $   3,798      $   3,592
                                        =========      =========      =========

Capital expenditures
   Sporting goods                       $   1,363      $   2,450      $   1,132
   Office Products                          1,201            635          1,607
                                        ---------      ---------      ---------
                                        $   2,564      $   3,085      $   2,739
                                        =========      =========      =========

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

Identifiable assets are principally those assets used in each industry. Corporate assets are principally cash and cash equivalents; deferred tax assets; marketable equity securities; investments; and the cash surrender value of life insurance.

The company has one customer in the sporting goods segment who accounted for 24%, 38% and 37% of consolidated total revenues in 2003, 2002 and 2001, respectively. Within the sporting goods segment this customer accounted for 38%, 47% and 46% of total revenues.

As of December 27, 2003, approximately 120 employees of the Company's labor force were covered by a collective bargaining agreement that expires in April 27, 2006. Management acknowledges that differences between Company offers and union demands during negotiations can occur, but has no reason to expect such differences to result in protracted conflicts.

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

Revenues by geographic region/country were as follows:

  In Thousands                               2003         2002          2001
                                           --------     --------     ---------
  United States of America                 $187,021     $155,455     $ 148,853
  Europe                                     28,719           --            --
  Other                                       5,988           --            --
                                           --------     --------     ---------
                                           $221,728     $155,455     $ 148,853
                                           ========     ========     =========

Revenues are attributed to country based on location of customer and are for continuing operations.

Identified assets by geographic region/country were as follows:

            In Thousands                         2003         2002
                                               --------      -------
            United States of America           $ 99,881      $92,088
            Europe                               32,995           --
            Other                                 1,561        4,700
                                               --------      -------
                                               $134,437      $96,788
                                               ========      =======

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

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

NOTE 16 -- DEFERRED COMPENSATION PLAN

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

NOTE 17 -- COMMITMENTS AND CONTINGENCIES

At December 27, 2003, the Company had standby letters of credit issued by a bank in the amount of $500,001.

Additionally, the Company has obtained a letter of credit for the benefit of certain mortgage holders. At December 27, 2003, the balance of the letter of credit was $2,733,750. It is to be used in the event of a default in either interest or principal payments.

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

The Company has entered into various agreements whereby it is required to make royalty payments. At December 27, 2003, the Company had estimated minimum royalty payments for each of the following five years as follows:

               In Thousands                                Amount
                                                           ------
               2004                                        $  315
               2005                                           350
               2006                                           350
               2007                                           350
               2008                                           350
               Thereafter                                     100
                                                           ------

                                                           $1,815
                                                           ======

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

NOTE 18 -- SUMMARY OF QUARTERLY RESULTS

In thousands, except per share data (unaudited)     March 22          July 12        October 4      December 27
                                                    --------          -------        ---------      -----------
2003
   Net sales                                        $ 29,103          $49,837         $73,660         $69,128
   Gross profit                                       10,444           18,677          20,108          18,134
   Net income                                              7            2,254           6,125           6,464
   Basic earnings per share                         $   0.00          $  0.35         $  0.95         $  1.01

2002
   Net sales                                        $ 17,505          $32,202         $51,859         $53,889
   Gross profit                                        5,171           10,623          15,173          13,324
   Net income                                            (68)           2,603           4,149           4,454
   Basic earnings per share                         $  (0.01)         $  0.40         $  0.64         $  0.68

NOTE 19 -- ACQUISITIONS

All of the Company's acquisitions have been accounted for using the purchase method of accounting.

2003

On December 30, 2002 the Company increased its ownership interest to 51.2% of the outstanding shares of Schleicher & Co. International, AG ("Schleicher"), a manufacturer and distributor of data shredding equipment headquartered in Germany and publicly traded on the German Stock Exchange. Escalade then initiated and successfully completed in April 2003, a tender offer for all the remaining shares culminating in 100% ownership. The acquisition of Schleicher increases the Company's product offering in the office product industry and expands the Company's presence into Europe.

The value assigned to the Schleicher acquisition is the sum of the per share amount paid to shareholders and amounts expended that directly relate to the tender offer agreement. The per share price was based on the market price of the Schleicher shares on the German stock exchange and valuation studies ordered by the German securities regulators. The total price paid exceeded the fair market value of Schleicher's net assets, resulting in goodwill of $4,566 thousand. No portion of the recorded goodwill is deductible for income tax purposes.

The estimated fair values of the assets acquired and liabilities assumed as of December 30, 2002 are as follows:

      In thousands                                                Amount
                                                                 --------
      Current assets (net of cash acquired)                      $ 21,211
      Property, plant and equipment                                 5,679
      Other assets                                                  2,043
      Goodwill                                                      4,566
      Investments                                                     262
                                                                 --------
             Total assets acquired                                 33,761

      Current liabilities                                         (20,856)
      Long-term debt                                                 (424)
                                                                 --------
             Total liabilities assumed                            (21,280)
                                                                 --------
             Net assets acquired                                 $ 12,481
                                                                 ========

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

In June 2003 the company acquired substantially all of the assets of North American Archery Group, LLC (NAAG), a manufacturer and distributor of archery equipment and accessories located in Gainesville, Florida. NAAG had been operating under bankruptcy court protection since April 2002. This acquisition increased the Company's distribution network for archery products, provided access to significant brand names such as Fred Bear(R) and instantly added archery production capability.

The estimated fair values of the assets acquired and liabilities assumed as of June 19, 2003 are as follows:

      In thousands                                                Amount
                                                                 --------
      Current assets (net of cash acquired)                      $  7,427
      Property, plant and equipment                                 3,500
      Other assets                                                    484
                                                                 --------
                 Total assets acquired                             11,411

      Current liabilities                                          (1,556)
                                                                 --------
                 Net assets acquired                             $  9,855
                                                                 ========

The results of operations from the NAAG acquisition have been included in the consolidated operating results for 2003 subsequent to the date of acquisition.

The following unaudited pro forma financial information presents results as if the two acquisitions described above had occurred at the beginning of the respective periods:

Unaudited; in thousands except per share amounts         2003            2002
                                                     -----------     -----------
Net revenue                                          $   225,211     $   211,724
Net income                                                13,829          15,435

Earnings per share - basic                                  2.13            2.38
Earnings per share - diluted                         $      2.09     $      2.30

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional depreciation and amortization expenses as a result of identifiable tangible and intangible assets arising from the acquisition. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning the respective periods or of future results.

2002

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

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

included inventory of $1.2 million, machinery of $837,000, non-compete agreement of $400,000, other assets of $127,000 and assumed liabilities of $75,000. The non-compete agreement is being amortized over a 5-year period.

2001

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

The results of operations from the business combinations occurring in 2002 and 2001 have been included in the results of operations of the Company subsequent to the date of the acquisitions and did not have a material effect on the Company's financial statements.

NOTE 20 -- OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects were as follows:

In Thousands                                                            2003        2002       2001
                                                                      -------      -----      -----
Change in net unrealized value of available-from-sale investments net of tax of $69, $(99), and $(48), in 2003, 2002 and 2001,
     respectively                                                     $   103      $(149)     $ (72)
Change in foreign currency translation adjustment                       2,853         --         --
Change in unrealized loss on interest rate swap agreement net of
     $(370) in tax                                                       (685)        --         --
                                                                      -------      -----      -----
                                                                      $ 2,271      $(149)     $ (72)
                                                                      =======      =====      =====

The components of accumulated other comprehensive income, net of tax, were as follows:

In Thousands                                                            2003        2002       2001
                                                                      -------      -----      -----
  Accumulated gain (loss) on available for sale investments           $    79      $ (24)     $(125)
  Foreign currency translation adjustment                               2,853         --         --
  Unrealized loss on interest rate swap agreement                        (685)        --         --
                                                                      -------      -----      -----
                                                                      $ 2,247      $ (24)     $(125)
                                                                      =======      =====      =====

NOTE 21 -- SUBSEQUENT EVENT

On February 18, 2004, The Company announced the payment of an annual dividend of $0.24 per share to all shareholders of record on March 5, 2004, payable on March 12, 2004.

[BKD LLP LOGO]

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and Board of Directors
Escalade, Incorporated
Evansville, Indiana

We have audited the consolidated financial statements of Escalade, Incorporated as of December 27, 2003 and December 28, 2002 and for each of the three years in the period ended December 27, 2003 and have issued our report thereon dated February 3, 2004; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Escalade, Incorporated listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole; present fairly in all material respects the information set forth therein.

BKD, LLP
Evansville, Indiana
February 3, 2004

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(All Amounts in Thousands)

                     COL. A                             COL. B                   COL. C                      COL. D         COL. E

                                                                                ADDITIONS
                                                                    -----------------------------------
                                                      BALANCE AT                       CHARGED TO OTHER                     BALANCE
                                                     BEGINNING OF   CHARGED TO COSTS       ACCOUNTS -     DEDUCTIONS -      AT END
                   DESCRIPTION                          PERIOD        AND EXPENSES        DESCRIBE (3)    DESCRIBE (2)     OF PERIOD
                                                     ------------   ----------------   ----------------   ------------     ---------
Allowance for doubtful accounts and discounts (1)
      Fiscal year ended December 27, 2003               $  550          $   374            $  1,822          $   755         $1,991
      Fiscal year ended December 28, 2002                  514              101                                   65            550
      Fiscal year ended December 29, 2001                  611               41                                  138            514

Product warranty reserves
      Fiscal year ended December 27, 2003                1,324            1,402                  45            1,137          1,634
      Fiscal year ended December 28, 2002                1,307            1,227                                1,209          1,324
      Fiscal year ended December 29, 2001                1,705            1,473                                1,871          1,307

Customer allowance reserves
      Fiscal year ended December 27, 2003                7,059           11,708                 309           11,834          7,242
      Fiscal year ended December 28, 2002                7,174           12,816                               12,931          7,059
      Fiscal year ended December 29, 2001                6,250            9,725                                8,801          7,174

Inventory valuation reserves
      Fiscal year ended December 27, 2003                1,182            2,574               2,955            1,246          5,465
      Fiscal year ended December 28, 2002                1,120              685                                  622          1,182
      Fiscal year ended December 29, 2001                  800            1,941                                1,621          1,120

(1)   Deducted from related assets

(2)   Accounts charged off, less recoveries

(3)   Amounts acquired through acquisitions

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  ESCALADE, INCORPORATED

  By:


  /s/  C.W. Bill Reed                                              March 9, 2004
  -------------------------------------
  C.W. "Bill" Reed
  President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            Chief Executive Officer and Director
  /s/ C.W. Reed                             (Principal Executive Officer)                March 9, 2004
  -------------------------------------
  C.W. Reed


  /s/ Robert E. Griffin                     Chairman and Director                        March 9, 2004
  -------------------------------------
  Robert E. Griffin

                                            Chief Financial Officer,
                                            Secretary and Treasurer
                                            (Principal Financial and
  /s/ Terry Frandsen                        Accounting Officer)                          March 9, 2004
  -------------------------------------
  Terry Frandsen


  /s/ Blaine E. Matthews, Jr.               Director                                     March 9, 2004
  -------------------------------------
  Blaine E. Matthews, Jr.


  /s/ Keith P. Williams                     Director                                     March 9, 2004
  -------------------------------------
  Keith P. Williams


  /s/ Yale Blanc                            Director                                     March 9, 2004
  -------------------------------------
  Yale Blanc