Form 10-Q
period 2004-03-20
ESCALADE INC
filed 2004-04-09
CIK 33488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 20, 2004
                          Commission File Number 0-6966

                             ESCALADE, INCORPORATED
                             ----------------------
             (Exact name of registrant as specified in its charter)

         Indiana                                      13-2739290
         -------                                      ----------
(State of incorporation)                             (I.R.S. EIN)

                    251 Wedcor Avenue, Wabash, Indiana 46992
                  ---------------------------------------------
                     (Address of principal executive office)

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

                                 Yes [X] No [ ]

The number of shares of Registrant's common stock (no par value) outstanding as of April 6, 2004: 6,491,390

                                      INDEX

                                                                                                                 Page
                                                                                                                  No.
Part I.             Financial Information:

Item 1 -            Financial Statements:

                    Consolidated Condensed Balance Sheets (Unaudited) as of March 20, 2004, March 22, 2003,
                    and December 27, 2003                                                                          3

                    Consolidated Condensed Statements of Income (Unaudited)
                    for the Three Months Ended March 20, 2004 and March 22, 2003                                   4

                    Consolidated Condensed Statements of Comprehensive
                    Income (Unaudited) for the Three Months Ended March 20, 2004 and March 22, 2003                4

                    Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended
                    March 20, 2004 and March 22, 2003                                                              5

                    Notes to Consolidated Condensed Financial Statements                                           6

Item 2 -            Management's Discussion and Analysis of Financial Condition and Results of Operations          7

Item 3 -            Quantitative and Qualitative Disclosures about Market Risk                                    10

Item 4 -            Controls and Procedures                                                                       10

Part II.            Other Information

Item 6 -            Exhibits and Reports on Form 8-K                                                              11

                    Signatures                                                                                    12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands except share information)

                                                                      March 20,           March 22,           December
                                                                        2004                2003              27, 2003
ASSETS
Current Assets:
       Cash and cash equivalents                                     $    1,877          $    5,392         $       648
       Receivables, less allowance of $1,803; $584; and
            $1,991; respectively                                         32,628              23,056              45,073
       Inventories                                                       33,160              32,744              29,853
       Prepaid expenses                                                   1,846               1,384               1,611
       Deferred income tax benefit                                        2,400               1,452               2,434
                                                                     ----------          ----------         -----------
TOTAL CURRENT ASSETS                                                     71,911              64,028              79,619

Property, plant and equipment                                            50,528              45,138              48,844
       Accumulated depreciation and amortization                        (33,504)            (27,151)            (31,307)
                                                                     ----------          ----------         -----------
                                                                         17,024              17,987              17,537

Intangible assets                                                         8,687               6,268               9,026
Goodwill                                                                 18,707              13,351              18,777
Other assets                                                              8,983               6,200               9,478
                                                                     ----------          ----------         -----------
                                                                     $  125,312          $  107,834         $   134,437
                                                                     ==========          ==========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Notes payable                                                 $   10,582          $   16,419         $    21,568
       Current portion of long-term debt                                    354                 167                 354
       Trade accounts payable                                             9,778               7,497               8,139
       Accrued liabilities                                               16,426              13,663              23,321
       Income tax payable                                                   541               1,508               1,580
                                                                       --------          ----------         -----------
TOTAL CURRENT LIABILITIES                                                37,681              39,254              54,962

Other Liabilities:
       Long-term debt                                                    24,962              17,355              15,729
       Interest rate swap agreement                                       1,027                  --               1,055
       Deferred compensation                                              1,439               1,342               1,408
                                                                     ----------          ----------         -----------
                                                                         27,428              18,697              18,192

 Minority Interest                                                           --               3,577                  --

Stockholders' equity:
Preferred stock:
       Authorized 1,000,000 shares; no par value, none issued
Common stock:
       Authorized 10,000,000 shares; no par value, Issued and
            outstanding - 6,486,868; 6,532,531; and 6,427,081;
            respectively                                                  6,487               6,533               6,427
Additional Paid in capital                                                   --                 756                  --
Retained Earnings                                                        51,731              38,716              52,609
Accumulated other comprehensive income                                    1,985                 301               2,247
                                                                     ----------          ----------         -----------
                                                                         60,203              46,306              61,283
                                                                     ----------          ----------         -----------
                                                                     $  125,312          $  107,834         $   134,437
                                                                     ==========          ==========         ===========

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

                                                                                        Three Months Ended
                                                                               -----------------------------------
                                                                               March 20, 2004       March 22, 2003
 Net Sales                                                                         $35,250              $29,103

 Costs, expenses and other income:
      Cost of products sold                                                         24,518               18,659
      Selling, general and administrative expenses                                   9,240                9,932
      Interest                                                                         365                  448
      Other expense                                                                     18                   51
                                                                                   -------              -------
                                                                                    34,141               29,090

 Net income before income taxes and minority interest                                1,109                   13

 Net Income in subsidiary allocated to minority interest                                --                    2
 Provision for income taxes                                                            511                    4
                                                                                   -------              -------

 Net income                                                                        $   598              $     7
                                                                                   =======              =======

 Per Share Data:
      Basic earnings per share                                                     $  0.09              $  0.00
      Diluted earnings per share                                                   $  0.09              $  0.00

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

 Net income                                                                        $   598              $     7

 Unrealized gain (loss) on securities, net of tax                                       56                  (52)

 Foreign currency translation adjustment                                              (336)                 378

 Unrealized gain on interest rate swap agreement net of deferred tax
      expense of $10                                                                    18                   --
                                                                                   -------              -------

 Comprehensive income                                                              $   336              $   333
                                                                                   =======              =======

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

                                                                                   Three Months Ended
                                                                      ---------------------------------------------
                                                                      March 20, 2004                 March 22, 2003
 Operating Activities:
      Net income                                                        $     598                      $       7
      Depreciation and amortization                                         1,298                          1,182
      Adjustments necessary to reconcile net income to net
          cash provided by operating activities                             2,298                            (64)
                                                                        ---------                      ---------
      Net cash provided by operating activities                             4,194                          1,125

 Investing Activities:
      Purchase of property and equipment                                     (435)                          (419)
      Acquisition of majority interest in Schleicher & Co.
          International AG                                                     --                         (4,133)
                                                                        ---------                      ---------
      Net cash used by investing activities                                  (435)                        (4,552)

  Financing Activities:
      Net increase (decrease) in notes payable                             (1,112)                         5,351
      Proceeds from exercise of stock options                                 654                            170
      Purchase of common stock                                               (514)                           (72)
      Dividends Paid                                                       (1,556)                            --
      Foreign Currency Translation                                             (2)                            --
                                                                        ---------                      ---------
      Net cash (used) provided by financing activities                     (2,530)                         5,449
                                                                        ---------                      ---------

  Net increase in cash and cash equivalents                                 1,229                          2,022
  Cash and cash equivalents, beginning of period                              648                          3,370
                                                                        ---------                      ---------
  Cash and cash equivalents, end of period                              $   1,877                      $   5,392
                                                                        =========                      =========

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation

The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The condensed consolidated balance sheet of the Company as of December 27, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2003 filed with the Securities and Exchange Commission.

Note B - Seasonal Aspects

The results of operations for the three-month periods ended March 20, 2004 and March 22, 2003 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

(All amounts in thousands)                           March 20, 2004      March 22, 2003      December 27, 2003
 Raw materials                                          $  9,718            $  8,248              $  7,300
 Work in progress                                          6,331               4,689                 5,133
 Finished goods                                           17,111              19,807                17,420
                                                        --------            --------              --------
                                                        $ 33,160            $ 32,744              $ 29,853
                                                        ========            ========              ========

Note D - Income Taxes

The provision for income taxes was computed based on financial statement income.

Note E - Dividend Payment

On March 12, 2004, the Company paid a dividend of $0.24 per common share to all shareholders of record on March 5, 2004. The total amount of the dividend was $1,556 thousand and was charged against retained earnings.

Note F - Earnings Per Share

The shares used in computation of the Company's basic and diluted earnings per common share are as follows:

                                                                                  3 Months Ended
                                                                      -------------------------------------
                All amounts in thousands                              March 20, 2004         March 22, 2003
                ------------------------                              --------------         --------------
Weighted average common shares outstanding                                 6,455                  6,511
Dilutive effect of stock options                                             165                    121
                                                                           -----                  -----
Weighted average common shares outstanding, assuming dilution              6,620                  6,632
                                                                           =====                  =====

Note G - Employee Stock Option Plan

The Company has two stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                               Three Months Ended
                                                        --------------------------------
           (In Thousands Except Per Share
                    Amounts)                            March 20, 2004    March 22, 2003
----------------------------------------------------    --------------    --------------
Net income, as reported                                     $ 598             $    7
Less:  Total stock-based employee compensation cost
determined under the fair value based method, net of
income taxes
                                                             (105)              (110)
                                                            -----             ------

Pro forma net income                                        $ 493             $ (103)
                                                            =====             ======

Earnings per share
    Basic--as reported                                      $0.09             $ 0.00
                                                            =====             ======
    Basic--pro forma                                        $0.08             $(0.02)
                                                            =====             ======

    Diluted--as reported                                    $0.09             $ 0.00
                                                            =====             ======
    Diluted--pro forma                                      $0.07             $(0.02)
                                                            =====             ======

Note J - Segment Information

                                                 As of and for the Three Months
                                                      Ended March 20, 2004
                                           ------------------------------------------
                                                       Office -
                                           Sporting    Graphic
          In thousands                      Goods        Arts       Corp.      Total
--------------------------------           --------    --------    ------    --------
Revenues from external customers
                                           $15,689     $ 19,561    $   --    $ 35,250
Net Income (Loss)                              463          341      (206)        598
Total Assets                               $52,628     $ 63,206    $9,478    $125,312

                                                 As of and for the Three Months
                                                      Ended March 22, 2003
                                           ------------------------------------------
                                                       Office -
                                           Sporting    Graphic
          In thousands                      Goods        Arts       Corp.      Total
--------------------------------           --------    --------    ------    --------
Revenues from external customers           $ 11,179    $ 17,924    $   --    $ 29,103
Net Income (Loss)                              (399)        497       (91)          7
Total Assets                               $ 46,166    $ 56,340    $5,328    $107,834

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

OVERVIEW

Escalade, Incorporated ("Escalade" or "Company") manufactures and distributes products for two industries: Sporting Goods and Office Products. Within these industries the Company has successfully built a commanding market presence in niche markets. This strategy is heavily dependent on brand recognition and excellent customer service. Management believes the key indicators in measuring the success of this strategy are revenue growth and earnings growth. A key strategic advantage is the Company's established relationships with major retailers that allow the Company to bring new products to the market in a very cost effective manner. In addition to strategic customer relations, the Company has over 75 years of manufacturing experience that enable it to be a low cost supplier.

RESULTS OF OPERATIONS

Consolidated net income for the first quarter was $589 thousand, significantly higher than the same period in the prior year, $7 thousand, due entirely to the profit generated in the sporting goods segment. In contrast to the historical trend of seasonally slow first quarter results, the sporting goods business realized a profit of $463 thousand in the first quarter of 2004, compared to a loss of $399 thousand for the same period in 2003. Net income in the office product business declined 31% due to losses experienced in European operations, which incurred additional expenses relating to the late development and delivery of new products, operating inefficiencies in the German manufacturing operation, and inadequate product pricing. Cost reduction programs and product pricing increases have been initiated to remedy these deficiencies in the office product business and management feels confident that the office product business will be accretive in the current year.

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

                                                                       2004                    2003
                                                                       -----                   -----
NET REVENUE                                                            100.0%                  100.0%
Cost of products sold                                                   69.5%                   64.1%
                                                                       -----                   -----
GROSS MARGIN                                                            30.5%                   35.9%
Selling, administrative and general expenses                            26.3%                   34.1%
                                                                       -----                   -----

OPERATING INCOME                                                         4.2%                    1.8%
                                                                       =====                   =====

CONSOLIDATED REVENUE AND GROSS MARGIN

Revenues for the first quarter of 2004 were 21.1% higher than the same quarter in 2003. Approximately 73% of this increase came from sporting goods, which recorded a 40.3% increase in sales over the same quarter of 2003. Office product sales were up 9.1% over the same period last year.

Approximately 25% of the growth in sporting good revenue reflects the absence of excess inventory issues at the end of 2002 that negatively impacted the first quarter of 2003. The 2002 West Coast Longshoreman Lockout disrupted distribution during the 2002 Christmas Season resulting in excess inventory at major retail customers. This resulted in lower first quarter 2003 sales to these retailers. The remainder of the growth in the first quarter of 2004 came from increased archery revenues directly related to the archery acquisition made during the third quarter of 2003 and increased sales of basketball systems driven by strong retail placement and early warm weather.

Although office product sales were up 9.1% over the prior year, most of this gain results from a stronger Euro exchange rate. Excluding the effects of foreign currency exchange rates, office product sales were up 2% due primarily to increased placement of folding machines and paper trimmers in Europe and increased programs in North America. Sales of data security shredder products were up marginally over the prior year, but remain strong. Paper punch, catalog racks, and computer desk accessories continue to decline in sales due to strong price and program competition from importers. The Company is implementing plans to reduce manufacturing costs to be more competitive on these product lines.

The consolidated gross margin ratio declined from 35.9% in 2003 to 30.5% in 2004 due almost entirely to product mix. In the first quarter of 2004, sporting goods sales, which have a lower gross margin than office products, comprised 44.5% of total sales compared to only 38.4% of total sales in 2003. The overall effect was a net decline in gross margin rates. The gross margin on sporting goods products increased marginally due to higher sales in archery, pool table products and basketball systems - all a key part of the increased first quarter sales. The gross margin in office products declined marginally due to the foreign currency effect on products manufactured in Germany and sold in North America.

Worldwide shortages in steel have resulted in raw material price increases on a wide range of products in both business segments. Potentially this could have a negative impact on the gross margins in both business segments. The impact in the first quarter of 2004 has been negligible and the Company has initiated efforts to mitigate the future effect. However, if this condition continues for an extended period of time and the Company is unable to pass these cost increases on to customers, gross margins will decline. At present it is not possible to quantify the extent or impact on future gross margins.

CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses were 7.0% lower in the first quarter of 2004 compared to the same period last year. As a percentage of net revenues, the ratio declined from 34.1% in 2003 to 26.3% in 2004. The primary factor behind this decline is the increased sales level, but contributing to this change is a reduction in the selling, general and administrative expenses associated with the office product business. The Company has identified a number of cost reduction synergy opportunities relating to the data shredder business acquired in 2003. The full extent of these cost reduction efforts will not be realized until 2005.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition of the Company remains strong. The current ratio, a basic measure of liquidity (current assets divided by current liabilities), increased from 1.6 as of March 22, 2003 and 1.4 at December 27, 2003, to 1.9 as of March 20, 2004. This increase reflects an increase in current assets, primarily higher accounts receivable balances related to the higher sales volume, and a decrease in current liabilities, primarily the conversion of short-term debt into long-term debt. The following schedule summarizes the Company's total debt:

                                            March 20,             March 22,     December 27,
        In thousands                          2004                  2003           2003
------------------------------              ---------             ---------     ------------
Notes payable short-term                    $ 10,582               $16,419        $ 21,568
Current portion long-term debt                   354                   167             354
Long term debt                                24,962                17,355          15,729
                                            --------               -------        --------
Total debt                                  $ 35,898               $33,941        $ 37,651
                                            ========               =======        ========

Total debt at March 20, 2004 increased $1,957 thousand over the balance at March 22, 2003 as a result of the acquisitions in 2003, but decreased $1,753 thousand from the balance at December 27, 2003 reflecting the continued strong cash flow from operations. As a percentage of stockholders' equity, total debt has decreased from 73% at March 22, 2003, to 61% at December 27, 2003 and 60% at March 20, 2004.

During the first quarter of 2004, operations generated $4.2 million in cash compared to $1.1 million in 2003. Cash was provided by net income adjusted for non-cash related items. Approximately $13 million of the cash generated in the first quarter of 2004 came from collections of accounts receivable. This was partially offset by reductions in accrued liabilities and an increase in inventories.

The Company's working capital requirements are primarily funded from operating cash flows and revolving credit agreements with its banks. The Company's relationship with its primary lending bank remains strong and the Company expects to have access to the same level of revolving credit that was available in 2003. In addition, the Company believes it can quickly reach agreement to increase available credit should the need arise.

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

A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company's foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes would not have resulted in a material impact on income before taxes for the three months ended March 20, 2004.

A substantial portion of the Company's debt is based on U.S. prime and LIBOR interest rates. In an effort to lock-in current low rates and mitigate the risk of unfavorable interest rate fluctuations the Company has entered an interest rate swap agreement. This agreement effectively converted a portion of its variable rate debt into fixed rate debt.

An adverse movement of equity market prices would have an impact on the Company's long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At March 20, 2004 the aggregate book value of long-term marketable equity securities was $1.4 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.

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

PART II. OTHER INFORMATION

Item 1, 2, 3, 4, and 5 Not Required.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

Number                              Description
31.1       Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2       Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1       Chief Executive Officer Section 1350 Certification.

32.2       Chief Financial Officer Section 1350 Certification.

(b) Reports on Form 8-K

         1. On February 13, 2004, Escalade filed a report on Form 8-K relating to its financial information for the quarter and year ended December 27, 2004 and forward-looking statements as presented in the shareholder message and press release dated February 13, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ESCALADE, INCORPORATED

Date: April 6, 2004                        C. W. (Bill) Reed
                                           -------------------------------------
                                           C. W. (Bill) Reed
                                           President and Chief Executive Officer

Date: April 6, 2004                        Terry D. Frandsen
                                           -------------------------------------
                                           Terry D. Frandsen
                                           Vice President and
                                           Chief Financial Officer