Form 10-Q
period 2004-07-10
ESCALADE INC
filed 2004-07-30
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended July 10, 2004
                          Commission File Number 0-6966


                             ESCALADE, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Indiana                             13-2739290
         ------------------------                   ------------
         (State of incorporation)                   (I.R.S. EIN)


                    251 Wedcor Avenue, Wabash, Indiana 46992
                    ----------------------------------------
                     (Address of principal executive office)

                                  260-569-7208
                         -------------------------------
                         (Registrant's Telephone Number)

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

                                 Yes [X] No [ ]

The number of shares of Registrant's common stock (no par value) outstanding as of July 26, 2004: 13,038,664

                                      INDEX


                                                                           Page
                                                                           No.

Part I.      Financial Information:

Item 1 -     Financial Statements:

             Consolidated Condensed Balance Sheets (Unaudited) as of
             July 10, 2004, July 12, 2003, and December 27, 2003             3

             Consolidated Condensed Statements of Income (Unaudited)
             for the Three Months and Six Months Ended July 10, 2004
             and July 12, 2003                                               4

             Consolidated Condensed Statements of Comprehensive
             Income (Unaudited) for the Three Months and Six Months
             Ended July 10, 2004 and July 12, 2003                           4

             Consolidated Condensed Statements of Cash Flows (Unaudited)
             for the Six Months Ended July 10, 2004 and July 12, 2003        5

             Notes to Consolidated Condensed Financial Statements            6

Item 2 -     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       8

Item 3 -     Quantitative and Qualitative Disclosures about Market Risk     11

Item 4 -     Controls and Procedures                                        11

Part II.     Other Information

Item 4 -     Submission of matters to a Vote of Security Holders            12

Item 6 -     Exhibits and Reports on Form 8-K                               12

             Signatures                                                     13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands except share information)

                                                          July 10,        July 12,      December 27,
                                                            2004            2003            2003
                                                        ------------    ------------    ------------
ASSETS
Current Assets:
         Cash and cash equivalents                      $      1,231    $      1,253    $        648
         Receivables, less allowance of
              $1,772; $1,318; and $1,991;
              respectively                                    35,530          35,760          45,073
         Inventories                                          41,435          40,659          29,853
         Prepaid expenses                                      1,022           1,793           1,611
         Deferred income tax benefit                           2,456           1,675           2,434
                                                        ------------    ------------    ------------
TOTAL CURRENT ASSETS                                          81,674          81,140          79,619

Property, plant and equipment                                 51,071          46,964          48,844
         Accumulated depreciation and
         amortization                                        (34,701)        (28,406)        (31,307)
                                                        ------------    ------------    ------------
                                                              16,370          18,558          17,537

Intangible assets                                              8,276           8,542           9,026
Goodwill                                                      18,715          17,791          18,777
Other assets                                                   8,385           7,158           9,478
                                                        ------------    ------------    ------------
                                                        $    133,420    $    133,189    $    134,437
                                                        ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable                                  $     12,228    $     17,440    $     21,568
         Current portion of long-term debt                       354           5,179             354
         Trade accounts payable                               14,265          12,633           8,139
         Accrued liabilities                                  16,263          14,806          23,321
         Income tax payable                                     (259)          1,991           1,580
                                                        ------------    ------------    ------------
TOTAL CURRENT LIABILITIES                                     42,851          52,049          54,962

Other Liabilities:
         Long-term debt                                       26,470          31,861          15,729
         Interest rate swap agreement                            570             728           1,055
         Deferred compensation                                 1,480           1,357           1,408
                                                        ------------    ------------    ------------
                                                              28,520          33,946          18,192

 Minority Interest                                                --             364              --

Stockholders' equity:
Preferred stock:
         Authorized 1,000,000 shares; no par
              value, none issued
Common stock:
         Authorized 30,000,000 shares; no
              par value, Issued and outstanding -
              13,038,664; 12,868,012; and 12,854,162;
              respectively                                    13,039           6,434           6,427
Retained Earnings                                             47,257          40,154          52,609
Accumulated other comprehensive income                         1,753             242           2,247
                                                        ------------    ------------    ------------
                                                              62,049          46,830          61,283
                                                        ------------    ------------    ------------
                                                        $    133,420    $    133,189    $    134,437
                                                        ============    ============    ============

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

                                           Three Months Ended           Six Months Ended
                                        ------------------------    ------------------------
                                         July 10,      July 12,      July 10,      July 12,
                                           2004          2003          2004          2003
                                        ----------    ----------    ----------    ----------
 Net Sales                              $   54,655    $   49,837    $   89,905    $   78,940

 Costs, expenses and other income:
      Cost of products sold                 37,125        31,160        61,643        49,819
      Selling, general and
          administrative expenses           14,227        14,389        23,467        24,321
      Interest                                 573           652           938         1,100
      Other expense (income)                  (319)          (11)         (301)           40
                                        ----------    ----------    ----------    ----------
                                            51,606        46,190        85,747        75,280

Net income before income taxes and
      minority interest                      3,049         3,647         4,158         3,660

Net Income in subsidiary allocated to
      minority interest                         --             6            --             4
Provision for income taxes                   1,096         1,399         1,607         1,403
                                        ----------    ----------    ----------    ----------

Net income                              $    1,953    $    2,254    $    2,551    $    2,261
                                        ==========    ==========    ==========    ==========

Per Share Data:
      Basic earnings per share          $     0.15    $     0.17    $     0.20    $     0.17
      Diluted earnings per share        $     0.15    $     0.17    $     0.19    $     0.17




CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Net income                              $    1,953    $    2,254    $    2,551    $    2,261

Unrealized gain (loss) on
      securities, net of tax                   (49)          122             7            69

Foreign currency translation
      adjustment                              (280)          548          (616)          926

Unrealized gain (loss) on interest
      rate swap agreement net of
      deferred tax expense of $62               97          (728)          115          (728)
                                        ----------    ----------    ----------    ----------

Comprehensive income                    $    1,721    $    2,196    $    2,057    $    2,528
                                        ==========    ==========    ==========    ==========

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)


                                                        Six Months Ended
                                                 ------------------------------
                                                 July 10, 2004    July 12, 2003
                                                 -------------    -------------

 Operating Activities:
      Net income                                 $       2,551    $       2,261
      Depreciation and amortization                      2,744            2,785
      Adjustments necessary to reconcile
          net income to net cash provided
          by operating activities                       (4,471)          (4,923)
                                                 -------------    -------------
      Net cash provided by operating
          activities                                       824              123

Investing Activities:
      Purchase of property and equipment                  (948)          (1,362)
      Purchase of certain assets of
           North American Archery Group                     --          (11,432)
      Acquisition of majority interest
           in Schleicher & Co.
           International AG                                 --          (12,587)
      Equity investment in Sweden Table
           Tennis AB                                        --             (187)
      Step(R)product license buyout                         --             (875)
                                                 -------------    -------------
      Net cash used by investing
           activities                                     (948)         (26,443)

  Financing Activities:
      Net increase in notes payable -
           Bank                                          2,221            6,217
      Net (decrease) increase in long-
           term debt                                      (167)          19,673
      Proceeds from exercise of stock
           options                                       1,083              266
      Purchase of common stock                            (819)          (1,839)
      Dividends Paid                                    (1,556)              --
      Foreign Currency Translation                         (55)            (114)
                                                 -------------    -------------
      Net cash provided by financing
           activities                                      707           24,203
                                                 -------------    -------------

  Net increase (decrease) in cash and
           cash equivalents                                583           (2,117)
  Cash and cash equivalents, beginning
           of period                                       648            3,370
                                                 -------------    -------------
  Cash and cash equivalents, end of
           period                                $       1,231    $       1,253
                                                 =============    =============

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


Note B - Seasonal Aspects
--------------------------------------------------------------------------------

The results of operations for the six-month periods ended July 10, 2004 and July 12, 2003 are not necessarily indicative of the results to be expected for the full year.


Note C - Stock Split
--------------------------------------------------------------------------------

On May 28, 2004, the Company completed a two-for-one split on Escalade common stock to all shareholders of record as of May 11, 2004. All earnings per share data in these consolidated financial statements and notes to the consolidated financial statements have been restated retroactively to reflect the stock split. The stock split resulted in 6,518 thousand additional shares. The Company has capitalized this transaction by recording a transfer from retained earnings to common stock to allow common stock to remain at $1 per share.


Note D - Inventories
--------------------------------------------------------------------------------

         (All amounts in thousands)     July 10,       July 12,     December 27,
                                          2004           2003           2003
                                      ------------   ------------   ------------

         Raw materials                $     10,725   $     10,902   $      7,300
         Work in progress                    6,975          5,544          5,133
         Finished goods                     23,735         24,213         17,420
                                      ------------   ------------   ------------
                                      $     41,435   $     40,659   $     29,853
                                      ============   ============   ============


Note E - Notes Payable
--------------------------------------------------------------------------------

On July 15, 2004 the Company's directly owned subsidiary, Indian-Martin, Inc., renewed its revolving line of credit under which it can borrow funds from time to time to purchase eligible accounts receivable from the Company's operating subsidiaries. The terms of the amended agreement remain essentially unchanged with a new expiration date of July 15, 2006. Subject to limitations, the aggregate borrowing under the revolving credit line is $45 million. At July 10, 2004, outstanding borrowings were $10,240 thousand utilizing the prime interest rate option at an effective rate of 3.00%.

Note F - Income Taxes
--------------------------------------------------------------------------------

The provision for income taxes was computed based on financial statement income.

Note G - Dividend Payment
--------------------------------------------------------------------------------

On March 12, 2004, the Company paid a dividend of $0.24 per common share to all shareholders of record on March 5, 2004. The total amount of the dividend was $1,556 thousand and was charged against retained earnings.

Note H - Segment Information
--------------------------------------------------------------------------------

                                                       As of and for the Six Months
                                                            Ended July 10, 2004
                                            --------------------------------------------------
                                                           Office -
                                             Sporting      Graphic
         In thousands                          Goods         Arts        Corp.        Total
         -------------------------------------------------------------------------------------
         Revenues from external
             customers                      $   46,309   $   43,596   $       --    $   89,905
         Net Income (Loss)                       2,184        1,024         (657)        2,551
         Total Assets                       $   64,157   $   61,222   $    8,041    $  133,420


                                                       As of and for the Six Months
                                                            Ended July 12, 2003
                                            --------------------------------------------------
                                                           Office -
                                             Sporting      Graphic
         In thousands                          Goods         Arts        Corp.        Total
         -------------------------------------------------------------------------------------

         Revenues from external
             customers                      $   37,591   $   41,349   $       --    $   78,940
         Net Income (Loss)                       1,201        1,213         (153)        2,261
         Total Assets                       $   67,544   $   58,620   $    7,025    $  133,189


Note I - Earnings Per Share
--------------------------------------------------------------------------------

The shares used in computation of the Company's basic and diluted earnings per common share are as follows:

                                                      Three Months Ended
                                                -----------------------------
         All amounts in thousands               July 10, 2004   July 12, 2003
         --------------------------------------------------------------------

         Weighted average common shares
              outstanding                             13,018          13,000
         Dilutive effect of stock options                276             248
                                                  ----------      ----------
         Weighted average common shares
              outstanding, assuming dilution          13,294          13,248
                                                  ==========      ==========


                                                       Six Months Ended
                                                -----------------------------
         All amounts in thousands               July 10, 2004   July 12, 2003
         --------------------------------------------------------------------

         Weighted average common shares
              outstanding                             12,949          13,010
         Dilutive effect of stock options                276             248
                                                  ----------      ----------
         Weighted average common shares
              outstanding, assuming dilution          13,225          13,258
                                                  ==========      ==========

Note J - Employee Stock Option Plan
--------------------------------------------------------------------------------

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

                                                            Three Months Ended
                                                      -----------------------------
         (In Thousands Except Per Share Amounts)      July 10, 2004   July 12, 2003
         --------------------------------------------------------------------------
         Net income, as reported                      $       1,953   $       2,254
         Less:  Total stock-based employee
             compensation cost determined under the
             fair value based method, net of
             income taxes                                      (194)           (110)
                                                      -------------   -------------

         Pro forma net income                         $       1,759   $       2,144
                                                      =============   =============

         Earnings per share
             Basic--as reported                       $        0.15   $        0.17
                                                      =============   =============
             Basic--pro forma                         $        0.14   $        0.16
                                                      =============   =============

             Diluted--as reported                     $        0.15   $        0.17
                                                      =============   =============
             Diluted--pro forma                       $        0.13   $        0.16
                                                      =============   =============


                                                             Six Months Ended
                                                      -----------------------------
         (In Thousands Except Per Share Amounts)      July 10, 2004   July 12, 2003
         --------------------------------------------------------------------------

         Net income, as reported                      $       2,551   $       2,261
         Less:  Total stock-based employee
             compensation cost determined under the
             fair value based method, net of
             income taxes                                      (389)           (220)
                                                      -------------   -------------

         Pro forma net income                         $       2,162   $       2,041
                                                      =============   =============

         Earnings per share
             Basic--as reported                       $        0.20   $        0.17
                                                      =============   =============
             Basic--pro forma                         $        0.17   $        0.15
                                                      =============   =============

             Diluted--as reported                     $        0.19   $        0.17
                                                      =============   =============
             Diluted--pro forma                       $        0.16   $        0.15
                                                      =============   =============

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

Overview

Escalade, Incorporated ("Escalade" or "Company") manufactures and distributes products for two industries: Sporting Goods and Office Products. Within these industries the Company has successfully built a commanding market presence in niche markets. This strategy is heavily dependent on brand recognition and excellent customer service. Management believes the key indicators in measuring the success of this strategy are revenue and earnings growth. One of the Company's key strategic advantages is the Company's established relationships with major retailers which enable the Company to bring new products to the market in a timely and cost effective manner. In addition to strategic customer relations, the Company has over 75 years of manufacturing experience that enable it to be a low cost supplier.

Results of Operations

Net revenues for the second quarter were 9.7% higher than the same period last year and 13.9% higher for the first half compared to last year. Revenue growth came primarily from the sporting goods segment.

Net income for the second quarter was down $301 thousand from the same period last year. However, due to the strong results reported in the first quarter, net income for the first half of 2004 is up 12.9% over the prior year. Net income in the sporting goods segment increased 7.5% for the second quarter over the prior year and when added to the results from the first quarter, net income for the sporting goods business is up 81.8% for the first half of 2004 compared to the same period in 2003. Net income from the office products segment was relatively unchanged in the second quarter from the same period last year, but down 15.6% for the first half of 2004 compared to the same period last year. This decrease is attributed to manufacturing inefficiencies in the office product business. The company has taken actions to resolve these problems and increase profitability in the office products business.

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

                                                 Three Months          Six Months
                                               ----------------    -----------------
                                                 2004      2003      2004      2003
         ---------------------------------------------------------------------------
         Net revenue                            100.0%    100.0%    100.0%    100.0%
         Cost of products sold                   67.9%     62.5%     68.6%     63.1%
                                               ------    ------    ------    ------
         Gross margin                            32.1%     37.5%     31.4%     36.9%
         Selling, administrative and
            general expenses                     26.0      28.9%     26.1      30.8%
                                               ------    ------    ------    ------
         Operating income                         6.1%      8.6%      5.3%      6.1%
                                               ======    ======    ======    ======

Consolidated Revenue and Gross Margin

Revenue growth in the second quarter came primarily from the sporting goods business which experienced an increase in net revenues of 15.9% over the same quarter last year. Sporting goods revenues for the first half were up 23.2% over the same period last year. Roughly half of the increased revenue is directly attributed to the archery acquisition made during the third quarter of 2003. The remainder of the increase is attributed to table tennis and basketball sales which have increased as a result of better retail placement. The Company does not expect the growth rate in the first half of 2004 to continue into the second half due to the timing of the archery business acquisition in June of 2003. Growth expectations for the second half of 2004 are expected to be modest compared to the same period in 2003.

Compared to the corresponding periods in the prior year, office product revenues increased 2.6% and 5.4% in the second quarter and first half of the year, respectively. Growth in European revenues grew 16.3% in the second quarter and 19.2% for the first half, however, the bulk of this increase is the result of fluctuations in exchange rates. Ignoring the effects of exchange rates, European revenues increased approximately 7% in the first half of 2004 compared to the same period in 2003. Revenues in North America decreased 8.7% in the second quarter and 6.2% in the first half compared to comparable periods last year. Approximately half of this decline in second quarter revenues is attributed to order delays from the US Government resulting from recent price increases on high security shredders. The remainder of the decline is due to severe price competition on office products produced in Mexico. The Company has now received the delayed orders at the higher price and is taking steps to reduce manufacturing costs to address the increased price competition on product produced in Mexico.

The consolidated gross margin rate for the first half of 2004 declined from 36.9% last year to 31.4% in the current year. However, during the second quarter of 2004 the consolidated gross margin rate increased to 32.1% from 30.4% in the first quarter of 2004. The primary reason for the decline in gross margin from 2003 to 2004 is manufacturing inefficiencies in the German factory producing office products and the adverse effect of foreign currency rates on product manufactured in Germany and sold in North America. In response to this, the Company has made significant management changes in the German factory and implemented an aggressive cost reduction effort to improve efficiency. These efforts, combined with price increases on products produced in Germany, are expected to improve the gross margin rates in the office products business in the second half of 2004. Overall gross margins on sporting goods business were marginally better in 2004 compared to 2003 as a result of increased higher margin product sales such as archery and basketball.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative costs ("SG&A") were relatively unchanged from the prior year in both the second quarter and first half of the current year. As a percentage of net revenue, SG&A declined from 30.8% in the first half of last year to 26.1% for the same period this year. The Company has initiated various cost reduction efforts in the office product business and expects to realize results from these efforts in the second half of this year.

Financial Condition and Liquidity

The financial condition of the company continues to be strong. The current ratio, a basic measure of liquidity (current assets divided by current liabilities), was 1.9 as of July 10, 2004 compared to 1.6 as of July 12, 2003 and 1.4 as of December 27, 2003. The increased current ratio is primarily due to the conversion during the first half of approximately $10 million from short-term debt to long-term debt.

The following schedule summarizes the Company's total debt:

                                            July 10,       July 12,     December 27,
         In thousands                         2004           2003          2003
         ---------------------------------------------------------------------------
         Notes payable short-term         $     12,228   $     17,440   $     21,568
         Current portion long-term debt            354          5,179            354
         Long term debt                         26,470         31,861         15,729
                                          ------------   ------------   ------------
         Total debt                       $     39,052   $     54,480   $     37,651
                                          ============   ============   ============

Total debt at July 10, 2004 increased slightly from the total at December 27, 2003 as the company begins building product for the holiday sales season. However, total debt at July 10, 2004 is significantly lower than the total at July 12, 2003 reflecting the strong cash flow from operations. As a percentage of stockholders' equity, total debt has decreased from 116% at July 12, 2003, to 63% at July 10, 2004.

During the first half of 2004, operations generated $824 thousand in cash compared to $123 thousand during the same time period in 2003. Cash was provided by net income adjusted for non-cash related items. During the first half of 2004, accounts receivable collections generated approximately $11 million in cash, which was offset by planned inventory increases.

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

A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company's foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes would not have resulted in a material impact on income before taxes for the six months ended July 10, 2004.

A substantial portion of the Company's debt is based on U.S. prime and LIBOR interest rates. In an effort to lock-in current low rates and mitigate the risk of unfavorable interest rate fluctuations the Company has entered an interest rate swap agreement. This agreement effectively converted a portion of its variable rate debt into fixed rate debt.

An adverse movement of equity market prices would have an impact on the Company's long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At July 10, 2004 the aggregate book value of long-term marketable equity securities was $1.4 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.


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


PART II.  OTHER INFORMATION

Item 1, 2, 3.  Not Required.

Item 4.      Submission of Matters to a Vote of Security Holders

The annual meeting of the registrant was held on April 23, 2004 at the offices of the Company in Evansville, Indiana. Proxy materials were circulated on March 22, 2004 proposing the election of seven members to the Board of Directors for a one year term, approval of the appointment of BKD LLP to serve as independent auditors of the company for the year 2004, and an amendment to the articles of incorporation to increase the number of authorized shares from 10 million shares to 30 million shares.

Shareholders elected the proposed directors by the following vote totals:

                                                     For             Withheld
                                               --------------------------------

              Robert E. Griffin                   11,202,308          171,504
              Blain E. Matthews, Jr.              11,139,794          234,018
              C. W. "Bill" Reed                   11,200,490          173,322
              George Savitsky                     11,361,198           12,614
              Richard D. White                    11,369,198            4,614
              Edward E. (Ned) Williams            11,371,016            2,796
              Keith P. Williams                   11,371,016            2,796

Shareholders approved the appointment of BKD LLP to serve as independent auditors of the Company for the year 2004 with the following vote: 11,357,760 shares for, 13,800 shares against and 2,252 shares abstained.

Shareholders approved the amendment to the articles of incorporation increasing the number of authorized shares from 10 million shares to 30 million shares by the following vote: 10,927,126 shares for, 350,704 shares against and 95,982 shares abstained.

Item 5.      Not Required.

Item 6.      Exhibits and Reports on Form 8-K

    (a)         Exhibits

              Number       Description

               10.1 First Amendment to Credit Agreement dated September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association, a national banking association. The Effective date of the Amendment was July 15, 2004.

               31.1 Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

               31.2 Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

               32.1        Chief Executive Officer Section 1350 Certification.

               32.2        Chief Financial Officer Section 1350 Certification.


  (b)   Reports on Form 8-K

          1. On April 8, 2004, Escalade filed a report on Form 8-K relating to its financial information for the quarter ended March 20, 2004 and forward-looking statements as presented in the shareholder message and press release dated April 8, 2004.

          2. On April 28, 2004, Escalade filed a report on Form 8-K relating to its announcement of a two-for-one stock split to all shareholders of record on May 11, 2004.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ESCALADE, INCORPORATED



Date:   July 30, 2004                      /s/ C. W. (BILL) REED
        -------------                      ----------------------------
                                           C. W. (Bill) Reed
                                           President and Chief Executive Officer



Date:   July 30, 2004                      /s/ TERRY D. FRANDSEN
        -------------                      ----------------------------
                                           Terry D. Frandsen
                                           Vice President and
                                           Chief Financial Officer