Form 10-Q
period 2004-10-02
ESCALADE INC
filed 2004-10-26
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended October 2, 2004
                          Commission File Number 0-6966


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

                                 Yes [X] No [ ]

The number of shares of Registrant's common stock (no par value) outstanding as of October 20, 2004: 13,031,064

                                      INDEX


                                                                            Page
                                                                             No.

Part I.    Financial Information:

Item 1 -   Financial Statements:

           Consolidated Condensed Balance Sheets (Unaudited) as
           of October 02, 2004, October 04, 2003, and December 27, 2003       3

           Consolidated Condensed Statements of Income (Unaudited)
           for the Three Months and Nine Months Ended October 02, 2004
           and October 04, 2003                                               4

           Consolidated Condensed Statements of Comprehensive
           Income (Unaudited) for the Three Months and Nine Months
           Ended October 02, 2004 and October 04, 2003                        4

           Consolidated Condensed Statements of Cash Flows (Unaudited)
           for the Nine Months Ended October 02, 2004 and October 04, 2003    5

           Notes to Consolidated Condensed Financial Statements               6

Item 2 -   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          9

Item 3 -   Quantitative and Qualitative Disclosures about Market Risk        12

Item 4 -   Controls and Procedures                                           13

Part II.   Other Information

Item 6 -   Exhibits and Reports on Form 8-K                                  13

           Signatures                                                        14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands except share information)

                                                  October 02,     October 04,    December 27,
                                                     2004            2003            2003
                                                 ------------    ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                     $        491    $        554    $        648
   Receivables, less allowance of
       $1,543; $1,313; and $1,991;
       respectively                                    59,003          64,183          45,073
   Inventories                                         43,011          42,477          29,853
   Prepaid expenses                                     1,215           1,592           1,611
   Deferred income tax benefit                          2,422           1,608           2,434
                                                 ------------    ------------    ------------
TOTAL CURRENT ASSETS                                  106,142         110,414          79,619

Property, plant and equipment                          51,524          46,954          48,844
   Accumulated depreciation and
       amortization                                   (35,605)        (29,376)        (31,307)
                                                 ------------    ------------    ------------
                                                       15,919          17,578          17,537

Intangible assets                                       7,965           8,936           9,026
Goodwill                                               17,399          17,946          18,777
Other assets                                            9,680           7,657           9,478
                                                 ------------    ------------    ------------
                                                 $    157,105    $    162,531    $    134,437
                                                 ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                 $     27,837    $     28,939    $     21,568
   Current portion of long-term debt                      354             354             354
   Trade accounts payable                              18,202          22,730           8,139
   Accrued liabilities                                 24,812          22,347          23,321
   Income tax payable                                     367           2,677           1,580
                                                 ------------    ------------    ------------
TOTAL CURRENT LIABILITIES                              71,572          77,047          54,962

Other Liabilities:
   Long-term debt                                      16,960          29,766          15,729
   Interest rate swap agreement                           629             685           1,055
   Deferred compensation                                1,510           1,387           1,408
                                                 ------------    ------------    ------------
                                                       19,099          31,838          18,192

 Minority Interest                                         --             377              --

Stockholders' equity:
Preferred stock:
   Authorized 1,000,000 shares; no par
       value, none issued
Common stock:
   Authorized 30,000,000 shares; no
       par value, Issued and outstanding -
       13,031,064; 12,848,012; and 12,854,162;
       respectively                                    13,031          12,848          12,854
Retained Earnings                                      51,448          39,704          46,182
Accumulated other comprehensive income                  1,955             717           2,247
                                                 ------------    ------------    ------------
                                                       66,434          53,269          61,283
                                                 ------------    ------------    ------------
                                                 $    157,105    $    162,531    $    134,437
                                                 ============    ============    ============

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

                                          ------------------------------------------------------------
                                               Three Months Ended              Nine Months Ended
                                          ----------------------------    ----------------------------
                                           October 02,     October 04,     October 02,     October 04,
                                              2004            2003            2004            2003
                                          ------------    ------------    ------------    ------------
  Net Sales                               $     78,492    $     73,660    $    168,397    $    152,600

  Costs, expenses and other income:
       Cost of products sold                    56,738          53,552         118,381         103,371
       Selling, general and
           administrative expenses              12,223          11,619          35,690          35,941
       Interest                                    489             700           1,427           1,800
       Other expense (income)                     (245)         (1,124)           (546)         (1,084)
       Restructuring costs                       1,412              --           1,412              --
       Goodwill impairment loss                  1,312              --           1,312              --
                                          ------------    ------------    ------------    ------------
                                                71,929          64,747         157,676         140,028

 Net income before income taxes and
        minority interest                        6,563           8,913          10,721          12,572

 Net Income in subsidiary allocated
         to minority interest                       --              (9)             --              (5)
 Provision for income taxes                      2,233           2,779           3,840           4,182
                                          ------------    ------------    ------------    ------------

 Net income                               $      4,330    $      6,125    $      6,881    $      8,385
                                          ============    ============    ============    ============

 Per Share Data:
       Basic earnings per share           $       0.33    $       0.48    $       0.53    $       0.65
       Diluted earnings per share         $       0.33    $       0.47    $       0.52    $       0.64




CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

 Net income                               $      4,330    $      6,125    $      6,881    $      8,385

 Unrealized gain on securities, net
       of tax                                       41               5              48              74

 Foreign currency translation
       adjustment                                   (1)            426            (617)          1,353

 Unrealized gain (loss) on interest
       rate swap agreement net
       of deferred tax expense of $155             161              43             276            (685)
                                          ------------    ------------    ------------    ------------

 Comprehensive income                     $      4,531    $      6,599    $      6,588    $      9,127
                                          ============    ============    ============    ============

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

                                                               Nine Months Ended
                                                     ------------------------------------
                                                     October 02, 2004    October 04, 2003
                                                     ----------------    ----------------
 Operating Activities:
      Net income                                     $          6,881    $          8,385
      Depreciation and amortization                             4,832               3,996
      Gain on Debt Extinguishment                                  --                (699)
      Net income                                                1,312                  --
      Adjustments necessary to reconcile
         net income to net cash provided
         by operating activities                              (18,275)            (17,018)
                                                     ----------------    ----------------
      Net cash used by operating
         activities                                            (5,250)             (5,336)

Investing Activities:
      Purchase of property and equipment                       (1,397)             (1,827)
      Purchase of certain assets of
         North American Archery Group                              --             (11,432)
      Acquisition of majority interest
         in Schleicher & Co.
         International AG                                          --             (12,587)
      Equity investment in Sweden Table
         Tennis AB                                                 --                (187)
      Step(R) product license buyout                               --                (875)
                                                     ----------------    ----------------
      Net cash used by investing
         activities                                            (1,397)            (26,908)


  Financing Activities:

      Net increase in notes payable -
         Bank                                                   8,315              31,371
      Net decrease in long-term debt                             (167)               (167)
      Proceeds from exercise of stock
         options                                                1,103                 266
      Purchase of common stock                                   (984)             (1,999)
      Dividends Paid                                           (1,556)                 --
      Foreign Currency Translation                               (221)                (43)
                                                     ----------------    ----------------

      Net cash provided by financing
         activities                                              6490              29,428
                                                     ----------------    ----------------

  Net decrease in cash and cash
      equivalents                                                (157)             (2,816)
  Cash and cash equivalents, beginning
      of period                                                   648               3,370
                                                     ----------------    ----------------
  Cash and cash equivalents, end of
      period                                         $            491    $            554
                                                     ================    ================

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


Note B - Seasonal Aspects
--------------------------------------------------------------------------------

The results of operations for the nine-month periods ended October 02, 2004 and October 04, 2003 are not necessarily indicative of the results to be expected for the full year.


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


Note D - Inventories
--------------------------------------------------------------------------------

                                     October 02,    October 04,    December 27,
         (All amounts in thousands)      2004           2003           2003
         -----------------------------------------------------------------------

         Raw materials              $     10,853   $     10,909   $      7,300
         Work in progress                  7,010          5,662          5,133
         Finished goods                   25,148         25,906         17,420
                                    ------------   ------------   ------------
                                    $     43,011   $     42,477   $     29,853
                                    ============   ============   ============


Note E - Short-Term Debt
--------------------------------------------------------------------------------

In September 2004, the Company executed a fourth amendment to the revolving term loan agreement which added a Euro 2.5 million revolving term loan and an overdraft facility of 1.0 million Euro and 0.5 million British Pounds. The amendment did not alter the terms on the existing debt. The interest rate on the Euro revolving term loan is tied to the Euribor rate and matures on July 15, 2006. The interest rate on the overdraft facilities is Libor plus 2%. At October 02, 2004, the Company had no borrowings under either instrument.

Note F - Notes Payable
--------------------------------------------------------------------------------

On July 15, 2004 the Company's directly owned subsidiary, Indian-Martin, Inc., renewed its revolving line of credit under which it can borrow funds from time to time to purchase eligible accounts receivable from the Company's operating subsidiaries. The terms of the amended agreement remain essentially unchanged with a new expiration date of July 15, 2006. Subject to limitations, the aggregate borrowing under the revolving credit line is $45 million. At October 02, 2004, outstanding borrowings were $19.8 million utilizing the prime interest rate option at an effective rate of 3.25%.


Note G - Restructuring Costs
--------------------------------------------------------------------------------

On August 01, 2004, as a result of continued declines in office product sales and increased competition, the Company initiated a facility consolidation plan for North America and involuntary employee terminations throughout the office product business in order to align the business with market conditions and better position the business to compete against imports from Asia. Under this plan the Company will close two facilities in North America and reduce its workforce by 102 people. Accordingly, a restructuring charge of $1.4 million ($1.2 million, net of tax) has been recorded in the third quarter consisting of $1.0 million related to involuntary severance and employee benefits; and $0.4 million associated with the write-down of fixed assets.


Note H - Goodwill Impairment Loss
--------------------------------------------------------------------------------

One product line in the office product business segment is almost exclusively manufactured in a facility slated to be closed as a result of the facility consolidation plans initiated by the Company. Continued sales declines in this product line and the planned closure of the associated manufacturing plant have necessitated an impairment evaluation of the goodwill specifically allocated to this product line. In accordance with the provisions of FASB Statement No. 142 Goodwill and Other Intangible Assets, the Company prepared a discounted cash flow analysis which indicated that the book value of the product line significantly exceeded its estimated fair value and that goodwill impairment had occurred. Accordingly, the Company has recognized a non-cash impairment loss of $1.3 million ($0.8 million, net of tax) in the third quarter.


Note I - Income Taxes
--------------------------------------------------------------------------------

The provision for income taxes was computed based on financial statement income.


Note J - Dividend Payment
--------------------------------------------------------------------------------

On March 12, 2004, the Company paid a dividend of $0.24 per common share to all shareholders of record on March 5, 2004. The total amount of the dividend was $1.6 million and was charged against retained earnings.

Note K - Segment Information
--------------------------------------------------------------------------------

                                                  As of and for the Nine Months
                                                      Ended October 02, 2004
                                  -----------------------------------------------------------
                                                    Office -
                                    Sporting        Graphic
         In thousands                 Goods           Arts           Corp.           Total
         ------------------------------------------------------------------------------------
         Revenues from external
           customers              $    107,795   $     60,602    $         --    $    168,397
         Net Income (Loss)               7,434           (125)           (428)          6,881
         Total Assets             $     86,108   $     59,565    $     11,432    $    157,105


                                                  As of and for the Nine Months
                                                      Ended October 04, 2003
                                  -----------------------------------------------------------
                                                    Office -
                                    Sporting        Graphic
         In thousands                 Goods           Arts           Corp.           Total
         ------------------------------------------------------------------------------------

         Revenues from external
           customers              $     91,870   $     60,730    $         --    $    152,600
         Net Income (Loss)               5,930          2,663            (208)          8,385
         Total Assets             $     96,032   $     56,934    $      9,565    $    162,531


Note L - Earnings Per Share
--------------------------------------------------------------------------------

The shares used in computation of the Company's basic and diluted earnings per common share are as follows:

                                                     Three Months Ended
                                                ---------------------------
                                                 October 02,    October 04,
         In thousands                               2004           2003
         ------------------------------------------------------------------
         Weighted average common shares
            outstanding                               13,041         12,854
         Dilutive effect of stock options                241            314
                                                ------------   ------------
         Weighted average common shares
            outstanding, assuming dilution            13,282         13,168
                                                ============   ============


                                                      Nine Months Ended
                                                ---------------------------
                                                 October 02,    October 04,
         In thousands                               2004           2003
         ------------------------------------------------------------------
         Weighted average common shares
            outstanding                               13,024         12,962
         Dilutive effect of stock options                195            314
                                                ------------   ------------
         Weighted average common shares
            outstanding, assuming dilution            13,219         13,276
                                                ============   ============

Note M - Employee Stock Option Plan
--------------------------------------------------------------------------------

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

                                                          Three Months Ended
                                                      ---------------------------
                                                       October 02,    October 04,
         (In Thousands Except Per Share Amounts)          2004           2003
         ------------------------------------------------------------------------
         Net income, as reported                      $      4,330   $      6,125
         Less:  Total stock-based employee
             compensation cost determined under the
             fair value based method, net of
             income taxes                                     (194)          (110)
                                                      ------------   ------------

         Pro forma net income                         $      4,136   $      6,015
                                                      ============   ============

         Earnings per share
             Basic--as reported                       $       0.33   $       0.48
                                                      ============   ============
             Basic--pro forma                         $       0.32   $       0.47
                                                      ============   ============

             Diluted--as reported                     $       0.33   $       0.47
                                                      ============   ============
             Diluted--pro forma                       $       0.31   $       0.46
                                                      ============   ============

                                                            Nine Months Ended
                                                      ---------------------------
                                                       October 02,    October 04,
         (In Thousands Except Per Share Amounts)          2004           2003
         ------------------------------------------------------------------------

         Net income, as reported                      $      6,881   $      8,385
         Less:  Total stock-based employee
             compensation cost determined under the
             fair value based method, net of
             income taxes                                     (583)          (330)
                                                      ------------   ------------

         Pro forma net income                         $      6,298   $      8,055
                                                      ============   ============

         Earnings per share
             Basic--as reported                       $       0.53   $       0.65
                                                      ============   ============
             Basic--pro forma                         $       0.48   $       0.62
                                                      ============   ============

             Diluted--as reported                     $       0.52   $       0.64
                                                      ============   ============
             Diluted--pro forma                       $       0.48   $       0.61
                                                      ============   ============

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

Overview

Escalade, Incorporated ("Escalade" or "Company") manufactures and distributes products for two industries: Sporting Goods and Office Products. Within these industries the Company has successfully built a significant market presence in niche markets. This strategy is heavily dependent on brand recognition and excellent customer service. Management believes the key indicators in measuring the success of this strategy are revenue and earnings growth. One of the Company's key strategic advantages is the Company's established relationships with major retailers which enable the Company to bring new products to the market in a timely and cost effective manner. In addition to strategic customer relations, the Company has over 75 years of manufacturing experience that enable it to be a low cost supplier.

Results of Operations

Strong sales in the sporting goods segment during the third quarter resulted in an increase in net sales of 6.6% compared to the same period last year. Building on a strong first half, year-to-date net sales are 10.4% ahead of the same period last year - all of the sales growth coming from the sporting goods segment.

Due to non-recurring restructuring and goodwill impairment costs recorded in the office products segment, net income for the third quarter was down 29.3% compared to the prior year. The cumulative impact of these one-time charges was $2.7 million, $2.1 million net of taxes. Since these are one-time charges not reflective of continued operations, management believes that excluding these charges affords a better comparison with past results. Excluding these non-recurring charges, net income for the third quarter would have been $6.4 million - a 4.8% increase over the prior year. Net income for the nine months was also negatively affected by these non-recurring charges reflecting a decline of 17.9% over the same period last year. Excluding non-recurring charges, year-to-date net income would be $9.0 million; an increase of 7.0% over the prior year.

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

                                                 Three Months             Nine Months
                                             ---------------------------------------------
                                               2004        2003        2004        2003
         ---------------------------------------------------------------------------------
         Net revenue                            100.0%      100.0%      100.0%      100.0%
         Cost of products sold                   72.3%       72.7%       70.3%       67.7%
                                             --------    --------    --------    --------
         Gross margin                            27.7%       27.3%       29.7%       32.3%
         Selling, administrative and
             general expenses                    15.6        15.8%       21.2        23.6%
                                             --------    --------    --------    --------
         Operating income - excluding non-
             recurring charges                   12.1        11.5         8.5         8.7
         Restructuring Costs                      1.8          --         0.8          --
                                             --------    --------    --------    --------
         Operating Income                        10.3%       11.5%        7.7%        8.7%
                                             ========    ========    ========    ========

Consolidated Revenue and Gross Margin

Third quarter revenue growth of 13.3% in the sporting goods business was partially offset by a 12.3% decline in the office products business. Year-to-date, Sporting goods sales are ahead of the same period last year by 17.3% while office product sales are relatively unchanged.

Approximately 25% of the revenue growth in the sporting goods business is attributed to inclusion for a full year of the archery business acquired in June of last year. The remainder of the growth appears to come from earlier than normal holiday season purchases by large retail customers. Overall revenue growth in the sporting goods business for the year is anticipated to be modest compared to the prior year.

The third quarter decline in office product revenues is primarily due to shipping delays and lower shredder orders in North America. The Company believes this decline is due to lost focus in the sales organization caused by restructuring activities. Office product sales in North America declined $2.3 million or 20.3% in the third quarter compared to last year while European sales during the same period remained unchanged. Total year-to-date revenues were relatively unchanged from the same period last year although revenues in Europe were up 12.9% and sales in North America declined 10.9%. Excluding the effect of exchange rate fluctuations, European sales increased 3.6% year-to-date compared to the prior year.

The consolidated gross margin rate for the third quarter increased from 27.3% last year to 27.7% in the current year; primarily reflecting cost reduction efforts and product price increases initiated in the office products business. On a year-to-date basis, the gross margin rate declined from 32.3% last year to 29.7% in the current year primarily due to manufacturing inefficiencies experienced earlier this year in the office product business and the adverse effect of foreign currency on product manufactured in Germany and sold in North America. The Company has initiated restructuring plans to increase manufacturing efficiencies in Germany and implemented selling price increases to mitigate the adverse foreign exchange effects. However, raw material costs in both business segments continue to rise and may have future negative effects on the gross margins in each business segment to the extent the Company cannot raise selling prices and reduce costs. Year-to-date gross margin rates in the sporting goods business are marginally higher than the same period last year as a result of the archery business acquired in June of last year which has higher gross margin rates than other sporting goods products. The year-to-date gross margin ratio in the office product business is lower than last year, but expected to improve through the remainder of this year as selling price increases become fully implemented.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative costs ("SG&A") were slightly higher in the third quarter compared to last year, but as a percentage of revenues SG&A remained relatively unchanged from the same period last year. On a year-to-date basis, total SG&A is relatively unchanged from the prior year, but as a percent of revenues it decreased from 23.6% last year to 21.3% in the current year. Efforts initiated this year to reduce SG&A in the office product business are offset by increased SG&A costs incident to higher sales volume in the sporting goods business.

Restructuring Costs

In July the Company formulated several restructuring activities to better align the Company's office products business with current market conditions. In the third quarter the Company recorded a restructuring charge of $1.4 million ($1.2 million net of taxes) to reflect involuntary employee reductions in Europe and North America; and facility consolidations in North America. This restructuring plan announced and initiated on August 01, 2004 includes involuntary workforce reductions of approximately 100 employees. The restructuring charge includes $1.0 million for employee severance and benefits; and $0.4 million related to asset write-offs in conjunction with facility consolidations in North America. Under the facility consolidation plan the Company will close its distribution facility in North Carolina and its office product manufacturing facility in Mexico. Management does not expect additional costs related to this restructuring plan.

Goodwill Impairment Loss

The planned closure of the office product manufacturing plant in Mexico and the continued sales decline of the product line manufactured from that location, caused the Company to evaluate the goodwill specific to that plant and product line. As a result of that evaluation the Company determined that a portion of the goodwill had been permanently impaired and accordingly recorded an impairment loss of $1.3 million ($0.8 million net of taxes) in the third quarter. A portion of the product line manufactured in Mexico will be outsourced to Asia and the remainder, mostly supplied by third parties, will be consolidated with the Wabash, Indiana plant.

Financial Condition and Liquidity

The Company continues to enjoy strong financial health. The current ratio, a basic measure of liquidity (current assets divided by current liabilities), remains relatively unchanged from last year. Although the sales volume is higher than last year, accounts receivable are down. Inventory levels are in line with last year reflecting the seasonal buildup for the holiday sales season.

The following schedule summarizes the Company's total debt:

                                           October 02,    October 04,    December 27,
         In thousands                         2004           2003           2003
         ---------------------------------------------------------------------------
         Notes payable short-term         $     27,837   $     28,939   $     21,568
         Current portion long-term debt            354            354            354
         Long term debt                         16,960         29,766         15,729
                                          ------------   ------------   ------------
         Total debt                       $     45,151   $     59,059   $     37,651
                                          ============   ============   ============

Total debt at October 02, 2004 was $13.9 million lower than the balance at October 04, 2003. The decrease from last year represents the absence of any significant acquisitions and the strong cash flows inherent in the business. As a percentage of stockholders' equity, total debt has decreased from 111% at October 04, 2003, to 68% at October 02, 2004.

During the nine months ended October 02, 2004, operations used $5.2 million in cash, relatively unchanged from the same period last year. The absence of any significant acquisition in the current year resulted in a significant reduction in bank debt borrowings; $8.3 million in the current year compared to $31.2 million last year.

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

A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company's foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes would not have resulted in a material impact on income before taxes for the nine months ended October 02, 2004.

A substantial portion of the Company's debt is based on U.S. prime and LIBOR interest rates. In an effort to lock-in current low rates and mitigate the risk of unfavorable interest rate fluctuations the Company entered an interest rate swap agreement that effectively converted a portion of its variable rate debt into fixed rate debt.

An adverse movement of equity market prices would have an impact on the Company's long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At October 02, 2004 the aggregate book value of long-term marketable equity securities was $1.5 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.

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


PART II.  OTHER INFORMATION

Item 1.   Not Required.

Item 2.

   (c)   Issuer Purchases of Equity Securities

                                                  (c) Total      (d) Maximum
                                                  Number of       Number (or
                                                  Shares (or      Approximate
                                                    Units)        Dollar Value)
                                                  Purchased      of Shares (or
                      (a) Total                   as Part of      Units) that
                      Number of     (b) Average    Publicly       May Yet Be
                        Shares       Price Paid   Announced        Purchased
                      (or Units)     per Share     Plans or     Under the Plans
Period                Purchased      (or Unit)     Programs       or Programs
--------------------  ----------     ----------  ------------  --------------
07/11/2004 through
08/07/2004                None          None           None           None
--------------------  ----------     ----------  ------------  --------------
08/08/2004 through
09/04/2004                14,450(1)  $   11.423       286,610  $      835,808
--------------------  ----------     ----------  ------------  --------------
09/05/2004 through
10/02/2004                None           None          None           None
--------------------  ----------     ----------  ------------  --------------
Total                     14,450     $   11.423       286,610  $      835,808
--------------------  ----------     ----------  ------------  --------------

(1) The Company announced in February 2003 that the Board of Directors had approved a share repurchase plan. Under the plan the Company is authorized to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. The repurchase plan has no expiration date.

Item 3, 4, 5.  Not Required.

Item 6.  Exhibits and Reports on Form 8-K

   (a)      Exhibits

        Number    Description

         10.1 Fourth amendment to amended and restated credit agreement dated June 1, 2003 by and between Escalade, Incorporated and Bank One, N.A. a national banking association. The Effective date of amendment was July 15, 2004.

         10.2 Euro revolving note dated July 15, 2004, in principal amount of (euro)2,500,000, executed by Escalade, Incorporated in favor of Bank One, N.A., London branch.

         10.3 Uncommitted overdraft facility not to exceed 1.0 million Euro and 500 thousand pounds sterling between Escalade, Incorporated and Bank One, N.A., London branch.

         31.1     Chief Executive Officer Rule 13a-14(a)/15d-14(a)
                  Certification.

         31.2     Chief Financial Officer Rule 13a-14(a)/15d-14(a)
                  Certification.

         32.1     Chief Executive Officer Section 1350 Certification.

         32.2     Chief Financial Officer Section 1350 Certification.


   (b)      Reports on Form 8-K

         1. On July 30, 2004, Escalade filed a report on Form 8-K relating to its financial information for the quarter ended July 10, 2004 and forward-looking statements as presented in the shareholder message and press release dated July 30, 2004.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ESCALADE, INCORPORATED



Date:   October 22, 2004                 /s/ C. W. (BILL) REED
        ----------------                 -------------------------------------
                                         C. W. (Bill) Reed
                                         President and Chief Executive Officer



Date:   October 22, 2004                 /s/ TERRY D. FRANDSEN
        ----------------                 -------------------------------------
                                         Terry D. Frandsen
                                         Vice President and
                                         Chief Financial Officer