Form 10-K/A
period 2003-12-27
ESCALADE INC
filed 2004-11-23
CIK 33488

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

                             ESCALADE, INCORPORATED
                         -------------------------------
             (Exact name of registrant as specified in its charter)

            Indiana                                               13-2739290
            -------                                               ----------
      (State of incorporation)                                     (IRS EIN)

                      251 Wedcor Ave, Wabash, Indiana 46992
                      -------------------------------------
                     (Address of principal executive office)

                                 (260) 569-7233
                                  -------------
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act
                           Common Stock, No Par Value
                           --------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. yes [X] no [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act). yes [X] no [ ]

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

                                EXPLANATORY NOTE

      This Amendment No. 1 to the Annual Report on Form 10-K of Escalade, Incorporated (the "Company") amends the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003, originally filed with the Securities and Exchange Commission on March 11, 2004 (the "Original Filing"). The Company is filing this Amendment No. 1 for the sole purpose of revising the Independent Auditor's Report in Item 8 to include the auditor's signature, which signature was inadvertently omitted from the report filed with the Original Filing, and to correct a cross reference in Item 8 to refer to Item 15. In addition, in connection with the filing of this Amendment No. 1 and pursuant to SEC rules, the Company is including with this Amendment No. 1 certain currently dated certifications.

      Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing. The filing of this Amendment No. 1 is not a representation that any statements contained in the Company's Form 10-K are true and complete as of any date other than the date of the Original Filing.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART II

   Item 8.      Financial Statements and Supplementary Data                          14

PART IV

   Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K     16

                                     PART II

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Item 8 are set forth in Part IV, Item 15.

                                     PART IV

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                   Schedule II - Valuation and qualifying accounts

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

              10.15 Trust Indenture between the City of Wabash, Indiana and Bank One Trust Company, NA as Trustee dated September 1, 1998 relating to the Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1998 (Martin Yale Industries, Inc. Project) (f)

              10.16 Real Estate Sales Contract dated September 17, 1990 between Martin Yale Industries, Inc. and Fritkin-Jones Design Group, Inc. (b)

      (4)   EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

              10.17 The Harvard Sports/Indian Industries, Inc. 401(k) Plan as amended and merged in 1993 (c)

              10.18 Martin Yale Industries, Inc. 401(k) Retirement Plan as amended in 1993 (c)

              10.19 Incentive Compensation Plan for Escalade, Incorporated and its subsidiaries (a)

              10.20 Example of contributory deferred compensation agreement between Escalade, Incorporated and certain management employees allowing for deferral of compensation (a)

              10.21  1997 Director Stock Compensation and Option Plan (e)

              10.22  1997 Incentive Stock Option Plan (e)

              21     Subsidiaries of the Registrant

              23     Consent of BKD, LLP

              99.1   Certification of Chief Executive Officer

              99.2   Certification of Chief Financial Officer

              (a) Incorporated by reference from the Company's Form S-2 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987

              (b) Incorporated by reference from the Company's 1990 Annual Report on Form 10-K

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

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants' Report are submitted herewith:

                                                                                        Page
Independent Accountants' Report......................................................    19

Consolidated financial statements of Escalade, Incorporated and subsidiaries:

   Consolidated balance sheets--December 27, 2003 and December 28, 2002..............    20

   Consolidated statements of income--fiscal years ended December 27, 2003,
      December 28, 2002 and December 29, 2001........................................    21

   Consolidated statements of stockholders' equity--fiscal years ended December 27,
      2003, December 28, 2002 and December 29, 2001..................................    22

   Consolidated statements of cash flows--fiscal years ended December 27, 2003,
      December 28, 2002 and December 29, 2001........................................    23

   Notes to consolidated financial statements........................................    24

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

      /s/ BKD LLP

      BKD LLP
      Evansville, Indiana
      February 3, 2004

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 27,  December 28,
All Amounts in Thousands Except Share Information                                   2003          2002
-------------------------------------------------                               ------------  ------------
ASSETS
   Current assets
     Cash and cash equivalents                                                     $    648     $  3,370
     Receivables, less allowances of $1,991 and $550                                 45,073       34,141
     Inventories                                                                     29,853       20,549
     Prepaid expenses                                                                 1,611          542
     Deferred income tax benefit                                                      2,434          815
                                                                                   --------     --------
         Total current assets                                                        79,619       59,417

     Property, plant and equipment                                                   17,537        9,059
     Intangible assets                                                                9,026        6,492
     Goodwill                                                                        18,777       13,351
     Other assets                                                                     9,478        8,469
                                                                                   --------     --------

                                                                                   $134,437     $ 96,788
                                                                                   ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
     Notes payable--bank                                                           $ 21,568     $ 11,223
     Current portion of long-term debt                                                  354          167
     Trade accounts payable                                                           8,139        2,793
     Accrued liabilities                                                             23,321       17,004
     Income tax payable                                                               1,580        1,189
                                                                                   --------     --------
         Total current liabilities                                                   54,962       32,376
                                                                                   --------     --------
   Other liabilities
     Long-term debt                                                                  15,729       17,200
     Deferred compensation                                                            1,408        1,337
     Interest Rate Swap                                                               1,055           --
                                                                                   --------     --------
                                                                                     18,192       18,537
                                                                                   --------     --------
   Stockholders' equity
     Preferred stock
       Authorized--1,000,000 shares, no par value, none issued
     Common stock
       Authorized--10,000,000 shares, no par value
     Issued and outstanding--2003--6,427,081 shares,
         2002--6,508,856 shares                                                       6,427        6,509
     Retained earnings                                                               52,609       38,709
     Additional paid-in capital                                                          --          681
     Accumulated other comprehensive income (loss)                                    2,247          (24)
                                                                                   --------     --------
                                                                                     61,283       45,875
                                                                                   --------     --------

                                                                                   $134,437     $ 96,788
                                                                                   ========     ========

See notes to consolidated financial statements.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 Years Ended
                                                   ----------------------------------------
                                                   DECEMBER 27,  December 28,  December 29,
All Amounts in Thousands Except Per Share Data         2003          2002          2001
----------------------------------------------     ------------  ------------  ------------
Net Sales                                           $ 221,728     $ 155,455     $ 148,853

Costs, Expenses and Other Income
   Cost of products sold                              154,365       111,164       106,921
   Selling, administrative and general expenses        46,367        26,328        21,850
   Amortization of goodwill                                --            --           862
   Interest                                             2,282           951         1,359
   Other expense (income)                              (2,509)           69           430
                                                    ---------     ---------     ---------
                                                      200,505       138,513       131,423
                                                    ---------     ---------     ---------

Income Before Income Taxes                             21,223        16,943        17,430

Provision for Income Taxes                              6,373         5,804         6,292
                                                    ---------     ---------     ---------

NET INCOME                                          $  14,850     $  11,138     $  11,139
                                                    =========     =========     =========
Per Share Data
   Basic earnings per share                         $    2.29     $    1.72     $    1.73
                                                    =========     =========     =========

   Diluted earnings per share                       $    2.25     $    1.66     $    1.68
                                                    =========     =========     =========

See notes to consolidated financial statements.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                 COMMON STOCK                        ADDITIONAL  COMPREHENSIVE
                                               -----------------      RETAINED        PAID-IN        INCOME
All Amounts in Thousands                       SHARES     AMOUNT      EARNINGS         CAPITAL        (LOSS)            TOTAL
------------------------                       ------     ------      --------         -------        ------            -----
BALANCES AT DECEMBER 30, 2000                    2,166    $ 2,166     $ 21,492          $    105     $   197           $ 23,960

   Comprehensive income
     Net income                                                         11,139                                           11,139
     Unrealized losses on securities, net
       of tax                                                                                            (72)               (72)
                                                                                                                       --------
                                                                                                                         11,067
   Exercise of stock options                        32         32                            434                            467
   Stock issued under the Director Stock
     Option Plan                                     6          6                            102                            108
   Purchase of stock                               (63)       (63)        (777)             (365)                        (1,206)
   Stock split                                   4,283
   Restatement of common stock to $1 per
     share                                                  4,283       (4,283)                                              --
                                                 -----    -------     --------          --------     -------           --------

BALANCES AT DECEMBER 29, 2001                    6,424      6,424       27,571               276         125             34,396

   Comprehensive income
     Net income                                                         11,138                                           11,138
     Unrealized losses on securities, net
       of tax                                                                                           (149)              (149)
                                                                                                                       --------
                                                                                                                         10,989
   Exercise of stock options                        96         96                            441                            537
   Stock issued under the Director Stock
     Option Plan                                    12         12                             68                             80
   Purchase of stock                               (23)       (23)                          (104)                          (127)
                                                 -----    -------     --------          --------     -------           --------

BALANCES AT DECEMBER 28, 2002                    6,509      6,509       38,709               681         (24)            45,875

   Comprehensive income
     Net income                                                         14,850                                           14,850
     Unrealized Gain on securities, net of
       tax                                                                                               103                103
     Foreign Currency Translation
     Adjustment                                                                                        2,853              2,853
     Unrealized Loss on Interest Rate Swap
       Agreement, net of tax                                                                            (685)              (685)
                                                                                                                       --------
                                                                                                                         17,121

   Exercise of stock options                        60         60                            290                            350

   Stock issued under the Director Stock
     Option Plan                                     2          2                             49                             51
   Purchase of stock                              (144)      (144)        (950)           (1,020)                        (2,114)
                                                 -----    -------     --------          --------     -------           --------

BALANCES AT DECEMBER 27, 2003                    6,427    $ 6,427     $ 52,609          $     --     $ 2,247           $ 61,283
                                                 =====    =======     ========          ========     =======           ========

See notes to consolidated financial statements.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All Amounts in Thousands)

YEARS ENDED DECEMBER 27, DECEMBER 28 AND DECEMBER 29               2003         2002         2001
----------------------------------------------------               ----         ----         ----
OPERATING ACTIVITIES
   Net income                                                    $ 14,850     $ 11,138     $ 11,139
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization                                  5,301        3,798        3,592
     Provision for doubtful accounts                                  131          101           40
     Deferred income taxes                                         (1,042)         (14)        (314)
     Provision for deferred compensation                              121          117          112
     Deferred compensation paid                                       (50)         (55)         (35)
     (Gain) loss on disposals of assets                               (25)        (304)         135
     Changes in
       Accounts receivable                                          3,077       (6,974)        (521)
       Inventories                                                  5,959       (1,004)         860
       Prepaids                                                       262         (378)         (27)
       Other assets                                                (1,024)        (500)         (49)
       Income tax payable                                            (264)        (493)        (293)
       Accounts payable and accrued expenses                         (770)      (1,557)       4,979
                                                                 --------     --------     --------
         Net cash provided by operating activities                 26,526        3,875       19,618
                                                                 --------     --------     --------
INVESTING ACTIVITIES
   Premiums paid for life insurance                                   (32)         (32)         (32)
   Change in cash surrender value, net of loans and premiums         (121)          47           36
   Purchase of property and equipment                              (2,564)      (3,085)      (2,739)
   Purchase of long-term investments                                 (846)         (15)         (60)
   Purchase of Bear Archery assets                                 (9,855)          --           --
   Purchase of certain additional Mead Hatcher assets                  --         (600)          --
   Purchase of Accudart                                                --           --       (1,966)
   Purchase of U. S. Weight                                            --           --       (5,889)
   Purchase of certain assets of Murrey and Sons                       --       (2,489)          --
   Purchase of certain assets of Steve Mizerak, Inc.                   --       (1,229)          --
   Purchase of all assets relating to The Step product line          (875)      (4,840)          --
   Proceeds from sale of property and equipment                       207        1,699           --
   Equity investment in Schleicher & Co. International AG          (9,886)      (2,557)          --
                                                                 --------     --------     --------
         Net cash used by investing activities                    (23,972)     (13,101)     (10,650)
                                                                 --------     --------     --------
FINANCING ACTIVITIES
   Net increase (decrease) in notes payable--bank                  (2,270)       1,453       (3,497)
   Proceeds from exercise of stock options                            350          617          575
   Reduction of long-term debt                                     (1,848)      (5,167)      (5,900)
   Purchase of stock                                               (2,114)        (127)      (1,206)
   Proceeds from long-term debt                                        --       14,900          833
                                                                 --------     --------     --------
         Net cash provided (used) by financing activities          (5,882)      11,676       (9,195)
                                                                 --------     --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               606           --           --
                                                                 --------     --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (2,722)       2,450         (227)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        3,370          920        1,147
                                                                 --------     --------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $    648     $  3,370     $    920
                                                                 ========     ========     ========
SUPPLEMENTAL CASH FLOWS INFORMATION
   Interest paid                                                 $  2,285     $    952     $  1,480
   Income taxes paid, net                                           7,207        6,831        7,122
   Fixed assets in accounts payable                                    --           68           --

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

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

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

 (In Thousands Except Per Share Amounts)                        2003            2002           2001
 ---------------------------------------                        ----            ----           ----
Net income, as reported                                       $   14,850     $   11,138     $   11,139
Less: Total stock-based employee compensation cost
  determined under the fair value based method, net of
  income taxes                                                      (440)          (404)          (208)
                                                              ----------     ----------     ----------

Pro forma net income                                          $   14,410     $   10,734     $   10,931
                                                              ==========     ==========     ==========
Earnings per share
  Basic--as reported                                          $     2.29     $     1.72     $     1.73
                                                              ==========     ==========     ==========
  Basic--pro forma                                            $     2.22     $     1.65     $     1.70
                                                              ==========     ==========     ==========
  Diluted--as reported                                        $     2.25     $     1.66     $     1.68
                                                              ==========     ==========     ==========
  Diluted--pro forma                                          $     2.18     $     1.59     $     1.65
                                                              ==========     ==========     ==========

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

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

INTANGIBLE ASSETS

The Company has various intangible assets including consulting agreements, patents, trademarks, noncompetition agreements and goodwill. Amortization is computed using the straight-line method over the following lives: consulting agreements, the life of the agreement; non-compete agreements, the lesser of the term or 5 years; and patents, 5 to 8 years. Trademarks are deemed to have indefinite useful lives and according are not amortized, but evaluated on an annual basis to determine whether any impairment in value has occurred.

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

In Thousands                                                                   2003        2002
------------                                                                   ----        ----
Beginning balance                                                            $ 1,324     $ 1,307
     Liability assumed through acquisition                                        45          --
     Changes in liability for product warranties issued                        1,122         981
     Changes in estimated liability for warranties issued in prior years         280         245
     Payments made under warranties                                           (1,137)     (1,209)
                                                                             -------     -------
Ending balance                                                               $ 1,634     $ 1,324
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

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

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

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

NOTE 2 -- INVENTORIES

Inventories consist of the following:

In Thousands                                        2003                 2002
------------                                        ----                 ----
Finished products                                 $ 17,420             $ 10,263
Work in process                                      5,133                4,536
Raw materials and supplies                           7,300                5,750
                                                  --------             --------

                                                  $ 29,853             $ 20,549
                                                  ========             ========

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

In Thousands                                            2003                 2002
------------                                            ----                 ----
Land                                                  $  1,773            $    300
Buildings and leasehold improvements                    15,596              10,071
Machinery and equipment                                 31,475              24,886
                                                      --------            --------
         Total cost                                     48,844              35,257
Accumulated depreciation and amortization              (31,307)            (26,198)
                                                      --------            --------
                                                      $ 17,537            $  9,059
                                                      ========            ========

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

NOTE 4 -- INVESTMENTS

Marketable equity securities available for sale were included in other assets as follows:

In Thousands                                                2003        2002
------------                                                ----        ----
Cost Basis                                                $ 1,413     $ 1,242
Unrealized Gain (Loss)                                        133         (40)
                                                          -------     -------
Approximate Fair Market Value                             $ 1,546     $ 1,202
                                                          =======     =======

NOTE 5 -- ACQUIRED INTANGIBLE ASSETS AND GOODWILL

The carrying basis and accumulated amortization of recognized intangible assets were:

                                        2003                   2002
                               ----------------------------------------------
                                Gross                     Gross
                               Carrying   Accumulated   Carrying  Accumulated
In Thousands                    Amount    Amortization   Amount   Amortization
-----------                    --------   ------------  --------  ------------
Amortized intangible assets
   Patents                      $ 6,078     $ 1,334      $ 4,720     $   585
   Consulting agreements            810         710          810         660
   Non-compete agreements         1,700       1,180        1,700         880
   Trademarks                     3,783         121        1,509         121
                                -------     -------      -------     -------
                                $12,371     $ 3,345      $ 8,739     $ 2,247
                                =======     =======      =======     =======

Amortization expense was $1,098 thousand for 2003, $1,112 thousand for 2002 and $361 thousand for 2001.

Estimated amortization expense for each reporting segment for each of the following five years is:

In Thousands                                2004           2005           2006           2007           2008         Thereafter
------------                                ----           ----           ----           ----           ----         ----------
Sporting Goods                             $1,154         $1,114          $824           $824           $824            $624
Office/Graphic Arts                            --             --            --             --             --              --
                                           ------         ------          ----           ----           ----            ----
                                           $1,154         $1,114          $824           $824           $824            $624
                                           ======         ======          ====           ====           ====            ====

The changes in the carrying amount of goodwill were:

In Thousands                            Sporting Goods  Office Products    Total
------------                            --------------  ---------------    -----
Balance at December 29, 2001                $ 6,561         $ 6,200       $12,761
Acquired                                        590              --           590
                                            -------         -------       -------
Balance at December 28, 2002                  7,151           6,200        13,351
Acquired                                         --           4,566         4,566
Foreign Currency Translation Adjustment          --             860           860
                                            -------         -------       -------
Balance at December 27, 2003                $ 7,151         $11,626       $18,777
                                            =======         =======       =======

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles, requires transitional disclosures regarding the change in amortization and other treatment of goodwill and intangible assets for the year ended December 29, 2001 as follows:

In Thousands                                                           2001
------------                                                           ----
Reported net income                                                  $ 11,139
   Add back: Goodwill amortization, net of tax                            827
                                                                     --------
       Pro-Forma net income                                          $ 11,966
                                                                     ========

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

NOTE 6 -- ACCRUED LIABILITIES

Accrued liabilities consist of the following:

In Thousands                                           2003          2002
------------                                           ----          ----
Employee compensation                                $  10,443     $  6,134
Customer Allowances                                      9,748        8,144
Other accrued items                                      3,130        2,726
                                                    ----------     --------
                                                     $  23,321     $ 17,004
                                                     =========     ========

NOTE 7 -- BORROWINGS

SHORT-TERM DEBT

Short-term debt at fiscal year-ends was as follows:

In Thousands                                          2003            2002
------------                                          ----            ----
Bank One Revolving line of credit                   $ 17,660        $ 11,223
Deutsche Bank Revolving credit line                    2,623              --

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

Unsecured demand note                                    790                   --
Other short-term debt                                    495                   --
                                                    --------             --------
                                                    $ 21,568             $ 11,223
                                                    ========             ========

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

LONG-TERM DEBT

Long-term debt at fiscal year-ends was as follows:

In Thousands                                                                                 2003          2002
------------                                                                                 ----          ----
Revolving term loan of $35,000, the amount available under this revolving term loan is reduced by $7,000 annually starting March 31, 2004, balance due March
   31, 2008. At December 27, 2003, $2,320 of this revolving term loan had an interest rate of prime minus .75% or 3.25% and $10,000 had an interest rate
   of London Interbank Offered Rate (LIBOR) plus 1.00% or 2.62%, unsecured                   12,320        14,000

Mortgage payable (Wabash, Indiana Adjustable Rate Economic Development Revenue
   Refunding Bonds), annual installments are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, current rate is 1.55%, due September 2028, secured

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

   by plant facility, machinery and equipment, and stand-by letter of credit                   2,700        2,700

Contract payable for Accudart acquisition, due $167 annually beginning February
   1, 2002 through February 1, 2006, non-interest bearing, secured by a stand-by
   letter of credit                                                                         $    500     $    667

Contract Payable for acquisition of equity interest in Sweden Table Tennis, AB,
   unsecured and non-interest bearing. Annual payments of $187 due March of each year.           563           --
                                                                                            --------     --------
                                                                                              16,083       17,367
Portion classified as current                                                                   (354)        (167)
                                                                                            --------     --------

                                                                                            $ 15,729     $ 17,200
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

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

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

                                                                2003             2002              2001
                                                                ----             ----              ----
Risk-free interest rates                                         2.90%            4.65%             4.76%
Dividend yields                                                     0%               0%                0%
Volatility factors of expected market price of common stock        46%              38%               95%
Weighted average expected life of the options                  5 YEARS          5 years           5 years

Stock option transactions are summarized as follows:

                                              2003                          2002                          2001
                                      --------------------------------------------------------------------------------
                                                     Option                       Option                        Option
                                      Shares         Price         Shares          Price         Shares          Price
                                      ------         -----         ------          -----         ------          -----
Outstanding at beginning                           $4.83 to                      $3.29 to                      $3.29 to
   of year                             298,375       18.06           329,347       7.19            288,861       7.00

                                                   $13.97 to                     $7.59 to                      $5.83 to
Issued during year                      88,589       21.35            82,813       18.06            89,907       7.19

Canceled or expired                     (6,950)                       (6,375)                      (10,571)
                                                   $4.83 to                      $3.29 to                      $3.29 to
Exercised during year                  (60,319)      18.06          (107,410)      7.19            (38,850)      7.00
                                      --------                     ---------                      --------

                                                   $4.83 to                      $4.83 to                      $3.29 to
Outstanding at end of year             319,695       21.35           298,375       18.06           329,347       7.19
                                      ========                     =========                      ========

Exercisable at end of year             128,031                       112,737                       143,805
                                      ========                     =========                      ========
Weighted-average fair value
   of options granted during
   the year                           $  14.07                     $    6.98                      $   5.36
                                      ========                     =========                      ========

The following table summarizes information about fixed stock options outstanding at December 27, 2003:

                                          Options Outstanding                                 Options Exercisable
                        -----------------------------------------------------------------------------------------------
                        Number         Weighted-Average                                  Number
    Range of              of              Remaining            Weighted-Average            of          Weighted-Average
Exercise Prices         Shares        Contractual Life          Exercise Price           Shares         Exercise Price
---------------         ------        ----------------          --------------           ------         --------------
  $ 4.83 - $7.59         156,681           1.0 years                $ 6.28                109,206           $ 6.12
 $13.97 - $18.06         161,825           3.7 years                $15.88                 18,825           $18.06
      $21.35               1,189           4.3 years                $21.35                     --               --
                         -------                                                          -------

                         319,695                                                          128,031
                         =======                                                          =======

Incentive stock options are exercisable at the rate of 25% over each of the four years following the date of grant.

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

During fiscal year 2003, 1,189 Director Stock Options were issued at an option price of $21.35 and can be exercised after April 28, 2004 with an expiration date of April 27, 2008.

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

NOTE 9 -- EARNINGS PER SHARE

The shares used in the computation of the company's basic and diluted earnings per common share are as follows:

In Thousands                                                     2003           2002       2001
------------                                                     ----           ----       ----
Weighted average common shares outstanding.                      6,484           6,486      6,447
Dilutive effect of Stock options                                   124             231        171
                                                                ------          ------     ------
Weighted average common shares outstanding, assuming dilution    6,608           6,717      6,618
                                                                ======          ======     ======

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

At December 27, 2003, minimum rental payments under noncancelable leases with terms of more than one year were as follows:

In Thousands                                         AMOUNT
------------                                         ------
2004                                                 $ 1,611
2005                                                     997
2006                                                     575
2007                                                     547
2008                                                     418
2009 and beyond                                          429
                                                     -------
                                                     $ 4,577
                                                     =======

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

NOTE 11 -- PROVISION FOR TAXES

Income before taxes and the provision for taxes consisted of the following:

In Thousands                              2003         2002         2001
------------                              ----         ----         ----
Income before taxes:
    United States of America (USA)     $ 19,720     $ 16,943     $ 17,430
    Non USA                               1,503           --           --
                                       --------     --------     --------
                                       $ 21,223     $ 16,943     $ 17,430
                                       ========     ========     ========
Provision for taxes:
    Current
        Federal                        $  5,802     $  4,678     $  5,384
        State                             1,073          459          549
        International                       539          681          673
                                       --------     --------     --------
                                          7,414        5,818        6,606
                                       --------     --------     --------
    Deferred
        Federal                            (845)     (10,862)        (250)
        State                              (196)      (3,558)         (64)
                                       --------     --------     --------
                                         (1,041)     (14,420)        (314)
                                       --------     --------     --------

                                       $  6,373     $  5,804     $  6,292
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

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands                                                                 2003        2002        2001
------------                                                                 ----        ----        ----
Income tax at statutory rate                                               $ 7,216     $ 5,760     $ 5,926
Increase (decrease) in income tax resulting from
   Recurring permanent differences (dividend exclusion, non-deductible
     officers' life insurance expense and foreign income)                       (6)        (56)         76
   State tax expense, net of federal effect                                    578         301         320
   Effect of lower international tax rates                                    (804)         --          --
   Research credit                                                            (111)       (102)         --
   Foreign net operating loss carryforwards                                   (101)         --          --
   Other                                                                      (399)        (98)        (31)
                                                                           -------     -------     -------

       Provision for income taxes recorded                                 $ 6,373     $ 5,804     $ 6,292
                                                                           =======     =======     =======

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

The components of the net deferred tax asset are as follows:

In Thousands                                                      2003        2002
------------                                                      ----        ----
Assets
   Employee benefits                                            $   791     $   852
   Valuation reserves                                             2,070         536
   Goodwill and intangible assets                                    --          65
   Deferred compensation                                            525         497
   Depreciation                                                     200         316
   Unrealized loss on securities available for sale                  --          16
   Unrealized loss on interest rate swap agreement                  370          --
                                                                -------     -------
   Net operating loss carry forward                                 579          --
                                                                -------     -------
         Total assets                                             4,535       2,282
Liabilities
   Unrealized gain on sale of securities available-for-sale         (53)         --
   Goodwill and intangible assets                                   (69)         --
                                                                -------     -------
         Total assets                                              (122)         --
                                                                -------     -------
                                                                $ 4,413     $ 2,282
                                                                =======     =======

Deferred tax assets are included in the consolidation balance sheet as follows:

In Thousands                                             2003              2002
------------                                             ----              ----
Current-Deferred income tax benefit                    $ 2,434           $   815
Long-Term-included in other assets                       1,979             1,467
                                                       -------           -------
                                                       $ 4,413           $ 2,282
                                                       =======           =======

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

In Thousands                            2003           2002          2001
------------                            ----           ----          ----
Sales to unaffiliated customers
   Sporting goods                     $ 139,285     $ 126,745     $ 118,867
   Office Products                       82,443        28,710        29,986
                                      ---------     ---------     ---------
       Total consolidated             $ 221,728     $ 155,455     $ 148,853
                                      =========     =========     =========
Segment profit
   Sporting goods                     $   9,720     $   8,400     $   6,721
   Office Products                        4,223         3,029         3,534
   Corporate                                907          (291)          884
                                      ---------     ---------     ---------
       Total consolidated             $  14,850     $  11,138     $  11,139
                                      =========     =========     =========
Interest expense
   Sporting goods                     $     906     $     881     $   1,078
   Office Products                        1,433            95            84
   Corporate                                (57)          (25)          197
                                      ---------     ---------     ---------
       Total consolidated             $   2,282     $     951     $   1,359
                                      =========     =========     =========
Gain (loss) on disposal of assets
   Sporting goods                     $     (56)    $    (128)    $    (135)
   Office Products                           81           432            --
                                      ---------     ---------     ---------
       Total consolidated             $      25     $     304     $    (135)
                                      =========     =========     =========
Identifiable assets
   Sporting goods                     $  64,627     $  65,282     $  47,762
   Office Products                       60,168        25,653        22,793
   Corporate                              9,642         5,853         5,556
                                      ---------     ---------     ---------
       Total assets                   $ 134,437     $  96,788     $  76,111
                                      =========     =========     =========
Depreciation and amortization
   Sporting goods                     $   3,314     $   2,746     $   2,115
   Office Products                        1,987         1,052         1,477
                                      ---------     ---------     ---------
       Total consolidated             $   5,301     $   3,798     $   3,592
                                      =========     =========     =========
Capital expenditures
   Sporting goods                     $   1,363     $   2,450     $   1,132
   Office Products                        1,201           635         1,607
                                      ---------     ---------     ---------
                                      $   2,564     $   3,085     $   2,739
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

Revenues by geographic region/country were as follows:

In Thousands                        2003         2002         2001
------------                        ----         ----         ----
United States of America          $187,021     $155,455     $148,853
Europe                              28,719           --           --
Other                                5,988           --           --
                                  --------     --------     --------
                                  $221,728     $155,455     $148,853
                                  ========     ========     ========

Revenues are attributed to country based on location of customer and are for continuing operations.

Identified assets by geographic region/country were as follows:

In Thousands                                      2003         2002
------------                                      ----         ----
United States of America                        $ 99,881     $ 92,088
Europe                                            32,995           --
Other                                              1,561        4,700
                                                --------     --------
                                                $134,437     $ 96,788
                                                ========     ========

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

The Company has entered into various agreements whereby it is required to make royalty payments. At December 27, 2003, the Company had estimated minimum royalty payments for each of the following five years as follows:

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

In Thousands                         Amount
------------                         ------
2004                                $   315
2005                                    350
2006                                    350
2007                                    350
2008                                    350
Thereafter                              100
                                    -------
                                    $ 1,815

NOTE 18 -- SUMMARY OF QUARTERLY RESULTS

In thousands, except per share data
            (unaudited)                March 22      July 12    October 4     December 27
-----------------------------------    --------      -------    ---------     -----------
2003
      Net sales                        $ 29,103     $ 49,837     $ 73,660     $ 69,128
      Gross profit                       10,444       18,677       20,108       18,134
      Net income                              7        2,254        6,125        6,464
      Basic earnings per share         $   0.00     $   0.35     $   0.95     $   1.01

2002
      Net sales                        $ 17,505     $ 32,202     $ 51,859     $ 53,889
      Gross profit                        5,171       10,623       15,173       13,324
      Net income                            (68)       2,603        4,149        4,454
      Basic earnings per share         $  (0.01)    $   0.40     $   0.64     $   0.68

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

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

The estimated fair values of the assets acquired and liabilities assumed as of December 30, 2002 are as follows:

In thousands                                Amount
------------                                ------
Current assets (net of cash acquired)     $ 21,211
Property, plant and equipment                5,679
Other assets                                 2,043
Goodwill                                     4,566
Investments                                    262
                                          --------
         Total assets acquired              33,761

Current liabilities                        (20,856)
Long-term debt                                (424)
                                          --------
         Total liabilities assumed         (21,280)
                                          --------
         Net assets acquired              $ 12,481
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

The estimated fair values of the assets acquired and liabilities assumed as of June 19, 2003 are as follows:

In thousands                                Amount
------------                                ------
Current assets (net of cash acquired)     $  7,427
Property, plant and equipment                3,500
Other assets                                   484
                                          --------
         Total assets acquired              11,411

Current liabilities                         (1,556)
                                          --------
         Net assets acquired              $  9,855
                                          ========

The results of operations from the NAAG acquisition have been included in the consolidated operating results for 2003 subsequent to the date of acquisition.

The following unaudited pro forma financial information presents results as if the two acquisitions described above had occurred at the beginning of the respective periods:

Unaudited; in thousands except per share amounts      2003              2002
------------------------------------------------      ----              ----
Net revenue                                        $   225,211     $   211,724
Net income                                              13,829          15,435

Earnings per share - basic                                2.13            2.38
Earnings per share - diluted                       $      2.09     $      2.30

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

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

NOTE 20 -- OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects were as follows:

ESCALADE, INCORPORATED
Notes to Consolidated Financial Statements

In Thousands                                                                  2003         2002        2001
------------                                                                  ----         ----        ----
Change in net unrealized value of available-from-sale investments net of
     tax of $69, $(99), and $(48), in 2003, 2002 and 2001, respectively.     $   103     $  (149)    $   (72)
Change in foreign currency translation adjustment                              2,853          --          --
Change in unrealized loss on interest rate swap agreement net of $(370)
     in tax                                                                     (685)         --          --
                                                                             -------     -------     -------
                                                                             $ 2,271     $  (149)    $   (72)
                                                                             =======     =======     =======

The components of accumulated other comprehensive income, net of tax, were as follows:

In Thousands                                                    2003       2002         2001
------------                                                    ----       ----         ----
Accumulated gain (loss) on available for sale investments     $    79     $   (24)    $  (125)
Foreign currency translation adjustment                         2,853          --          --
Unrealized loss on interest rate swap agreement                  (685)         --          --
                                                              -------     -------     -------
                                                              $ 2,247     $   (24)    $  (125)
                                                              =======     =======     =======

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

      /s/ BKD LLP

      BKD, LLP
      Evansville, Indiana
      February 3, 2004

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(All Amounts in Thousands)

                COL. A                          COL. B                      COL.C                     COL.D             COL.E
                                                                          ADDITIONS
                                                             ------------------------------------
                                               BALANCE AT                        CHARGED TO OTHER
                                              BEGINNING OF    CHARGED TO COSTS     ACCOUNTS -       DEDUCTIONS -    BALANCE AT END
                DESCRIPTION                      PERIOD         AND EXPENSES      DESCRIBE (3)      DESCRIBE (2)       OF PERIOD
                -----------                   ------------    ----------------     ----------       ------------    --------------
Allowance for doubtful accounts and
discounts (1)
     Fiscal year ended December 27, 2003       $   550            $  374            $  1,822             $  755          $  1,991
     Fiscal year ended December 28, 2002           514               101                                     65               550
     Fiscal year ended December 29, 2001           611                41                                    138               514

Product warranty reserves
     Fiscal year ended December 27, 2003         1,324             1,402                  45              1,137             1,634
     Fiscal year ended December 28, 2002         1,307             1,227                                  1,209             1,324
     Fiscal year ended December 29, 2001         1,705             1,473                                  1,871             1,307

Customer allowance reserves
     Fiscal year ended December 27, 2003         7,059            11,708                 309             11,834             7,242
     Fiscal year ended December 28, 2002         7,174            12,816                                 12,931             7,059
     Fiscal year ended December 29, 2001         6,250             9,725                                  8,801             7,174

Inventory valuation reserves
     Fiscal year ended December 27, 2003         1,182             2,574               2,955              1,246             5,465
     Fiscal year ended December 28, 2002         1,120               685                                    622             1,182
     Fiscal year ended December 29, 2001           800             1,941                                  1,621             1,120

(1) Deducted from related assets

(2) Accounts charged off, less recoveries

(3) Amounts acquired through acquisitions

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    ESCALADE, INCORPORATED

    By:

    /s/ C.W. Bill Reed                                         November 23, 2004
    ----------------------------------------
    C.W. "Bill" Reed
    President and Chief Executive Officer