Form 10-K
period 2004-12-25
ESCALADE INC
filed 2005-03-10
CIK 33488

UNITED STATE
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 25, 2004

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


                          Commission File Number 0-6966


                             ESCALADE, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Indiana                                   13-2739290
          ------------------------                          ----------
          (State of incorporation)                           (IRS EIN)


                      251 Wedcor Ave, Wabash, Indiana 46992
                     ---------------------------------------
                     (Address of principal executive office)


                                 (260) 569-7233
                         -------------------------------
                         (Registrant's telephone number)


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

Aggregate market value of voting stock held by nonaffiliates of the registrant as of July 10, 2004: $142,654,286

The number of shares of Registrant's common stock (no par value) outstanding as of February 18, 2005: 13,067,756

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 30, 2005 are incorporated by reference into Part III of this Report.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                                Table of Contents


                                                                          Page
--------------------------------------------------------------------------------

Part I

   Item 1.   Business                                                         3

   Item 2.   Properties                                                       6

   Item 3.   Legal Proceedings                                                6

   Item 4.   Submission of Matters to a Vote of Security Holders              6

Part II

   Item 5.   Market for the Registrant's Common Equity and Related
              Stockholder Matters and Issuer Purchases of Equity Securities   7

   Item 6.   Selected Financial Data                                          9

   Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       9

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk      17

   Item 8.   Financial Statements and Supplementary Data                     17

   Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       17

   Item 9A.  Controls and Procedures                                         18

   Item 9B.  Other Information                                               22

Part III

   Item 10.  Directors and Executive Officers of the Registrant              22

   Item 11.  Executive Compensation                                          22

   Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                                 22

   Item 13.  Certain Relationships and Related Transactions                  23

   Item 14.  Principal Accountant Fees and Services                          23

Part IV

   Item 15.  Exhibits and Financial Statement Schedules                      23

                                     Part I

ITEM 1--BUSINESS

General

Escalade, Incorporated ("Escalade" or "Company") operates in two business segments: sporting goods and office products. Escalade and its predecessors have more than 75 years of manufacturing and selling experience in these two industries.

The following table presents the percentages contributed to Escalade's net sales by each of its business segments:

                                                  2004      2003      2002
                                                 ------    ------    ------
Sporting goods                                       64%       63%       82%
Office/graphic arts                                  36        37        18
                                                 ------    ------    ------
Total net sales                                     100%      100%      100%
                                                 ======    ======    ======

For additional segment information, see Note 13 - Operating Segment and Geographic Information in the consolidated financial statements.

Sporting Goods

Headquartered in Evansville, Indiana, Escalade Sports manufactures and distributes widely recognized brands in family game room and outdoor sporting goods products through traditional department stores, mass merchandise retailers, and sporting goods specific retailers. Escalade is the world's largest producer of table tennis tables, the world's largest unit producer of pool tables, and the largest game table importer in the United States. Some of the Company's most recognized brands include:

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

The largest sporting goods customer is Sears Roebuck & Co. ("SEARS"), which accounted for 42%, 38% and 47% of total sporting goods revenues in 2004, 2003 and 2002, respectively. On a consolidated basis, SEARS accounted for 27%, 24% and 38% of Escalade revenues in 2004, 2003 and 2002, respectively. During 2004 only one other customer accounted for 10% of sporting goods revenues, but was less than 10% of consolidated revenues. There were no other customers that accounted for 10% or more of total sporting goods revenues in 2003 or 2002. Escalade Sports has been a preferred supplier of sporting goods products to SEARS for more than 30 years, winning numerous awards for delivering outstanding products and service. Although the Company does not have long-term supplier contracts with SEARS, the strong relationship with SEARS supports the Company's belief that SEARS will continue to be a significant customer far into the future.

Escalade Sports manufactures in the U.S.A. and Mexico; and imports product from China, where the Company employs a number of contract manufacturers.

Certain products produced by Escalade Sports are subject to regulation by the Consumer Product Safety Commission. The Company believes it is in full compliance with all applicable regulations.

Office Products

Operating under the Martin Yale name, the office product business gained a worldwide presence with the 2003 acquisition of a manufacturer and distributor of data shredding equipment headquartered in Germany. In addition to data shredding equipment and accessories, Martin Yale products include: paper trimmers, folding machines, paper drills, collators, bursting machines, letter openers, and office related products such as keyboard drawers and hole punches. Martin Yale brands include Martin Yale(TM), Premier(R), Master(TM), Mead Hatcher(TM), Intimus(R), Paper Monster(R), and VacuShred(TM).

Martin Yale manufactures product in the United States, Mexico, Germany and China. In addition to the sales offices located at manufacturing plants, Martin Yale also has offices in the United Kingdom and France. Products are sold throughout the world to office products retailers, wholesalers and catalog distributors. No single customer accounted for more than 10% of sales during 2004.

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

In order to meet customer needs, each operating segment conducts its own independent research and development efforts to design new products and enhance already existing products. On a consolidated basis, the Company incurred research and development costs of approximately $2.3 million, $2.9 million and $1.5 million in 2004, 2003 and 2002, respectively.

Competition

Escalade is subject to competition with various manufacturers in each product line produced or sold by Escalade. The Company is not aware of any other single company that is engaged in both the same industries as Escalade or that produces the same range of products as Escalade within such industries. Nonetheless, competition exists for many Escalade products within both the sporting goods and office product industries and some competitors are larger and have substantially greater resources than the Company. Escalade believes that its long-term success depends on its ability to strengthen its relationship with existing customers, attract new customers and develop new products that satisfy the quality and price requirements of sporting goods and office product customers.

Licenses, Trademarks and Brand Names

Escalade Sports has an agreement and contract with Sweden Table Tennis AB for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA(R) for the United States and Canada. Escalade Sports has a non-exclusive, non-transferable license to use the trademark PSE(R); only and specifically for the purpose of applying to juvenile archery equipment and approved archery accessories.

Escalade is the owner of several registered trademarks and brand names. In the sporting goods segment, the Company holds the Ping-Pong(R), Harvard(R), Accudart(R), Indian Archery(R) and Goaliath(R), registered trademarks and utilizes the Goalrilla(TM), Silverback(TM), Rhino Play(TM), U. S. Weight(TM), The Step(R), Murrey(R), Mosconi(R), and Mizerak(R) brand names. In the office/graphic arts segment, the Company owns the Premier(R) and Intimus(R) registered trademark and utilizes the Martin Yale(TM), Master Products(TM), Mead Hatcher(TM), Taros(TM), Paper Monster(TM) and VacuShred(TM) brand names.

Backlog and Seasonality

Sales are primarily pursuant to standard purchase orders. In most cases orders are shipped within the same month received. Unshipped orders at the end of the fiscal year (backlog), were not material, and therefore not an indicator of future results. Consumer demand for sporting goods is extremely seasonal and driven by Christmas season demand. Over the past three years approximately 72% of sporting goods sales have come in the second half of the year. The Company expects sporting goods sales to continue to be seasonal in the future. Demand for Office Products has not been seasonal and is not expected to be so in the future.


Employees

The number of employees at December 25, 2004 and December 27, 2003 for each business segment were as follows:

                                                            2004      2003
                                                           ------    ------
         Sporting Goods
             USA                                              341       404
             Mexico                                           160       192
                                                           ------    ------
                                                              501       596
         Office/Graphic Arts
             USA                                              121       137
             Mexico                                            96        95
             Europe                                           171       202
                                                           ------    ------
                                                              388       434
                                                           ------    ------
         Total                                                889     1,030
                                                           ======    ======

The International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers AFL-CIO represent hourly rated employees at the Escalade Sports' Evansville, Indiana factory; approximately 157 employees at December 25, 2004. The current 3-year contract expires in April 2006.

Escalade believes that its employee relations are satisfactory.

Sources of Supplies

Raw materials for Escalade's various product lines consist of wood, steel, plastics, fiberglass and packaging. Escalade relies upon suppliers in Europe and Brazil for its requirement of billiard balls and slate utilized in the production of home billiard tables and upon various Asian manufacturers for certain of its game tables.

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


ITEM 2--PROPERTIES

At December 25, 2004, the Company operated from the following locations:

                                           Square      Owned or
Location                                   Footage      Leased      Use
--------                                   -------      ------      ---
Sporting Goods
--------------
     Evansville, Indiana, USA              346,000      Owned       Manufacturing and distribution;
                                                                    sales and marketing; administration
     Evansville, Indiana, USA               82,000      Leased      Warehousing
     Olney, Illinois, USA                  100,000      Leased      Manufacturing and distribution
     Gainesville, Florida, USA             155,000      Owned       Manufacturing and distribution
     National City, California, USA         51,000      Leased      Warehousing and distribution
     Tijuana, Mexico                        83,000      Owned       Manufacturing and distribution
     Tijuana, Mexico                        83,000      Leased      Manufacturing
     Ensenada, Mexico                       33,000      Leased      Manufacturing

Office Products
---------------
     Wabash, Indiana, USA                  141,000      Owned       Manufacturing and distribution;
                                                                    sales and marketing; administration
     Sanford, N. Carolina, USA               4,128      Leased      Sales and marketing
     Tijuana, Mexico                        84,000      Leased      Manufacturing and distribution
     Markdorf, Germany                      70,000      Owned       Manufacturing and distribution;
                                                                    sales and marketing; administration
     Paris, France                          13,000      Leased      Distribution; sales and marketing
     Crawley, UK                            17,000      Leased      Sales and marketing

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

In 2004 the Company commenced a facility consolidation effort in the Office Product business that will consolidate the Tijuana, Mexico facility into the Wabash, Indiana facility.

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

None.

                                     Part II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

The Company's common stock is traded under the symbol "ESCA" on the Nasdaq National Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the Nasdaq National Market:

Prices                                                  High              Low
------                                                 ------            ------
 2004
 Fourth quarter ended December 25, 2004                $16.96            $11.80
 Third quarter ended October 2, 2004                    17.67             10.47
 Second quarter ended July 10, 2004                     23.64             15.43
 First quarter ended March 20, 2004                     20.58             14.25

 2003
 Fourth quarter ended December 27, 2003                $14.84            $10.62
 Third quarter ended October 4, 2003                    12.35              7.88
 Second quarter ended July 12, 2003                      9.52              6.08
 First quarter ended March 22, 2003                     10.00              6.06

The closing market price on February 18, 2005 was $13.40 per share.

On February 22, 2005, The Company announced the payment of an annual dividend of $0.15 per share to all shareholders of record on March 11, 2005, payable on March 18, 2005.

On April 18, 2004, The Board of Directors declared a 2 for 1 stock split payable to stockholders of record on May 11, 2004, which was distributed on May 25, 2004. All per share amounts have been adjusted to reflect the 2 for 1 stock split.

On February 18, 2004, The Company announced the payment of an annual dividend of $0.12 per share to all shareholders of record on March 5, 2004, payable on March 12, 2004.

Depending on profitability and cash flows from operations, the Board of Directors anticipates that comparable cash dividends will be issued annually.

There were approximately 253 holders of record of the Company's Common Stock at February 18, 2005. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 1,127.


ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------     ---------------   ---------------   ---------------   ---------------
                                                                                 (c) Total         (d) Maximum
                                                                                 Number of          Number (or
                                                                                 Shares (or        Approximate
                                                                                   Units)          Dollar Value)
                                                                                Purchased as      of Shares (or
                                             (a) Total                            Part of          Units) that
                                             Number of                            Publicly         May Yet Be
                                             Shares (or      (b) Average          Announced         Under the
                                               Units)       Price Paid per        Plans or          Plans or
Period                                       Purchased      Share (or Unit)       Programs          Programs
-------------------------------------     ---------------   ---------------   ---------------   ---------------
Shares purchases prior to 10/03/2004
under the current repurchase program              286,610   $          7.55           286,610   $       835,808
-------------------------------------     ---------------   ---------------   ---------------   ---------------

Fourth quarter purchases:
-------------------------------------     ---------------   ---------------   ---------------   ---------------
10/03/2004 - 10/30/2004                              None              None              None              None
-------------------------------------     ---------------   ---------------   ---------------   ---------------
10/31/2004 - 11/27/2004                              None              None              None              None
-------------------------------------     ---------------   ---------------   ---------------   ---------------
11/28/2004 - 12/25/2004                              None              None              None              None
-------------------------------------     ---------------   ---------------   ---------------   ---------------
Total share purchases under the
current program                                   286,610   $          7.55           286,610   $     3,000,000
-------------------------------------     ---------------   ---------------   ---------------   ---------------

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. The repurchase plan has no termination date. There have been no share repurchases that were not part of a publicly announced program. In February 2005, the Board of Directors increased the remaining amount on this plan to its original level of $3,000,000.


ITEM 6--SELECTED FINANCIAL DATA
(In thousands, except per share data)

                                  December 25,   December 27,   December 28,   December 29,   December 30,
At and For Years Ended                2004           2003           2002           2001           2000
----------------------            ------------   ------------   ------------   ------------   ------------
Income Statement Data
  Net sales
   Sporting goods                 $    141,644   $    134,750   $    122,628   $    118,867   $     79,948
   Office and graphic
    arts products                       79,065         81,518         27,596         29,986         36,133
    Total net sales                    220,709        216,268        150,224        148,853        116,081
  Net income                             7,827         14,850         11,138         11,139          8,100
  Weighted-average shares               12,980         12,968         12,972         12,894         14,166
Per Share Data
  Basic earnings per share        $       0.60   $       1.15   $       0.86   $       0.86   $       0.57
  Cash dividends                  $       0.12              0              0              0              0
Balance Sheet Data
  Working capital                       35,796         24,657         27,041         13,574         12,485
  Total assets                         135,099        134,437         96,788         76,111         69,476
  Short-term bank debt                  11,638         21,568         11,223          9,770         13,267
  Long-term bank debt                   15,542         15,020         16,700          6,800         12,700
  Total stockholders' equity            69,978         61,283         45,875         34,396         23,960

Fiscal year 2004 was impacted by several events that are more fully described in Management's discussion and analysis of financial condition and results of operations.

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

Overview

Escalade, Incorporated ("Escalade" or "Company") manufactures and distributes products for two industries: Sporting Goods and Office Products. Within these industries the Company has successfully built a commanding market presence in niche markets. This strategy is heavily dependent on brand recognition and excellent customer service. The Company's strategic advantage is established relationships with major retailers. This allows the Company to bring new products to the market in a very cost effective manner. In addition to strategic customer relations, the Company has over 75 years of manufacturing and sourcing experience that enable it to be a low cost supplier.


Because the Company already has a strong market position in many of its product lines and the growth rates of these markets is low, significant internal growth is not anticipated. To enable growth the Company has developed a strategy of growth through strategic acquisition. Under this scenario the Company acquires product lines with strong brand recognition and then takes them to market through its established distribution channels building on the Company's market leader position. Significant synergies are achieved through assimilation into the existing company structure. Management believes that key indicators in measuring the success of this strategy are revenue growth and earnings growth.
The following table sets forth the percentage growth in revenues and net income over the prior years:

                                                      2004      2003      2002
                                                     ------    ------    ------

         Net revenue
           Sporting Goods                               5.1%      9.9%      3.2%
           Office Products                             -3.0%    195.4%     -8.0%
           Total                                        2.1%     44.0%      0.9%

         Net Income                                   -47.3%     33.3%      0.0%


Results of Operations

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

                                                      2004      2003      2002
                                                     ------    ------    ------

         Net revenue                                  100.0%    100.0%    100.0%
         Cost of products sold                         71.8%     71.4%     74.0%
                                                     ------    ------    ------
         Gross margin                                  28.2%     28.6%     26.0%
         Selling, administrative and general
          expenses                                     19.5%     18.9%     14.0%
         Restructuring costs                            1.0%      0.0%      0.0%
         Goodwill impairment loss                       0.6%      0.0%      0.0%
                                                     ------    ------    ------
         Operating income                               7.1%      9.7%     12.0%
                                                     ======    ======    ======

Consolidated Revenue and Gross Margin

In 2004 the Company concentrated on assimilating the two sizable acquisitions completed in 2003; an archery equipment business in Sporting Goods and a shredder manufacturer in the Office Products business. While focused on this assimilation the Company did not actively pursue acquisitions in either business segment. Anticipated internal growth of 5.1% in the Sporting Goods business was offset by a decline of 3.0% in the Office Product business resulting in 2.1% growth in consolidated revenues over 2003. Customer allowances recorded as a reduction in revenues increased from 4.5% of gross sales in 2003 to 5.4% in 2004. Substantially all of this increase occurred in the Office Product business where program costs are required to gain placement in major retailers and office supply catalogs. Management does not anticipate program costs to continue growing as a percentage of sales, but to remain at the current levels for the foreseeable future. Excluding the effects of acquisitions, management expects the internal growth rate in Sporting Goods to be moderate. Management anticipates zero revenue growth in the Office Products business as low margin third party products are rationalized out of the product mix.

The consolidated gross margin ratio for 2004 was marginally lower than the rate in 2003, primarily due to large inventory write-downs recorded in the fourth quarter. These write-downs, which occurred in the Office Product business, totaled $2.2 million before taxes and relate to non-core products not manufactured by the Company which have declining market demand. Excluding the impact of these write-downs the consolidated gross margin ratio would have reflected a modest improvement compared to 2003. The gross margin ratio in Sporting Goods improved over 2003 as a direct result of changing product mix and cost improvements in manufacturing overhead. The Office Products gross margin ratio declined in comparison to 2003 as a direct result of the inventory write-downs previously mentioned. Excluding those write-downs, the 2004 gross margin ratio in Office Products was comparable to 2003. The Company anticipates higher material costs (primarily steel and resin costs) in 2005 in both Sporting Goods and Office Products. This could negatively impact gross margins if the Company is unsuccessful in raising prices to its customers or engineering costs out of the products. The magnitude of this negative effect can not be determined at this time.

Revenues for 2003 were 44% higher than 2002 as a result of two significant acquisitions; an archery equipment product line in the Sporting Goods business which added roughly $10 million in revenues and a shredder manufacturer in the Office Products business which added approximately $54 million in net revenues. The amount of Customer allowances charged against revenues in 2003 remained relatively unchanged from the amount recorded in 2002.

The overall gross margin ratio in 2003 was marginally better than the 2002 gross margin ratio due to the addition of the archery product line in Sporting Goods which has a higher gross margin rate than other Sporting Goods product lines and the addition of the shredder business in Office Products which has a higher gross margin ratio than Sporting Goods. The gross margin ratio in Sporting Goods increased marginally while the gross margin ratio in Office Products dropped because the shredder business does not have a comparable gross margin ratio to the existing Office Product lines.

Consolidated Selling, General and Administrative Expenses

The overall ratio of selling, general and administrative expenses as a percentage of net revenues increased in 2004 compared to 2003 as a result of higher corporate costs relating to regulatory compliance (Sarbanes-Oxley Rule
404) and intellectual property defense. The ratio in Sporting Goods increased slightly as a result of a program to upgrade product display stands in most of its major retailers. The ratio in Office Products decreased as a direct result of cost reduction efforts initiated during the year. Management anticipates that the overall ratio will improve slightly in the future as the full extent of cost reduction efforts in the Office Products business is realized.

In 2003, the ratio of selling, general and administrative expense to net revenues increased in comparison to 2002 as a direct result of the acquisition of the shredder business in Office Products. The Company acquired had significantly higher selling and administrative costs. The ratio in Sporting Goods was relatively unchanged from the prior year.

Sporting Goods

The revenue and net income for the Sporting Goods business segment for the three years ended December 25, 2004 were as follows:

         In Thousands                2004           2003           2002
         ------------             ----------     ----------     ----------
         Net revenues             $  141,644     $  134,750     $  122,628
         Operating income             17,926         16,507         15,002
         Net income                   10,747          9,720          8,400

The revenue increase of 5.1% in 2004 is related to the full year inclusion of the archery business acquired in June 2003 and increased basketball product sales in a large sporting goods retailer. Higher sales in arcade, billiards and table tennis sales were offset by lower sales in fitness, table hockey and soccer table sales. Sales to the Company's largest customer, Sears Roebuck & Co. (SEARS) were up in 2004 compared to the prior year resulting in SEARS accounting for 27% of net revenues in 2004 compared to 24% in 2003. Consolidation in the sporting goods retail sector combined with higher basketball product sales resulted in one sporting goods specialty retailer accounting for 10% of Sporting Good sales in 2004. Consolidation in the retail marketplace creates opportunities for increased placement and challenges on product pricing. The Company continues to have a very strong relationship with SEARS; winning a coveted vendor excellence award for the seventh straight year. The Company believes that the recently announced merger of SEARS and K-Mart may benefit the Company by resulting in wider placement of the Company's products in K-Mart stores which have not been a significant customer in the past. However, as the merger is still in its early stages, it is premature to definitively make this determination. Year-end inventories at major customers appear to be in line with historical balances. Consequently the Company expects revenue growth in 2005 to be roughly equal to the gains experienced in 2004, before the effects of any acquisitions.

As a percentage of net revenue, both operating income and net income increased in 2004 compared to 2003; primarily due to improved gross margin ratios.

Revenues in 2003 were 9.9% higher than 2002; primarily as a result of the archery acquisition in June 2003 which accounted for approximately $10 million of the revenue increase. Excluding the effect of the archery acquisition net revenues grew 1.6% over 2002. Both operating income and net income in 2003 reflect modest growth as a percentage of net revenues in comparison to 2002; primarily due to the increased margins associated with the archery business.

Office Products

The revenue and net income for the Office Products business segment for the three years ended December 25, 2004 were as follows:

         In Thousands                2004           2003           2002
         ------------             ----------     ----------     ----------
         Revenues                 $   79,065     $   81,518     $   27,596
         Operating income                573          5,506          4,476
         Net income                   (1,634)         4,223          3,029

Net revenues decreased in 2004 compared to 2003 as a result of weak sales in the security shredder market; a declining market for the third party products acquired with the data shredder acquisition in 2003; and higher customer program costs that are charged against revenues as incurred. New government security standards were introduced late in 2002 resulting in a spike in security sales in 2003. The 2004 sales level is viewed as a normal sales rate for the security shredder product. Traditional office products sold under the Martin Yale(TM) and Premier(TM) brands were higher in 2004 compared to 2003 reflecting better placement. Sales of Master Product(TM) brands manufactured in Mexico continued to experience lower sales volume as a result of stiff competition from Asian imports. The Company expects that the facility consolidation initiated in the third quarter will eventually stem this sales decline in the Master Product(TM) brands by making them more competitive. Management expects that pricing increases initiated in 2004 will offset sales declines due to product rationalization on third party products resulting in little or no sales growth in 2005.

Net operating income declined dramatically from the prior year due to restructuring costs of $2.4 million; a goodwill impairment loss of $1.3 million; and other unusual charges in the fourth quarter totaling $4.2 million. Management believes that the restructuring charges incident to the European operations and the manufacturing operations related to the Master Product(TM) brands were necessary to make the Company more competitive. The goodwill impairment loss represents an adjustment to goodwill directly associated with the Master Product(TM) brand. The unusual write-downs in the fourth quarter consisted of $2.2 million in inventory write-downs related to third party products where market demand has deteriorated; $0.6 million in estimated settlement and legal costs; and $1.4 million in adjustments to assets related to joint ventures in China and Brazil. Management believes that Office Products is now poised to deliver profits in 2005.

As a direct result of the data shredder acquisition, revenues in 2003 increased 195% over 2002. Revenues from data shredder sales were approximately $54 million in 2003. Excluding data shredder sales, Office Product revenues were relatively unchanged from the prior year, indicating a halt to the declining sales trend experienced in previous years; an improved U.S. economy and access to European markets as a result of the data shredder acquisition, appear to be the primary factors for this change.

Net income in 2003 increased 39% over 2002; primarily due to a one-time gain of approximately $1.4 million related to the forgiveness of European bank debt assumed in the data shredder acquisition and subsequently forgiven by the bank in negotiations independent of the acquisition. This gain was recorded in other income on the consolidated income statement. Excluding this gain, the Office Products business segment would have reported lower net income compared to 2002 because the data shredder business was not profitable in 2003.

Financial Condition and Liquidity

The Company continues to have a very strong balance sheet. The current ratio, a basic measure of liquidity (current assets divided by current liabilities), increased in 2004 to 1.8 as of December 25, 2004; higher than the ratio of 1.4 at December 27, 2003 and comparable to 1.8 at December 28, 2002. Despite slightly higher revenue levels, inventory and accounts receivable balances remained relatively unchanged from the prior year. Short-term bank debt was reduced $9.9 million in 2004 while long-term bank debt was relatively unchanged. This decline in bank debt reflects the Company's strong cash flow and the lack of any significant acquisitions during 2004. As a percentage of stockholders' equity, long-term bank debt has decreased from 25% at December 27, 2003 to 22% at December 25, 2004.

Cash provided by net income adjusted for non-cash related items amounted to $15 million in 2004; down from the $27 million generated in 2003, but up from the $4 million generated in 2002. The decrease in 2004 reflects lower net income than 2003 and no significant changes in inventory or accounts receivable. The large increase in 2003 over 2002 reflected lower inventory and accounts receivable balances in 2003 than in 2002; due to the absence of shipping delays experienced in the 2002 Christmas Season as a result of the West Coast Longshoreman Lockout.

The absence of any significant acquisitions in 2004 resulted in significantly less cash being used for investing activities in 2004 compared to 2003 and 2002.

The Company's working capital requirements are primarily funded from cash flows from operations and revolving credit agreements with its bank. During 2004 the Company's maximum borrowings under its primary revolving credit lines aggregated $43 million and the Company met all its debt covenants. A favorable interest rate climate and the Company's strong financial condition resulted in lower borrowing costs on the Company's primary bank debt; the average effective interest rate in 2004 was 3.4%, comparable to 3.3% in 2003. The Company's relationship with its primary lending bank remains strong and the Company expects to have access to the same level of revolving credit that was available in 2004. In addition, the Company believes it can quickly reach agreement with its current lending bank or an alternate lending source to increase available credit should the need arise.

On February 22, 2005, The Company announced the payment of an annual dividend of $0.15 per share to all shareholders of record on March 11, 2005, payable on March 18, 2005.

New Accounting Pronouncements

The following new accounting pronouncements have not yet been adopted by the Company. A more detailed description may be found in the Notes to the Consolidated Financial Statements.

In December, 2004, the Financial Accounting Standards Board (FASB) issued an amendment to SFAS 123 Accounting for Stock-Based Compensation (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning with the third quarter of 2005. SFAS123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date as well as for the unvested portion of awards existing as of the effective date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. As of the required effective date, the Company will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. We are currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but we currently believe the adoption of SFAS 123R will not result in a material impact on the Company's results of operations or financial condition.

Off Balance Sheet Financing Arrangements

The Company has no financing arrangements that are not recorded on the Company's balance sheet.


Contractual Obligations

The following schedule summarizes the Company's contractual obligations as of December 25, 2004:

                                                               Payments Due by Period
                                       ----------------------------------------------------------------------
                                                       Less than                                    More than
Contractual Obligations                  Total          1 year       1-3 years      3-5 years        5 years
------------------------               ----------     ----------     ----------     ----------     ----------
Long-term debt                         $   16,250     $      354     $    6,196     $    7,000     $    2,700
Future interest payments (1)                1,679            528            839            243             69
Future interest payments under the
 Interest rate swap agreement (2)
                                              400            117            234             49             --
Operating Leases                            3,289          1,136          1,242            653            258
Minimum payments under royalty
 agreements                                 1,500            350            700            350            100
                                       ----------     ----------     ----------     ----------     ----------
Total                                  $   23,118     $    2,485     $    9,211     $    8,295     $    3,127
                                       ==========     ==========     ==========     ==========     ==========

Notes:

(1) Assumes that the Company will not increase borrowings under its long-term credit agreements and that the effective interest rate experienced in 2004 (3.4%) will continue for the life of the agreements.
(2) Assumes that the LIBOR rate (2.41%) at December 25, 2004 will remain unchanged for the term of the swap agreement.

Critical Accounting Estimates

The methods, estimates and judgments used in applying the Company's accounting policies have a significant impact on the results reported in its financial statements. Some of these accounting policies require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The most critical accounting estimates are described below and in the Notes to the Consolidated Financial Statements.

Product Warranty
The Company provides limited warranties on certain of its products, for varying periods. Generally, the warranty periods range from 90 days to one year. However, some products carry extended warranties of seven-year, ten-year, and lifetime warranties. The Company records an accrued liability and expense for estimated future warranty claims based upon historical experience and management's estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and expensed in the current year. To the extent there are product defects in current products that are unknown to management and do not fall within historical defect rates, the product warranty reserve could be understated and the Company could be required to accrue additional product warranty costs thus negatively affecting gross margin.

Inventory Valuation Reserves
The Company evaluates inventory for obsolescence and excess quantities based on demand forecasts based on specified time frames; usually one year. The demand forecast is based on historical usage, sales forecasts and current as well as anticipated market conditions. All amounts in excess of the demand forecast are deemed to be excess or obsolete and a reserve is established based on the anticipated net realizable value. To the extent that demand forecasts are greater than actual demand and the Company fails to reduce manufacturing output accordingly, the Company could be required to record additional inventory reserves which would have a negative impact on gross margin.

Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due between 30 and 60 days after the issuance of the invoice. Accounts are considered delinquent when more than 90 days past due. Delinquent receivables are reserved or written off based on individual credit evaluation and specific circumstances of the customer. To the extent that actual bad debt losses exceed the allowance recorded by the Company, additional reserves would be required which would increase selling, general and administrative costs.

CO-OP Advertising
The Company offers co-operative advertising allowances to certain retailers to encourage product promotions. These agreements are typically based on a percentage of retailer purchases up to a maximum allowance and the Company is never directly involved with the media provider. The Company accrues the estimated cost of these programs based on the sales volume of the retailer and historical trends. As costs are accrued they are recorded as a reduction in sales. To the extent that actual co-operative advertising costs exceed the Company's estimates, additional co-operative advertising allowances would be required which would reduce net revenues.

Volume Rebates
The Company has various rebate programs with its retailers that are based on purchase volume. Typically these programs are based on achieving specified sales volumes and the rebate is calculated as a percentage of purchases. Based on the terms of the agreement, purchase levels and historical trends the Company accrues the estimated cost of these programs and records the same as a reduction in sales. To the extent that actual rebate program costs exceed the Company's estimates, additional rebate program allowances would be required which would reduce net revenues.

Catalog Allowances
A number of large office supply dealers operate through catalogs distributed to businesses throughout the country. Product content is decided by the dealer each time a new catalog is issued; typically once a year. Catalog allowances are required by the dealer as an inducement to include the Company's products. The allowance is based on a fixed cost per page and/or a percentage of purchases by the dealer. The fixed portion of the allowance is often paid when the catalog is distributed and is recognized when incurred and the variable portion is accrued based on dealer purchases and historical trends. Catalog allowances are recorded as a reduction in sales. To the extent that actual catalog costs exceed the estimated costs associated with variable agreement provisions, additional catalog allowances would be required which would negatively impact net revenues.

Effect of Inflation

The Company cannot accurately determine the precise effects of inflation; however, there were some increases in sales and costs due to inflation in 2004. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expense levels, improve manufacturing technologies and redesigning products to keep these costs under control.

Capital Expenditures

As of December 25, 2004, the Company had no material commitments for capital expenditures.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company's foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes would not have resulted in a material impact on income before taxes for the year ended December 25, 2004.

A substantial portion of the Company's debt is based on U.S. prime and LIBOR interest rates. In an effort to lock-in current low rates and mitigate the risk of unfavorable interest rate fluctuations the Company has entered into an interest rate swap agreement. This agreement effectively converted a portion of its variable rate debt into fixed rate debt.

An adverse movement of equity market prices would have an impact on the Company's long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At December 25, 2004 the aggregate book value of long-term marketable equity securities was $1.8 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Item 8 are set forth in Part IV, Item 15.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A --CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Escalade maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

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

Management's Report on Internal Control over Financial Reporting

Escalade's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Escalade's internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting of the Company includes those policies and procedures that:

         (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions of the Company;

         (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

         (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention through collusion or improper overriding of controls. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The management of Escalade assessed the effectiveness of the Company's internal control over financial reporting as of December 25, 2004. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company's internal controls. Based on this assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting was effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 25, 2004 has been audited by BKD LLP, an independent registered public accounting firm that audited the Company's consolidated financial statements included in this annual report. The attestation report on management's assessment of the Company's internal control over financial reporting prepared by the independent registered public accounting firms are included below in this Item 9A.

    /s/ C. W. "BILL" REED,                  /s/ TERRY FRANDSEN,
    ------------------------------          ------------------------------
    Chief Executive Officer                 Chief Financial Officer


Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2004. In connection with such evaluation, the Company identified deficiencies in internal controls over financial reporting relating to the Company's subsidiary in France. During the fourth quarter, the Company began remediation efforts to eliminate the deficiencies identified. This will be accomplished by eliminating the accounting department in France and transferring those functions to the Company's German subsidiary. As of the end of the period covered by this report, the Company had not fully completed these actions and remediation efforts are ongoing.

Other than the changes identified above, there have been no changes to the Company's internal control over financial reporting that occurred since the beginning of the Company's fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Audit Committee,
Board of Directors and Stockholders
Escalade, Incorporated
Wabash, Indiana

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that Escalade, Incorporated (Company) maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit. We did not examine the effectiveness of internal control over financial reporting of Martin Yale International, GmbH, a wholly-owned subsidiary, whose consolidated financial statements reflect total assets and net sales of $33,547 and $41,864 (dollars in thousands), respectively, included in the related consolidated financial statement amounts as of and for the year ended December 25, 2004. The effectiveness of this subsidiary's internal control over financial reporting was audited by other accountants whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of the subsidiary's internal control over financial reporting, is based solely on the report of the other accountants.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit and the report of the other accountants provide a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, based on our audit and the report of other accountants, management's assessment that Escalade, Incorporated maintained effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, based on our audit and the report of other accountants, Escalade, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Escalade, Incorporated, and our report dated February 18, 2005, expressed an unqualified opinion thereon.

/s/ BKD, LLP
--------------------------
Evansville, Indiana
February 18, 2005

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Martin Yale International GmbH,
Markdorf/Germany

We have audited management's assessment, included in the accompanying "Management's Report on Internal Control over Financial Reporting", that Martin Yale International GmbH, Markdorf/Germany maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Martin Yale International GmbH, Markdorf/Germany maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Martin Yale International GmbH, Markdorf/Germany maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004, and the related consolidated statements of income, and cash flows for the period ended December 31, 2004, and the related financial statement schedule in the period ended December 31, 2004, and our report dated February 18, 2005, expressed an unqualified opinion thereon.

/s/ FALK & Co GmbH
-------------------------------
Wirtschaftsprufungsgesellschaft
Steuerberatungsgesellschaft
Heidelberg/Germany
February 18, 2005

ITEM 9B -- OTHER INFORMATION

None.

                                    Part III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 30, 2005 under the captions "Certain Beneficial Owners," "Election of Directors," and "Executive Officers of the Registrant" and is incorporated herein by reference.

ITEM 11-- EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 30, 2005 under the caption "Executive Compensation" and is incorporated herein by reference, except that the information required by Items 402(k) and
(l) of Regulation S-K which appear within such caption under the sub-headings "Compensation and Stock Option Committees", "Report of Audit Committee" and "Financial Performance" are specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant's proxy statement relating to its annual meeting of stockholders scheduled to be held on April 30, 2005 under the caption "Certain Beneficial Owners" and is incorporated herein by reference.

                      Equity Compensation Plan Information

                                                Number of
                                              Securities to                            Number of
                                             be Issued Upon     Weighted-Average       Securities
                                               Exercise of       Exercise Price        Remaining
                                               Outstanding       of Outstanding        Available
                                            Options, Warrants   Options, Warrants      for Future
Plan Category                                  and Rights          and Rights          Issuance
--------------------------------------      ---------------     ---------------     ---------------
Equity compensation plans approved
 by security holders (1)                            578,930     $         10.19           1,157,736
Equity compensation plans not approved
  by security holders                                    --                  --                  --
                                            ---------------                         ---------------
       Total                                        578,930                               1,157,736
                                            ===============                         ===============

(1) These plans are the Company's 1997 Incentive Stock Option Plan and the 1997 Director Stock Option Plan.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the registrant's proxy statement relating to its annual meeting of stockholders scheduled to be held on April 30, 2005 under the caption "Principal Accounting Firm Fees" and is incorporated herein by reference.

                                     Part IV

ITEM 15--EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)  Documents filed as a part of this report:

     (1) Financial Statements
           Report of Independent Registered Public Accounting Firm
           Consolidated financial statements of Escalade, Incorporated and subsidiaries:
              Consolidated balance sheets--December 25, 2004
               and December 27, 2003
              Consolidated statements of income--fiscal years ended
               December 25, 2004, December 27, 2003 and December 28, 2002
              Consolidated statements of stockholders' equity--fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002
              Consolidated statements of cash flows--fiscal years ended
               December 25, 2004, December 27, 2003 and December 28, 2002
              Notes to consolidated financial statements

     (2) Financial Statement Schedules
           Report of Independent Registered Accounting Firm on financial statement schedules
           For the three-year period ended December 25, 2004:
            Schedule II--Valuation and qualifying accounts

         All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

     (3) Exhibits

           3.1    Articles of incorporation of Escalade, Incorporated (a)
           3.2    By-Laws of Escalade, Incorporated (a)
           4.1    Form of Escalade, Incorporated's common stock certificate (a)
          10.1 Licensing agreement between Sweden Table Tennis AB and Indian Industries, Inc. dated January 1, 1995 (d)
          10.2 Amended and Restated Credit Agreement dated October 24, 2001 between Escalade, Incorporated and Bank One, Indiana, N.A. dated August 29, 2002 (g)
          10.3 First Amendment to Amended and Restated Credit Agreement dated October 24, 2001 between Escalade, Incorporated and Bank One, Indiana, N.A. dated August 29, 2002 (h)
          10.4 Third Amendment to amend and restate the credit agreement between Escalade, Incorporated and Bank One, N.A. The effective date is June 1, 2003 (i)
          10.5 Credit Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association (excluding exhibits and schedules not deemed to be material). The effective date is September 7, 2003 (j)

          10.6 Revolving Note dated as of September 5, 2003 in principal amount of $45,000,000, executed by Indian-Martin, Inc. in favor of Bank One, National Association (j)
          10.7 Pledge Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association (j)
          10.8 Collateral Assignment and Security Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association (j)
          10.9 Receivables Purchase Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Indian-Martin AG (j)
          10.10 Receivables Purchase Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Indian Industries, Inc. Substantially similar Receivables Purchase Agreements were also entered into by Indian-Martin, Inc. and each of Escalade, Incorporated's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc., Master Products Manufacturing Company, Inc., U.S. Weight, Inc. and Bear Archery, Inc. (j)
          10.11 Services Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Martin Yale Industries, Inc. Substantially similar Services Agreements were also entered into by Indian-Martin, Inc. and each of Escalade, Incorporated's other domestic operating subsidiaries, Harvard Sports, Inc., Indian Industries, Inc., Master Products Manufacturing Company, Inc., U.S. Weight, Inc. and Bear Archery, Inc. (j)
          10.12 Escalade Subordination Agreement dated as of September 5, 2003 between Escalade, Incorporated and Bank One, National Association (j)
          10.13 Offset Waiver Agreement dated as of September 5, 2003 between Escalade, Incorporated, Bank One, National Association, Indian-Martin, Inc., Harvard Sports, Inc., Indian Industries, Inc., Martin Yale Industries, Inc., Master Products Manufacturing Company, Inc., U.S. Weight, Inc. and Bear Archery, Inc. (j)
          10.14 Loan Agreement dated September 1, 1998 between Martin Yale Industries, Inc. and City of Wabash, Indiana (f)
          10.15 Trust Indenture between the City of Wabash, Indiana and Bank One Trust Company, NA as Trustee dated September 1, 1998 relating to the Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1998 (Martin Yale Industries, Inc. Project) (f)

          10.16 First Amendment to Credit Agreement dated September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association, a national banking association. The Effective date of the Amendment was July 15, 2004. (k)
          10.17 Fourth amendment to amended and restated credit agreement dated June 1, 2003 by and between Escalade, Incorporated and Bank One, N.A. a national banking association. The Effective date of amendment was July 15, 2004. (l)
          10.18 Euro revolving note dated July 15, 2004, in principal amount of (euro)2,500,000, executed by Escalade, Incorporated in favor of Bank One, N.A., London branch. (l)
          10.19 Uncommitted overdraft facility not to exceed 1.0 million Euro and 500 thousand pounds sterling between Escalade, Incorporated and Bank One, N.A., London branch. (l)

     (4) Executive Compensation Plans and Arrangements

          10.20 The Harvard Sports/Indian Industries, Inc. 401(k) Plan as amended and merged in 1993 (c)
          10.21 Martin Yale Industries, Inc. 401(k) Retirement Plan as amended in 1993 (c)
          10.22 Incentive Compensation Plan for Escalade, Incorporated and its subsidiaries (a)
          10.23 Example of contributory deferred compensation agreement between Escalade, Incorporated and certain management employees allowing for deferral of compensation (a)
          10.24   1997 Director Stock Compensation and Option Plan (e)
          10.25   1997 Incentive Stock Option Plan (e)
          10.26   1997 Director Stock Compensation and Option Plan Certificate
          10.27   1997 Incentive Stock Option Plan Certificate
          10.28   Escalade, Incorporated schedule of Directors Compensation
          10.29   Escalade, Incorporated schedule of Executive Officers
                  Compensation

          21      Subsidiaries of the Registrant
          23.1    Consent of BKD, LLP
          23.2    Consent of FALK & Co GmbH
          31.1    Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
          31.2    Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
          32.1    Chief Executive Officer Section 1350 Certification
          32.2    Chief Financial Officer Section 1350 Certification

(a) Incorporated by reference from the Company's Form S-2 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987
(b)  Intentionally not used
(c)  Incorporated by reference from the Company's 1993 Annual Report on Form
     10-K
(d)  Incorporated by reference from the Company's 1995 Annual Report on Form
     10-K
(e)  Incorporated by reference from the Company's 1997 Proxy Statement
(f) Incorporated by reference from the Company's 1998 Third Quarter Report on Form 10-Q
(g) Incorporated by reference from the Company's 2001 Third Quarter Report on Form 10-Q
(h) Incorporated by reference from the Company's 2002 Third Quarter Report on Form 10-Q
(i) Incorporated by reference from the Company's 2003 Second Quarter Report on Form 10-Q
(j) Incorporated by reference from the Company's 2003 Third Quarter Report on Form 10-Q
(k) Incorporated by reference from the Company's 2004 Second Quarter Report on Form 10-Q
(l) Incorporated by reference from the Company's 2004 Third Quarter Report on Form 10-Q

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                          Index to Financial Statements


The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants' Report are submitted herewith:

                                                                            Page

 Report of Independent Registered Accounting Firm............................27

 Consolidated financial statements of Escalade, Incorporated and subsidiaries:

  Consolidated balance sheets--December 25, 2004 and December 27, 2003.......29

  Consolidated statements of income--fiscal years ended
   December 25, 2004, December 27, 2003 and December 28, 2002................30

  Consolidated statements of stockholders' equity--fiscal years ended
   December 25, 2004, December 27, 2003 and December 28, 2002................31

  Consolidated statements of cash flows--fiscal years ended
   December 25, 2004, December 27, 2003 and December 28, 2002................32

  Notes to consolidated financial statements.................................33

[GRAPHIC OMITTED]
    BKD LLP


             Report of Independent Registered Public Accounting Firm


Audit Committee, Board of Directors and Stockholders
Escalade, Incorporated
Wabash, Indiana

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 25, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 2004 consolidated financial statements of Martin Yale International, GmbH, a wholly-owned subsidiary, which consolidated statements reflect total assets and net sales of $33,547 and $41,864 (dollars in thousands), respectively, included in the related consolidated financial statement amounts as of and for the year ended December 25, 2004. Those consolidated statements were audited by other auditors, whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Martin Yale International, GmbH, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other accountants provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other accountants for 2004, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalade, Incorporated as of December 25, 2004 and December 27, 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Escalade, Incorporated's internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated February 18, 2005, expressed unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD LLP
--------------------------
Evansville, Indiana
February 18, 2005

[GRAPHIC OMITTED]
FALK & Co

             Report of Independent Registered Public Accounting Firm


To the Stockholders and Board of Directors
Martin Yale International GmbH,
Markdorf/Germany

We have audited the accompanying consolidated balance sheets of Martin Yale International GmbH, Markdorf/Germany and Subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in Germany.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ FALK & Co GmbH
-------------------------------
Wirtschaftsprufungsgesellschaft
Steuerberatungsgesellschaft
Heidelberg/Germany,
February 18, 2005


                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                December 25,    December 27,
All Amounts in Thousands Except Share Information                   2004            2003
-------------------------------------------------               ------------    ------------
Assets
 Current assets
  Cash and cash equivalents                                     $      3,050    $        648
  Receivables, less allowances of $2,510 and $1,991                   44,363          45,073
  Inventories                                                         30,482          29,853
  Prepaid expenses                                                     3,011           1,611
  Deferred income tax benefit                                          2,496           2,434
                                                                ------------    ------------
      Total current assets                                            83,402          79,619

 Property, plant and equipment, net                                   16,498          17,537
 Intangible assets                                                     8,019           9,026
 Goodwill                                                             17,888          18,777
 Investments                                                           6,446           5,526
 Other assets                                                          2,846           3,952
                                                                ------------    ------------
      Total assets                                              $    135,099    $    134,437
                                                                ============    ============

Liabilities and Stockholders' Equity
 Current liabilities
  Notes payable--bank                                           $     11,638    $     21,568
  Current portion of long-term debt                                      354             354
  Trade accounts payable                                               8,034           8,139
  Accrued liabilities                                                 27,438          23,321
  Income tax payable                                                     142           1,580
                                                                ------------    ------------
      Total current liabilities                                       47,606          54,962

 Long-term debt, less current portion                                 15,896          15,729
 Deferred compensation                                                 1,233           1,408
 Interest rate swap                                                      386           1,055
 Commitments and contingencies                                            --              --
                                                                ------------    ------------
      Total liabilities                                               65,121          73,154

 Stockholders' equity
  Preferred stock
   Authorized:  1,000,000 shares, no par value, none issued
  Common stock
   Authorized:  30,000,000 shares, no par value
   Issued and outstanding:  2004--13,031,064 shares,
    2003--12,854,162 shares                                           13,031          12,854
  Retained earnings                                                   52,394          46,182
  Accumulated other comprehensive income                               4,553           2,247
                                                                ------------    ------------
      Total stockholders' equity                                      69,978          61,283
                                                                ------------    ------------
      Total liabilities and stockholders' equity                $    135,099    $    134,437
                                                                ============    ============

See notes to consolidated financial statements.


                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                      Years Ended
                                                      --------------------------------------------
                                                      December 25,    December 27,    December 28,
All Amounts in Thousands Except Per Share Data            2004            2003            2002
----------------------------------------------        ------------    ------------    ------------
Net Sales                                             $    220,709    $    216,268    $    150,224

Costs, Expenses and Other Income
 Cost of products sold                                     158,391         154,365         111,164
 Selling, administrative and general expenses               43,070          40,907          21,097
 Restructuring Costs                                         2,366              --              --
 Goodwill impairment loss                                    1,312              --              --
                                                      ------------    ------------    ------------

Operating income                                            15,570          20,996          17,963

 Interest expense                                            1,772           2,282             951
 Other expense (income)                                        (19)         (2,509)             69
                                                      ------------    ------------    ------------

Income Before Income Taxes                                  13,817          21,223          16,943

Provision for Income Taxes                                   5,990           6,373           5,805
                                                      ------------    ------------    ------------

Net Income                                            $      7,827    $     14,850    $     11,138
                                                      ============    ============    ============
Earnings Per Share Data
 Basic earnings per share                             $       0.60    $       1.15    $       0.86
                                                      ============    ============    ============
 Diluted earnings per share                           $       0.59    $       1.13    $       0.83
                                                      ============    ============    ============

See notes to consolidated financial statements.


                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                                                                                             Accumulated
                                                                                                Other
                                                        Common Stock                         Comprehensive
                                                 -------------------------      Retained        Income
All Amounts in Thousands                           Shares         Amount        Earnings        (Loss)         Total
------------------------                         ----------     ----------     ----------     ----------     ----------
Balances at December 29, 2001                        12,848         12,848         21,423            125         34,396

   Comprehensive income
     Net income                                                                    11,138                        11,138
     Unrealized losses on securities, net
       of tax                                                                                       (149)          (149)
                                                                                                             ----------
     Total comprehensive income                                                                                  10,989

   Exercise of stock options                            192            192            345                           537
   Stock issued under the Director Stock
     Option Plan                                         24             24             56                            80
   Purchase of stock                                    (46)           (46)           (81)                         (127)
                                                 ----------     ----------     ----------     ----------     ----------
Balances at December 28, 2002                        13,018         13,018         32,881            (24)        45,875

   Comprehensive income
     Net income                                                                    14,850                        14,850
     Unrealized gain on securities, net of
       tax                                                                                           103            103
     Foreign Currency Translation
       Adjustment                                                                                  2,853           2853
     Unrealized Loss on Interest Rate Swap
       Agreement, net of tax                                                                        (685)          (685)
                                                                                                             ----------
     Total comprehensive income                                                                                  17,121

   Exercise of stock options                            120            120            230                           350
   Stock issued under the Director Stock
     Option Plan                                          4              4             47                            51
   Purchase of stock                                   (288)          (288)        (1,826)                       (2,114)
                                                 ----------     ----------     ----------     ----------     ----------
Balances at December 27, 2003                        12,854         12,854         46,182          2,247         61,283

   Comprehensive income
     Net income                                                                     7,827                         7,827
     Unrealized gain on securities, net of
       tax                                                                                           102            102
     Foreign Currency Translation
     Adjustment                                                                                    1,770          1,770
     Unrealized Gain on Interest Rate Swap
       Agreement, net of tax                                                                         434            434
                                                                                                             ----------
     Total comprehensive income                                                                                  10,133

   Exercise of stock options                            226            226            814                         1,040
   Dividend Paid                                                                   (1,556)                       (1,556)
   Stock issued under the Director Stock
     Option Plan                                         10             10             52                            62
   Purchase of stock                                    (59)           (59)          (925)                         (984)
                                                 ----------     ----------     ----------     ----------     ----------

Balances at December 25, 2004                        13,031     $   13,031     $   52,394     $    4,553     $   69,978
                                                 ==========     ==========     ==========     ==========     ==========

See notes to consolidated financial statements.


                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           (All Amounts in Thousands)

Years Ended December 25, December 27 and December 28                     2004           2003           2002
----------------------------------------------------                 ------------   ------------   ------------
Operating Activities
  Net income                                                         $      7,827   $     14,850   $     11,138
  Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization                                            6,328          5,301          3,798
   Provision for doubtful accounts                                            479            131            101
   Deferred income taxes                                                   (1,022)        (1,042)           (14)
   Provision for deferred compensation                                        132            121            117
   Deferred compensation paid                                                (307)           (50)           (55)
   (Gain) loss on disposals of assets                                         130            (25)          (304)
   Changes in
     Accounts receivable                                                      645          3,077         (6,974)
     Inventories                                                              138          5,959         (1,004)
     Prepaids                                                              (1,350)           262           (378)
     Other assets                                                            (575)        (1,024)          (500)
     Income tax payable                                                      (205)          (264)          (493)
     Accounts payable and accrued expenses                                  3,143           (770)        (1,557)
                                                                     ------------   ------------   ------------
      Net cash provided by operating activities                            15,363         26,526          3,875
                                                                     ------------   ------------   ------------
Investing Activities
  Change in cash surrender value, net of loans and premiums                    --           (153)            15
  Purchase of property and equipment                                       (2,410)        (2,564)        (3,085)
  Purchase of long-term investments                                            --           (846)           (15)
  Acquisitions, Net of Cash Acquired                                         (632)       (10,730)        (9,158)
  Proceeds from sale of property and equipment                                288            207          1,699
  Equity investment in Schleicher & Co. International AG                       --         (9,886)        (2,557)
                                                                     ------------   ------------   ------------
      Net cash used by investing activities                                (2,754)       (23,972)       (13,101)
                                                                     ------------   ------------   ------------
Financing Activities
  Net increase (decrease) in notes payable--bank                           (8,490)        (2,270)         1,453
  Proceeds from exercise of stock options                                   1,040            350            617
  Reduction of long-term debt                                                (167)        (1,848)        (5,167)
  Purchase of stock                                                          (984)        (2,114)          (127)
  Cash Dividend Paid                                                       (1,556)            --             --
  Proceeds from long-term debt                                                 --             --         14,900
                                                                     ------------   ------------   ------------
      Net cash provided (used) by financing activities                    (10,157)        (5,882)        11,676
                                                                     ------------   ------------   ------------
Effect of exchange rate changes on cash                                       (50)           606             --
                                                                     ------------   ------------   ------------

Increase (Decrease) in Cash and Cash Equivalents                            2,402         (2,722)         2,450

Cash and Cash Equivalents, Beginning of Year                                  648          3,370            920
                                                                     ------------   ------------   ------------
Cash and Cash Equivalents, End of Year                               $      3,050   $        648   $      3,370
                                                                     ============   ============   ============
Supplemental Cash Flows Information
  Interest paid                                                      $      1,741   $      2,285   $        952
  Income taxes paid, net                                                    8,418          7,207          6,831
  Fixed assets in accounts payable                                             --             --             68

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

Principles of Consolidation
The consolidated financial statements include the accounts of Escalade, Incorporated and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The books and records of Subsidiaries located in foreign countries are maintained according to generally accepted accounting principles in those countries. Upon consolidation the Company evaluates the differences in accounting principles and determines whether adjustments are necessary to convert the foreign financial statements to the accounting principles upon which the consolidated financial statements are based. As a result of this evaluation no material adjustments were identified.

Fiscal Year End
The Company's fiscal year is a 52 or 53 week period ending on the last Saturday in December. Fiscal 2004, 2003, and 2002 were each 52 weeks long ending on December 25, 2004, December 27, 2003, and December 28, 2002, respectively.

Cash and Cash Equivalents
Highly liquid financial instruments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents.

Inventories
Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower cost or market. This inventory valuation reserve totaled $6.3 million and $5.5 million at fiscal year-end 2004 and 2003, respectively. Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

In Thousands                           2004           2003
------------                        ----------     ----------
      Raw materials                 $    8,562     $    7,300
      Work in process                    5,142          5,133
      Finished goods                    16,778         17,420
                                    ----------     ----------
                                    $   30,482     $   29,853
                                    ==========     ==========

Accounts Receivable
Revenue from the sale of the Company's products is recognized as products are shipped to customers and accounts receivable are stated at the amount billed to customers. Interest and late charges that are billed to customers are not included in accounts receivable. The Company does not offer the right of return on any of its sales and the Company does not engage in consignment or contingency sales. The Company provides an allowance for doubtful accounts which is described in Note 2 - Certain Significant Estimates.


                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation and amortization are computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: buildings, 20-30 years; leasehold improvements, term of the lease; machinery and equipment, 5-15 years; and tooling, dies and molds, 2-4 years. Property, plant and equipment consist of the following:

In Thousands                                                  2004           2003
------------                                               ----------     ----------
    Land                                                   $    1,853     $    1,773
    Buildings and leasehold improvements                       15,799         15,596
    Machinery and equipment                                    34,562         31,475
                                                           ----------     ----------
    Total cost                                                 52,214         48,844
    Accumulated depreciation and amortization                 (35,716)       (31,307)
                                                           ----------     ----------
                                                           $   16,498     $   17,537
                                                           ==========     ==========

Investments
Investments at fiscal year-ends are composed of the following:

In Thousands                                                  2004           2003
------------                                               ----------     ----------
    Marketable equity securities available for sale        $    1,843     $    1,546
    Non-marketable equity investments (cost method)               587            979
    Non-marketable equity investments (equity method)           4,016          3,001
                                                           ----------     ----------
                                                           $    6,446     $    5,526
                                                           ==========     ==========

Marketable Equity Securities Available for Sale. This consists of marketable equity securities recorded at fair value with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. Summarized financial data for these securities at fiscal year-end were as follows:

In Thousands                                                  2004           2003
------------                                               ----------     ----------
    Cost basis                                             $    1,542     $    1,413
    Unrealized gain                                               301            133
                                                           ----------     ----------
    Approximate fair market value                          $    1,843     $    1,546
                                                           ==========     ==========

Non-Marketable Equity Investments. The Company has minority equity positions in companies strategically related to the company's business. The Company does not have control over these companies and the accounting method employed is dependent on the degree of influence the Company can exert on the operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but less than 50% the equity method of accounting is utilized. Under the equity method, the company's proportionate share of income or losses is recorded in other expense (income) on the consolidated statement of income. The proportionate share of income was $1,291 thousand, $861 thousand, and $329 thousand in 2004, 2003 and 2002, respectively. The Company considers whether the fair values of any of its equity investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments' industry), a write-down is recorded to estimated fair value.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Fair Values of Financial Instruments
Fair values of cash equivalents approximate cost due to the short period of time to maturity. Fair values of long-term investments, non-marketable debt investments, short-term debt, long-term debt and swaps, are based on quoted market prices or pricing models using current market rates. For the company's portfolio of non-marketable equity securities, management believes that the carrying value of the portfolio approximates the fair value at December 25, 2004. All of the estimated fair values are management's estimates; however, there is no readily available market and the estimated fair value may not necessarily represent the amounts that could be realized in a current transaction, and these fair values could change significantly.

Employee Stock Option Plan
The Company has two stock-based compensation plans which were approved by the stockholders at the Company's 1997 annual meeting. Under these plans 1,800,000 common shares are reserved for issuance under an Incentive Stock Option Plan
(ISO) and 600,000 common shares for issuance under a Director Stock Option Plan
(DSO). The following table summarizes the option activity under the two plans:

                    Incentive Stock               Director Stock
              ---------------------------   ---------------------------
                 Granted      Outstanding      Granted      Outstanding
              ------------   ------------   ------------   ------------
    2004           196,600        555,374          4,126         23,556
    2003           174,800        606,800          2,378         32,590
    2002           154,200        560,400         11,426         36,350

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

Although the Company has elected to follow APB Opinion No. 25, Statement of Financial Accounting Standards (SFAS) No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                                   2004           2003           2002
                                                                ----------     ----------     ----------
Risk-free interest rates                                              3.07%          2.90%          4.65%
Dividend yields                                                          0%             0%             0%
Volatility factors of expected market price of common stock             50%            46%            38%
Weighted average expected life of the options                      5 years        5 years        5 years

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

In Thousands Except Per Share Amounts                              2004           2003           2002
-------------------------------------                           ----------     ----------     ----------
    Net income, as reported                                     $    7,827     $   14,850     $   11,138
    Less: Total stock-based employee compensation cost
    determined under the fair value based method, net of
    income taxes                                                      (801)          (440)          (404)
                                                                ----------     ----------     ----------
    Pro forma net income                                        $    7,026     $   14,410     $   10,734
                                                                ==========     ==========     ==========

    Earnings per share
    Basic--as reported                                          $     0.60     $     1.15     $     0.86
                                                                ==========     ==========     ==========
    Basic--pro forma                                            $     0.54     $     1.11     $     0.83
                                                                ==========     ==========     ==========

    Diluted--as reported                                        $     0.59     $     1.13     $     0.83
                                                                ==========     ==========     ==========
    Diluted--pro forma                                          $     0.53     $     1.09     $     0.80
                                                                ==========     ==========     ==========

Foreign Currency Translation
The functional currency for the foreign operations of Escalade is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Stockholders' Equity and are excluded from net income. Gains or losses resulting from foreign currency transactions are included in Other expense (income) in the Consolidated Statements of Income and were insignificant in fiscal years 2004, 2003, and 2002.

Cost of Products Sold
Cost of products sold are comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Other Expense (Income)
The components of Other Expense (Income) were as follows:

In Thousands                                                       2004           2003           2002
------------                                                     ----------     ----------     ----------
    Amortization of intangibles                                 $    1,224     $    1,048     $      962
    Gain from European debt abatement                                   --         (1,442)            --
    Investment income                                                 (601)        (1,253)          (501)
    Deferred compensation costs                                        133            (32            131
    Vendor charge-backs                                               (255)          (480)            --
    Royalty income from patents                                       (711)          (187)            --
    Gain on sale of real estate                                         --             --           (434)
    Other                                                              191           (163)           (89)
                                                                ----------     ----------     ----------
                                                                $      (19)    $   (2,509)    $       69
                                                                ==========     ==========     ==========

Income Taxes
Income tax in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Intangible Assets
The Company has various intangible assets including consulting agreements, patents, trademarks, noncompetition agreements and goodwill. Amortization is computed using the straight-line method over the following lives: consulting agreements, the life of the agreement; non-compete agreements, the lesser of the term or 5 years; and patents, 5 to 8 years. Trademarks are deemed to have indefinite useful lives and accordingly are not amortized, but evaluated on an annual basis to determine whether any impairment in value has occurred.

Research and Development
Research and development costs are charged to expense as incurred. Research and development costs incurred during 2004, 2003 and 2002 were approximately $2,299 thousand, $2,947 thousand, and $1,520 thousand, respectively.

Reclassifications
Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net earnings.

New Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board (FASB) issued an amendment to SFAS 123 Accounting for Stock-Based Compensation (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning with the third quarter of 2005. SFAS123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date as well as for the unvested portion of awards existing as of the effective date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. As of the required effective date, the Company will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. We are currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but we currently believe the adoption of SFAS 123R will not result in a material impact on the Company's results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. The objective of this Statement is to require issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic company. For these instruments, this Statement is

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

effective for existing or new contracts for fiscal periods beginning after December 15, 2003. Adoption of this Standard has not had a material effect on the Company.

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

Note 2 -- Certain Significant Estimates

In the preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and the reported amounts of revenues and expenses during the reporting period. These estimates and judgments are evaluated on an ongoing basis and are based on experience; current and expected future conditions; third party evaluations; and various other assumptions believed reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carry values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and liabilities. Actual results may differ from the estimates and assumptions used in the financial statements and related notes.

Listed below are certain significant estimates and assumptions related to the preparation of the consolidated financial statements:

Product Warranty
The Company provides limited warranties on certain of its products, for varying periods. Generally, the warranty periods range from 90 days to one year. However, some products carry extended warranties of seven-year, ten-year, and lifetime warranties. The Company records an accrued liability and expense for estimated future warranty claims based upon historical experience and

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

management's estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and expense in the current year. A reconciliation of the liability is as follows:

In Thousands                                   2004           2003
------------                                ----------     ----------
    Beginning balance                       $    1,634     $    1,324
    Additions                                    1,294          1,447
    Deductions                                  (1,630)        (1,137)
                                            ----------     ----------
    Ending balance                          $    1,298     $    1,634
                                            ==========     ==========

Inventory Valuation Reserves
The Company evaluates inventory for obsolescence and excess quantities based on demand forecasts based on specified time frames; usually one year. The demand forecast is based on historical usage, sales forecasts and current as well as anticipated market conditions. All amounts in excess of the demand forecast are deemed to be excess or obsolete and a reserve is established based on the anticipated net realizable value. A reconciliation of the liability is as follows:

In Thousands                                   2004           2003
------------                                ----------     ----------
    Beginning balance                       $    5,465     $    1,182
    Additions                                    2,810          5,529
    Deductions                                  (2,052)        (1,246)
                                            ----------     ----------
    Ending balance                          $    6,223     $    5,465
                                            ==========     ==========

Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due between 30 and 60 days after the issuance of the invoice. Accounts are considered delinquent when more than 90 days past due. Delinquent receivables are reserved or written off based on individual credit evaluation and specific circumstances of the customer. A reconciliation of the liability is as follows:

In Thousands                                   2004           2003
------------                                ----------     ----------
    Beginning balance                       $    1,991     $      550
    Additions                                    1,523          2,196
    Deductions                                  (1,004)          (755)
                                            ----------     ----------
    Ending balance                          $    2,510     $    1,991
                                            ==========     ==========

Advertising Subsidies
The Company enters agreements with certain retailers to pay for direct advertising programs and/or provide in-store display units. These agreements are not based on retailer purchase volumes and do not obligate the retailer to continue carrying the Company's products. The Company determines the value of the advertising services based on its own research and history of providing such services. The Company expenses these costs in the period in which they are incurred as a selling expense. A reconciliation of the liability is as follows:

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

In Thousands                                   2004           2003
------------                                ----------     ----------
    Beginning balance                       $      779     $      614
    Additions                                    2,885          1,973
    Deductions                                  (2,939)        (1,808)
                                            ----------     ----------
    Ending balance                          $      725     $      779
                                            ==========     ==========

CO-OP Advertising
The Company offers co-operative advertising allowances to certain retailers to encourage product promotions. These agreements are typically based on a percentage of retailer purchases up to a maximum allowance and the Company is never directly involved with the media provider. The Company accrues the estimated cost of these programs based on the sales volume of the retailer and historical trends. As costs are accrued they are recorded as a reduction in sales. A reconciliation of the liability is as follows:

In Thousands                                   2004           2003
------------                                ----------     ----------
    Beginning balance                       $    2,782     $    1,202
    Additions                                    3,238          2,766
    Deductions                                  (2,475)        (1,186)
                                            ----------     ----------
    Ending balance                          $    3,545     $    2,782
                                            ==========     ==========

Volume Rebates
The Company has various rebate programs with its retailers that are based on purchase volume. Typically these programs are based on achieving specified sales volumes and the rebate is calculated as a percentage of purchases. Based on the terms of the agreement, purchase levels and historical trends the Company accrues the cost of these programs and records the same as a reduction in sales. A reconciliation of the liability is as follows:

In Thousands                                   2004           2003
------------                                ----------     ----------
    Beginning balance                       $    2,435     $    1,836
    Additions                                    5,400          4,707
    Deductions                                  (4,416)        (4,108)
                                            ----------     ----------
    Ending balance                          $    3,419     $    2,435
                                            ==========     ==========

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Catalog Allowances
A number of large office supply dealers operate through catalogs distributed to businesses throughout the country. Product content is decided by the dealer each time a new catalog is issued; typically once a year. Catalog allowances are required by the dealer as an inducement to include the Company's products. The allowance is based on a fixed cost per page and/or a percentage of purchases by the dealer. The fixed portion of the allowance is often paid when the catalog is distributed and is recognized in the period incurred and the variable portion is accrued based on dealer purchases and historical trends. Catalog allowances are recorded as a reduction in sales. A reconciliation of the liability is as follows:

In Thousands                                   2004           2003
------------                                ----------     ----------
    Beginning balance                       $    1,027     $    1,547
    Additions                                    1,380          2,043
    Deductions                                  (1,646)        (2,563)
                                            ----------     ----------
    Ending balance                          $      761     $    1,027
                                            ==========     ==========

Note 3 -- Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands                                   2004           2003
------------                                ----------     ----------
    Employee compensation                   $   10,247     $   10,443
    Customer allowances                         10,465          9,748
    Other accrued items                          6,726          3,130
                                            ----------     ----------
                                            $   27,438     $   23,321
                                            ==========     ==========

Note 4 -- Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $695 thousand, $487 thousand, and $461 thousand for 2004, 2003 and 2002, respectively.

Note 5 -- Restructuring Costs

In 2004 the Company initiated a facility consolidation plan and involuntary employee terminations in the office product segment in order to reduce costs and increase the competitiveness of the Company. Under this plan the Company will close two facilities in North America and reduce its workforce by approximately 100 individuals in North America and 20 in Europe. Restructuring costs, before taxes, were composed of the following:


                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                                                                    Balance at
                                      Restructuring    Non-Cash         Cash        December 25,
In Thousands                             Charges       Charges        Payments         2004
------------                           ----------     ----------     ----------     ----------
    Severance and benefit costs        $    1,656     $       --     $      378     $    1,278
    Facility closure costs                    710            540             --            170
                                       ----------     ----------     ----------     ----------
                                       $    2,366     $      540     $      378     $    1,448
                                       ==========     ==========     ==========     ==========

Note 6 -- Operating Leases

The Company leases warehouse and office space under non-cancelable operating leases that expire at various dates through 2011. Terms of the leases, including renewals, taxes, utilities, and maintenance, vary by lease. Total rental expense included in the results of operations relating to non-cancelable leases with terms of more than one year were $1,998 thousand, $2,232 thousand, and $1,133 thousand in 2004, 2003, and 2002, respectively.

At December 25, 2004, minimum rental payments under noncancelable leases with terms of more than one year were as follows:

         In Thousands                                   Amount
         ------------                                 ----------
         2005                                         $    1,136
         2006                                                652
         2007                                                590
         2008                                                447
         2009                                                206
         2010 and beyond                                     258
                                                      ----------
                                                      $    3,289
                                                      ==========

Note 7 -- Earnings Per Share

The shares used in the computation of the company's basic and diluted earnings per common share are as follows:

In Thousands                                             2004           2003           2002
------------                                          ----------     ----------     ----------
    Weighted average common shares outstanding            12,980         12,968         12,972
    Dilutive effect of stock options                         247            248            462
                                                      ----------     ----------     ----------
    Weighted average common shares outstanding,
     assuming dilution                                    13,227         13,216         13,434
                                                      ==========     ==========     ==========

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 8 -- Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:


                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                                       2004                          2003
                                            ---------------------------   ----------------------------
                                               Gross                         Gross
                                              Carrying     Accumulated      Carrying     Accumulated
In Thousands                                   Amount      Amortization      Amount      Amortization
------------                                ------------   ------------   ------------   ------------
    Patents                                 $      6,078   $      2,158   $      6,078   $      1,334
    Consulting agreements                            810            760            810            710
    Non-compete agreements                         1,800          1,455          1,700          1,180
    Customer list                                    630            271            630             --
    Trademarks                                     3,466            121          3,153            121
                                            ------------   ------------   ------------   ------------
                                            $     12,784   $      4,765   $     12,371   $      3,345
                                            ============   ============   ============   ============

Amortization expense was $1,324 thousand, $1,098 thousand and $1,112 thousand for 2004, 2003 and 2002, respectively.

Estimated amortization expense for each reporting segment for each of the following five years is:

In Thousands               2005           2006           2007           2008           2009        Thereafter
------------            ----------     ----------     ----------     ----------     ----------     ----------
    Sporting Goods      $    1,174     $      869     $      824     $      824     $      626     $       --
    Office Products            126            126            107             --             --             --
                        ----------     ----------     ----------     ----------     ----------     ----------
                        $    1,300     $      995     $      931     $      824     $      626     $       --
                        ==========     ==========     ==========     ==========     ==========     ==========

The Company evaluates the carrying value of its long-lived and intangible assets on an annual basis, or whenever events and circumstances indicate that the carrying value of the assets may be impaired. The Company determines impairment based on the asset's ability to generate cash flow greater than the carrying value of the asset, using a discounted probability-weighted analysis. If projected discounted cash flows are less than the carrying value of the asset, the asset is adjusted to its fair value. In August 2004, as a result of continued declines in office product sales from its office products operation located in Mexico, the Company initiated a facility consolidation plan and determined that this event, coupled with the continued decline in sales volume, necessitated an impairment evaluation of the goodwill specifically allocated to the product lines manufactured there. In accordance with the provisions of FASB Statement No. 142 Goodwill and Other Intangible Assets, the Company prepared a discounted cash flow analysis which indicated that the book value of the product line significantly exceeded its estimated fair value resulting in permanent impairment. Accordingly, the Company recognized a non-cash impairment loss of $1.3 million in the third quarter.

The changes in the carrying amount of goodwill were:
                                                             Sporting        Office
In Thousands                                                   Goods        Products         Total
------------                                               ------------   ------------   ------------
    Balance at December 28, 2002                           $      7,151   $      6,200   $     13,351
    Acquired                                                         --          4,566          4,566
    Foreign Currency Translation Adjustment                          --            860            860
                                                           ------------   ------------   ------------
    Balance at December 27, 2003                                  7,151         11,626         18,777
    Impairment charge                                                --         (1,312)        (1,312)
    Foreign Currency Translation Adjustment                          --            423            423
                                                           ------------   ------------   ------------
    Balance at December 25, 2004                           $      7,151   $     10,737   $     17,888
                                                           ============   ============   ============

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 9 -- Borrowings

Short-Term Debt

Short-term debt at fiscal year-ends was as follows:

In Thousands                                    2004           2003
------------                                ------------   ------------

    Bank One Revolving line of credit       $     11,638   $     17,660
    Deutsche Bank Revolving credit line               --          2,623
    Unsecured demand note                             --            790
    Other short-term debt                             --            495
                                            ------------   ------------
                                            $     11,638   $     21,568
                                            ============   ============

The Company's directly owned subsidiary, Indian-Martin, Inc., has a revolving line of credit under which it can borrow funds from time to time to purchase eligible accounts receivable from the company's operating subsidiaries which accounts are and will be pledged to secure those borrowings. At December 25, 2004, this line of credit aggregated $30 million, of which $11,638 thousand was borrowed. At the company's option, borrowings can be made under the bank's prime interest rate minus 1.25% or LIBOR plus 1.38%. At December 25, 2004, all borrowings under this revolving line of credit were under the prime interest rate option at an effective rate of 3.75%.

The Company's European subsidiaries had revolving credit line agreements with Deutsche Bank secured by the Company's real estate holdings in Germany. These credit line agreements were terminated by The Company in 2004.

The liabilities of Schleicher & Co. International, AG (Schleicher), acquired in 2003, included a note payable to the founder of Schleicher in the amount of $790 thousand. This note was retired by The Company in 2004.

During 2003, the Company negotiated and executed a debt reduction plan with two European banks wherein the banks agreed to forgive 1.2 million Euro (approximately 1.4 million US Dollars) in debt, in exchange for early settlement of the outstanding debt. The gain associated with this extinguishment of debt was recorded in other income. This transaction was not considered an element of the Schleicher acquisition because it was not contemplated until after the acquisition was completed and was not part of the acquisition decision criteria.

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:


                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

In Thousands                                                                                2004           2003
------------                                                                             ----------     ----------
    Revolving term loan of $35,000, the amount available under this revolving term loan is reduced by $7,000 annually starting March 31, 2004, with the balance due March 31, 2008. At December 25, 2004, the entire balance had an interest rate of London Interbank Offered Rate (LIBOR)
        plus 1.00%, or 3.66%, unsecured                                                  $   10,000     $   12,320

    Revolving term loan of Euro 2,500 (approximately 3,384 US Dollars), the balance is due July 15, 2006 and bears an interest  rate of EURIBOR  plus 2%, or
        3.4% at December 25, 2004, unsecured                                                  2,842             --

    Mortgage payable (Wabash, Indiana Adjustable Rate Economic Development
        Revenue Refunding Bonds), annual installments are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, rate at December 25, 2004 is 1.55%, due September 2028, secured by plant facility, machinery and equipment,
        and a stand-by letter of credit                                                       2,700          2,700

    Contract payable for Accudart acquisition, due $167 annually beginning
        February 1, 2003 through February 1, 2006, non-interest bearing,
        secured by a stand-by letter of credit                                                  333            500

    Contract Payable for acquisition of equity interest in Sweden Table Tennis,
        AB, unsecured and non-interest bearing. Annual payments of $187 due
        March of each year                                                                      375            563
                                                                                         ----------     ----------
                                                                                             16,250         16,083
    Portion classified as current                                                              (354)          (354)
                                                                                         ----------     ----------
                                                                                         $   15,896     $   15,729
                                                                                         ==========     ==========

Maturities of long-term debt outstanding at December 25, 2004 are as follows:
$354 thousand in 2005; $3,196 thousand in 2006; $3,000 thousand in 2007; $7,000 thousand in 2008; and $2,700 thousand in 2010.

The mortgages payable and term loan agreements contain certain restrictive covenants, of which the more significant include maintenance of specified net worth and maintenance of specified ranges of debt service and leverage ratios.

Interest Rate Swap Agreement

In May 2003, the Company entered into an interest rate swap agreement having a notional amount of $10 million and a maturity date of May 19, 2008. This swap agreement is designated as a cash flow hedge, and effectively converts a portion of the Company's variable rate debt to fixed rate debt with a weighted average interest rate of 5.08%. The Company entered into this interest rate swap agreement to manage interest costs and cash flows associated with variable interest rates, primarily short-term changes in LIBOR; changes in the cash flows of the interest rate swap offset changes in the interest payments on the covered portion of the Company's revolving debt. In connection with this interest rate swap agreement the Company recorded an after tax charge of $434 thousand in Other Comprehensive Income (OCI). There was no impact on net income due to ineffectiveness. The Company's exposure to credit loss on its interest rate swap agreement in the event of non-performance by the counterparty is believed to be remote due to the Company's requirement that the counterparty have a strong credit rating.


                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 10 -- Stock Options

The Company has two stock-based compensation plans which are described in detail in Note 1. Stock option transactions under these pans are summarized as follows:

                                              2004                          2003                          2002
                                    -------------------------     -------------------------    -------------------------
                                                     Option                       Option                        Option
                                      Shares         Price          Shares        Price          Shares         Price
                                    -----------   -----------     -----------   -----------    -----------   -----------
Outstanding at beginning                            $2.42 to                     $2.42 to                      $1.65 to
   of year                             639,390        10.68           596,750      9.03            658,694       3.60

                                                   $17.24 to                     $6.99 to                      $3.80 to
Issued during year                     200,726        19.21           177,178      10.68           165,626       9.03

Canceled or expired                    (35,050)                       (13,900)                     (12,750)

                                                    $2.42 to                     $2.42 to                      $1.65 to
Exercised during year                 (226,136)       10.68          (120,638)     9.03           (214,820)      3.60
                                    -----------                   -----------                  -----------

                                                    $6.99 to                     $2.42 to                      $2.42 to
Outstanding at end of year             578,930        19.21           639,390      10.68           596,750       9.03
                                   ===========                    ===========                  ===========

Exercisable at end of year             192,354                        256,062                      225,474
                                   ===========                    ===========                  ===========
Weighted-average fair value
   of options granted during
   the year                        $      9.87                    $      7.04                  $      3.49
                                   ===========                    ===========                  ===========


                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

The following table summarizes information about fixed stock options outstanding at December 25, 2004:

                                       Options Outstanding                                 Options Exercisable
                        ----------------------------------------------------        --------------------------------
                           Number         Weighted-Average                             Number
     Range of                of              Remaining        Weighted-Average           of           Weighted-Average
 Exercise Prices           Shares         Contractual Life     Exercise Price          Shares          Exercise Price
----------------        ------------        ------------        ------------        ------------        ------------
$ 2.92 - $ 3.60              150,558           1.8 years        $       3.22             121,458        $       3.13
$ 6.99 - $10.68              247,446           3.7 years        $       7.88              70,896        $       8.34
$17.24 - $19.21              180,926           5.1 years        $      19.17                  --                  --
                        ------------                                                ------------
                             578,930                                                     192,354
                        ============                                                ============

Incentive stock options are exercisable at the rate of 25% over each of the four years following the date of grant.

During fiscal year 2004 the Company issued 4,126 Director Stock Options at an option price of $17.24 and can be exercised after April 29, 2005 with an expiration date of April 27, 2008.

Note 11 -- Provision For Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands                                                        2004                2003                2002
------------                                                    ------------        ------------        ------------
    Income (loss) before taxes:
       United States of America (USA)                           $     14,040        $     19,720        $     16,943
       Non USA                                                          (223)              1,503                  --
                                                                ------------        ------------        ------------
                                                                $     13,817        $     21,223        $     16,943
                                                                ============        ============        ============
    Provision for taxes:
       Current
       Federal                                                  $      4,870        $      5,802        $      4,678
       State                                                             487               1,073                 459
       International                                                     283                 539                 681
                                                                ------------        ------------        ------------
                                                                       5,640               7,414               5,818
                                                                ------------        ------------        ------------
    Deferred
       Federal                                                           300                (845)                (10)
       State                                                              50                (196)                 (3)
                                                                ------------        ------------        ------------
                                                                         350              (1,041)                (13)
                                                                ------------        ------------        ------------

                                                                $      5,990        $      6,373        $      5,805
                                                                ============        ============        ============

The Company has not provided for USA deferred taxes or foreign withholding taxes on undistributed earnings for non-USA subsidiaries. The company intends to reinvest these earnings indefinitely in operations outside the USA.


                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

The provision for income taxes was computed based on financial statement income.
A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands                                                  2004           2003           2002
------------                                               ----------     ----------     ----------
Income tax at statutory rate                               $    4,698     $    7,216     $    5,760
Increase (decrease) in income tax resulting from
  Permanent differences (goodwill impairment, investment
   income, dividends and foreign income)                          642             (6)           (56)
  State tax expense, net of federal effect                        354            578            301
  International taxes, net of federal effect                      359           (905)            --
  Research credit                                                  --           (111)          (102)
  Other                                                           (63)          (399)           (98)
                                                           ----------     ----------     ----------

      Provision for income taxes recorded                  $    5,990     $    6,373     $    5,805
                                                           ==========     ==========     ==========

The components of the net deferred tax asset are as follows:

In Thousands                                                                 2004           2003
------------                                                              ----------     ----------
Assets
  Employee benefits                                                       $      821     $      791
  Valuation reserves                                                           2,102          2,070
  Deferred compensation                                                          456            525
  Depreciation                                                                   130            200
  Unrealized loss on interest rate swap agreement                                135            370
  Net operating loss carry forward                                               481            579
                                                                          ----------     ----------
      Total assets                                                             4,125          4,535

Liabilities
  Unrealized gain on sale of securities available-for-sale                      (120)           (53)
  Unrealized equity investment income                                           (517)            --
  Goodwill and intangible assets                                                (202)           (69)
                                                                          ----------     ----------
      Total assets                                                              (839)          (122)
                                                                          ----------     ----------
                                                                          $    3,286     $    4,413
                                                                          ==========     ==========

Deferred tax assets are included in the consolidation balance sheet as follows:

In Thousands                                                                 2004           2003
------------                                                              ----------     ----------

Current-Deferred income tax benefit                                       $    2,496     $    2,434
Long-Term-included in other assets                                               790          1,979
                                                                          ----------     ----------
                                                                          $    3,286     $    4,413
                                                                          ==========     ==========

The Company has US federal and state net operating loss carryforwards of approximately $431 thousand that expire in various amounts through 2018. The Company also has foreign net operating loss carryforwards of approximately Euro 338 thousand (approximately $457 thousand US Dollars) which have no expiration date.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 12 -- Deferred Compensation Plan

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

Note 13 -- Operating Segment and Geographic Information

The following table presents certain operating segment information.

In Thousands                                   2004           2003           2002
------------                                ----------     ----------     ----------
Sporting Goods
Net revenue                                    141,644        134,750        122,628
Operating income                                17,926         16,507         15,002
Interest expense                                   963            906            881
Provision for taxes                              6,045          5,467          4,836
Net income                                      10,747          9,720          8,400
Identifiable assets                             63,458         64,627         65,282
Depreciation & amortization                      3,001          3,314          2,746
Capital expenditures                             1,109          1,363          2,450

Office Products
Net revenue                                     79,065         81,518         27,596
Operating income                                   573          5,506          4,476
Interest expense                                 1,308          1,433             95
Provision for taxes                               (351)         1,490          1,798
Net income                                      (1,634)         4,223          3,029
Identifiable assets                             57,983         60,168         25,653
Depreciation & amortization                      3,327          1,987          1,052
Capital expenditures                             1,301          1,201            635

All Other
Net revenue                                         --             --             --
Operating income                                (2,929)        (1,017)        (1,515)
Interest expense                                  (499)           (57)           (25)
Provision for taxes                                296           (584)          (829)
Net income                                      (1,287)           907           (291)
Identifiable assets                             13,658          9,642          5,853
Depreciation & amortization                         --             --             --
Capital expenditures                                --             --             --

Total
Net Revenue                                    220,709        216,268        150,224
Operating income                                15,570         20,996         17,963
Interest expense                                 1,772          2,282            951
Provision for taxes                              5,990          6,373          5,805
Net income                                       7,827         14,850         11,138
Identifiable assets                            135,099        134,437         96,788
Depreciation & amortization                      6,328          5,301          3,798
Capital expenditures                             2,410          2,564          3,085

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Each operating segment is individually managed and has separate financial results that are reviewed by the Company's chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment. There were no changes to the composition of segments in 2004. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The sporting goods segment consists of home entertainment products such as pool tables and accessories; table tennis tables and accessories; soccer and hockey tables; archery equipment and accessories; basketball goals; and fitness, arcade and darting products. Customers include retailers and wholesalers located throughout the United States and Europe.

The office product segment consists of office machinery used in the office and graphic arts environment. Products include data shredders; folding machines; and paper trimmers and cutters. Customers include large office product retailers, office machine dealers, and office supply catalogs.

The All Other segment consists of general and administrative expenses not specifically related to the operating business segments and includes investment income from equity investments.

Interest expense is allocated to operating segments based on working capital usage and the provision for taxes is allocated based on the statutory rate of 36% adjusted for actual taxes on foreign income. Permanent tax adjustments and timing differences are included in the All Other segment.

Identifiable assets are principally those assets used in each segment. The assets in the All Other segment are principally cash and cash equivalents; deferred tax assets; marketable equity securities; investments; and the cash surrender value of life insurance.

The company has one customer in the sporting goods segment who accounted for 27%, 24% and 38% of consolidated total revenues in 2004, 2003 and 2002, respectively. No other customers accounted for 10% or more of consolidated revenues. Within the sporting goods segment this customer accounted for 42%, 38% and 47% of total revenues. During 2004 two significant customers merged and became one customer who in 2004 totaled 10% of total Sporting Goods revenues.

As of December 25, 2004, approximately 157 employees of the Company's labor force were covered by a collective bargaining agreement that expires in April 27, 2006. Management acknowledges that differences between Company offers and union demands during negotiations can occur, but has no reason to expect such differences to result in protracted conflicts.

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

Revenues by geographic region/country were as follows:

In Thousands                         2004           2003           2002
------------                      ----------     ----------     ----------

    North America                 $  179,828     $  182,416     $  150,224
    Europe                            40,597         28,012             --
    Other                                284          5,840             --
                                  ----------     ----------     ----------
                                  $  220,709     $  216,268     $  150,224
                                  ==========     ==========     ==========

Revenues are attributed to country based on location of customer and are for continuing operations.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Identified assets by geographic region/country were as follows:

In Thousands                                             2004           2003
------------                                          ----------     ----------

    North America                                     $  101,552     $  101,442
    Europe                                                33,547         32,995
                                                      ----------     ----------
                                                      $  135,099     $  134,437
                                                      ==========     ==========

Note 14 -- Commitments and Contingencies

At December 25, 2004, the Company had standby letters of credit issued by a bank in the amount of $500,000.

Additionally, the Company has obtained a letter of credit for the benefit of a certain mortgage holder. At December 25, 2004, the balance of the letter of credit was $2,733,750. It is to be used in the event of a default in either interest or principal payments.

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

The Company has entered into various agreements whereby it is required to make royalty payments. At December 25, 2004, the Company had estimated minimum royalty payments for each of the following five years as follows:

              In Thousands               Amount
              ------------             ----------

              2005                     $      350
              2006                            350
              2007                            350
              2008                            350
              Thereafter                      100
                                       ----------
                                       $    1,500
                                       ==========

Note 15 --  Fourth Quarter Charges

During the fourth quarter of 2004, the Company recorded the following significant unusual charges related to the office product business segment:

In Thousands
------------
    Inventory write-down in North America                            $    1,320
    Inventory write-down in Europe                                          864
    Estimated settlement and legal costs associated with 2003
      acquisition of Schleicher & Co. International AG                      275
    Estimated settlement and legal costs associated with
      employment issues in Europe                                           353
    Restructuring costs                                                     954
    Investment and asset write-down associated with joint ventures        1,402
                                                                     ----------
                                                                     $    5,168
                                                                     ==========

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

The inventory write-downs relate to product not manufactured by the Company for which market demand has declined significantly.

Restructuring costs recorded in the fourth quarter relate to involuntary severance costs of $694 thousand related to restructuring efforts in Europe and the facility consolidation of the operation located in Mexico. In addition, the estimated costs of closing the Mexico facility were increased by $260 thousand.

An evaluation of the investments in China and Brazil resulted in a determination that the carrying value of these investments exceeded the fair value. Accordingly, the Company adjusted the carrying-values to reflect this impairment.

Note 16 -- Summary of Quarterly Results

In thousands, except per share data
(unaudited)                             March 20        July 10       October 2     December 25
                                       ----------     ----------     ----------     ----------
2004
      Net sales                        $   34,060     $   53,143     $   75,918     $   57,588
      Operating income                      1,492          3,303          6,807          3,968
      Net income                              598          1,953          4,330            946
      Basic earnings per share         $     0.04     $     0.15     $     0.33     $     0.07

2003
     Net sales                         $   28,538     $   48,714     $   71,675     $   67,341
     Operating income                         512          4,288          8,488          7,708
     Net income                                 7          2,254          6,125          6,464
     Basic earnings per share          $     0.00     $     0.17     $     0.48     $     0.50

Note 17 -- Acquisitions

All of the Company's acquisitions have been accounted for using the purchase method of accounting.

2004

On October 25, 2004, Escalade Sports acquired substantially all of the assets of Lemont Industries, Inc., a manufacturer of tractor wheel weights. The total purchase price was $632 thousand in cash. The assets acquired included machinery, tooling, inventory and a non-compete agreement. The manufacturing process utilizes the same blow-molding technology currently employed by the Company in the production of vinyl weight sets and will increase the productivity of that product group through higher production levels.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

The estimated fair values of the assets acquired and liabilities assumed as of December 30, 2002 are as follows:

In thousands                                                           Amount
------------                                                         ----------
    Current assets (net of cash acquired)                            $   21,211
    Property, plant and equipment                                         5,679
    Other assets                                                          2,043
    Goodwill                                                              4,566
    Investments                                                             262
                                                                     ----------
    Total assets acquired                                                33,761

    Current liabilities                                                 (20,856)
    Long-term debt                                                         (424)
                                                                     ----------
    Total liabilities assumed                                           (21,280)
                                                                     ----------
    Net assets acquired                                              $   12,481
                                                                     ==========

In June 2003 the company acquired substantially all of the assets of North American Archery Group, LLC (NAAG), a manufacturer and distributor of archery equipment and accessories located in Gainesville, Florida. NAAG had been operating under bankruptcy court protection since April 2002. This acquisition increased the Company's distribution network for archery products, provided access to significant brand names such as Fred Bear(R) and added archery production capability.

The estimated fair values of the assets acquired and liabilities assumed as of June 19, 2003 are as follows:

In thousands                                                           Amount
------------                                                         ----------
    Current assets (net of cash acquired)                            $    7,427
    Property, plant and equipment                                         3,500
    Other assets                                                            484
                                                                     ----------
    Total assets acquired                                                11,411

    Current liabilities                                                  (1,556)
                                                                     ----------
    Net assets acquired                                              $    9,855
                                                                     ==========

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

The results of operations from the NAAG acquisition have been included in the consolidated operating results for 2003 subsequent to the date of acquisition.

The following unaudited pro forma financial information presents results as if the two acquisitions described above had occurred at the beginning of the respective periods:

Unaudited; in thousands except
per share amounts                                        2003           2002
-----------------                                     ----------     ----------
    Net revenue                                       $  225,211     $  211,724
    Net income                                            13,829         15,435

    Earnings per share - basic                              1.07           1.19
    Earnings per share - diluted                      $     1.05     $     1.15

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


                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 18 -- Other Comprehensive Income

The components of other comprehensive income and related tax effects were as follows:

In Thousands                                                            2004           2003           2002
------------                                                         ----------     ----------     ----------
    Change in net unrealized value of available-from-sale
    investments net of tax of $68, $69, and $(99), in
    2004, 2003  and  2002, respectively                              $      102     $      103     $     (149)

    Change in foreign currency translation adjustment                     1,770          2,853             --

    Change in  unrealized loss on interest rate swap agreement
    net of $(370) in tax                                                    434           (685)            --
                                                                     ----------     ----------     ----------
                                                                     $    2,306     $    2,271     $     (149)
                                                                     ==========     ==========     ==========

The components of accumulated other comprehensive income, net of tax, were as follows:

In Thousands                                                            2004           2003           2002
------------                                                         ----------     ----------     ----------
    Accumulated gain (loss) on available for sale investments        $      181     $       79     $      (24)
    Foreign currency translation adjustment                               4,623          2,853             --
    Unrealized loss on interest rate swap agreement                        (251)          (685)            --
                                                                     ----------     ----------     ----------
                                                                     $    4,553     $    2,247     $      (24)
                                                                     ==========     ==========     ==========

Note 19 -- Subsequent Event

On February 22, 2005, The Company announced the payment of an annual dividend of $0.15 per share to all shareholders of record on March 11, 2005, payable on March 18, 2005.

[GRAPHIC OMITTED]
   BKD LLP

           Report of Independent Registered Public Accounting Firm on
                          Financial Statement Schedules


Audit Committee, Board of Directors and Stockholders
Escalade, Incorporated
Wabash, Indiana

In connection with our audit of the consolidated financial statements of Escalade, Incorporated for each of the three years in the period ended December 25, 2004; we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic consolidated financial statements. The schedule is presented for purposes of complying with the Security and Exchange Commission's rules and regulations and are not a required part of the consolidated financial statements. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD LLP
---------------------------
BKD, LLP
Evansville, Indiana
February 3, 2005


                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

(All Amounts in Thousands)

  Col. A                                      Col. B                  Col. C                     Col. D            Col. E
-----------                                 ------------     ---------------------------       ----------       ------------
                                                                     Additions
                                                             ---------------------------
                                             Balance at        Charged      Charged to Other                      Balance
                                            Beginning of       to Costs        Accounts -      Deductions -        at End
Description                                    Period        and Expenses     Describe (3)     Describe (2)      of Period
-----------                                 ------------     ------------     ----------       ------------     ------------
Allowance for doubtful accounts and
discounts (1)
   Fiscal year ended December 25, 2004      $      1,991     $      1,523     $         --     $      1,004     $      2,510
   Fiscal year ended December 27, 2003               550              374            1,822              755            1,991
   Fiscal year ended December 28, 2002               514              101               --               65              550

Product warranty reserves
   Fiscal year ended December 25, 2004             1,634            1,294               --            1,630            1,298
   Fiscal year ended December 27, 2003             1,324            1,402               45            1,137            1,634
   Fiscal year ended December 28, 2002             1,307            1,227               --            1,209            1,324

Customer allowance reserves
   Fiscal year ended December 25, 2004             7,242           13,681               --           12,155            8,769
   Fiscal year ended December 27, 2003             7,059           11,708              309           11,834            7,242
   Fiscal year ended December 28, 2002             7,174           12,816               --           12,931            7,059

Inventory valuation reserves
   Fiscal year ended December 25, 2004             5,465            2,809               --            2,052            6,223
   Fiscal year ended December 27, 2003             1,182            2,574            2,955            1,246            5,465
   Fiscal year ended December 28, 2002             1,120              685               --              622            1,182

(1)  Deducted from related assets
(2)  Accounts charged off, less recoveries
(3)  Amounts acquired through acquisitions

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ESCALADE, INCORPORATED


By: /s/  C.W. BILL REED                                           March 9, 2005
   -------------------------------------
   C.W. "Bill" Reed
   President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ ROBERT E. GRIFFIN             Chairman and Director           March 9, 2005
----------------------------
Robert E. Griffin

/s/ C.W. "BILL" REED              Chief Executive Officer         March 9, 2005
----------------------------      and Director (Principal
C.W. Reed                         Executive Officer)

/s/ BLAINE E. MATTHEWS, JR.       Director                        March 9, 2005
----------------------------
Blaine E. Matthews, Jr.

/s/ KEITH P. WILLIAMS             Director                        March 9, 2005
----------------------------
Keith P. Williams

/s/ EDWARD E. WILLIAMS            Director                        March 9, 2005
----------------------------
Edward E. Williams

/s/ RICHARD D. WHITE              Director                        March 9, 2005
----------------------------
Richard D. White

/s/ GEORGE SAVITSKY               Director                        March 9, 2005
----------------------------
George Savitsky

/s/ TERRY FRANDSEN                Chief Financial Officer,        March 9, 2005
----------------------------      Secretary and Treasurer
Terry Frandsen                    (Principal Financial and
                                  Accounting Officer)