Form 10-K/A
period 2004-12-25
ESCALADE INC
filed 2005-04-08
CIK 33488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K/A


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


                                EXPLANATORY NOTE

         This Amendment No. 1 to the Annual Report on Form 10-K of Escalade, Incorporated (the "Company") amends the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2004, originally filed with the Securities and Exchange Commission on March 10, 2005 (the "Original Filing"). The Company is filing this Amendment No. 1 for the sole purpose of: (1) revising the reports of the Independent Auditors in Item XV to clarify that: BKD LLP audited conversion of the financial statements of Martin Yale International GmbH from German GAAP to US GAAP; and that the report of Falk & Co. GmbH only expresses an opinion on the financial statements of Martin Yale International GmbH for the year ended December 31, 2004 in accordance with PCAOB Standards; and (2) correcting the date in the last sentence of the next to last paragraph in management's report on internal control over financial reporting in Item 9A. In addition, in connection with the filing of this Amendment No. 1 and pursuant to SEC rules, the Company is including with this Amendment No. 1 certain currently dated certifications.

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


The management of Escalade assessed the effectiveness of the Company's internal control over financial reporting as of December 25, 2004. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company's internal controls. Based on this assessment, management believes that, as of December 25, 2004, the Company's internal control over financial reporting was effective.


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

          10.26   1997 Director Stock Compensation and Option Plan Certificate*
          10.27   1997 Incentive Stock Option Plan Certificate*
          10.28   Escalade, Incorporated schedule of Directors Compensation*
          10.29 Escalade, Incorporated schedule of Executive Officers Compensation*

          21      Subsidiaries of the Registrant*
          23.1    Consent of BKD, LLP
          23.2    Consent of FALK & Co GmbH
          31.1    Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
          31.2    Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
          32.1    Chief Executive Officer Section 1350 Certification
          32.2    Chief Financial Officer Section 1350 Certification

     * Filed as part of the Original Filing of the Company's Form 10-K on March 10, 2005.


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


Our audits also included auditing the adjustments to convert the financial statements of Martin Yale International, GmbH into accounting principles generally accepted in the United States of America for purposes of consolidation.


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

/s/ BKD LLP
--------------------------
Evansville, Indiana
February 18, 2005

[GRAPHIC OMITTED]
FALK & Co

             Report of Independent Registered Public Accounting Firm


To the Stockholders and Board of Directors
Martin Yale International GmbH,
Markdorf/Germany


We have audited the accompanying consolidated balance sheet of Martin Yale International GmbH, Markdorf/Germany and Subsidiaries (the Company) as of December 31, 2004 and the related consolidated statements of income and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and the consolidated results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in Germany.


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


ESCALADE, INCORPORATED



By: /s/  C.W. BILL REED                                           April 8, 2005
   -------------------------------------
   C.W. "Bill" Reed
   President and Chief Executive Officer