Form 10-Q
period 2005-03-19
ESCALADE INC
filed 2005-04-08
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 19, 2005
                          Commission File Number 0-6966


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

                                 Yes [X] No [ ]

The number of shares of Registrant's common stock (no par value) outstanding as of April 5, 2005: 13,072,982

                                      INDEX


                                                                           Page
                                                                            No.

Part I.   Financial Information:

Item 1 -  Financial Statements:

          Consolidated Condensed Balance Sheets (Unaudited) as of
          March 19, 2005, March 20, 2004, and December 25, 2004              3

          Consolidated Condensed Statements of Income (Unaudited)
          for the Three Months Ended March 19, 2005 and March 20, 2004       4

          Consolidated Condensed Statements of Comprehensive
          Income (Unaudited) for the Three Months Ended March 19, 2005
          and March 20, 2004                                                 4

          Consolidated Condensed Statements of Cash Flows (Unaudited)
          for the Three Months Ended March 19, 2005 and March 20, 2004       5

          Notes to Consolidated Condensed Financial Statements               6

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8

Item 3 -  Quantitative and Qualitative Disclosures about Market Risk        10

Item 4 -  Controls and Procedures                                           11

Part II.  Other Information

Item 6 -  Exhibits                                                          11

          Signatures                                                        12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands except share information)

                                           March 19,      March 20,    December 25,
                                             2005           2004           2004
                                         ------------   ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents             $      4,872   $      1,877   $      3,050
   Receivables, less allowance of
      $2,220; $1,803; and $2,510;
      respectively                             31,873         32,628         44,363
   Inventories                                 36,051         33,160         30,482
   Prepaid expenses                             2,960          1,846          3,011
   Deferred income tax benefit                  2,154          2,400          2,496
                                         ------------   ------------   ------------
TOTAL CURRENT ASSETS                           77,910         71,911         83,402

Property, plant and equipment, net             15,773         17,024         16,498
Intangible assets                               7,789          8,687          8,019
Goodwill                                       17,793         18,707         17,888
Investments                                     6,364          5,538          6,446
Other assets                                    2,987          3,445          2,846
                                         ------------   ------------   ------------
                                         $    128,616   $    125,312   $    135,099
                                         ============   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                         $         --   $     10,582   $     11,638
   Current portion of long-term debt              354            354            354
   Trade accounts payable                       5,513          9,778          8,034
   Accrued liabilities                         21,205         16,426         27,438
   Income tax payable                             793            541            142
                                         ------------   ------------   ------------
TOTAL CURRENT LIABILITIES                      27,865         37,681         47,606

Other Liabilities:
   Long-term debt                              30,589         24,962         15,896
   Deferred compensation                        1,260          1,439          1,233
   Interest rate swap agreement                   302          1,027            386
                                         ------------   ------------   ------------
TOTAL LIABILITIES                              60,016         65,109         65,121

Stockholders' equity:
Preferred stock:
   Authorized 1,000,000 shares; no par
      value, none issued
Common stock:
   Authorized 30,000,000 shares; no
      par value, issued and
      outstanding - 13,072,982;
      12,973,736; and 13,031,064;
      shares respectively                      13,073         12,974         13,031
Retained Earnings                              51,560         45,244         52,394
Accumulated other comprehensive income          3,967          1,985          4,553
                                         ------------   ------------   ------------
                                               68,600         60,203         69,978
                                         ------------   ------------   ------------
                                         $    128,616   $    125,312   $    135,099
                                         ============   ============   ============

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)


                                                        Three Months Ended
                                                     ------------------------
                                                      March 19,     March 20,
                                                        2005          2004
                                                     ----------    ----------

Net Sales                                            $   29,782    $   34,060

Costs, expenses and other income:
      Cost of products sold                              20,859        24,518
      Selling, general and administrative expenses        7,175         8,050
                                                     ----------    ----------
Operating income                                          1,748         1,492

Interest expense, net                                      (286)         (365)
Other income (expense)                                      245           (18)
                                                     ----------    ----------
Net income before income taxes                            1,707         1,109

Provision for income taxes                                  553           511
                                                     ----------    ----------

Net income                                           $    1,154    $      598
                                                     ==========    ==========

Per Share Data:
      Basic earnings per share                       $     0.09    $     0.05
      Diluted earnings per share                     $     0.09    $     0.05




CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Net income                                           $    1,154    $      598

Unrealized gain (loss) on securities, net of
   tax                                                      (22)           56

Foreign currency translation adjustment                    (618)         (336)

Unrealized gain on interest rate swap agreement
   net of deferred tax expense of $36                        54            18
                                                     ----------    ----------

Comprehensive income                                 $      568    $      336
                                                     ==========    ==========


See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)


                                                      Three Months Ended
                                               --------------------------------
                                               March 19, 2005    March 20, 2004
                                               --------------    --------------

Operating Activities:
      Net income                               $        1,154    $          598
      Depreciation and amortization                     1,184             1,298
      Adjustments necessary to reconcile
          net income to net cash provided
          by operating activities                       1,802             2,298
                                               --------------    --------------
      Net cash provided by operating
          activities                                    4,140             4,194

Investing Activities:
      Purchase of property and equipment                 (266)             (435)
      Acquisition of assets                            (3,272)
      Investment in affiliate                            (237)               --
                                               --------------    --------------
      Net cash used by investing
          activities                                   (3,775)             (435)

Financing Activities:
      Net increase (decrease) in notes
          payable                                       3,608            (1,112)
      Proceeds from exercise of stock
          options                                         123               654
      Purchase of common stock                           (109)             (514)
      Dividends Paid                                   (1,961)           (1,556)
                                               --------------    --------------
      Net cash provided (used) by
          financing activities                          1,661            (2,528)
                                               --------------    --------------

Effect of exchange rate changes on
      cash                                               (204)               (2)
                                               --------------    --------------
Net increase in cash and cash
      equivalents                                       1,822             1,229
Cash and cash equivalents, beginning
      of period                                         3,050               648
                                               --------------    --------------
Cash and cash equivalents, end of
      period                                   $        4,872    $        1,877
                                               ==============    ==============

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation
--------------------------------------------------------------------------------

The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The condensed consolidated balance sheet of the Company as of December 25, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2004 filed with the Securities and Exchange Commission.


Note B - Seasonal Aspects
--------------------------------------------------------------------------------

The results of operations for the three-month periods ended March 19, 2005 and March 20, 2004 are not necessarily indicative of the results to be expected for the full year.


Note C - Inventories
--------------------------------------------------------------------------------

                                        March 19,      March 20,    December 25,
         (All amounts in thousands)       2005           2004           2004
                                      ------------   ------------   ------------

         Raw materials                $      8,570   $      9,718   $      8,562
         Work in progress                    6,128          6,331          5,142
         Finished goods                     21,353         17,111         16,778
                                      ------------   ------------   ------------
                                      $     36,051   $     33,160   $     30,482
                                      ============   ============   ============


Note D - Income Taxes
--------------------------------------------------------------------------------

The provision for income taxes was computed based on financial statement income.


Note E - Restructuring Costs
--------------------------------------------------------------------------------

In 2004 the Company initiated a facility consolidation plan and involuntary employee terminations in the Office Products segment in order to reduce costs and increase the competitiveness of the Company. Under these plans no additional costs were incurred during the quarter ended March 19, 2005. Liabilities under these plans are as follows:

                                        Balance at                                   Balance at
         (All amounts in               December 25,     Non-Cash         Cash         March 19,
            thousands)                     2004         Charges        Payments         2005
                                       ------------   ------------   ------------   ------------
         Severance and benefit
            costs                      $      1,278   $         --   $         31   $      1,247
         Facility closure costs                 170             --             62            108
                                       ------------   ------------   ------------   ------------
                                       $      1,448   $         --   $         93   $      1,355
                                       ============   ============   ============   ============

Note F - Dividend Payment
--------------------------------------------------------------------------------

On March 18, 2005, the Company paid a dividend of $0.15 per common share to all shareholders of record on March 11, 2005. The total amount of the dividend was approximately $2 million and was charged against retained earnings.


Note G - Earnings Per Share
--------------------------------------------------------------------------------

The shares used in computation of the Company's basic and diluted earnings per common share are as follows:

                                                            3 Months Ended
                                                   --------------------------------
         All amounts in thousands                  March 19, 2005   March 20, 2004
         -------------------------------------------------------------------------
         Weighted average common shares
              outstanding                                  13,058           12,910
         Dilutive effect of stock options                     174              330
                                                   --------------   --------------
         Weighted average common shares
              outstanding, assuming dilution               13,232           13,240
                                                   ==============   ==============

Note H - Employee Stock Option Plan
--------------------------------------------------------------------------------

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

                                                       Three Months Ended
                                               ---------------------------------
         (In Thousands Except Per Share
             Amounts)                          March 19, 2005    March 20, 2004
         -----------------------------------------------------------------------

         Net income, as reported               $        1,154    $          598
         Less: Total stock-based employee
         compensation cost determined under
         the fair value based method, net of
         income taxes                                    (279)             (105)
                                               --------------    --------------

         Pro forma net income                  $          875    $          493
                                               ==============    ==============

         Earnings per share
             Basic--as reported                $         0.09    $         0.05
                                               ==============    ==============
             Basic--pro forma                  $         0.07    $         0.04
                                               ==============    ==============

             Diluted--as reported              $         0.09    $         0.05
                                               ==============    ==============
             Diluted--pro forma                $         0.07    $         0.04
                                               ==============    ==============


Note I - Segment Information
--------------------------------------------------------------------------------

                                                      As of and for the Three Months
                                                           Ended March 19, 2005
                                      -----------------------------------------------------------
                                        Sporting         Office
         In thousands                     Goods         Products         Corp.           Total
         ----------------------------------------------------------------------------------------
         Revenues from external
             customers                $     14,021    $     15,761   $         --    $     29,782
         Operating income(loss)                 43           2,129           (424)          1,748
         Net income (loss)                    (111)          1,341            (76)          1,154
         Total assets                 $     58,979    $     54,817   $     14,820    $    128,616

                                                      As of and for the Three Months
                                                           Ended March 20, 2004
                                      -----------------------------------------------------------
                                        Sporting         Office
         In thousands                     Goods         Products         Corp.           Total
         ----------------------------------------------------------------------------------------
         Revenues from external
             customers                $     15,094    $     18,966   $         --    $     34,060
         Operating Income(loss)                981             831           (320)          1,492
         Net income (loss)                     463             341           (206)            598
         Total assets                 $     52,628    $     63,206   $      9,478    $    125,312



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

Results of Operations

Consolidated net income for the first quarter was almost double the amount reported in the same quarter of 2004 due to operating improvements in the Office Products business segment. Initiatives implemented in 2004 to improve the performance of the European operations in the Office Products business were manifest in the first quarter in the form of higher gross margins and lower operating costs. The Sporting Goods business recorded a net loss during the quarter compared to a net gain in the same period of last year. Historically the Sporting Goods business has reported net losses in the first quarter as a result of the seasonal nature of the business.

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue:

                                                    Three months ended
                                                 March 19,       March 20,
                                                   2005            2004
      ----------------------------------------------------------------------
      Net revenue                                  100.0%          100.0%
      Cost of products sold                         70.0%           72.0%
                                                 -------         -------
      Gross margin                                  30.0%           28.0%
      Selling, administrative and general
          expenses                                  24.1%           23.6%
                                                 -------         -------
      Operating income                               5.9%            4.4%
                                                 =======         =======


Consolidated Revenue and Gross Margin

Revenues for the first quarter of 2005 were 12.6% lower than the same period in 2004; Sporting Goods accounted for 25% of the decline and Office Products the remainder.

Sporting Goods sales in the first quarter were down 7.1% compared to the same period last year primarily related to basketball system shipments to traditional sporting goods retailers. Customer changes in delivery terms have delayed shipments of basketball systems to more accurately match demand at the retail level. Market information indicates that basketball system sales at the retail level are comparable with the prior year. Sporting Goods is actively engaged in negotiating product placement for the 2005 fall and Christmas programs at its major retail customers. In addition, the impact of the recent SEARS - KMart merger has yet to be determined. Accordingly it is premature to comment on the expected outcome for 2005. However, management is optimistic that the innovative product offering and strong relationships with its major customers will result in a similar level of sales volume and product mix as experienced in 2004.

Office Products sales were down 16.9% in the first quarter compared with the same quarter last year due to product rationalization and shipping delays in the data shredder product. The product that is being rationalized consists of non-core products not manufactured by the Company which have inherently low gross margins. These product lines were carefully scrutinized at the end of 2004 and inventory reserves established for quantities expected to become excess due to the rationalization plans. The Company's primary data shredder manufacture in China failed to perform according to contractual obligations resulting in a temporary disruption in a few low-end data shredder products. This resulted in both lost business for the quarter and shipping delays. The Company has remedied the problem by replacing the supplier and those data shredder products affected are now shipping as planned. Management does not expect to recover the shredder business lost in the first quarter, nor does it expect to replace the rationalized non-core products. Accordingly, management expects 2005 sales in Office Products to be less than 2004.

The consolidated gross margin ratio increased during the first quarter compared to the prior year as a direct result of cost reductions instituted in the Office Products business segment. First quarter gross margins in the Sporting Goods business declined relative to the same quarter last year due to a change in product mix (lower sales of basketball systems). The gross margin in Office Products increased significantly in the first quarter compared to last year as cost reductions instituted in 2004 were fully realized. Comparable to the results achieved in the first quarter, management anticipates a better overall gross margin for the Company in 2005.

Management anticipates that raw material prices for steel and resin will continue to rise during 2005. To the extent that these costs cannot be passed on to customers through price increases, the gross margins in both business segments will be negatively impacted. At present it is not possible to quantify the extent or impact on future gross margins.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses declined 11% compared to the same period last year as a direct result of cost cutting efforts in the Office Products business that were initiated in the latter half of 2004. The Company believes that additional cost reduction synergies are possible as European distribution in the Office Products business is consolidated. However, these cost reductions will come at a much slower pace than those already achieved and are not expected to materialize until 2006.

Financial Condition and Liquidity

The financial condition of the Company continues to be very strong. During the first quarter the Company increased its total debt to accommodate the purchase of certain assets from Child Life Inc., a manufacturer of premium residential play systems. The largest component of the acquisition was finished products which substantially accounts for the increase in consolidated inventory balances compared to the same period last year.

The following schedule summarizes the Company's total debt:

                                        March 19,      March 20,    December 25,
In thousands                              2005           2004           2004
--------------------------------------------------------------------------------

Notes payable short-term              $         --   $     10,582   $     11,638
Current portion long-term debt                 354            354            354
Long term debt                              30,589         24,962         15,896
                                      ------------   ------------   ------------
Total debt                            $     30,943   $     35,898   $     27,888
                                      ============   ============   ============

As a percentage of stockholders' equity, total debt has decreased from 59.6% at March 20, 2004, to 45.1% at March 19, 2005.

During the first quarter of 2005, operations generated $4.1 million in cash; comparable to the amount generated in the same period last year. A portion of these funds was used to pay a cash dividend to shareholders of approximately $2 million.

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

A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company's foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes would not have resulted in a material impact on income before taxes for the three months ended March 19, 2005.

A substantial portion of the Company's debt is based on U.S. prime and LIBOR interest rates. In an effort to lock-in current low rates and mitigate the risk of unfavorable interest rate fluctuations the Company has entered an interest rate swap agreement. This agreement effectively converted a portion of its variable rate debt into fixed rate debt.

An adverse movement of equity market prices would have an impact on the Company's long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At March 19, 2005 the aggregate book value of long-term marketable equity securities was $1.8 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.


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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2005. In connection with this evaluation and the evaluation performed in the fourth quarter of 2004, the Company identified deficiencies in internal controls over financial reporting relating to the Company's subsidiary in France. The Company continued remediation efforts begun in the fourth quarter of 2004, to eliminate the deficiencies identified. This will be accomplished by eliminating the accounting department in France and transferring those functions to the Company's German subsidiary. As of the end of the period covered by this report, the Company had not fully completed these actions and remediation efforts are ongoing.

Other than the changes identified above, there have been no changes to the Company's internal control over financial reporting that occurred since the beginning of the Company's first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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



                                          ESCALADE, INCORPORATED



Date:  April 5, 2005                      /s/ C. W. (BILL) REED
       --------------                     -------------------------------------
                                          C. W. (Bill) Reed
                                          President and Chief Executive Officer



Date:  April 5, 2005                      /s/ TERRY D. FRANDSEN
       --------------                     -------------------------------------
                                          Terry D. Frandsen
                                          Vice President and
                                          Chief Financial Officer