Form 10-Q
period 2005-07-09
ESCALADE INC
filed 2005-07-29
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended July 9, 2005
                          Commission File Number 0-6966


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

                                 Yes [X] No [ ]

The number of shares of Registrant's common stock (no par value) outstanding as of July 26, 2005: 13,062,973

                                      INDEX


                                                                           Page
                                                                            No.

Part I.   Financial Information:

Item 1 -  Financial Statements:

          Consolidated Condensed Balance Sheets as of July 9, 2005
          (Unaudited), July 10, 2004 (Unaudited), and December 25, 2004      3

          Consolidated Condensed Statements of Income (Unaudited)
          for the Three Months and Six Months Ended July 9, 2005
          and July 10, 2004                                                  4

          Consolidated Condensed Statements of Comprehensive
          Income (Unaudited) for the Three Months and Six Months
          Ended July 9, 2005 and July 10, 2004                               4

          Consolidated Condensed Statements of Cash Flows (Unaudited)
          for the Six Months Ended July 9, 2005 and July 10, 2004            5

          Notes to Consolidated Condensed Financial Statements               6

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8

Item 3 -  Quantitative and Qualitative Disclosures about Market Risk        11

Item 4 -  Controls and Procedures                                           12

Part II.  Other Information

Item 2 -  Issuer Purchases of Equity Securities                             12

Item 5 -  Other Matters                                                     13

Item 6 -  Exhibits                                                          13

          Signatures                                                        14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands except share information)

                                                              July 9,      July 10,       December
                                                               2005          2004         25, 2004
                                                           -----------   -----------    -----------
                                                           (Unaudited)   (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                           $     3,045   $     1,231    $     3,050
       Receivables, less allowance of
          $2,146; $1,772; and $2,510; respectively              33,266        35,530         44,363
       Inventories                                              37,075        41,435         30,482
       Prepaid expenses                                          2,617         1,022          3,011
       Deferred income tax benefit                               2,132         2,456          2,496
                                                           -----------   -----------    -----------
TOTAL CURRENT ASSETS                                            78,135        81,674         83,402

Property, plant and equipment, net                              14,660        16,370         16,498
Intangible assets                                                7,148         8,276          8,019
Goodwill                                                        17,208        18,715         17,888
Investments                                                      5,791         5,386          6,446
Other assets                                                     2,493         2,999          2,846
                                                           -----------   -----------    -----------
                                                           $   125,435   $   133,420    $   135,099
                                                           ===========   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Notes payable                                       $     1,658   $    12,228    $    11,638
       Current portion of long-term debt                           946           354            354
       Trade accounts payable                                    8,322        14,265          8,034
       Accrued liabilities                                      17,815        16,263         27,438
       Income tax payable                                          454          (259)           142
                                                           -----------   -----------    -----------
TOTAL CURRENT LIABILITIES                                       29,195        42,851         47,606

Other Liabilities:
       Long-term debt                                           27,030        26,470         15,896
       Interest rate swap agreement                                 93           570            386
       Deferred compensation                                     1,294         1,480          1,233
                                                           -----------   -----------    -----------
                                                                28,417        28,520         17,515

Stockholders' equity:
Preferred stock:
       Authorized 1,000,000 shares; no par
          value, none issued
Common stock:
       Authorized 30,000,000 shares; no par value,
          issued and outstanding - 13,062,973;
          13,038,664; and 13,031,064; respectively              13,063        13,039         13,031
Retained earnings                                               53,529        47,257         52,394
Accumulated other comprehensive income                           1,231         1,753          4,553
                                                           -----------   -----------    -----------
                                                                67,823        62,049         69,978
                                                           -----------   -----------    -----------
                                                           $   125,435   $   133,420    $   135,099
                                                           ===========   ===========    ===========

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

                                               --------------------------------------------------------
                                                   Three Months Ended              Six Months Ended
                                               --------------------------------------------------------
                                                 July 9,        July 10,       July 9,        July 10,
                                                  2005            2004          2005            2004
                                               -----------    -----------    -----------    -----------
Net sales                                      $    47,551    $    52,516    $    77,333    $    86,174

Costs, expenses and other income:
    Cost of products sold                           32,348         37,125         53,207         61,643
    Selling, general and
       administrative expenses                      11,304         12,088         18,479         19,736
                                               -----------    -----------    -----------    -----------
    Operating income                                 3,899          3,303          5,647          4,795

    Interest expense, net                             (494)          (573)          (780)          (938)
    Other income                                       162            319            407            301
                                               -----------    -----------    -----------    -----------
Net income before income taxes                       3,567          3,049          5,274          4,158

Provision for income taxes                           1,312          1,096          1,865          1,607
                                               -----------    -----------    -----------    -----------

Net income                                     $     2,255    $     1,953    $     3,409    $     2,551
                                               ===========    ===========    ===========    ===========

Per Share Data:
    Basic earnings per share                   $      0.17    $      0.15    $      0.26    $      0.20
    Diluted earnings per share                 $      0.17    $      0.15    $      0.26    $      0.19



CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Net income                                     $     2,255    $     1,953    $     3,409    $     2,551

Unrealized gain (loss) on
    securities, net of tax                              25            (49)             4              7

Foreign currency translation adjustment             (2,898)          (280)        (3,516)          (616)

Unrealized gain on interest rate swap
    agreement net of taxes                             136             97            191            115
                                               -----------    -----------    -----------    -----------

Comprehensive income                           $      (482)   $     1,721    $        88    $     2,057
                                               ===========    ===========    ===========    ===========


See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

                                                                  Six Months Ended
                                                           -----------------------------
                                                            July 9, 2005   July 10, 2004
                                                           -------------   -------------
Operating Activities:
     Net income                                            $       3,409   $       2,551
     Depreciation and amortization                                 2,654           2,744
     Adjustments necessary to reconcile net
         income to net cash provided by
         operating activities                                     (1,139)         (4,471)
                                                           -------------   -------------
     Net cash provided by operating activities                     4,924             824

Investing Activities:
     Purchase of property and equipment                             (901)           (948)
     Proceeds from asset disposition                                  68              --
     Acquisition of assets                                        (3,213)             --
                                                           -------------   -------------
     Net cash used by investing activities                        (4,046)           (948)

Financing Activities:
     Net increase in notes payable                                 1,541           2,054
     Proceeds from exercise of stock options                         389           1,083
     Purchase of common stock                                       (670)           (819)
     Dividends paid                                               (1,961)         (1,556)
                                                           -------------   -------------
     Net cash provided (used) by financing activities               (701)            762
                                                           -------------   -------------


Effect of exchange rate changes on cash                             (182)            (55)
                                                           -------------   -------------
Net increase (decrease) in cash and cash equivalents                  (5)            583
Cash and cash equivalents, beginning of period                     3,050             648
                                                           -------------   -------------
Cash and cash equivalents, end of period                   $       3,045   $       1,231
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


Note B - Seasonal Aspects
--------------------------------------------------------------------------------

The results of operations for the six-month periods ended July 9, 2005 and July 10, 2004 are not necessarily indicative of the results to be expected for the full year.


Note C - Inventories
--------------------------------------------------------------------------------

      (All amounts in thousands)    July 9,      July 10,    December 25,
                                     2005          2004          2004

       Raw materials             $     8,550   $    10,725   $     8,562
       Work in progress                7,019         6,975         5,142
       Finished goods                 21,506        23,735        16,778
                                 -----------   -----------   -----------
                                 $    37,075   $    41,435   $    30,482
                                 ===========   ===========   ===========


Note D - Notes Payable
--------------------------------------------------------------------------------

On June 27, 2005 the Company executed a fifth amendment to the revolving term agreement that effectively increased the current available borrowing limit by $10 million to $31 million and extended the termination date of the agreement by two months to May 2008. All other terms of the agreement were unchanged. As of July 9, 2005 the outstanding balance on this line was $21.8 million.


Note E - Income Taxes
--------------------------------------------------------------------------------

The provision for income taxes was computed based on financial statement income.


Note F - Dividend Payment
--------------------------------------------------------------------------------

On March 18, 2005, the Company paid a dividend of $0.15 per common share to all shareholders of record on March 11, 2005. The total amount of the dividend was $2 million and was charged against retained earnings.

Note G - Earnings Per Share
--------------------------------------------------------------------------------

The shares used in computation of the Company's basic and diluted earnings per common share are as follows:

                                                         Three Months Ended
                                                     ---------------------------
     All amounts in thousands                        July 9, 2005  July 10, 2004
     ---------------------------------------------------------------------------
     Weighted average common shares outstanding            13,069        13,018
     Dilutive effect of stock options                         176           276
                                                      -----------   -----------
     Weighted average common shares outstanding,
        assuming dilution                                  13,245        13,294
                                                      ===========   ===========

                                                           Six Months Ended
                                                     ---------------------------
     All amounts in thousands                        July 9, 2005  July 10, 2004
     ---------------------------------------------------------------------------
     Weighted average common shares outstanding            13,064        12,949
     Dilutive effect of stock options                         168           276
                                                      -----------   -----------
     Weighted average common shares outstanding,
        assuming dilution                                  13,232        13,225
                                                      ===========   ===========

In 2004 and 2005, the effect of 168,800 employee stock options was anti-dilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share in those periods.

--------------------------------------------------------------------------------


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

                                                    Three Months Ended
                                               ----------------------------
      (In Thousands Except Per Share Amounts)
                                               July 9, 2005   July 10, 2004
      ---------------------------------------------------------------------

      Net income, as reported                    $   2,255      $   1,953
      Less: Total stock-based employee
          compensation cost determined
          under the fair value based
          method, net of income taxes                 (279)          (194)
                                                 ---------      ---------

      Pro forma net income                       $   1,976      $   1,759
                                                 =========      =========

      Earnings per share
          Basic--as reported                     $    0.17      $    0.15
                                                 =========      =========
          Basic--pro forma                       $    0.15      $    0.14
                                                 =========      =========

          Diluted--as reported                   $    0.17      $    0.15
                                                 =========      =========
          Diluted--pro forma                     $    0.15      $    0.13
                                                 =========      =========

                                                      Six Months Ended
                                                ---------------------------
      (In Thousands Except Per Share Amounts)
                                                July 9, 2005  July 10, 2004
      ---------------------------------------------------------------------

      Net income, as reported                     $   3,409      $   2,551
       Less: Total stock-based employee
          compensation cost determined
          under the fair value based method,
          net of income taxes                          (558)          (389)
                                                  ---------      ---------

      Pro forma net income                        $   2,851      $   2,162
                                                  =========      =========

      Earnings per share
          Basic--as reported                      $    0.26      $    0.20
                                                  =========      =========
          Basic--pro forma                        $    0.22      $    0.17
                                                  =========      =========

          Diluted--as reported                    $    0.26      $    0.19
                                                  =========      =========
          Diluted--pro forma                      $    0.22      $    0.16
                                                  =========      =========


Note I - Segment Information
--------------------------------------------------------------------------------

                                                         As of and for the Six Months
                                                               Ended July 9, 2005
                                              ---------------------------------------------------
                                               Sporting      Office
      In thousands                               Goods      Products       Corp.         Total
      -------------------------------------------------------------------------------------------
      Revenues from external customers        $   42,590   $   34,743   $       --    $   77,333
      Operating income (loss)                      3,003        4,089       (1,445)        5,647
      Net income (loss)                            1,497        2,539         (627)        3,409
      Total assets                            $   64,992   $   48,716   $   11,727    $  125,435

                                                         As of and for the Six Months
                                                              Ended July 10, 2004
                                              ---------------------------------------------------
                                               Sporting      Office
      In thousands                               Goods      Products       Corp.         Total
      -------------------------------------------------------------------------------------------
      Revenues from external customers        $   44,751   $   41,423   $       --    $   86,174
      Operating income (loss)                      4,198        2,537       (1,940)        4,795
      Net income (loss)                            2,184        1,024         (657)        2,551
      Total assets                            $   64,157   $   61,222   $    8,041    $  133,420


Note J - Reclassifications
--------------------------------------------------------------------------------

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 financial statement presentation.



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

Overview

Escalade, Incorporated ("Escalade" or "Company") manufactures and distributes products for two industries: Sporting Goods and Office Products. Within these industries the Company has successfully built a commanding market presence in niche markets. This strategy is heavily dependent on brand recognition and excellent customer service. Management believes the key indicators in measuring the success of this strategy are revenue and earnings growth. A key strategic advantage is the Company's established relationships with major customers that allow the Company to bring new products to the market in a very cost effective manner while maintaining a diversified product line and wide customer base. In addition to strategic customer relations, the Company has over 75 years of manufacturing experience that enable it to be a low cost supplier.

Results of Operations

Compared to the same periods last year, consolidated net income for the second quarter and first half of fiscal 2005 increased 15.5% and 33.6%, respectively. The primary factor for the increased profitability was the improved profitability of the Office Products business; a direct result of cost reductions, product rationalization and management restructuring. For the second quarter and first half of fiscal 2005, net income attributed to Office Products increased 75.6% and 148.1%, respectively, when compared to the same periods last year. Net income from the Sporting Goods business is slightly lower than the same periods last year as a direct result of slightly lower sales volumes. The Company anticipates that the net income from Sporting Goods in 2005 will be flat or slightly better than 2004. The net income from Office Products for 2005 is anticipated to be significantly better than 2004 - consistent with the profitability experienced in the first half of 2005.

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

                                                Three Months             Six Months
                                           ---------------------------------------------
                                              2005        2004        2005        2004
     -----------------------------------------------------------------------------------
     Net revenue                              100.0%      100.0%      100.0%      100.0%
     Cost of products sold                     68.0%       70.7%       68.8%       71.5%
                                           --------    --------    --------    --------
     Gross margin                              32.0%       29.3%       31.2%       28.5%
     Selling, administrative and
     general expenses                          23.8%       23.0        23.9%       22.9
                                           --------    --------    --------    --------
     Operating income                           8.2%        6.3%        7.3%        5.6%

Consolidated Revenue and Gross Margin

Revenues for the second quarter and first half of fiscal 2005 declined 9.5% and 10.3%, respectively, compared to the same periods in 2004. Approximately 75% of the overall decline is related to the Office Products segment.

Sporting Goods sales in the second quarter and first half of fiscal 2005 were down 3.7% and 4.8%, respectively, compared to the same periods last year. The primary factor behind the decline is lower sales to the Company's largest customer: SEARS. Approximately half of the decline results from SEARS discontinuing the sale of an arcade style gaming product first sold by SEARS in 2004. In fiscal 2004 this product represented approximately $7 million in sales to SEARS. The remaining balance of the sales decline is attributed to an aggressive inventory control and pricing adjustment program initiated by SEARS. Under this program SEARS has increased retail pricing on certain products. The Company believes this has and will result in a lower sales volume for those products. The long-term impact of the SEARS - KMart merger has yet to be determined, but in the current year the Company anticipates sales to SEARS to be down $14 million to $18 million compared to last year. The decline in sales to SEARS will be partially offset by gains in other customers and the addition of residential playground system sales related to the Child Life acquisition in the first quarter of 2005. The Company anticipates total sales for the Sporting Goods segment in 2005 will be down somewhat compared to last year.

Office Products sales were down 17.0% in the second quarter and down 16.1% in the first half of fiscal 2005 compared with the same periods last year. Approximately half of the decline is attributed to the planned elimination of non-core, low margin products. These products were primarily sold in Europe and are not manufactured by the Company. Anticipated excess inventories related to these products were fully reserved for at the end of fiscal 2004. The remainder of the decline is attributed to discontinued sales to two retail customers in Europe where the Company could not negotiate a profitable sales agreement and the loss of approximately $2 million in sales due to a disruption in the first quarter of shredder product manufactured in China. Management anticipates that efforts to reverse this sales decline will not be fully realized until 2006. Consequently the Company anticipates Office Product sales for 2005 to be down significantly compared to the prior year.

The consolidated gross margin ratio increased during the second quarter to 32.0% compared to 29.3% in the prior year as a direct result of cost reduction initiatives and changes in product mix in the Office Products business segment. This has resulted in an improved gross margin ratio for the first half of fiscal 2005; 31.2% compared to 28.5% in the same period last year. Management anticipates this trend to continue throughout the remainder of 2005.

Rising oil prices have a direct impact on raw material prices for steel and resin. To the extent that these costs cannot be passed on to customers through price increases, the gross margins in both business segments will be negatively impacted. At present it is not possible to quantify the extent or impact on future gross margins.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased slightly as a percentage of net sales but declined 6% in total during the second quarter and the first half of fiscal 2005 compared to last year. This reflects cost reductions related to lower sales volumes and continued efforts to reduce overhead costs in each business segment. The Company believes that additional cost reduction synergies are possible as European distribution in the Office Products business is consolidated. However, these cost reductions will come at a much slower pace than those already achieved and are not expected to materialize until 2006.

Financial Condition and Liquidity

The strong financial condition of the company remains relatively unchanged. The current ratio, a basic measure of liquidity (current assets divided by current liabilities), was 2.7 as of July 9, 2005 compared to 1.9 as of July 10, 2004 and
1.8 as of December 25, 2004. The increased current ratio is primarily due to the conversion during the first quarter of fiscal 2005 of approximately $10 million from short-term debt to long-term debt.

The following schedule summarizes the Company's total debt:

                                             July 9,   July 10,   December
     In thousands                             2005       2004     25, 2004
     ----------------------------------------------------------------------
     Notes payable short-term               $  1,658   $ 12,228   $ 11,638
     Current portion long-term debt              946        354        354
     Long term debt                           27,030     26,470     15,896
                                            --------   --------   --------
     Total debt                             $ 29,634   $ 39,052   $ 27,888
                                            ========   ========   ========

Total debt at July 9, 2005 increased slightly from the total at December 25, 2004 and is in line with Company expectations and historical trends. However, total debt at July 9, 2005 is significantly lower than the total at July 10, 2004 reflecting the strong cash flow from operations. As a percentage of stockholders' equity, total debt has decreased from 63% at July 10, 2004, to 44% at July 9, 2005.

During the first half of 2005, operations generated $4.9 million in cash compared to $0.8 million for the same time period in 2004. The primary reason for the increase is lower inventory levels in 2005 compared to 2004.

Total cash used by investing activities during the first half of 2005 totaled $4.0 million of which approximately $3.2 million was expended to acquire certain assets of Child Life, a manufacturer of premium residential play systems. Year-to-date expenditures for property and equipment during the first half of 2005 were roughly equal to the amount expended in 2004. However, the Company has initiated plans to add a new manufacturing plant in Reynosa, Mexico which is expected to be operational at the end of the first quarter in 2006. To accomplish this the Company has executed a sales agreement to acquire the necessary land at a cost of $1.0 million and a construction contract totaling $4.3 million. The Company anticipates spending an additional $2.0 million for equipment and machinery to be used in the new facility. The Company has amended its credit facilities to facilitate this project.

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

A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company's foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes would not have resulted in a material impact on income before taxes for the six months ended July 9, 2005.

A substantial portion of the Company's debt is based on U.S. prime and LIBOR interest rates. In an effort to lock-in current low rates and mitigate the risk of unfavorable interest rate fluctuations the Company has entered an interest rate swap agreement. This agreement effectively converted a portion of its variable rate debt into fixed rate debt.

An adverse movement of equity market prices would have an impact on the Company's long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At July 9, 2005 the aggregate fair value of long-term marketable equity securities was $1.8 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2005. In connection with this evaluation and the evaluation performed in the fourth quarter of 2004, the Company identified deficiencies in internal controls over financial reporting relating to the Company's subsidiary in France. The Company continued remediation efforts begun in the fourth quarter of 2004, to eliminate the deficiencies identified. This will be accomplished by eliminating the accounting department in France and transferring those functions to the Company's German subsidiary. As of the end of the period covered by this report, the Company had not fully completed these actions and remediation efforts are ongoing.

Other than the changes identified above, there have been no changes to the Company's internal control over financial reporting that occurred since the beginning of the Company's second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Not Required.

Item 2. (c) ISSUER PURCHASES OF EQUITY SECURITIES.

----------------------------------------------------------------------------------------------------------------------
                                                                                                        (d) Maximum
                                                                                        (c)              Number (or
                                                                                     of Shares          Approximate
                                                                                     (or Units)       Dollar Value) of
                                              (a) Total                              Purchased        Shares (or Units)
                                                Number               (b)              as Part          that May Yet Be
                                              of Shares         Average Price        of Publicy        Purchased Under
                                              (or Units)       Paid per Share      Announced Plans      the Plans or
Period                                        Purchased           (or Unit)          or Programs         or Programs
--------------------------------------     ---------------     ---------------     ---------------     ---------------
Shares purchases prior to
 03/19/2005 under the
 current repurchase
 program                                           286,610     $          7.55             286,610     $     3,000,000
--------------------------------------     ---------------     ---------------     ---------------     ---------------

Second quarter purchases:
--------------------------------------     ---------------     ---------------     ---------------     ---------------
03/20/2005 - 04/16/2005                               None                None                None                None
--------------------------------------     ---------------     ---------------     ---------------     ---------------
04/17/2005 - 05/14/2005                             43,000               12.90              43,000             554,780
--------------------------------------     ---------------     ---------------     ---------------     ---------------
05/15/2005 - 06/11/2005                               None                None                None                None
--------------------------------------     ---------------     ---------------     ---------------     ---------------
06/12/2005 - 07/09/2005                               None                None                None                None
--------------------------------------     ---------------     ---------------     ---------------     ---------------
Total share purchases under
 the current program                               326,610     $          8.25             326,610     $     2,445,220
--------------------------------------     ---------------     ---------------     ---------------     ---------------

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

Item 3 and 4 Not Required.

Item 5. Other Matters

     Entry into a Material Definitive Agreement

          In June 2005, the company entered into an agreement to acquire land in Reynosa, Mexico for the purpose of constructing a manufacturing facility. The negotiated price for the land is $968,340.

          In connection with the land purchase agreement noted above, the Company entered into a construction contract valued at $4,346,285 to construct a facility suitable for the manufacture of certain products sold by the Company.

     Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation

          On June 27, 2005 the Company executed an amendment to the existing credit agreement between Escalade, Inc. and JPMorgan Chase Bank, N.A. The general terms of the agreement were unchanged with the exception of the current borrowing limit that was increased to $31 million.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Number    Description

          10.1 Promise to enter into a purchase and sale of land agreement between Harvard California, S. de R.L. de C.V. and Dessarrollo Urbano Los Encinos S.A. de C.V.

          10.2 Construction agreement between Harvard California, S. de R.L. de C.V. and Constructora Neuvo Santander de Tamaulipas, S.A. de C.V.

          10.3 Fifth Amendment to Amended and Restated Credit Agreement effective October 24, 2001 by and between Escalade, Incorporated and JPMorgan Chase Bank, NA. The effective date of the Amendment was June 27, 2005.

          10.4 Promissory Note in the amount of $31,000,000 dated June 27, 2005 by and between Escalade, Incorporated and JPMorgan Chase Bank, NA.

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


                                    ESCALADE, INCORPORATED



Date:  July 28, 2005                /s/ C. W. (BILL) REED
       --------------               ----------------------------
                                    C. W. (Bill) Reed
                                    President and Chief Executive Officer



Date:  July 28, 2005                /s/ TERRY D. FRANDSEN
       --------------               ----------------------------
                                    Terry D. Frandsen
                                    Vice President and
                                    Chief Financial Officer