Form 10-Q
period 2005-10-01
ESCALADE INC
filed 2005-10-20
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended October 1, 2005


                         Commission File Number 0-6966


                             ESCALADE, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Indiana                                       13-2739290
     ------------------------                              ------------
     (State of incorporation)                              (I.R.S. EIN)


                   251 Wedcor Avenue, Wabash, Indiana   46992
                   ------------------------------------------
                     (Address of principal executive office)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act

                                 Yes [X] No [ ]

The number of shares of Registrant's common stock (no par value) outstanding as of October 19, 2005: 13,003,743

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

                                     INDEX


                                                                            Page
                                                                             No.

Part I.  Financial Information:

Item 1 - Financial Statements:

         Consolidated Condensed Balance Sheets as of October 1, 2005
         (Unaudited), October 2, 2004 (Unaudited), and December 25, 2004      3

         Consolidated Condensed Statements of Income (Unaudited)
         for the Three Months and Nine Months Ended October 1, 2005
         and October 2, 2004                                                  4

         Consolidated Condensed Statements of Comprehensive
         Income (Unaudited) for the Three Months and Nine Months
         Ended October 1, 2005 and October 2, 2004                            4

         Consolidated Condensed Statements of Cash Flows (Unaudited)
         for the Nine Months Ended October 1, 2005 and October 2, 2004        5

         Notes to Consolidated Condensed Financial Statements                 6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Item 3 - Quantitative and Qualitative Disclosures about Market Risk          12

Item 4 - Controls and Procedures                                             13

Part II. Other Information

Item 2 - Issuer Purchases of Equity Securities                               14

Item 6 - Exhibits                                                            14

         Signatures                                                          15


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands except share information)

                                                                 October 1,     October 2,    December 25,
                                                                    2005           2004           2004
                                                                ------------   ------------   ------------
                                                                (Unaudited)    (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                   $      3,028   $        491   $      3,050
    Receivables, less allowance of
       $2,449; $1,543; and $2,510;
       respectively                                                   50,682         59,003         44,363
    Inventories                                                       37,443         43,011         30,482
    Prepaid expenses                                                   1,479          1,215          3,011
    Deferred income tax benefit                                        1,923          2,422          2,496
                                                                ------------   ------------   ------------
TOTAL CURRENT ASSETS                                                  94,555        106,142         83,402

Property, plant and equipment, net                                    18,245         15,919         16,498
Intangible assets                                                      6,866          7,965          8,019
Goodwill                                                              17,234         17,399         17,888
Investments                                                            6,120          6,145          6,446
Other assets                                                           2,432          3,535          2,846
                                                                ------------   ------------   ------------
                                                                $    145,452   $    157,105   $    135,099
                                                                ============   ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                               $     10,590   $     27,837   $     11,638
    Trade accounts payable                                            10,835         18,202          8,034
    Accrued liabilities                                               24,245         25,166         27,792
    Income tax payable                                                   517            367            142
                                                                ------------   ------------   ------------
TOTAL CURRENT LIABILITIES                                             46,187         71,572         47,606

Other Liabilities:
    Long-term debt                                                    25,338         16,960         15,896
    Interest rate swap agreement                                         (60)           629            386
    Deferred compensation                                              1,320          1,510          1,233
                                                                ------------   ------------   ------------
                                                                      26,598         19,099         17,515
Stockholders' equity:
Preferred stock:
    Authorized 1,000,000 shares;
       no par value,
       none issued
Common stock:
    Authorized 30,000,000 shares;
       no par value, issued
       and outstanding - 13,010,733;
       13,031,064; and 13,031,064;
       respectively                                                   13,011         13,031         13,031
Retained earnings                                                     58,327         51,448         52,394
Accumulated other comprehensive income                                 1,329          1,955          4,553
                                                                ------------   ------------   ------------
                                                                      72,667         66,434         69,978
                                                                ------------   ------------   ------------
                                                                $    145,452   $    157,105   $    135,099
                                                                ============   ============   ============

See notes to Consolidated Condensed Financial Statements.


ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

                                                 ----------------------------------- ---------------------
                                                     Three Months Ended             Nine Months Ended
                                                 ---------------------------   ---------------------------
                                                  October 1,     October 2,     October 1,     October 2,
                                                     2005           2004           2005           2004
                                                 ------------   ------------   ------------   ------------
Net sales                                        $     63,557   $     75,203   $    140,890   $    161,377

Costs, expenses and other
income:
   Cost of products sold                               46,148         56,738         99,355        118,381
   Selling, general and
      administrative expenses                           8,935          8,934         27,414         28,670
   Restructuring costs                                     --          1,412             --          1,412
   Goodwill impairment loss                                --          1,312             --          1,312
                                                 ------------   ------------   ------------   ------------

Operating income                                        8,474          6,807         14,121         11,602

   Interest expense, net                                  345            489          1,125          1,427
   Other expense (income)                                (225)          (245)          (632)          (546)
                                                 ------------   ------------   ------------   ------------

Income before income taxes                              8,354          6,563         13,628         10,721

Provision for income taxes                              2,902          2,233          4,767          3,840
                                                 ------------   ------------   ------------   ------------

Net income                                       $      5,452   $      4,330   $      8,861   $      6,881
                                                 ============   ============   ============   ============
Per share data:
   Basic earnings per share                      $       0.42   $       0.33   $       0.68   $       0.53
   Diluted earnings per share                    $       0.41   $       0.33   $       0.67   $       0.52
   Cash dividend declared                                  --             --   $       0.15   $       0.13


CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Net income                                       $      5,452   $      4,330   $      8,861   $      6,881

Unrealized gain (loss) on
   securities, net of tax                                 (31)            41            (27)            48

Foreign currency translation
   adjustment                                              30             (1)        (3,486)          (617)

Unrealized gain on interest rate
   swap agreement, net of tax                              99            161            290            276
                                                 ------------   ------------   ------------   ------------
Comprehensive income                             $      5,550   $      4,531   $      5,638   $      6,588
                                                 ============   ============   ============   ============

See notes to Consolidated Condensed Financial Statements.


ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

                                                            Nine Months Ended
                                                      ---------------------------
                                                       October 1,     October 2,
                                                          2005           2004
                                                      ------------   ------------
Operating Activities:
   Net income                                         $      8,861   $      6,881
   Depreciation and amortization                             3,651          4,832
   Goodwill impairment charge                                   --          1,312
   Adjustments necessary to reconcile net income
      to net cash provided by operating activities          (9,774)       (18,442)
                                                      ------------   ------------
   Net cash provided (used) by operating activities          2,738         (5,417)

Investing Activities:
   Purchase of property and equipment                       (5,166)        (1,397)
   Proceeds from asset disposition                              68             --
   Acquisition of assets                                    (3,213)            --
                                                      ------------   ------------
   Net cash used by investing activities                    (8,311)        (1,397)

 Financing Activities:
   Net increase in notes payable and long-term debt          8,780          8,315
   Proceeds from exercise of stock options                     403          1,103
   Purchase of common stock                                 (1,391)          (984)
   Dividends paid                                           (1,961)        (1,556)
                                                      ------------   ------------
   Net cash provided by financing activities                 5,831          6,878

Effect of exchange rate changes on cash                       (280)          (221)
                                                      ------------   ------------
Net decrease in cash and cash equivalents                      (22)          (157)
Cash and cash equivalents, beginning of period               3,050            648
                                                      ------------   ------------
Cash and cash equivalents, end of period              $      3,028   $        491
                                                      ============   ============

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation
--------------------------------------------------------------------------------
The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The condensed consolidated balance sheet of the Company as of December 25, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2004 filed with the Securities and Exchange Commission.


Note B - Recently Issued Accounting Pronouncements
--------------------------------------------------------------------------------
In November 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.


Note C - Seasonal Aspects
--------------------------------------------------------------------------------
The results of operations for the nine month periods ended October 1, 2005 and October 2, 2004 are not necessarily indicative of the results to be expected for the full year.


Note D - Inventories
--------------------------------------------------------------------------------

        (All amounts in thousands)     October 1,     October 2,    December 25,
                                          2005           2004           2004
                                      -----------    -----------    -----------
        Raw materials                 $     7,076    $    10,853    $     8,562
        Work in progress                    8,090          7,010          5,142
        Finished goods                     22,277         25,148         16,778
                                      -----------    -----------    -----------
                                      $    37,443    $    43,011    $    30,482
                                      ===========    ===========    ===========


Note E - Property, Plant and Equipment
--------------------------------------------------------------------------------

        (All amounts in thousands)     October 1,     October 2,    December 25,
                                          2005           2004           2004
                                      -----------    -----------    -----------
        Land                          $     1,729    $     1,760    $     1,853
        Building and leasehold
         improvements                      15,613         15,587         15,799
        Machinery and equipment            38,068         34,177         34,562
                                      -----------    -----------    -----------
        Total Cost                         55,410         51,524         52,214
        Accumulated depreciation
         and amortization                 (37,165)       (35,605)       (35,716)
                                      -----------    -----------    -----------
                                      $    18,245    $    15,919    $    16,498
                                      ===========    ===========    ===========

Note F - Notes Payable
--------------------------------------------------------------------------------
On June 27, 2005 the Company executed a fifth amendment to the revolving term agreement that effectively increased the current available borrowing limit by $10 million to $31 million and extended the termination date of the agreement by two months to May 2008. All other terms of the agreement were unchanged. As of October 1, 2005 the outstanding balance on this line was $22.6 million.


Note G - Income Taxes
--------------------------------------------------------------------------------
The provision for income taxes was computed based on financial statement income.


Note H - Dividend Payment
--------------------------------------------------------------------------------
On March 18, 2005, the Company paid a dividend of $0.15 per common share to all shareholders of record on March 11, 2005. The total amount of the dividend was $2 million and was charged against retained earnings.


Note I - Restructuring Costs
--------------------------------------------------------------------------------
In 2004 the Company initiated a facility consolidation plan and involuntary employee terminations in the Office Products segment in order to reduce costs and increase the competitiveness of the Company. Under these plans no additional costs were incurred during the quarter ended October 1, 2005. Liabilities under these plans are as follows:

                                                                                     Balance at
       (All amounts in thousands)       Balance at      Non-Cash         Cash        October 1,
                                       July 7, 2005      Charges       Payments         2005
                                       ------------   ------------   ------------   ------------
       Severance and benefit costs     $      1,062   $         --   $        108   $        956
       Facility closure costs                    34             --             (8)            42
                                       ------------   ------------   ------------   ------------
                                       $      1,096   $         --   $         98   $        998
                                       ============   ============   ============   ============

Note J - Earnings Per Share
--------------------------------------------------------------------------------
The shares used in computation of the Company's basic and diluted earnings per common share are as follows:

                                                 Three Months Ended
                                            ---------------------------
                                             October 1,     October 2,
         (All amounts in thousands)             2005           2004
                                            ------------   ------------
       Weighted average common shares
         outstanding                              13,055         13,041
       Dilutive effect of stock options              153            241
                                            ------------   ------------
       Weighted average common shares
         outstanding, assuming dilution           13,208         13,282
                                            ============   ============


                                                 Nine Months Ended
                                            ---------------------------
                                             October 1,     October 2,
         (All amounts in thousands)             2005           2004
                                            ------------   ------------

       Weighted average common shares
         outstanding                              13,065         13,024
       Dilutive effect of stock options              165            195
                                            ------------   ------------
       Weighted average common shares
         outstanding, assuming dilution           13,230         13,219
                                            ============   ============

Options that are determined to be anti-dilutive are not included in the calculation of dilutive earnings per share. In 2004, 168,800 employee stock options and 4,126 director options were determined to be anti-dilutive as to earnings per share. In 2005, 167,800 employee stock options and 6,893 director options were determined to be anti-dilutive as to earnings per share.


Note K - Employee Stock Option Plan
--------------------------------------------------------------------------------
The Company has two stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                 Three Months Ended
                                            ---------------------------
       (In Thousands Except                  October 1,     October 2,
        Per Share Amounts)                      2005           2004
                                            ------------   ------------
       Net income, as reported              $      5,452   $      4,330
        Less: Total stock-based employee
          compensation cost determined
          under the fair value based
          method, net of income taxes               (279)          (194)
                                            ------------   ------------
       Pro forma net income                 $      5,173   $      4,136
                                            ============   ============

       Earnings per share
          Basic--as reported                $       0.42   $       0.33
                                            ============   ============
          Basic--pro forma                  $       0.40   $       0.32
                                            ============   ============

          Diluted--as reported              $       0.41   $       0.33
                                            ============   ============
          Diluted--pro forma                $       0.39   $       0.31
                                            ============   ============

                                                 Nine Months Ended
                                            ---------------------------
       (In Thousands Except                  October 1,     October 2,
        Per Share Amounts)                      2005           2004
                                            ------------   ------------
       Net income, as reported              $      8,861   $      6,881
        Less: Total stock-based employee
          compensation cost determined
          under the fair value based
          method, net of income taxes               (837)          (583)
                                            ------------   ------------
       Pro forma net income                 $      8,024   $      6,298
                                            ============   ============
       Earnings per share
          Basic--as reported                $       0.68   $       0.53
                                            ============   ============
          Basic--pro forma                  $       0.61   $       0.48
                                            ============   ============

          Diluted--as reported              $       0.67   $       0.52
                                            ============   ============
          Diluted--pro forma                $       0.61   $       0.48
                                            ============   ============

Note L - Segment Information
--------------------------------------------------------------------------------

                                                          As of and for the Nine Months
                                                              Ended October 1, 2005
                                            ---------------------------------------------------------
                                              Sporting        Office
       In thousands                             Goods        Products         Corp.         Total
                                            ------------   ------------   ------------   ------------
       Revenues from external customers     $     92,326   $     48,564   $         --   $    140,890
       Operating income (loss)                    10,116          5,617         (1,612)        14,121
       Net income (loss)                           5,747          3,325           (211)         8,861
       Total assets                         $     88,702   $     44,489   $     12,261   $    145,452

                                                          As of and for the Nine Months
                                                              Ended October 2, 2004
                                            ---------------------------------------------------------
                                              Sporting        Office
       In thousands                             Goods        Products         Corp.         Total
                                            ------------   ------------   ------------   ------------
       Revenues from external customers     $    104,328   $     57,049   $         --   $    161,377
       Operating income (loss)                    12,568            948         (1,914)        11,602
       Net income (loss)                           7,434           (125)          (428)         6,881
       Total assets                         $     86,108   $     59,565   $     11,432   $    157,105


Note M - Reclassifications
--------------------------------------------------------------------------------
Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 financial statement presentation.

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

Results of Operations

Although revenues declined, consolidated net income for the three months and nine months ended October 1, 2005, increased 25.9% and 28.8%, respectively. The primary factor in achieving increased profitability has been the turn-around in the Office Products business; a direct result of the restructuring efforts initiated during 2004. Compared to the same periods last year, net income attributed to the Sporting Goods business declined 19% and 22.7% for the three months and nine months ended October 1, 2005, respectively, due to lower sales volume.

As discussed below, management anticipates the Sporting Goods business to end 2005 with lower sales than were achieved in 2004. Consequently, net income from the Sporting Goods segment is expected to be lower for fiscal 2005 compared to fiscal 2004. Management expects this decline in profits from the Sporting Goods business to be offset by increased profits from the Office Products business such that consolidated net income for fiscal 2005 will be better than fiscal 2004.

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

                                              Three Months                   Nine Months
                                       ---------------------------   ---------------------------
                                           2005           2004           2005           2004
                                       ------------   ------------   ------------   ------------
       Net revenue                            100.0%         100.0%         100.0%         100.0%
       Cost of products sold                   72.6%          75.4%          70.5%          73.3%
                                       ------------   ------------   ------------   ------------
       Gross margin                            27.4%          24.6%          29.5%          26.7%

       Selling and administrative              14.0%          11.9%          19.5%          17.8%
       Restructuring                             --            1.8%            --            0.9%
       Goodwill Impairment                       --            1.8%            --            0.8%
                                       ------------   ------------   ------------   ------------
       Operating income                        13.4%           9.1%          10.0%           7.2%

       Net Income                               8.6%           5.8%           6.3%           4.3%

Consolidated Revenue and Gross Margin

Consolidated net revenues for the three months and nine months ended October 1, 2005 declined 15.5% and 12.7%, respectively, compared to the same periods in 2004. Both business segments experienced lower sales volumes.

Sporting Goods sales are very seasonal with the third quarter traditionally the strongest. Net sales for the three months and nine months ended October 1, 2005, were down 16.5% and 11.5%, respectively, compared to the same periods last year. The primary factor for the decline is lower sales to the Company's largest customer: SEARS. Sales to SEARS were lower due to two factors: a) a decision by SEARS to eliminate an arcade product introduced in 2004 that represented roughly $7 million in sales to SEARS in 2004, and b) an aggressive inventory control and pricing adjustment program initiated by SEARS in 2005 under which SEARS increased retail pricing on certain products and substantially curtailed advertising campaigns. For the nine months ended October 1, 2005, the impact of these two factors has been a decline in sales to SEARS of roughly $12.5 million compared to the same period last year. The Company continues to have a very good relationship with SEARS, but it is not possible at this time to assess the impact of SEARS' new marketing strategies on the Company's future sales volume to SEARS. Based on results year-to-date, the Company anticipates fiscal 2005 sales to SEARS will be down $14 million to $18 million compared to fiscal 2004. The Company expects the fourth quarter to be comparable, or slightly down compared to the same period last year. Consequently, Sporting Goods sales for fiscal year 2005 are expected to be lower than fiscal 2004.

Office Products sales were down 11.5% and 14.9% in the three months and nine months ended October 1, 2005, respectively, compared with the same periods last year. Approximately half of the decline is attributed to the planned elimination of non-core, low margin products primarily sold in Europe which are not manufactured by the Company. Anticipated excess inventories related to these products were fully reserved at the end of fiscal 2004. The remainder of the sales decline is attributed to discontinued sales to two retail customers in Europe where the Company could not negotiate profitable sales agreements and the loss of approximately $2 million in sales due to a disruption during the first quarter of fiscal 2005 relating to shredder products manufactured in China. Management changes announced during the third quarter of 2005 are designed to increase sales efforts; the results of which will not be fully realized until sometime in fiscal 2006. Consequently management expects the sales decline experienced during the nine months ended October 1, 2005 to be indicative of the outcome for the full year.

The consolidated gross margin ratio for the three months and nine months ended October 1, 2005, was better than the same period last year as a result of improved gross margins in the Office Products business; one of the results of the restructuring activities initiated in 2004. Gross margin ratios in the Sporting Goods business were down 1% for the nine months ended October 1, 2005 as a result of product mix.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the three months ended October 1, 2005 were relatively unchanged from the same period last year. However, they were down roughly $1.3 million for the nine months ended October 1, 2005 compared to the same period last year as a result of the lower sales volume in the Sporting Goods Business. As a percentage of net sales, selling, general and administrative costs increased for the three months and nine months ended October 1, 2005, compared to the same periods in 2004 due to the lower sales volume. Management continues to seek out ways to reduce these costs in each business segment. The Company believes that additional cost reduction synergies are possible as European distribution and administration in the Office Products business is consolidated, but results from these activities are not expected to materialize until 2006.

Financial Condition and Liquidity

The Company's financial condition remains strong and relatively unchanged from the beginning of the year. The current ratio, a basic measure of liquidity (current assets divided by current liabilities), remains relatively unchanged from the beginning of the year. Inventory and accounts receivable balances have increased during the nine months ended October 1, 2005 in response to the seasonal nature of the Sporting Goods business and are comperable to historical trends.

The following schedule summarizes the Company's total debt:

                                       October 1,     October 2,    December 25,
      In thousands                        2005           2004           2004
                                      ------------   ------------   ------------
      Notes payable short-term        $     10,590   $     27,837   $     11,638
      Long term debt                        25,338         16,960         15,896
                                      ------------   ------------   ------------
      Total debt                      $     35,928   $     44,797   $     27,534
                                      ============   ============   ============


Total debt increased 30.4% during the nine months ended October 1, 2005 as a direct result of the seasonal buildup of inventory and accounts receivable in the Sporting Goods Business. Total debt at October 1, 2005 is lower than the same period last year as a direct result of cash flow from operations and the absence of any sizable acquisitions. As a percentage of stockholders' equity, total debt has decreased from 68% at October 2, 2004, to 50% at October 1, 2005 reflecting the Company's ability to generate strong cash flow.

During the nine months ended October 1, 2005, operations generated $2.7 million in cash compared to consuming $5.4 million for the same time period in 2004. The primary reason for the increase is higher net income and lower inventory and accounts receivable levels in 2005 as compared to 2004.

Total cash used by investing activities during the nine months ended October 1, 2005 totaled $8.3 million. Approximately $3.2 million was expended to acquire certain assets of Child Life, Inc., a manufacturer of premium residential play systems. The balance, approximately $5.2 million, was expended for property and equipment. The largest component of this is the addition of a new manufacturing plant in Reynosa, Mexico which is expected to be operational at the end of the first quarter of 2006. The Company anticipates spending an additional $4.0 million to complete this project.

The Company's working capital requirements are primarily funded from operating cash flows and revolving credit agreements with its banks. The Company's relationship with its primary lending bank remains strong and the Company expects to have access to the same level of revolving credit that was available in 2004. In addition, the Company believes it can quickly reach agreements to increase available credit should the need arise.

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

A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company's foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes would not have resulted in a material impact on income before taxes for the Nine Months ended October 1, 2005.

A substantial portion of the Company's debt is based on U.S. prime and LIBOR interest rates. In an effort to lock-in current low rates and mitigate the risk of unfavorable interest rate fluctuations the Company has entered an interest rate swap agreement. This agreement effectively converted a portion of its variable rate debt into fixed rate debt.

An adverse movement of equity market prices would have an impact on the Company's long-term marketable equity securities that are included in Investments on the consolidated balance sheet. At October 1, 2005, the aggregate fair value of long-term marketable equity securities was $1.8 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2005. In connection with this evaluation and the evaluation performed in the fourth quarter of 2004, the Company identified deficiencies in internal controls over financial reporting relating to the Company's subsidiary in France. The Company continued remediation efforts begun in the fourth quarter of 2004, to eliminate the deficiencies identified. This will be accomplished by eliminating the accounting department in France and transferring those functions to the Company's German subsidiary during the fourth quarter of 2005.

Other than the changes identified above, there have been no changes to the Company's internal control over financial reporting that occurred since the beginning of the Company's third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Not Required.

Item 2. (c) ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                             (d) Maximum Number
                                                                          (c) Total Number    (or Approximate
                                                                            of Shares (or     Dollar Value) of
                                     (a) Total        (b) Average         Units) Purchased    Shares (or Units)
                                     Number of            Price               as Part         that May Yet Be
                                     Shares (or         Paid per            of Publicly       Purchased Under
                                       Units)           Share (or         Announced Plans        the Plans
Period                               Purchased            Unit)             or Programs         or Programs
-------------------------------   ---------------     ---------------     ---------------     ---------------
Shares purchases prior to
  07/09/2005 under the current
  repurchase program                      329,610     $          8.25             329,610     $     2,445,220
-------------------------------   ---------------     ---------------     ---------------     ---------------

Third quarter purchases:
-------------------------------   ---------------     ---------------     ---------------     ---------------
07/10/2005 - 08/06/2005                      None                None                None                None
-------------------------------   ---------------     ---------------     ---------------     ---------------
08/07/2005 - 09/03/2005                     5,000               12.93               5,000              64,650
-------------------------------   ---------------     ---------------     ---------------     ---------------
09/04/2005 - 10/01/2005                    50,740               12.92              50,740             655,599
-------------------------------   ---------------     ---------------     ---------------     ---------------

Total share purchases under the
  current program                         385,350     $          8.92             385,350     $     1,724,971
-------------------------------   ---------------     ---------------     ---------------     ---------------


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

Item 3,4 and 5 Not Required.

Item 6.  Exhibits

         (a)      Exhibits

                  Number   Description
                  ------   -----------

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


                                       ESCALADE, INCORPORATED


Date:  October 19, 2005                /s/ C. W. (BILL) REED
       ----------------                -----------------------------------------
                                       C. W. (Bill) Reed
                                       President and Chief Executive Officer



Date:  October 19, 2005                /s/ TERRY D. FRANDSEN
       ----------------                -----------------------------------------
                                       Terry D. Frandsen
                                       Vice President and
                                       Chief Financial Officer