Form 10-K
period 2005-12-31
ESCALADE INC
filed 2006-03-10
CIK 33488

UNITED STATE
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]    Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes [ ] No [X]

Aggregate market value of common stock held by nonaffiliates of the registrant as of July 9, 2005 based on the closing sale price as reported on the NASDAQ National Market System: $123,376,213

The number of shares of Registrant's common stock (no par value) outstanding as of February 21, 2006: 13,011,142

                       DOCUMENTS INCORPORTED BY REFERENCE

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 22, 2006 are incorporated by reference into Part III of this Report.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                                Table of Contents


                                                                            Page
--------------------------------------------------------------------------------

Part I

 Item 1.    Business                                                           4

 Item 1A.   Risk Factors                                                       7

 Item 1B.   Unresolved Staff Comments                                         10

 Item 2.    Properties                                                        10

 Item 3.    Legal Proceedings                                                 11

 Item 4.    Submission of Matters to a Vote of Security Holders               11

Part II

 Item 5.    Market for the Registrant's Common Equity, Related
             Stockholder Matters and Issuer Purchases of Equity Securities    11

 Item 6.    Selected Financial Data                                           13

 Item 7.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    13

 Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        20

 Item 8.    Financial Statements and Supplementary Data                       20

 Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         20

 Item 9A.   Controls and Procedures                                           21

 Item 9B.   Other Information                                                 25

Part III

 Item 10.   Directors and Executive Officers of the Registrant                25

 Item 11.   Executive Compensation                                            25

 Item 12.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  25

 Item 13.   Certain Relationships and Related Transactions                    25

 Item 14.   Principal Accounting Fees and Services                            25

Part IV

 Item 15.   Exhibits, Financial Statement Schedules                           26

                                     Part I

ITEM 1--BUSINESS

General

Escalade, Incorporated ("Escalade" or "Company") operates in two business segments: sporting goods and office products. Escalade and its predecessors have more than 75 years of manufacturing and selling experience in these two industries.

The following table presents the percentages contributed to Escalade's net sales by each of its business segments:

                                          2005            2004           2003
-------------------------------------------------------------------------------
Sporting goods                                 65%            64%            63%
Office/graphic arts                            35             36             37
                                       ----------     ----------     ----------
Total net sales                               100%           100%           100%
                                       ==========     ==========     ==========

For additional segment information, see Note 14 - Operating Segment and Geographic Information in the consolidated financial statements.

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

Product Segment                           Brand Names
---------------                           -----------
Table Tennis                              Ping-Pong(R), STIGA(R)
Pool Tables and accessories               Mizerak(TM), Murrey(R), Mosconi(TM), Black Widow(TM)
Basketball Backboards and Goals           Goalrilla(TM), Goaliath(R), Silverback(TM)
Game Tables (Air Hockey and Soccer)       Harvard Game(R), Rhino(TM), Murrey Game(TM)
Archery                                   Fred Bear(R), Indian Archery(R), Jennings(R)
Fitness                                   The STEP(R), USWeight(TM)
Play Systems                              ChildLife(R)

The largest sporting goods customer is Sears Roebuck & Co. ("SEARS"), which accounted for 33%, 42% and 38% of total sporting goods revenues in 2005, 2004 and 2003, respectively. On a consolidated basis, SEARS accounted for 22%, 27% and 24% of Escalade revenues in 2005, 2004 and 2003, respectively. Escalade Sports has been a preferred supplier of sporting goods products to SEARS for more than 30 years, winning numerous awards for delivering outstanding products and service. Although the Company does not have long-term supplier contracts with SEARS, the strong relationship with SEARS supports the Company's belief that SEARS will continue to be a significant customer far into the future.

Escalade Sports manufactures in the U.S.A. and Mexico; and imports product from China, where the Company employs a number of contract manufacturers.

Certain products produced by Escalade Sports are subject to regulation by the Consumer Product Safety Commission. The Company believes it is in full compliance with all applicable regulations.

Office Products

Operating under the Martin Yale name, the office product business gained a worldwide presence with the 2003 acquisition of a manufacturer and distributor of data shredding equipment headquartered in Germany. In addition to data shredding equipment and accessories, Martin Yale products include: paper trimmers, folding machines, paper drills, collators, bursting machines, letter openers, and office related products such as keyboard drawers and hole punches. Martin Yale brands include Martin Yale(TM), Premier(R), Master(TM), Mead Hatcher(TM), Intimus(R), and Paper Monster(R).

Martin Yale manufactures product in the United States, Germany and China. In addition to the sales offices located at manufacturing plants, Martin Yale also has offices in the United Kingdom and France. Products are sold throughout the world to office products retailers, wholesalers and catalog distributors. No single customer accounted for more than 10% of sales during 2005.

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

In order to meet customer needs, each operating segment conducts its own independent research and development efforts to design new products and enhance already existing products. On a consolidated basis, the Company incurred research and development costs of approximately $2.0 million, $2.3 million and $2.9 million in 2005, 2004 and 2003, respectively.

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

Escalade is the owner of several registered trademarks and brand names. In the sporting goods segment, the Company holds the Ping-Pong(R), Harvard(R), Accudart(R), Indian Archery(R) and Goaliath(R), registered trademarks and utilizes the Goalrilla(TM), Silverback(TM), Rhino Play(TM), U. S. Weight(TM), The Step(R), Murrey(R), Mosconi(R), and Mizerak(R) brand names. In the office/graphic arts segment, the Company owns the Premier(R) and Intimus(R) registered trademark and utilizes the Martin Yale(TM), Master Products(TM), Mead Hatcher(TM), Taros(TM), and Paper Monster(TM) brand names.

Backlog and Seasonality

Sales are based primarily on standard purchase orders and in most cases orders are shipped within the same month received. Unshipped orders at the end of the fiscal year (backlog), were not material, and therefore not an indicator of future results. Consumer demand for sporting goods is extremely seasonal and driven by Christmas season demand. Over the past three years approximately 61% of sporting goods sales has come in the second half of the year. The Company expects sporting goods sales to continue to be seasonal in the future. Demand for Office Products has not been seasonal and is not expected to be so in the future.

Employees

The number of employees at December 31, 2005 and December 25, 2004 for each business segment were as follows:

                                                  2005           2004
         ------------------------------------------------------------
         Sporting Goods
              USA                                  335            341
             Mexico                                207            160
                                            ----------     ----------
                                                   542            501
                                            ----------     ----------
         Office/Graphic Arts
             USA                                   120            121
             Mexico                                 --             96
             Europe                                137            171
             Asia                                    6             --
                                            ----------     ----------
                                                   263            388
                                            ----------     ----------
         Total                                     805            889
                                            ==========     ==========

The International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers AFL-CIO represent hourly rated employees at the Escalade Sports' Evansville, Indiana factory; approximately 109 employees at December 31, 2005. Labor contract negations to renew the current 3-year contract which expires April 27, 2006 will begin in March 2006. Management acknowledges that differences between Company offers and union demands during negotiations can occur, but has no reason to expect such differences to result in protracted conflicts.

Escalade believes that its employee relations are satisfactory.

Sources of Supplies

Raw materials for Escalade's various product lines consist of wood, steel, plastics, fiberglass and packaging. Escalade relies upon suppliers in various countries and upon various third party Asian manufacturers for certain of its game tables and non-security paper shredders. The Company believes that these sources will continue to provide adequate supplies as needed and that all other materials needed for the Company's various operations are available in adequate quantities from a variety of domestic and foreign sources.

SEC Reports

Our Internet site (www.escaladeinc.com) makes available free of charge to interested parties our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports, as well as all other reports and schedules we file electronically with the Securities and Exchange Commission (the "Commission"), as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission. Interested parties may also find reports, proxy and information statements and other information on issuers that file electronically with the Commission at the Commission's internet site (http://www.sec.gov).

ITEM 1A--RISK FACTORS

Our markets are highly competitive and we may not continue to compete successfully.

The sporting goods and office products markets are highly competitive. We compete with a variety of regional, national and international manufacturers for customers, employees, products, services and other important aspects of our business. Some of our current and potential competitors are larger than we are and have substantially greater financial resources that may be devoted to sourcing, promoting and selling their products. It is possible that increased competition or improved performance by our competitors may reduce our market share, profit margin and projected operating results, and may adversely affect our business and financial performance in other ways.

A large portion of our sales are to a major customer, the loss of which could have a material adverse impact on the Company.

SEARS is our largest customer, which accounted for 22%, 27% and 24% of our total consolidated revenues in 2005, 2004 and 2003, respectively. We have been a preferred supplier of sporting goods products to SEARS for more than 30 years and we have won numerous awards from SEARS for delivering outstanding products and services. However, we have never had a long-term supplier contract with SEARS and do not expect to obtain any such contract in the future. In addition, SEARS continues to reshape its product mix and positioning in the consumer market, and we have no control over decisions that could adversely affect our sales to SEARS. We believe that sales to SEARS will continue, but there can be no assurances that this will occur.

Our business is seasonal and our annual results are highly dependent on the success of our second half sales.

Our business is highly seasonal in nature. Our highest sales and operating income historically occur during the third and fourth fiscal quarters, which is due largely to the holiday selling season. In 2005, approximately 61% of our sporting goods sales has come in the second half of the year. Any decrease in our second half sales, whether because of a slow holiday selling season or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

We may pursue strategic acquisitions, which could have an adverse impact on our business.

We may from time to time acquire complementary companies or businesses. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and our management's attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general store operating procedures. If we fail to successfully integrate acquisitions, our business could suffer. In addition, the integration of any acquired business, and their financial results, into ours may adversely affect our operating results. We expect to do additional acquisitions in the future, but we currently do not have any agreements with respect to any such acquisitions.

Our ability to expand our business will be dependent upon the availability of adequate capital.

The rate of our expansion will also depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. We cannot assure you that we will be able to obtain equity or debt capital on acceptable terms or at all.

Our growth may strain our resources, which could adversely affect our business and financial performance.

Both our sporting goods and office products businesses have grown over the past several years through strategic acquisitions. Our growth places additional demands on our management and our operational systems. If we are not successful in continuing to support our operational and financial systems, expanding our management team and increasing and effectively managing our customers and suppliers, our growth may result in operational inefficiencies and ineffective management of the business, which could adversely affect our business and financial performance.

Our expanding international operations expose us to the unique risks inherent in foreign operations.

We have operations in Mexico and Europe, and rely on Asian suppliers for various raw materials and products. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions. Our acquisition of Schleicher in Germany and our business relationships in Asia have increased our exposure to these foreign operating risks, which could have an adverse impact on our international income and worldwide profitability.

Our business may be adversely affected by the actions of and risks associated with our third-party suppliers.

The raw materials that we purchase for our own manufacturing operations and many of the products that we sell are sourced from a wide variety of third-party suppliers. We cannot control the supply, design, function or cost of many of the products that we offer for sale and are dependent on the availability and pricing of key materials and products. Disruptions in the availability of raw materials used in production of these products may adversely affect our sales and result in customer dissatisfaction. In addition, global sourcing of many of the products we sell is an important factor in our financial performance. Our ability to find qualified suppliers and access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States. Political instability, the financial instability of suppliers, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control.

Historically, instability in the political and economic environments of the countries in which we or our suppliers obtain products and raw materials has not had a material adverse effect on our operations. However, we cannot predict the effect that future changes in economic or political conditions in such foreign countries may have on our operations. In the event of disruptions or delays in supply due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. In addition, products and materials purchased from alternative sources may be of lesser quality or more expensive than the products and materials we currently purchase abroad.

These and other issues affecting our suppliers could adversely affect our business and financial performance.

A deterioration in our relationships with our suppliers or in the financial condition of our suppliers could adversely affect our liquidity, financial position and results of operations.

Our access to equipment, parts and supplies is dependent upon close relationships with our suppliers and our ability to purchase products from our principal suppliers on competitive terms. We do not enter into long-term supply contracts with these suppliers, and we have no current plans to do so in the future. These suppliers are not required to use us to distribute their equipment and are free to change the prices and other terms at which they sell to us. Any deterioration or change in our relationships with, or in the financial condition of, our significant suppliers, including some of our competitors, could have an adverse impact on our ability to generate equipment sales and to provide maintenance services. If one of these suppliers terminated or significantly curtailed its relationship with us, or if one of these suppliers ceased operations, we would be forced to expand our relationship with other suppliers, seek out new relationships with other suppliers or risk a loss in market share due to diminished product offerings and availability. Any change in one or more of these suppliers' willingness or ability to continue to supply us with their products could have an adverse impact on our liquidity, financial position and results of operations.

Our quarterly operating results are subject to fluctuation.

Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or market expectations. Factors that could cause these quarterly fluctuations include the following: international, national and local general economic and market conditions; the size and growth of the overall sporting goods and office products markets; intense competition among manufacturers, marketers, distributors and sellers of our products; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal demand for our products; the size, timing and mix of purchases of our products; fluctuations and difficulty in forecasting operating results; our ability to sustain, manage or forecast our growth and inventories; new product development and introduction; our ability to secure and protect trademarks, patents and other intellectual property; performance and reliability of our products; our customer service; the loss of significant customers or suppliers; our dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in our business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; any liability and other claims asserted against us; our ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this Form 10-K and any other filings with the Securities and Exchange Commission.

Our operating results may be impacted by changes in the economy that impact business and consumer spending.

In general, our sales depend on discretionary spending by our customers. A deterioration of current economic conditions or an economic downturn in any of our major markets or in general could result in declines in sales and impair our growth. Accordingly, our operating results are directly impacted by the health of the North American, European and Asian economies. Our business and financial performance may be adversely affected by current and future economic conditions, including unemployment levels, energy costs, interest rates, recession, inflation, the impact of natural disasters and terrorist activities, and other matters that influence business and consumer spending.

Our failure to improve our operational efficiency and reduce our administrative costs could have a material adverse effect on our liquidity, financial position and results of operations.

Our ability to improve our profit margins is largely dependent on the success of our initiatives to streamline our infrastructure, improve our operational efficiency and the reduction of administrative costs at every level of the Company. Our failure to implement these initiatives successfully, or the failure of such initiatives to result in improved profitability, could have a material adverse effect on our liquidity, financial position and results of operations.

Our stock price may fluctuate based on market expectations.

The public trading of our stock is based in large part on market expectations that our business will continue to grow and that we will achieve certain levels of net income. If our quarterly financial performance does not meet market expectations, our stock price would likely decline. Any decrease in our stock price may be disproportionate to any shortfall in our financial performance.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products.

We obtain patents, trademarks and copyrights for our intellectual property, which represent important assets to the Company. If we fail to adequately protect our intellectual property through patents, trademarks and copyrights, our intellectual property rights may be misappropriated by others, invalidated or challenged, and our competitors could duplicate our products or may otherwise limit any competitive design or manufacturing advantages we may have. We believe that our success is likely to depend upon continued innovation, technical expertise, marketing skills and customer support and services rather than on legal protection of our intellectual property rights. However, we intend to aggressively assert our intellectual property rights when necessary.

We may be subject to product liability claims and our insurance may not be sufficient to cover damages related to those claims.

We may be subject to lawsuits resulting from injuries associated with the use of sporting goods equipment and office products that we sell. We may incur losses relating to these claims or the defense of these claims. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, we may be unable to retain adequate liability insurance in the future. In addition, we are subject to regulation by the Consumer Product Safety Commission and similar state regulatory agencies. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition.

These risks are not exhaustive.

Other sections of this Form 10-K may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 1B--UNRESOLVED STAFF COMMENTS

None.

ITEM 2--PROPERTIES

At December 31, 2005, the Company operated from the following locations:

                                          Square         Owned or
Location                                  Footage         Leased     Use
----------------------------------------------------------------------------------------------------------
Sporting Goods
--------------
 Evansville, Indiana, USA                 346,000          Owned     Manufacturing and distribution; sales
                                                                       and marketing; administration
 Evansville, Indiana, USA                 122,000         Leased     Warehousing
 Olney, Illinois, USA                     121,100         Leased     Manufacturing and distribution
 Gainesville, Florida, USA                155,000          Owned     Manufacturing and distribution
 National City, California, USA            51,000         Leased     Warehousing and distribution
 Rosarito, Mexico                          70,000          Owned     Manufacturing and distribution
 Rosarito, Mexico                          83,000         Leased     Manufacturing
 Reynosa, Mexico                          128,000          Owned     Manufacturing and distribution

Office Products
---------------
 Wabash, Indiana, USA                     141,000          Owned     Manufacturing and distribution; sales
                                                                       and marketing; administration
 Sanford, N. Carolina, USA                  4,100         Leased     Sales and marketing
 Markdorf, Germany                         70,300          Owned     Manufacturing and distribution; sales
                                                                       and marketing; administration
 Paris, France                             13,000         Leased     Distribution; sales and marketing
 Crawley, UK                                8,300         Leased     Sales and marketing

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

During 2005 the Company concluded a facility consolidation effort in the Office Product business that consolidated a Tijuana, Mexico facility into the Wabash, Indiana facility.

During 2005 the Company began and substantially completed construction of a new manufacturing facility in Reynosa, Mexico. Certain Sporting Goods products currently manufactured in the Rosarito, Mexico facility will be transitioned to this new plant. The transition is expected to be complete in the second quarter of 2006.

ITEM 3--LEGAL PROCEEDINGS

The Company is involved in litigation arising in the normal course of its business, but the Company does not believe that the disposition or ultimate resolution of such claims or lawsuits will have a material adverse affect on the business or financial condition of the Company.

The Company is not aware of any probable or levied penalties against the Company relating to the American Jobs Creation Act.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     Part II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded under the symbol "ESCA" on the NASDAQ National Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the NASDAQ National Market:

Prices                                               High           Low
--------------------------------------------------------------------------
    2005
    Fourth quarter ended December 31, 2005       $    13.45     $    11.29
    Third quarter ended October 1, 2005               15.18          12.67
    Second quarter ended July 9, 2005                 15.00          12.52
    First quarter ended March 19, 2005                15.15          11.78

    2004
    Fourth quarter ended December 25, 2004       $    16.96     $    11.80
    Third quarter ended October 2, 2004               17.67          10.47
    Second quarter ended July 10, 2004                23.64          15.43
    First quarter ended March 20, 2004                20.58          14.25

The closing market price on February 21, 2006 was $12.18 per share.

Depending on profitability and cash flows from operations, the Board of Directors anticipates issuing annual dividends. Dividends issued/declared over the last three years are as follows:

                                                  Amount per
    Record Date              Payment Date        Common Share
    ---------------------------------------------------------
    March 5, 2004            March 12, 2004      $       0.12
    March 11, 2005           March 18, 2005      $       0.15
    March 17, 2006           March 21, 2006      $       0.20


On April 18, 2004, The Board of Directors declared a 2 for 1 stock split payable to stockholders of record on May 11, 2004, which was distributed on May 25, 2004. All per share amounts have been adjusted to reflect the 2 for 1 stock split.

There were approximately 248 holders of record of the Company's Common Stock at February 21, 2006. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 1,367.


ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------------------------------
                                                                       (c) Total      (d) Maximum
                                                                       Number of       Number (or
                                                                       Shares (or      Approximate
                                                                         Units)      Dollar Value) of
                                                                       Purchased       Shares (or
                              (a) Total                                as Part of    Units) that May
                              Number of                                Publicly          Yet Be
                              Share (or         (b) Average            Announced        Purchased
                               Units)          Price Paid per          Plans or      Under the Plans
Period                        Purchased        Share (or Unit)         Programs        or Programs
---------------------------------------------------------------------------------------------------
Share purchases prior to
 10/01/2005 under the
 current repurchase
 program                        385,350          $     8.92             385,350          $1,724,971
---------------------------------------------------------------------------------------------------

Fourth quarter purchases:
---------------------------------------------------------------------------------------------------
10/02/2005 - 10/29/2005           7,740          $    12.73               7,740          $   98,530
---------------------------------------------------------------------------------------------------
10/30/2005 - 11/26/2005            None                None                None                None
---------------------------------------------------------------------------------------------------
11/27/2005 - 12/31/2005          56,874          $    12.00              56,874          $  682,488
---------------------------------------------------------------------------------------------------
Total share purchases under
 the current program            449,964          $     9.38             449,964          $3,000,000
---------------------------------------------------------------------------------------------------

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In each of February 2005 and 2006, the Board of Directors increased the remaining amount on this plan to its original level of $3,000,000. The repurchase plan has no termination date and there have been no share repurchases that were not part of a publicly announced program.


ITEM 6--SELECTED FINANCIAL DATA
(In thousands, except per share data)


                                  December 31,   December 25,   December 27,   December 28,   December 29,
At and For Years Ended                2005           2004           2003           2002           2001
----------------------------------------------------------------------------------------------------------
Income Statement Data
   Net sales
     Sporting goods               $    120,996   $    141,644   $    134,750   $    122,628   $    118,867
     Office and graphic
       arts products                    64,621         76,040         81,518         27,596         29,986
       Total net sales                 185,617        217,684        216,268        150,224        148,853
   Net income                           11,942          7,827         14,850         11,138         11,139
   Weighted-average shares              13,055         12,980         12,968         12,972         12,894
Per Share Data
   Basic earnings per share       $       0.91   $       0.60   $       1.15   $       0.86   $       0.86
   Cash dividends                 $       0.15   $       0.12              0              0              0
Balance Sheet Data
   Working capital                      40,320         35,796         24,657         27,041         13,574
   Total assets                        125,296        134,713        134,437         96,788         76,111
   Short-term bank debt                    711         11,638         21,568         11,223          9,770
   Long-term bank debt                  18,487         15,542         15,020         16,700          6,800
   Total stockholders' equity           74,593         69,978         61,283         45,875         34,396

Fiscal year 2005 was adversely impacted by lower sales to SEARS, a major sporting goods customer, and the rationalization of certain products in the Office Products business. These events are more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal year 2004 was negatively impacted by restructuring charges and a goodwill impairment loss which are more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section should be read in conjunction with Item 1: Business; Item 1A: Risk Factors; Item 6: Selected Financial Data; and Item 8: Financial Statements and Supplementary Data.

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

Overview

Escalade, Incorporated ("Escalade" or "Company") manufactures and distributes products for two industries: Sporting Goods and Office Products. Within these industries the Company has successfully built a substantial market presence in niche markets. This strategy is heavily dependent on brand recognition and excellent customer service. The Company's strategic advantage is established relationships with major retailers which allow the Company to bring new products to the market in a very cost effective manner. In addition to strategic customer relations, the Company has over 75 years of manufacturing and sourcing experience that enable it to be a low cost supplier.

Where the Company has a strong market position in mature product lines such as table tennis tables and basketball, the Company does not expect significant internal growth. However, in product lines such as paper shredders, wooden swing sets, archery and billiards, the Company is not among the market leaders and consequently anticipates significant internal growth potential. To enhance internal growth the Company has developed a strategy of acquiring companies or product lines that complement or expand the Company's product lines. A key objective is the acquisition of product lines with strong brand recognition that the Company can take to market through its established distribution channels. Significant synergies are achieved through assimilation of acquired product lines into the existing company structure. Management believes that key indicators in measuring the success of this strategy are revenue growth and earnings growth. The following table sets forth the percentage growth in revenues and net income over the past three years:

                                                      2005            2004           2003
  ---------------------------------------------------------------------------------------
  Net revenue
       Sporting Goods                                 -14.6%           5.1%           9.9%
       Office Products                                -15.0%          -6.7%         195.4%
       Total                                          -14.7%           0.7%          44.0%

  Net Income                                           52.6%         -47.3%          33.3%


Results of Operations

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

                                                       2005           2004           2003
  ---------------------------------------------------------------------------------------
  Net revenue                                         100.0%         100.0%         100.0%
  Cost of products sold                                70.0%          72.8%          71.4%
                                                 ----------     ----------     ----------
  Gross margin                                         30.0%          27.2%          28.6%
  Selling, administrative and general expenses         19.6%          18.4%          18.9%
  Restructuring costs                                  -0.3%           1.1%           0.0%
  Goodwill impairment loss                              0.0%           0.6%           0.0%
                                                 ----------     ----------     ----------
  Operating income                                     10.7%           7.1%           9.7%
                                                 ==========     ==========     ==========

Consolidated Revenue and Gross Margin

In 2005, a primary objective was improving profitability in the Office Products business that was reorganized in 2004. As a direct result, operating income in 2005 increased 52.6% over that achieved in 2004 and as a percentage of sales, operating income increased from 7.1% in 2004 to 10.7% in 2005; higher than the results achieved in 2003 - a year before the restructuring. Net sales in 2005 were down compared to 2004 and 2003 in both Sporting Goods and Office Products. In Sporting Goods the decline was primarily related to lower sales at SEARS, the Company's largest retail customer. The decline in Office Products is attributed to the planned rationalization of non-core, low margin third party products and unprofitable customers. At the end of 2004 the Company announced it would begin seeking acquisitions in the Sporting Goods market. During 2005 the Company acquired substantially all of the assets of ChildLife, a premier supplier of wooden swing sets which contributed approximately $4.5 million to net sales in 2005.

The overall gross margin ratio of the Company for 2005 improved over 2004 and 2003 as a direct result of rationalizing low margin products and customers in the Office Products business. The gross margin ratio in Sporting Goods was down slightly compared to 2004 reflecting a change in product mix, but was unchanged compared to 2003. The gross margin in Office Products for 2005 was up substantially over 2004 and 2003 reflecting the elimination of low margin products and customers as well as synergies garnered from the consolidation of distribution and manufacturing operations in North America.

Consolidated Selling, General and Administrative Expenses

Total selling, general and administrative expenses for 2005 were down compared to 2004 and 2003 primarily due to variable costs associated with lower sales volume such as sales commissions. As a percentage of net revenues, selling, general and administrative expenses for 2005 were up compared to 2004 and 2003 due to non-variable costs in the Office Products business and slightly higher personnel costs as the Company builds a high quality management team to accelerate growth and profitability. The ratio in Sporting Goods was relatively unchanged from 2004 and 2003. On a continuous basis, Management aggressively reviews cost structures to improve profitability. However, Management does not expect significant improvement in the ratio between selling, general and administrative expenses and net sales to come from cost reductions. Instead, Management believes that future improvements will come from increased sales while holding these costs in check.

Provision for Income Taxes

The effective income tax rate experienced in 2005 was 37.9%, a decline from the 43.3% rate experienced in 2004 but higher than the 30.0% rate experienced in 2003. The primary difference between 2005 and 2004 was the favorable tax treatment for certain European operations which were profitable in 2005, but not profitable in 2004 and as such did not receive the associated tax benefit. In addition, the 2004 results included a charge reflecting the settlement of a state income tax audit. The 2003 tax rate benefited from favorable tax treatment of European operations and favorable tax treatment of intellectual property royalties paid to wholly owned subsidiaries. The favorable tax treatment accorded to intellectual property royalties was eliminated in the state tax audit settlement. Consequently, in the future the Company does not expect to achieve the same effective tax rate achieved in 2003, but rather an effective tax rate similar to that achieved in 2005.

Sporting Goods

Net sales, operating income, and net income for the Sporting Goods business segment for the three years ended December 31, 2005 were as follows:

    In Thousands                        2005           2004           2003
    ----------------------------------------------------------------------
    Net Sales                     $  120,996     $  141,644     $  134,750
    Operating income                  13,283         17,926         16,507
    Net income                         7,386         10,747          9,720

The major factor in the sales decline between 2005 and 2004 was sales to SEARS which were down roughly $19 million compared to 2004. Approximately $7 million of this decline relates to a decision by SEARS not to carry an arcade product that was introduced in 2004. The remainder of the shortfall, approximately $12 million, reflects a decision by SEARS in 2005, to change its focus from increasing sales to increasing gross margins. As a result, SEARS increased consumer prices and decreased spending on advertising which resulted in lower overall sales volume. Other than the arcade product previously mentioned, the Company did not lose any product placement at SEARS to competitors, but was negatively impacted by the lower sales volume. Sporting goods sales were also negatively impacted by consumer focus on electronics during the 2005 holiday season which particularly impacted sales of table games such as air hockey and soccer. These declines were partially offset by increased product placement at specialty retailers and sales related to the ChildLife acquisition which added $4.5 million in wooden swing set sales to 2005. Overall, year-end inventories at major customers appear to be in line with historical balances and the Company does not expect this to have a major impact on 2006. The Company believes that it continues to have a very strong relationship with SEARS, and that SEARS will continue to be a significant customer. However, the Company can not determine at this time what impact the current SEARS strategy will have on future sales. The Company continues to focus on diversifying product offerings through acquisition and innovation. It is also focused on diversifying distribution channels through increasing product placement in the specialty dealer channel. Management anticipates that its strategy to grow the specialty dealer channel as well as broader customer diversification in other channels will enable it to replace in 2006 a significant portion of the sales volume lost in 2005.

Revenues in 2004 were higher than 2003 due to the introduction of an arcade product at SEARS that generated $7 million in sales to SEARS and increased sales of Archery products related to its 2003 acquisition of Bear Archery.

As a percentage of net sales, operating income from Sporting Goods declined in 2005 to 11.0% compared to 12.7% in 2004 and 12.3% in 2003. This decline is attributed to a change in product mix which resulted in a lower gross margin ratio. Management anticipates improvement in this ratio as it diversifies into higher margin products and distribution channels.

Office Products

Net sales, operating income, and net income for the Office Products business segment for the three years ended December 31, 2005 were as follows:

    In Thousands                        2005           2004           2003
    ----------------------------------------------------------------------
    Net Sales                     $   64,621     $   76,040     $   81,518
    Operating income                   8,760            573          5,506
    Net income (loss)                  5,683         (1,634)         4,223

Net sales in 2005 declined 15% compared to the prior year primarily due to the rationalization of low margin products and unprofitable customers. The products rationalized are non-core products produced by third-parties and relate to the shredder acquisition in 2003. This rationalization was an integral part of the restructuring plans announced in 2004. The Company also terminated relationships with several European customers where it could not achieve profitable sales agreements. Although a lesser factor, further reductions in government spending on high security shredders added to the 2005 sales decline. High security shredders sales peaked in 2003 after the introduction of new security standards in 2002. Completion of the product rationalization plan in 2006 will result in a further reduction of sales. However, the introduction of a new line of shredders with a more competitive price point is expected to offset this reduction in sales and result in 2006 net sales roughly equal to the level achieved in 2005.

Net sales in 2004 were lower than 2003 as a result of declining government purchases of high security shredders; a declining market for the third party products acquired with the data shredder acquisition in 2003; and higher customer program costs that are charged against revenues as incurred.

Net operating income increased significantly in 2005 compared to 2004 as a result of improved gross margins; synergies gained through the consolidation of distribution and manufacturing in North America; and the absence of restructuring costs and the goodwill impairment loss recorded in 2004. The improved gross margin accounted for roughly $3.1 million, or 38% of the increase in net operating income. Management believes it can sustain this level of profitability in 2006.

Net operating income in 2004 was substantially down from 2003 due to restructuring costs of $2.4 million; a goodwill impairment loss of $1.3 million; and other unusual charges in the fourth quarter totaling $4.2 million. Management believes that the restructuring charges incident to the European operations and the manufacturing operations related to the Master Product(TM) brands were necessary to make the Company more competitive. The goodwill impairment loss represents an adjustment to goodwill directly associated with the Master Product(TM) brand. The unusual write-downs in the fourth quarter of 2004 consisted of $2.2 million in inventory write-downs related to third party products with low margins and deteriorated market demand; $0.6 million in estimated settlement and legal costs; and $1.4 million in adjustments to assets related to joint ventures in China and Brazil.

Financial Condition and Liquidity

The Company's continued profitability enables it to continue to maintain a very strong balance sheet. The current ratio, a basic measure of liquidity (current assets divided by current liabilities), increased to 2.3 as of December 31, 2005; significantly higher than 1.8 as of December 25, 2004 and 1.4 at December 27, 2003. Accounts receivable balances at the end of 2005 declined significantly from the prior year as a direct result of the lower sales volume to SEARS and unexpected fourth quarter order cancellations of sporting goods products resulted in higher inventory levels at the end of 2005 compared to 2004. Management believes that it will be able to sell this product in the first half of 2006 without any adverse impact on operating results. Because of strong cash flows, the Company had no short term notes payable to banks as of the end of 2005, compared to $11.6 million at the end of 2004. Long term debt, including current portion, increased a modest $3.3 million resulting in an overall debt reduction of $8.3 million. As a percentage of stockholders' equity, long-term bank debt was 25% at December 31, 2005 compared to 22% at December 25, 2004.

Cash provided by net income, adjusted for non-cash related items, totaled $24.6 million in 2005; up from the $15.4 million generated in 2004, and comparable to the $26.5 million generated in 2003. The major factors for the increase in 2005 were higher profits and a decline in accounts receivable incident to a lower sales volume. Cash provided by operations in 2004 was lower than that recorded in 2003 primarily due to lower profits.

Spending on property, plant and equipment in 2005 totaled $8.4 million, of which $6.6 million related to a new manufacturing facility in Reynosa, Mexico which will be completed during the first quarter of 2006. The Company expects to spend an additional $0.6 million on this plant in 2006. The Company also invested $3.2 million in acquiring substantially all of the assets of ChildLife, a manufacturer of premium wooden swing sets. The Company anticipates expenditures for property, plant and equipment in 2006 to be roughly in line with prior years.

On February 27, 2006, the Company acquired substantially all of the assets and liabilities of Family Industries, Inc., a manufacturer of residential wooden swing sets, for $7.1 million in cash. The Company is actively engaged in seeking additional acquisitions, but cannot at this time predict whether or not it will close any such deals in 2006.

Cash used in financing activities in 2005 was slightly higher than 2004 due principally to the stock repurchase program under which the Company acquired 163,354 shares of its own stock.

The Company's working capital requirements are primarily funded from cash flows from operations and revolving credit agreements with its bank. During 2005 the Company's maximum borrowings under its primary revolving credit lines aggregated $37.4 million and the Company met all its debt covenants. Rising interest rates resulted in an increase in the effective interest rate in 2005 to 5.8%, compared to 3.4% in 2004. The Company's relationship with its primary lending bank remains strong and the Company expects to have access to the same level of revolving credit that was available in 2005. In addition, the Company believes it can quickly reach agreement with its current lending bank or an alternate lending source to increase available credit should the need arise.

On March 10, 2006, The Company announced the payment of an annual dividend of $0.20 per share to all shareholders of record on March 17, 2006, payable on March 24, 2006.

New Accounting Pronouncements

The following new accounting pronouncements have not yet been adopted by the Company. A more detailed description may be found in the Notes to the Consolidated Financial Statements.

In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R Stock-Based Payments (SFAS 123R), an amendment to SFAS 123 Accounting for Stock-Based Compensation which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. The effective date of this standard is fiscal years beginning after June 15, 2005. Therefore, the effective date of this standard for the Company is January 1, 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date as well as for the unvested portion of awards existing as of the effective date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. Beginning January 1, 2006, the Company will comply with SFAS 123R using a modified version of prospective application. Under this transition method, compensation cost is recognized for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. The Company will not restate financial statements for prior periods but will continue to include pro forma disclosures required for those periods by SFAS 123. Based on the fair value of options outstanding as of December 31, 2005 on the respective grant dates and the option-pricing model assumptions detailed in Note 1 to the Consolidated Financial Statments, the Company will recognize compensation expense related to stock options of $494 thousand in 2006, $372 thousand in 2007 and $351 thousand in 2008. These amounts will increase depending on the number and value of options issued in future years.

In November 2004, the FASB issued SFAS No. 151 Inventory Costs, an amendment of ARB No. 43, chapter 4. SFAS No. 51 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of this standard will have a material effect on the Company's financial statements.

Off Balance Sheet Financing Arrangements

The Company has no financing arrangements that are not recorded on the Company's balance sheet.

Contractual Obligations

The following schedule summarizes the Company's contractual obligations as of December 31, 2005:

                                                          Payments Due by Period
                                  ----------------------------------------------------------------------
                                                 Less than 1                                 More than 5
Contractual Obligations              Total          year        1 - 3 years    3 - 5 years     years
--------------------------------------------------------------------------------------------------------
Long-term debt                    $   19,553     $    1,066     $   15,787     $       --     $    2,700
Future interest payments (1)           3,216            961          1,419             83            753
Future interest payments
  (receipts) under the
  Interest rate swap
  agreement (2)                         (191)           (79)          (112)            --             --
Operating Leases                       2,424          1,240            957            202             25
Minimum payments under
  royalty agreements                   1,150            350            700             --            100
                                  ----------     ----------     ----------     ----------     ----------
Total                             $   26,152     $    3,538     $   18,751     $      285     $    3,578
                                  ==========     ==========     ==========     ==========     ==========

Notes:

(1) Assumes that the Company will not increase borrowings under its long-term credit agreements and that the effective interest rate experienced in 2005 (5.8%) will continue for the life of the agreements.
(2) Assumes that the LIBOR rate (4.3%) at December 31, 2005 will remain unchanged for the term of the swap agreement.

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

Effect of Inflation

The Company cannot accurately determine the precise effects of inflation; however, there were some increases in sales and costs due to inflation in 2005. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expenses; improving manufacturing technologies; and redesigning products to keep these costs under control.

Capital Expenditures

As of December 31, 2005, the Company had no material commitments for capital expenditures.

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

A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company's foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes would not have resulted in a material impact on income before taxes for the year ended December 31, 2005.

A substantial portion of the Company's debt is based on U.S. prime and LIBOR interest rates. In an effort to lock-in current low rates and mitigate the risk of unfavorable interest rate fluctuations the Company has entered into an interest rate swap agreement. This agreement effectively converted a portion of its variable rate debt into fixed rate debt.

An adverse movement of equity market prices would have an impact on the Company's long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At December 31, 2005 the aggregate book value of long-term marketable equity securities was $3.2 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.

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

The management of Escalade assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company's internal controls. Based on this assessment, management believes that, as of December 31, 2005, the Company's internal control over financial reporting was effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by BKD LLP, an independent registered public accounting firm that audited the Company's consolidated financial statements included in this annual report. The attestation report on management's assessment of the Company's internal control over financial reporting prepared by the independent registered public accounting firms are included below in this Item 9A.

/s/ C. W. "Bill" Reed, Chief Executive Officer      /s/ Terry Frandsen, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2005. In connection with such evaluation, there have been no changes to the Company's internal control over financial reporting that occurred since the beginning of the Company's fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Audit Committee,
Board of Directors and Stockholders
Escalade, Incorporated
Wabash, Indiana

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that Escalade, Incorporated (Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit. We did not examine the effectiveness of internal control over financial reporting of Martin Yale International, GmbH, a wholly-owned subsidiary, whose consolidated financial statements reflect total assets and net sales of $24,132 and $31,923 (dollars in thousands), respectively, included in the related consolidated financial statement amounts as of and for the year ended December 31, 2005. The effectiveness of this subsidiary's internal control over financial reporting was audited by other accountants whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of the subsidiary's internal control over financial reporting, is based solely on the report of the other accountants.

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

In our opinion, based on our audit and the report of other accountants, management's assessment that Escalade, Incorporated maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, based on our audit and the report of other accountants, Escalade, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Escalade, Incorporated, and our report dated February 17, 2006, expressed an unqualified opinion thereon.

/s/ BKD, LLP
Evansville, Indiana
February 17, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Martin Yale International GmbH,
Markdorf/Germany

We have audited management's assessment, included in the accompanying "Management's Report on Internal Control over Financial Reporting", that Martin Yale International GmbH, Markdorf/Germany maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Martin Yale International GmbH, Markdorf/Germany maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Martin Yale International GmbH, Markdorf/Germany maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005, and the related consolidated statements of income, and cash flows for the period ended December 31, 2005, and the related financial statement schedule in the period ended December 31, 2005, and our report dated February 16, 2006, expressed an unqualified opinion thereon.

/s/ FALK & Co GmbH
Wirtschaftsprufungsgesellschaft
Steuerberatungsgesellschaft
Heidelberg/Germany
February 16, 2006

ITEM 9B -- OTHER INFORMATION

None.

                                    Part III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 22, 2006 under the captions "Certain Beneficial Owners," "Election of Directors," and "Executive Officers of the Registrant" and is incorporated herein by reference.

ITEM 11-- EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 22, 2006 under the caption "Executive Compensation" and is incorporated herein by reference, except that the information required by Items 402(k) and
(l) of Regulation S-K which appear within such caption under the sub-headings "Compensation and Stock Option Committees", "Report of Audit Committee" and "Financial Performance" are specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant's proxy statement relating to its annual meeting of stockholders scheduled to be held on April 22, 2006 under the caption "Certain Beneficial Owners" and is incorporated herein by reference.

                      Equity Compensation Plan Information

                                                    Number of           Weighted-Average
                                             Securities to be Issued    Exercise Price of          Number of
                                                 Upon Exercise of      Outstanding Options,   Securities Remaining
                                               Outstanding Options,         Warrants           Available for Future
Plan Category                                  Warrants and Rights         and Rights               Issuance
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
  security holders (1)                                  730,569        $         11.95                924,169
Equity compensation plans not approved by
  security holders                                           --                     --                     --
                                                ---------------        ---------------        ---------------
       Total                                            730,569                                       924,169
                                                ===============                               ===============

(1) These plans are the Company's 1997 Incentive Stock Option Plan and the 1997 Director Stock Option Plan.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14 -- PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the registrant's proxy statement relating to its annual meeting of stockholders scheduled to be held on April 22, 2006 under the caption "Principal Accounting Firm Fees" and is incorporated herein by reference.

                                     Part IV

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as a part of this report:

         (1)      Financial Statements
                  Report of Independent Registered Public Accounting Firm Consolidated financial statements of Escalade, Incorporated and subsidiaries:
                     Consolidated balance sheets--December 31, 2005 and
                       December 25, 2004
                     Consolidated statements of income--fiscal years ended
                       December 31, 2005, December 25, 2004, and December 27,
                       2003
                     Consolidated statements of stockholders' equity--fiscal
                       years ended December 31, 2005, December 25, 2004, and December 27, 2003
                    Consolidated statements of cash flows--fiscal years ended
                         December 31, 2005, December 25, 2004 and December 27, 2003
                     Notes to consolidated financial statements

         (2)      Financial Statement Schedules
                  Report of Independent Registered Accounting Firm on financial statement schedules
                  For the three-year period ended December 31, 2005:
                     Schedule II--Valuation and qualifying accounts

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

                  10.13 Offset Waiver Agreement dated as of September 5, 2003 between Escalade, Incorporated, Bank One, National Association, Indian-Martin, Inc., Harvard Sports, Inc., Indian Industries, Inc., Martin Yale Industries, Inc., Master Products Manufacturing Company, Inc., U.S. Weight, Inc. and Bear Archery, Inc. (j)
                  10.14 Loan Agreement dated September 1, 1998 between Martin Yale Industries, Inc. and City of Wabash, Indiana (f)
                  10.15 Trust Indenture between the City of Wabash, Indiana and Bank One Trust Company, NA as Trustee dated September 1, 1998 relating to the Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1998 (Martin Yale Industries, Inc. Project) (f)
                  10.16 First Amendment to Credit Agreement dated September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association, a national banking association. The Effective date of the Amendment was July 15, 2004. (k)
                  10.17 Fourth amendment to amended and restated credit agreement dated June 1, 2003 by and between Escalade, Incorporated and Bank One, N.A. a national banking association. The Effective date of amendment was July 15, 2004. (l)
                  10.18 Euro revolving note dated July 15, 2004, in principal amount of (euro)2,500,000, executed by Escalade, Incorporated in favor of Bank One, N.A., London branch. (l)
                  10.19 Uncommitted overdraft facility not to exceed 1.0 million Euro and 500 thousand pounds sterling between Escalade, Incorporated and Bank One, N.A., London branch. (l)

         (4)      Executive Compensation Plans and Arrangements
                  10.20    The Harvard Sports/Indian Industries, Inc. 401(k)
                           Plan as amended and merged in 1993 (c)
                  10.21    Martin Yale Industries, Inc. 401(k) Retirement Plan
                           as amended in 1993 (c)
                  10.22    Incentive Compensation Plan for Escalade,
                           Incorporated and its subsidiaries (a)
                  10.23    Example of contributory deferred compensation
                           agreement between Escalade, Incorporated and certain
                           management employees allowing for deferral of
                           compensation (a)
                  10.24    1997 Director Stock Compensation and Option Plan (e)
                  10.25    1997 Incentive Stock Option Plan (e)
                  10.26    1997 Director Stock Compensation and Option Plan
                           Certificate (m)
                  10.27    1997 Incentive Stock Option Plan Certificate (m)
                  10.28    Escalade, Incorporated schedule of Directors
                           Compensation
                  10.29    Escalade, Incorporated schedule of Executive Officers
                           Compensation
                  21       Subsidiaries of the Registrant
                  23.1     Consent of BKD, LLP
                  23.2     Consent of FALK & Co GmbH
                  31.1     Chief Executive Officer Rule 13a-14(a)/15d-14(a)
                           Certification
                  31.2     Chief Financial Officer Rule 13a-14(a)/15d-14(a)
                           Certification
                  32.1     Chief Executive Officer Section 1350 Certification
                  32.2     Chief Financial Officer Section 1350 Certification


                  (a) Incorporated by reference from the Company's Form S-2 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987
                  (b)      Intentionally not used
                  (c) Incorporated by reference from the Company's 1993 Annual Report on Form 10-K
                  (d) Incorporated by reference from the Company's 1995 Annual Report on Form 10-K
                  (e) Incorporated by reference from the Company's 1997 Proxy Statement
                  (f) Incorporated by reference from the Company's 1998 Third Quarter Report on Form 10-Q
                  (g) Incorporated by reference from the Company's 2001 Third Quarter Report on Form 10-Q
                  (h) Incorporated by reference from the Company's 2002 Third Quarter Report on Form 10-Q
                  (i) Incorporated by reference from the Company's 2003 Second Quarter Report on Form 10-Q
                  (j) Incorporated by reference from the Company's 2003 Third Quarter Report on Form 10-Q
                  (k) Incorporated by reference from the Company's 2004 Second Quarter Report on Form 10-Q
                  (l) Incorporated by reference from the Company's 2004 Third Quarter Report on Form 10-Q
                  (m) Incorporated by reference from the Company's 2004 Annual Report on Form 10-K

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                          Index to Financial Statements


The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants' Report are submitted herewith:

                                                                            Page

Report of Independent Registered Accounting Firm.............................29

Consolidated financial statements of Escalade, Incorporated and subsidiaries:

  Consolidated balance sheets--December 31, 2005 and December 25, 2004.......31

  Consolidated statements of income--fiscal years ended December 31, 2005,
   December 25, 2004 and December 27, 2003...................................32

  Consolidated statements of stockholders' equity--fiscal years ended
   December 31, 2005, December 25, 2004 and December 27, 2003................33

  Consolidated statements of cash flows--fiscal years ended December 31,
   2005, December 25, 2004 and December 27, 2003.............................34

  Notes to consolidated financial statements.................................35

[GRAPHIC LOGO OMITTED]
      BKD LLP


             Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Escalade, Incorporated
Wabash, Indiana

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 2005 and 2004 consolidated financial statements of Martin Yale International, GmbH, a wholly-owned subsidiary, which consolidated statements reflect total assets of $24,132 and $33,547 and net sales of $31,923 and $40,233 (dollars in thousands) for 2005 and 2004, respectively, included in the related consolidated financial statement amounts as of and for the years ended December 31, 2005 and December 25, 2004. Those consolidated statements were audited by other auditors, whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Martin Yale International, GmbH, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other accountants for 2005 and 2004, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalade, Incorporated as of December 31, 2005 and December 25, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Escalade, Incorporated's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated February 17, 2006, expressed unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting.


/s/ BKD LLP
-------------------
Evansville, Indiana
February 17, 2006

FALK & Co


             Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Martin Yale International GmbH,
Markdorf/Germany

We have audited the accompanying consolidated balance sheet of Martin Yale International GmbH, Markdorf/Germany and Subsidiaries (the Company) as of December 31, 2005 and December 25, 2004 and the related consolidated statements of income and cash flows for each of the year ended December 31, 2005 and December 25, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of 2005 and 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and December 25, 2004 and the consolidated results of its operations and its cash flows for each of the two years ended December 31, 2005 and December 25, 2004, in conformity with accounting principles generally accepted in Germany.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2006, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ FALK & Co GmbH
-------------------------------
Wirtschaftsprufungsgesellschaft
Steuerberatungsgesellschaft
Heidelberg/Germany,
February 16, 2006


                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                      December 31,    December 25,
All Amounts in Thousands Except Share Information                         2005            2004
--------------------------------------------------------------------------------------------------
Assets
   Current assets
     Cash and cash equivalents                                       $       3,017   $       3,050
     Receivables, less allowances of $1,544 and $2,510                      31,744          44,363
     Inventories                                                            33,049          30,482
     Prepaid expenses                                                        1,559           3,011
     Deferred income tax benefit                                             1,818           2,496
                                                                     -------------   -------------
         Total current assets                                               71,187          83,402

   Property, plant and equipment, net                                       20,307          16,498
   Intangible assets                                                         6,634           8,019
   Goodwill                                                                 17,157          17,888
   Investments                                                               7,786           6,446
   Interest rate swap                                                          181            (386)
   Other assets                                                              2,044           2,846
                                                                     -------------   -------------
         Total assets                                                $     125,296   $     134,713
                                                                     =============   =============

Liabilities and Stockholders' Equity
   Current liabilities
     Notes payable--bank                                             $          --   $      11,638
     Current portion of long-term debt                                       1,066             354
     Trade accounts payable                                                  3,518           8,034
     Accrued liabilities                                                    24,429          27,438
     Income tax payable                                                      1,854             142
                                                                     -------------   -------------
         Total current liabilities                                          30,867          47,606

   Long-term debt, less current portion                                     18,487          15,896
   Deferred compensation                                                     1,349           1,233
   Commitments and contingencies - see note                                     --              --
                                                                     -------------   -------------
         Total liabilities                                                  50,703          64,735

   Stockholders' equity
     Preferred stock
       Authorized:  1,000,000 shares, no par value, none issued
     Common stock
       Authorized:  30,000,000 shares, no par value
       Issued and outstanding:  2005--12,946,869 shares,
         2004--13,031,064 shares                                            12,947          13,031
     Retained earnings                                                      60,696          52,394
     Accumulated other comprehensive income                                    950           4,553
                                                                     -------------   -------------
         Total stockholders' equity                                         74,593          69,978
                                                                     -------------   -------------
         Total liabilities and stockholders' equity                  $     125,296   $     134,713
                                                                     =============   =============

See notes to consolidated financial statements.


                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                      Years Ended
                                                      ---------------------------------------------
                                                       December 31,    December 25,    December 27,
All Amounts in Thousands Except Per Share Data             2005            2004            2003
---------------------------------------------------------------------------------------------------
Net Sales                                             $     185,617   $     217,684   $     216,268

Costs, Expenses and Other Income
   Cost of products sold                                    130,021         158,391         154,365
   Selling, administrative and general expenses              36,444          40,045          40,907
   Restructuring costs                                         (631)          2,366              --
   Goodwill impairment loss                                      --           1,312              --
                                                      -------------   -------------   -------------

Operating Income                                             19,783          15,570          20,996

   Interest expense                                           1,482           1,772           2,282
   Other expense (income)                                      (915)            (19)         (2,509)
                                                      -------------   -------------   -------------

Income Before Income Taxes                                   19,216          13,817          21,223

Provision for Income Taxes                                    7,274           5,990           6,373
                                                      -------------   -------------   -------------

Net Income                                            $      11,942   $       7,827   $      14,850
                                                      =============   =============   =============
Earnings Per Share Data
   Basic earnings per share                           $        0.91   $        0.60   $        1.15
                                                      =============   =============   =============
   Diluted earnings per share                         $        0.90   $        0.59   $        1.13
                                                      =============   =============   =============

See notes to consolidated financial statements.


                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity


                                                                                                  Accumulated
                                                                                                     Other
                                                          Common Stock                           Comprehensive
                                                 ---------------------------       Retained          Income
All Amounts in Thousands                               Shares        Amount        Earnings          (Loss)        Total
-------------------------------------------------------------------------------------------------------------------------
Balances at December 28, 2002                          13,018         13,018         32,881            (24)        45,875

   Comprehensive income
     Net income                                                                      14,850                        14,850
     Unrealized gain on securities,
       net of tax                                                                                      103            103
     Foreign Currency Translation
       Adjustment, net of tax                                                                        2,853           2853
     Unrealized Loss on Interest Rate
       Swap Agreement, net of tax                                                                     (685)          (685)
                                                                                                             ------------
     Total comprehensive income                                                                                    17,121

   Exercise of stock options                              120            120            230                           350
   Stock issued under the Director Stock
     Option Plan                                            4              4             47                            51
   Purchase of stock                                     (288)          (288)        (1,826)                       (2,114)
                                                 ------------------------------------------------------------------------

Balances at December 27, 2003                          12,854         12,854         46,182          2,247         61,283

   Comprehensive income
     Net income                                                                       7,827                         7,827
     Unrealized gain on securities,
       net of tax                                                                                      102            102
     Foreign Currency Translation
       Adjustment, net of tax                                                                        1,770          1,770
     Unrealized Gain on Interest Rate
       Swap Agreement, net of tax                                                                      434            434
                                                                                                             ------------
     Total comprehensive income                                                                                    10,133

   Exercise of stock options                              226            226            814                         1,040
   Dividend Paid                                                                     (1,556)                       (1,556)
   Stock issued under the Director Stock
     Option Plan                                           10             10             52                            62
   Purchase of stock                                      (59)           (59)          (925)                         (984)
                                                 ------------------------------------------------------------------------

Balances at December 25, 2004                          13,031         13,031         52,394          4,553         69,978

   Comprehensive income
     Net income                                                                      11,942                        11,942
     Unrealized loss on securities,
       net of tax                                                                                      (78)           (78)
     Foreign Currency Translation
       Adjustment, net of tax                                                                       (3,893)        (3,893)
     Unrealized Gain on Interest Rate
       Swap Agreement, net of tax                                                                      368            368
                                                                                                             ------------
     Total comprehensive income                                                                                     8,339

   Exercise of stock options                               82             82            231                           313
   Dividend Paid                                                                     (1,961)                       (1,961)
   Stock issued under the Director Stock
     Option Plan                                            6              6             90                            96
   Purchase of stock                                     (172)          (172)        (2,000)                       (2,172)
                                                 ------------------------------------------------------------------------

Balances at December 31, 2005                          12,947   $     12,947   $     60,696   $        950   $     74,593
                                                 ============   ============   ============   ============   ============

See notes to consolidated financial statements.


                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           (All Amounts in Thousands)

                                                                 December 31     December 25     December 27
Years Ended                                                          2005            2004            2003
-------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                   $      11,942   $       7,827   $      14,850
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization                                      4,735           5,016           5,301
     Goodwill impairment                                                   --           1,312              --
     Provision for doubtful accounts                                      561           1,523             374
     Deferred income taxes                                               (466)         (1,022)         (1,042)
     Provision for deferred compensation                                  116             132             121
     Deferred compensation paid                                            --            (307)            (50)
     (Gain) loss on disposals of assets                                   226             130             (25)
     Changes in
       Accounts receivable                                             13,553            (399)          2,834
       Inventories                                                     (2,868)            138           5,959
       Prepaids                                                          (122)         (1,350)            262
       Other assets                                                     1,428            (575)         (1,024)
       Income tax payable                                               1,426            (205)           (264)
       Accounts payable and accrued expenses                           (5,899)          3,143            (770)
                                                                ---------------------------------------------
         Net cash provided by operating activities                     24,632          15,363          26,526
                                                                ---------------------------------------------

Investing Activities
   Change in cash surrender value, net of loans and premiums               --              --            (153)
   Purchase of property and equipment                                  (8,395)         (2,410)         (2,564)
   Purchase of long-term investments                                       --              --            (846)
   Acquisitions, net of cash acquired                                  (3,213)           (632)        (10,730)
   Proceeds from sale of property and equipment                            70             288             207
   Equity investment in Schleicher & Co. International AG                  --              --          (9,886)
                                                                ---------------------------------------------
         Net cash used by investing activities                        (11,538)         (2,754)        (23,972)
                                                                ---------------------------------------------

Financing Activities
   Net increase (decrease) in notes payable--bank                      (7,597)         (8,303)         (2,270)
   Proceeds from exercise of stock options                                409           1,040             350
   Reduction of long-term debt                                           (354)           (354)         (1,848)
   Purchase of stock                                                   (2,172)           (984)         (2,114)
   Cash dividend paid                                                  (1,961)         (1,556)             --
                                                                ---------------------------------------------
         Net cash used by financing activities                        (11,675)        (10,157)         (5,882)
                                                                ---------------------------------------------

Effect of exchange rate changes on cash                                (1,452)            (50)            606
                                                                ---------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                          (33)          2,402          (2,722)

Cash and Cash Equivalents, Beginning of Year                            3,050             648           3,370
                                                                ---------------------------------------------

Cash and Cash Equivalents, End of Year                          $       3,017   $       3,050   $         648
                                                                =============================================
Supplemental Cash Flows Information
   Interest paid                                                $       1,815   $       1,741   $       2,285
   Income taxes paid                                                    5,561           8,418           7,207

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

Principles of Consolidation

The consolidated financial statements include the accounts of Escalade, Incorporated and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

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

Fiscal Year End

The Company's fiscal year is a 52 or 53 week period ending on the last Saturday in December. Fiscal 2005 was 53 weeks long ending on December 31, 2005, while fiscal 2004 and 2003, were each 52 weeks long ending on December 25, 2004, and December 27, 2003, respectively.

Cash and Cash Equivalents

Highly liquid financial instruments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents.

Fair Values of Financial Instruments

Fair values of cash equivalents approximate cost due to the short period of time to maturity. Fair values of long-term investments, non-marketable debt investments, short-term debt, long-term debt and swaps, are based on quoted market prices or pricing models using current market rates. The Company believes the carrying value of short-term debt and long-term debt adequately reflects the fair value of these instruments. For the company's portfolio of non-marketable equity securities, management believes that the carrying value of the portfolio approximates the fair value at December 31, 2005. All of the estimated fair values are management's estimates; however, there is no readily available market and the estimated fair value may not necessarily represent the amounts that could be realized in a current transaction, and these fair values could change significantly.

Inventories

Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower cost or market. This inventory valuation reserve totaled $3.9 million and $6.3 million at fiscal year-end 2005 and 2004, respectively. Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

In Thousands                                                2005           2004
-------------------------------------------------------------------------------
    Raw materials                                     $    7,128     $    8,562
    Work in process                                        5,358          5,142
    Finished goods                                        20,563         16,778
                                                      ----------     ----------
                                                      $   33,049     $   30,482
                                                      ==========     ==========

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

In Thousands                                                2005           2004
-------------------------------------------------------------------------------

   Land                                               $    2,672     $    1,853
   Buildings and leasehold improvements                   19,520         15,799
   Machinery and equipment                                33,725         34,562
                                                      ----------     ----------
   Total cost                                             55,917         52,214
   Accumulated depreciation and amortization             (35,610)       (35,716)
                                                      ----------     ----------
                                                      $   20,307     $   16,498
                                                      ==========     ==========

Investments

Investments at fiscal year-ends are composed of the following:

In Thousands                                                2005           2004
-------------------------------------------------------------------------------
   Marketable equity securities available for sale    $    3,172     $    1,843
   Non-marketable equity investments (cost method)            --            587
   Non-marketable equity investments (equity method)       4,614          4,016
                                                      ----------     ----------
                                                      $    7,786     $    6,446
                                                      ==========     ==========

Marketable Equity Securities Available for Sale. This consists of marketable equity securities recorded at fair value with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. Summarized financial data for these securities at fiscal year-end were as follows:

In Thousands                                                2005           2004
-------------------------------------------------------------------------------
   Cost basis                                         $    2,984     $    1,542
   Unrealized gain                                           188            301
                                                      ----------     ----------
   Approximate fair market value                      $    3,172     $    1,843
                                                      ==========     ==========

Non-Marketable Equity Investments. The Company has minority equity positions in companies strategically related to the company's business. The Company does not have control over these companies and the accounting method employed is dependent on the degree of influence the Company can exert on the operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the company's proportionate share of income or losses is recorded in other expense (income) on the consolidated statement of income. The proportionate share of income was $1,455 thousand, $1,291 thousand, and $861 thousand in 2005, 2004 and 2003, respectively. Total cash dividends received from these equity investments amounted to $638 thousand, $331 thousand, and $293 thousand in 2005, 2004 and 2003, respectively. The Company considers whether the fair values of any of its equity investments have declined below their carrying value whenever adverse

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments' industry), a write-down is recorded to estimated fair value.

Intangible Assets

The Company has various intangible assets including consulting agreements, patents, trademarks, non-competition agreements and goodwill. Amortization is computed using the straight-line method over the following lives: consulting agreements, the life of the agreement; non-compete agreements, the lesser of the term or 5 years; and patents, 5 to 8 years. Trademarks are deemed to have indefinite useful lives and accordingly are not amortized, but evaluated on an annual basis to determine whether any impairment in value has occurred.

Employee Stock Option Plan

The Company has two stock-based compensation plans which were approved by the stockholders at the Company's 1997 annual meeting. Under these plans 1,800,000 common shares are reserved for issuance under an Incentive Stock Option Plan
(ISO) and 600,000 common shares for issuance under a Director Stock Option Plan
(DSO). The following table summarizes the option activity under the two plans:

                          Incentive Stock               Director Stock
                      Granted    Outstanding        Granted    Outstanding
         -----------------------------------------------------------------
         2005         250,000        713,324          2,767         17,245
         2004         196,600        555,374          4,126         23,556
         2003         174,800        606,800          2,378         32,590

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

In anticipation of the effective date of SFAS 123R Share-Based Payment (SFAS
123R) which requires the expensing of stock options based on fair-value assessments, the Company elected in the fourth quarter of fiscal 2005, to accelerate the vesting of 167,800 outstanding options where the exercise price ($19.21 per share) exceeded the market price for the Company's stock. This resulted in the immediate recognition of the pro-forma stock-based employee compensation costs associated with these options. Accordingly, the pro-forma compensation expense reported in the tables below reflects the additional stock-based employee compensation expense associated with these options.

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

                                        2005           2004           2003
                                  ----------------------------------------

Risk-free interest rates                3.77%          3.07%          2.90%
Dividend yields                         1.20%             0%             0%
Volatility factors of expected
 market price of common stock           53.8%            50%            46%
Weighted average expected life
 of the options                      4 years        5 years        5 years

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In Thousands Except Per Share Amounts                                 2005           2004           2003
--------------------------------------------------------------------------------------------------------
    Net income, as reported                                     $   11,942     $    7,827     $   14,850
    Less:  Total stock-based employee compensation cost
    determined under the fair value based method, net of
    income taxes                                                    (1,823)          (801)          (440)
                                                                ----------     ----------     ----------
    Pro forma net income                                        $   10,119     $    7,026     $   14,410
                                                                ==========     ==========     ==========

    Earnings per share
    Basic--as reported                                          $     0.91     $     0.60     $     1.15
                                                                ==========     ==========     ==========
    Basic--pro forma                                            $     0.78     $     0.54     $     1.11
                                                                ==========     ==========     ==========

    Diluted--as reported                                        $     0.90     $     0.59     $     1.13
                                                                ==========     ==========     ==========
    Diluted--pro forma                                          $     0.77     $     0.53     $     1.09
                                                                ==========     ==========     ==========

Foreign Currency Translation

The functional currency for the foreign operations of Escalade is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Stockholders' Equity and are excluded from net income. Gains or losses resulting from foreign currency transactions are included in Other expense (income) in the Consolidated Statements of Income and were insignificant in fiscal years 2005, 2004, and 2003.

Cost of Products Sold

Cost of products sold are comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Other Expense (Income)

The components of Other Expense (Income) were as follows:

In Thousands                                                          2005           2004           2003
--------------------------------------------------------------------------------------------------------
    Amortization of intangibles                                 $    1,210     $    1,224     $    1,048
    Gain from European debt abatement                                   --             --         (1,442)
    Investment income                                               (1,628)          (601)        (1,253)
    Deferred compensation costs                                        116            133            (32)
    Vendor charge-backs                                                (80)          (255)          (480)
    Royalty income from patents                                       (382)          (711)          (187)
    Other                                                             (151)           191           (163)
                                                                ----------     ----------     ----------
                                                                $     (915)    $      (19)    $   (2,509)
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

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs incurred during 2005, 2004 and 2003 were approximately $1,991 thousand, $2,299 thousand, and $2,947 thousand, respectively.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net earnings.

New Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R Stock-Based Payment (SFAS 123R), an amendment to SFAS 123 Accounting for Stock-Based Compensation which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. The effective date of this standard is fiscal years beginning after June 15, 2005. Therefore, the effective date of this standard for the Company is January 1, 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date as well as for the unvested portion of awards existing as of the effective date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. Beginning January 1, 2006, the Company will comply with SFAS 123R using a modified version of prospective application. Under this transition method, compensation cost is recognized for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. The Company will not restate financial statements for prior periods but will continue to include pro forma disclosures required for those periods by SFAS 123. Based on the options outstanding as of December 31, 2005, the Company will recognize compensation expense related to stock options of $494 thousand in 2006, $372 thousand in 2007 and $351 thousand in 2008. These amounts will increase depending on the number and value of options issued in future years.

In November 2004, the FASB issued SFAS No. 151 Inventory Costs, an amendment of ARB No. 43, chapter 4. SFAS No. 51 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of this standard will have a material effect on the Company's financial statements.

Note 2 -- Certain Significant Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and the reported amounts of revenues and expenses during the reporting period. These estimates and judgments are evaluated on an ongoing basis and are based on experience; current and expected future conditions; third party evaluations; and various other assumptions believed reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and liabilities. Actual results may differ from the estimates and assumptions used in the financial statements and related notes.

Listed below are certain significant estimates and assumptions related to the preparation of the consolidated financial statements:

Product Warranty

The Company provides limited warranties on certain of its products, for varying periods. Generally, the warranty periods range from 90 days to one year. However, some products carry extended warranties of seven-year, ten-year, and

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

lifetime warranties. The Company records an accrued liability and expense for estimated future warranty claims based upon historical experience and management's estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and expense in the current year. A reconciliation of the liability is as follows:

In Thousands                                 2005           2004           2003
-------------------------------------------------------------------------------
    Beginning balance                  $    1,298     $    1,634     $    1,324
    Additions                                 472          1,294          1,447
    Deductions                               (727)        (1,630)        (1,137)
                                       ----------     ----------     ----------
    Ending balance                     $    1,043     $    1,298     $    1,634
                                       ==========     ==========     ==========

Inventory Valuation Reserves

The Company evaluates inventory for obsolescence and excess quantities based on demand forecasts based on specified time frames; usually one year. The demand forecast is based on historical usage, sales forecasts and current as well as anticipated market conditions. All amounts in excess of the demand forecast are deemed to be excess or obsolete and a reserve is established based on the anticipated net realizable value. A reconciliation of the reserve is as follows:

In Thousands                                 2005           2004           2003
-------------------------------------------------------------------------------
    Beginning balance                  $    6,223     $    5,465     $    1,182
    Additions                                 763          2,810          5,529
    Deductions                             (3,119)        (2,052)        (1,246)
                                       ----------     ----------     ----------
    Ending balance                     $    3,867     $    6,223     $    5,465
                                       ==========     ==========     ==========

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due between 30 and 60 days after the issuance of the invoice. Accounts are considered delinquent when more than 90 days past due. Delinquent receivables are reserved or written off based on individual credit evaluation and specific circumstances of the customer. A reconciliation of the allowance is as follows:

In Thousands                                 2005           2004           2003
-------------------------------------------------------------------------------
    Beginning balance                  $    2,510     $    1,991     $      550
    Additions                                 561          1,523          2,196
    Deductions                             (1,527)        (1,004)          (755)
                                       ----------     ----------     ----------
    Ending balance                     $    1,544     $    2,510     $    1,991
                                       ==========     ==========     ==========

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

In Thousands                                 2005           2004           2003
-------------------------------------------------------------------------------
    Beginning balance                  $      725     $      779     $      614
    Additions                               1,579          2,885          1,973
    Deductions                             (1,313)        (2,939)        (1,808)
                                       ----------     ----------     ----------
    Ending balance                     $      991     $      725     $      779
                                       ==========     ==========     ==========

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

In Thousands                                 2005           2004           2003
-------------------------------------------------------------------------------
    Beginning balance                  $    3,545     $    2,782     $    1,202
    Additions                               4,081          3,238          2,766
    Deductions                             (4,832)        (2,475)        (1,186)
                                       ----------     ----------     ----------
    Ending balance                     $    2,794     $    3,545     $    2,782
                                       ==========     ==========     ==========

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

In Thousands                                 2005           2004           2003
-------------------------------------------------------------------------------
    Beginning balance                  $    3,419     $    2,435     $    1,836
    Additions                               2,150          5,400          4,707
    Deductions                             (4,066)        (4,416)        (4,108)
                                       ----------     ----------     ----------
    Ending balance                     $    1,503     $    3,419     $    2,435
                                       ==========     ==========     ==========

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

In Thousands                                 2005           2004           2003
-------------------------------------------------------------------------------
    Beginning balance                  $      761     $    1,027     $    1,547
    Additions                               1,637          1,380          2,043
    Deductions                             (1,358)        (1,646)        (2,563)
                                       ----------     ----------     ----------
    Ending balance                     $    1,040     $      761     $    1,027
                                       ==========     ==========     ==========

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 3 --  Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands                                                2005           2004
-------------------------------------------------------------------------------
    Employee compensation                             $    9,742     $   10,247
    Customer related allowances and accruals              10,379         10,465
    Other accrued items                                    4,308          6,726
                                                      ----------     ----------
                                                      $   24,429     $   27,438
                                                      ==========     ==========

Note 4 -- Operating Leases

The Company leases warehouse and office space under non-cancelable operating leases that expire at various dates through 2011. Terms of the leases, including renewals, taxes, utilities, and maintenance, vary by lease. Total rental expense included in the results of operations relating to non-cancelable leases with terms of more than one year was $1,275 thousand, $1,998 thousand, and $2,232 thousand in 2005, 2004, and 2003, respectively.

At December 31, 2005, minimum rental payments under non-cancelable leases with terms of more than one year were as follows:

    In Thousands                                                       Amount
    ---------------------------------------------------------------------------
    2006                                                             $    1,240
    2007                                                                    610
    2008                                                                    347
    2009                                                                    102
    2010                                                                    100
    2011 and beyond                                                          25
                                                                     ----------
                                                                     $    2,424
                                                                     ==========

Note 5 -- Restructuring Costs

In 2004 the Company initiated a facility consolidation plan and involuntary employee terminations in the office product segment in order to reduce costs and increase the competitiveness of the Company. Under this plan the Company closed two facilities in North America and reduced its workforce by approximately 100 individuals in North America and 20 in Europe. Restructuring reserves, before taxes, were composed of the following:
                                        Severance      Facility
                                       and benefit     closure
In Thousands                              costs          costs          Total
-------------------------------------------------------------------------------
    Restructuring charges incurred     $    1,656     $      710     $    2,366
    Non-cash charges                           --           (540)          (540)
    Cash payments                            (378)            --           (378)
                                       ----------     ----------     ----------
    Balance at December 25, 2004            1,278            170          1,448
    Non-cash benefit                         (631)            --           (631)
    Cash payments                            (448)          (170)          (618)
                                       ----------     ----------     ----------
    Balance at December 31, 2005       $      199     $       --     $      199
                                       ==========     ==========     ==========

In December 2005, the Company settled two employment claims relating to the restructuring activities initiated in 2004. As a result, the Company reduced the restructuring liability by $631.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 6 -- Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

                                                  2005                          2004
                                       ---------------------------------------------------------
                                          Gross                         Gross
                                         Carrying     Accumulated      Carrying     Accumulated
In Thousands                              Amount      Amortization      Amount      Amortization
------------------------------------------------------------------------------------------------
    Patents                            $      6,078   $      2,982   $      6,078   $      2,158
    Consulting agreements                       876            874            810            760
    Non-compete agreements                    1,812          1,597          1,800          1,455
    Customer list                               622            360            630            271
    Trademarks                                3,180            121          3,466            121
                                       ------------   ------------   ------------   ------------
                                       $     12,568   $      5,934   $     12,784   $      4,765
                                       ============   ============   ============   ============

Amortization expense was $1,169 thousand, $1,324 thousand and $1,098 thousand for 2005, 2004 and 2003, respectively.

Estimated amortization expense for each reporting segment for each of the following four years is:

In Thousands                                2006           2007          2008           2009
------------------------------------------------------------------------------------------------
    Sporting Goods                     $        949   $        885   $        852   $        652
    Office Products                             118            118             --             --
                                       ------------   ------------   ------------   ------------
                                       $      1,067   $      1,003   $        852   $        652
                                       ============   ============   ============   ============

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

The changes in the carrying amount of goodwill were:

                                                       Sporting         Office
In Thousands                                             Goods         Products         Total
------------------------------------------------------------------------------------------------
    Balance at December 27, 2003                      $      7,151   $     11,626   $     18,777
    Impairment charge                                           --         (1,312)        (1,312)
    Foreign currency translation adjustment                     --            423            423
                                                      ------------   ------------   ------------
    Balance at December 25, 2004                             7,151         10,737         17,888
    Foreign currency translation adjustment                     --           (731)          (731)
                                                      ------------   ------------   ------------
    Balance at December 31, 2005                      $      7,151   $     10,006   $     17,157
                                                      ============   ============   ============

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 7 -- Borrowings

Short-Term Debt

Short-term debt at fiscal year-ends was as follows:

In Thousands                                                                             2005           2004
---------------------------------------------------------------------------------------------------------------
    Bank One Revolving line of credit                                               $         --   $     11,638
                                                                                    ============   ============

The Company's directly owned subsidiary, Indian-Martin, Inc., has a revolving line of credit under which it can borrow funds from time to time to purchase eligible accounts receivable from the company's operating subsidiaries which accounts are and will be pledged to secure those borrowings. At December 31, 2005, this line of credit aggregated $30 million, of which there were no borrowings. At the company's option, borrowings can be made under the bank's prime interest rate minus 1.25% or LIBOR plus 1.38%. During 2005 and 2004, weighted average daily borrowings under this line were $6,843 thousand and $12,423 thousand with effective interest rates of 5.9% and 2.9%, respectively.

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:

In Thousands                                                                             2005           2004
---------------------------------------------------------------------------------------------------------------
    Revolving term loan of $35,000, the amount available under this revolving term loan is reduced by $7,000 annually starting May 19, 2006, with the balance due May 19, 2008. At December 31, 2005, $10,000 had an interest rate of London Interbank Offered Rate (LIBOR) plus 1.00%, or 5.40%, and
        $5,787 had an interest rate of prime minus .75% or 6.50%, unsecured         $     15,787   $     10,000

    Revolving term loan of Euro 2,500 (approximately 2,961 US Dollars), the balance is due July 15, 2006 and bears an interest rate of EURIBOR plus
        2.00%, or 3.85% at December 31, 2005, unsecured                                      711          2,842

    Mortgage payable (Wabash, Indiana Adjustable Rate Economic Development
        Revenue Refunding Bonds), annual installments are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, rate at December 31, 2005 is 1.55%, due September 2028, secured by plant facility, machinery and equipment,
        and a stand-by letter of credit                                                    2,700          2,700

    Contract payable for Accudart acquisition, due $167 annually beginning
        February 1, 2003 through February 1, 2006, non-interest bearing,
        secured by a stand-by letter of credit                                               167            333

    Contract payable for acquisition of equity interest in Sweden Table Tennis,
        AB, unsecured and non-interest bearing. Annual payments of $188 due
        March of each year                                                                   188            375
                                                                                    ------------   ------------
                                                                                          19,553         16,250
    Portion classified as current                                                         (1,066)          (354)
                                                                                    ------------   ------------
                                                                                    $     18,487   $     15,896
                                                                                    ============   ============

Maturities of long-term debt outstanding at December 31, 2005 are as follows:
$1,066 thousand in 2006; $15,787 thousand in 2008; and $2,700 thousand in 2010 or thereafter.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

The mortgages payable and term loan agreements contain certain restrictive covenants, of which the more significant include maintenance of specified net worth and maintenance of specified ranges of debt service and leverage ratios.

Interest Rate Swap Agreement

In May 2003, the Company entered into an interest rate swap agreement having a notional amount of $10 million and a maturity date of May 19, 2008. This swap agreement is designated as a cash flow hedge, and effectively converts a portion of the Company's variable rate debt to fixed rate debt with a weighted average interest rate of 5.08%. The Company entered into this interest rate swap agreement to manage interest costs and cash flows associated with variable interest rates, primarily short-term changes in LIBOR; changes in the cash flows of the interest rate swap offset changes in the interest payments on the covered portion of the Company's revolving debt. In connection with this interest rate swap agreement the Company recorded an after tax charge of $368 thousand in Other Comprehensive Income (OCI). There was no impact on net income due to ineffectiveness. The Company's exposure to credit loss on its interest rate swap agreement in the event of non-performance by the counterparty is believed to be remote due to the Company's requirement that the counterparty have a strong credit rating.

Note 8 -- Earnings Per Share

The shares used in the computation of the company's basic and diluted earnings per common share are as follows:

In Thousands                                                               2005           2004           2003
---------------------------------------------------------------------------------------------------------------
    Weighted average common shares outstanding                             13,055         12,980         12,968
    Dilutive effect of stock options                                          153            247            248
                                                                     ------------   ------------   ------------
    Weighted average common shares outstanding, assuming dilution
                                                                           13,208         13,227         13,216
                                                                     ============   ============   ============

    Number of anti-dilutive stock options                                     424            181             --

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 9 -- Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $533 thousand, $695 thousand, and $487 thousand for 2005, 2004 and 2003, respectively.

Note 10 -- Deferred Compensation Plan

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

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

made. Participants have no vested rights in deferred amounts credited to their accounts and are general creditors of the Company until such amounts are actually paid.

Note 11 -- Stock Options

The Company has two stock-based compensation plans which are described in detail in Note 1. Stock option transactions under these plans are summarized as follows:

                                                       2005                          2004                         2003
                                            -------------------------------------------------------------------------------------
                                                              Option                        Option                       Option
                                               Shares         Price          Shares         Price         Shares         Price
                                            -------------------------------------------------------------------------------------
Outstanding at beginning                                     $6.99 to                      $2.42 to                      $2.42 to
   of year                                     578,930          19.21        639,390          10.68        596,750           9.03

                                                            $13.40 to                     $17.24 to                      $6.99 to
Issued during year                             252,767          13.88        200,726          19.21        177,178          10.68

Canceled or expired                            (20,900)                      (35,050)                      (13,900)

                                                             $2.42 to                      $2.42 to                      $2.42 to
Exercised during year                          (80,228)          6.99       (226,136)         10.68       (120,638)          9.03
                                            ----------                    ----------                    ----------

                                                             $6.99 to                      $6.99 to                      $2.42 to
Outstanding at end of year                     730,569          19.21        578,930          19.21        639,390          10.68
                                            ==========                    ==========                    ==========

Exercisable at end of year                     376,502                       192,354                       256,062
                                            ==========                    ==========                    ==========
Weighted-average fair value
   of options granted during
   the year                                 $     5.61                    $     9.99                    $     3.79
                                            ==========                    ==========                    ==========

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

                                                      Options Outstanding                   Options Exercisable
                                            ------------------------------------------------------------------------
                                                           Weighted-
                                                           Average        Weighted-                      Weighted-
                                                           Remaining      Average                         Average
       Range of                              Number of    Contractual     Exercise       Number of        Exercise
    Exercise Prices                            Shares        Life          Price          Shares           Price
--------------------------------------------------------------------------------------------------------------------

     $3.60 - $3.80                              85,680      0.2 years     $     3.62         85,680     $     3.62
     $6.99 - $10.68                            221,196      1.7 years     $     7.90        118,896     $     8.18
    $13.40 - $19.21                            423,693      3.7 years     $    15.74        171,926     $    19.16
                                            ----------                                  ----------
                                               730,569                                      376,502
                                            ==========                                  ==========

Incentive stock options are generally exercisable at the rate of 25% over each of the four years following the date of grant.

During fiscal year 2005 the Company issued 2,767 Director Stock Options at an option price of $13.88. These options are exercisable after April 26, 2006 and have an expiration date of April 27, 2009.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 12 -- Provision For Taxes

Income before taxes and the provision for taxes consisted of the following:


In Thousands                                                                 2005           2004            2003
------------------------------------------------------------------------------------------------------------------
    Income (loss) before taxes:
         United States of America (USA)                                   $   16,023     $   14,040     $   19,720
         Non USA                                                               3,193           (223)         1,503
                                                                          ----------     ----------     ----------
                                                                          $   19,216     $   13,817     $   21,223
                                                                          ==========     ==========     ==========
    Provision for taxes:
         Current
             Federal                                                      $    5,304     $    4,870     $    5,802
             State                                                               899            487          1,073
             International                                                       660            283            539
                                                                          ----------     ----------     ----------
                                                                               6,863          5,640          7,414
                                                                          ----------     ----------     ----------
         Deferred
             Federal                                                             336            300           (845)
             State                                                                75             50           (196)
                                                                          ----------     ----------     ----------
                                                                                 411            350         (1,041)
                                                                          ----------     ----------     ----------
                                                                          $    7,274     $    5,990     $    6,373
                                                                          ==========     ==========     ==========

The Company has not provided for USA deferred taxes or foreign withholding taxes on undistributed earnings for non-USA subsidiaries where the company intends to reinvest these earnings indefinitely in operations outside the USA.

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands                                                                 2005           2004            2003
------------------------------------------------------------------------------------------------------------------
Income tax at statutory rate                                              $    6,533     $    4,698     $    7,216
Increase (decrease) in income tax resulting from
     Permanent differences (goodwill impairment, investment income,
       dividends, and captive insurance earnings)                               (259)           642             (6)
     State tax expense, net of federal effect                                    643            354            578
     Effect of foreign tax rates                                                (409)           359           (905)
     Research credit                                                              --             --           (111)
     Internal Revenue Service audit settlement                                   278             --             --
     Other                                                                       488            (63)          (399)
                                                                          ----------     ----------     ----------
Recorded provision for income taxes                                       $    7,274     $    5,990     $    6,373
                                                                          ==========     ==========     ==========

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

The components of the net deferred tax asset are as follows:

In Thousands                                                                     2005            2004
--------------------------------------------------------------------------------------------------------
Assets
    Employee benefits                                                          $      835     $      821
    Valuation reserves                                                              1,410          2,102
    Deferred compensation                                                             501            456
    Depreciation                                                                      576            130
    Unrealized loss on interest rate swap agreement                                    --            135
    Net operating loss carry forward                                                  279            481
                                                                               ----------     ----------
      Total assets                                                                  3,601          4,125
                                                                               ----------     ----------
Liabilities
    Unrealized gain on sale of securities available-for-sale                          (85)          (120)
    Unrealized equity investment income                                            (1,156)          (517)
    Unrealized gain on interest rate swap agreement                                   (62)            --
    Goodwill and intangible assets                                                   (395)          (202)
                                                                               ----------     ----------
      Total liabilities                                                            (1,698)          (839)
                                                                               ----------     ----------
                                                                               $    1,903     $    3,286
                                                                               ==========     ==========

Deferred tax assets are included in the consolidation balance sheet as follows:

In Thousands                                                                      2005           2004
--------------------------------------------------------------------------------------------------------
    Current-Deferred income tax benefit                                        $    1,818     $    2,496
    Long-Term-included in other assets                                                 85            790
                                                                               ----------     ----------
                                                                               $    1,903     $    3,286
                                                                               ==========     ==========

The Company has US federal and state net operating loss carry-forwards of approximately $350 thousand that expire in various amounts through 2018. The Company also has foreign net operating loss carry-forwards of approximately Euro 532 thousand (approximately 630 thousand US Dollars) which have no expiration date.

Note 13 -- Other Comprehensive Income

The components of other comprehensive income and related tax effects were as follows:

In Thousands                                                        2005          2004           2003
--------------------------------------------------------------------------------------------------------
    Change in net unrealized value of available-from-sale
    investments net of tax of $52, $(68), and $(69), in
    2005, 2004 and 2003, respectively                           $      (78)    $      102     $      103

    Change in foreign currency translation adjustment, net
    of tax of $2,592, $(1,178), and $(1,899), in 2005, 2004
    and 2003, respectively                                          (3,893)         1,770          2,853

    Change in unrealized gain (loss) on interest rate swap
    agreement net of tax of $(245), $(289), and $456, in
    2005, 2004 and 2003, respectively                                  368            434           (685)
                                                                ----------     ----------     ----------
                                                                $   (3,603)    $    2,306     $    2,271
                                                                ==========     ==========     ==========

The components of accumulated other comprehensive income, net of tax, were as follows:

In Thousands                                                        2005          2004           2003
--------------------------------------------------------------------------------------------------------
    Accumulated gain on available for sale investments          $      103     $      181     $       79
    Foreign currency translation adjustment                            730          4,623          2,853
    Unrealized gain (loss) on interest rate swap agreement             117           (251)          (685)
                                                                ----------     ----------     ----------
                                                                $      950     $    4,553     $    2,247
                                                                ==========     ==========     ==========


                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 14 -- Operating Segment and Geographic Information

The following table presents certain operating segment information.

In Thousands                                                        2005            2004           2003
--------------------------------------------------------------------------------------------------------
Sporting Goods
Net revenue                                                        120,996        141,644        134,750
Operating income                                                    13,283         17,926         16,507
Interest expense                                                       874            963            906
Provision for taxes                                                  4,154          6,045          5,467
Net income                                                           7,386         10,747          9,720
Identifiable assets                                                 67,641         63,458         64,627
Non-marketable equity investments (equity method)                       --             --             --
Depreciation & amortization                                          2,657          3,001          3,314
Capital expenditures                                                 7,403          1,109          1,363

Office Products
Net revenue                                                         64,621         76,040         81,518
Operating income                                                     8,760            573          5,506
Interest expense                                                       786          1,308          1,433
Provision for taxes                                                  2,432           (351)         1,490
Net income                                                           5,683         (1,634)         4,223
Identifiable assets                                                 44,319         57,983         60,168
Non-marketable equity investments (equity method)                      662             --             --
Depreciation & amortization                                          2,078          3,327          1,987
Capital expenditures                                                   992          1,301          1,201

All Other
Net revenue                                                             --             --             --
Operating income                                                    (2,260)        (2,929)        (1,017)
Interest expense                                                      (178)          (499)           (57)
Provision for taxes                                                    688            296           (584)
Net income                                                          (1,127)        (1,287)           907
Identifiable assets                                                 13,336         13,272          9,642
Non-marketable equity investments (equity method)                    3,952          4,016          3,001
Depreciation & amortization                                             --             --             --
Capital expenditures                                                    --             --             --

Total
Net Revenue                                                        185,617        217,684        216,268
Operating income                                                    19,783         15,570         20,996
Interest expense                                                     1,482          1,772          2,282
Provision for taxes                                                  7,274          5,990          6,373
Net income                                                          11,942          7,827         14,850
Identifiable assets                                                125,296        134,713        134,437
Non-marketable equity investments (equity method)                    4,614          4,016          3,001
Depreciation & amortization                                          4,735          6,328          5,301
Capital expenditures                                                 8,395          2,410          2,564

Each operating segment is individually managed and has separate financial results that are reviewed by the Company's chief operating decision-maker. Each segment contains closely related products that are unique to the particular segment. There were no changes to the composition of segments in 2005. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The sporting goods segment consists of home entertainment products such as pool tables and accessories; table tennis tables and accessories; soccer and hockey tables; archery equipment and accessories; basketball goals; and fitness, arcade and darting products. Customers include retailers and wholesalers located throughout the United States and Europe.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

Interest expense is allocated to operating segments based on working capital usage and the provision for taxes is allocated based on a combined federal and state statutory rate of 36% adjusted for actual taxes on foreign income. Permanent tax adjustments and timing differences are included in the All Other segment.

Identifiable assets are principally those assets used in each segment. The assets in the All Other segment are principally cash and cash equivalents; deferred tax assets; marketable equity securities; investments; and the cash surrender value of life insurance.

The company has one customer in the sporting goods segment who accounted for 22%, 27% and 24% of consolidated total revenues in 2005, 2004 and 2003, respectively. No other customers accounted for 10% or more of consolidated revenues. Within the sporting goods segment this customer accounted for 33%, 42% and 38% of total revenues.

As of December 31, 2005, approximately 109 employees of the Company's labor force were covered by a collective bargaining agreement that expires April 27, 2006. Management acknowledges that differences between Company offers and union demands during negotiations can occur, but has no reason to expect such differences to result in protracted conflicts.

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

Revenues by geographic region/country were as follows:

In Thousands                               2005           2004           2003
-------------------------------------------------------------------------------
    North America                      $  153,687     $  177,340     $  182,416
    Europe                                 25,317         34,582         28,012
    Other                                   6,613          5,762          5,840
                                       ----------     ----------     ----------
                                       $  185,617     $  217,684     $  216,268
                                       ==========     ==========     ==========

Revenues are attributed to country based on location of customer and are for continuing operations.

Identified assets by geographic region/country were as follows:

In Thousands                                              2005           2004
--------------------------------------------------------------------------------

    North America                                     $  101,164     $  101,166
    Europe                                                24,132         33,547
                                                      ----------     ----------
                                                      $  125,296     $  134,713
                                                      ==========     ==========

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 15 -- Summary of Quarterly Results

In thousands, except per
share data (unaudited)              March 19        July 9        October 1     December 31
-------------------------------------------------------------------------------------------
2005
      Net sales                   $     29,782   $     47,551   $     63,557   $     44,727
      Operating income                   1,748          3,899          8,474          5,662
      Net income                         1,154          2,255          5,452          3,081
      Basic earnings per share    $       0.09   $       0.17   $       0.42   $       0.24


In thousands, except per
share data (unaudited)              March 20        July 10       October 2     December 25
-------------------------------------------------------------------------------------------
2004
      Net sales                   $     34,060   $     52,516   $     75,203   $     55,905
      Operating income                   1,492          3,303          6,807          3,968
      Net income                           598          1,953          4,330            946
      Basic earnings per share    $       0.05   $       0.15   $       0.33   $       0.07

Note 16 -- Acquisitions

All of the Company's acquisitions have been accounted for using the purchase method of accounting.

2005

On February 28, 2005, Escalade Sports acquired substantially all of the assets of ChildLife, Inc., a manufacturer of premium residential play systems. The total purchase price was $3,272 thousand and included inventory, a consulting agreement, machinery and tooling, customer lists, and a non-compete agreement. The customer lists and non-compete agreement are being amortized over a five year period, and the consulting agreement is being amortized over a one year period.

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

2003

On December 30, 2002 the Company increased its ownership interest to 51.2% of the outstanding shares of Schleicher & Co. International, AG ("Schleicher"), a manufacturer and distributor of data shredding equipment headquartered in Germany and publicly traded on the German Stock Exchange. Escalade then initiated and successfully completed in April 2003, a tender offer for all the remaining shares culminating in 100% ownership. The acquisition of Schleicher increased the Company's product offering in the office product industry and expanded the Company's presence into Europe.

The value assigned to the Schleicher acquisition is the sum of the per share amount paid to shareholders and amounts expended that directly relate to the tender offer agreement. The per share price was based on the market price of the Schleicher shares on the German stock exchange and valuation studies ordered by

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

the German securities regulators. The total price paid exceeded the fair market value of Schleicher's net assets, resulting in goodwill of $4,566 thousand. No portion of the recorded goodwill is deductible for income tax purposes.

The estimated fair values of the assets acquired and liabilities assumed as of December 30, 2002 are as follows:

In thousands                                                           Amount
-------------------------------------------------------------------------------

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

The estimated fair values of the assets acquired and liabilities assumed as of June 19, 2003 are as follows:

In thousands                                                           Amount
-------------------------------------------------------------------------------
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

The following unaudited pro forma financial information presents results as if the two acquisitions described above had occurred at the beginning of the respective periods:

Unaudited; in thousands except
per share amounts                                         2003           2002
--------------------------------------------------------------------------------
    Net revenue                                       $  225,211     $  211,724
    Net income                                            13,829         15,435

    Earnings per share - basic                        $     1.07     $     1.19
    Earnings per share - diluted                      $     1.05     $     1.15

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional depreciation and amortization expenses as a result of identifiable tangible and intangible assets arising from

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

the acquisition. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning the respective periods or of future results.

Note 17 -- Commitments and Contingencies

At December 31, 2005, the Company had standby letters of credit issued by a bank in the amount of $500 thousand.

Additionally, the Company has obtained a letter of credit for the benefit of a certain mortgage holder. At December 31, 2005, the balance of the letter of credit was $2,734 thousand. It is to be used in the event of a default in either interest or principal payments.

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

The Company has entered into various agreements whereby it is required to make royalty payments. At December 31, 2005, the Company had estimated minimum royalty payments for each of the following five years as follows:

                 In Thousands                        Amount
                 --------------------------------------------
                 2006                              $      350
                 2007                                     350
                 2008                                     350
                 2009                                      --
                 2010                                      --
                 2011 and beyond                          100
                                                   ----------
                                                   $    1,150
                                                   ==========

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 ESCALADE, INCORPORATED


By:

/s/  C.W. BILL REED                                              March 10, 2006
-------------------------------------
C.W. "Bill" Reed
President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ ROBERT E. GRIFFIN            Chairman and Director            March 10, 2006
---------------------------
Robert E. Griffin

/s/ C.W. "BILL" REED             Chief Executive Officer          March 10, 2006
---------------------------      and Director (Principal
C.W. Reed                        Executive Officer)

/s/ BLAINE E. MATTHEWS, JR.      Director                         March 10, 2006
---------------------------
Blaine E. Matthews, Jr.

/s/ KEITH P. WILLIAMS            Director                         March 10, 2006
---------------------------
 Keith P. Williams

/s/ EDWARD E. WILLIAMS           Director                         March 10, 2006
---------------------------
Edward E. Williams

/s/ RICHARD D. WHITE             Director                         March 10, 2006
---------------------------
Richard D. White

/s/ GEORGE SAVITSKY              Director                         March 10, 2006
---------------------------
George Savitsky

/s/ TERRY FRANDSEN               Chief Financial Officer,         March 10, 2006
---------------------------      Secretary and Treasurer
Terry Frandsen                   (Principal Financial
                                 and Accounting Officer)