Form 10-Q
period 2006-03-25
ESCALADE INC
filed 2006-04-13
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 25, 2006


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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding At April 12, 2006
      --------------------                 -----------------------------
      Common, no par value                           13,028,940

                                      INDEX

                                                                            Page
                                                                             No.

Part I.    Financial Information:

Item 1 -   Financial Statements:

           Consolidated Condensed Balance Sheets as of March 25,
           2006, March 19, 2005, and December 31, 2005                        3

           Consolidated Condensed Statements of Income for the Three
           Months Ended March 25, 2006 and March 19, 2005                     4

           Consolidated Condensed Statements of Comprehensive Income
           for the Three Months Ended March 25, 2006 and March 19, 2005       4

           Consolidated Condensed Statements of Cash Flows for the
           Three Months Ended March 25, 2006 and March 19, 2005               5

           Notes to Consolidated Condensed Financial Statements               6

Item 2 -   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8

Item 3 -   Quantitative and Qualitative Disclosures about Market Risk        10

Item 4 -   Controls and Procedures                                           11

Part II.   Other Information

Item 2 -   Issuer Purchases of Equity Securities                             12

Item 6 -   Exhibits                                                          12

           Signatures                                                        13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands except share information)

                                                   March 25,      March 19,    December 31,
                                                     2006           2005          2005
                                                  (Unaudited)    (Unaudited)    (Audited)
                                                 ------------   ------------   ------------
ASSETS

Current Assets:
   Cash and cash equivalents                     $      2,094   $      4,872   $      3,017
   Receivables, less allowance of
     $2,229; $2,220; and $1,544; respectively          26,394         31,873         31,744
   Inventories                                         36,584         36,051         33,049
   Prepaid expenses                                     1,524          2,960          1,559
   Deferred income tax benefit                          1,719          2,154          1,818
                                                 ------------   ------------   ------------
TOTAL CURRENT ASSETS                                   68,315         77,910         71,187

Property, plant and equipment, net                     21,080         15,773         20,307
Intangible assets                                       6,541          7,789          6,634
Goodwill                                               21,759         17,793         17,157
Investments                                             7,767          6,364          7,786
Interest rate swap                                        247           (302)           181
Other assets                                            1,606          2,987          2,044
                                                 ------------   ------------   ------------
                                                 $    127,315   $    128,314   $    125,296
                                                 ============   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                 $          5   $         --   $         --
   Current portion of long-term debt                      906            354          1,066
   Trade accounts payable                               5,109          5,513          3,518
   Accrued liabilities                                 18,969         21,205         24,429
   Income tax payable                                     994            793          1,854
                                                 ------------   ------------   ------------
TOTAL CURRENT LIABILITIES                              25,983         27,865         30,867

Other Liabilities:
   Long-term debt                                      26,016         30,589         18,487
   Deferred compensation                                1,378          1,260          1,349
                                                 ------------   ------------   ------------
TOTAL LIABILITIES                                      53,377         59,714         50,703

Stockholders' equity:
Preferred stock:
   Authorized 1,000,000 shares; no par value,
     none issued Common stock:
   Authorized 30,000,000 shares;
     no par value, issued and outstanding -
     13,028,940; 13,072,982; and 12,946,869;
     shares respectively                               13,029         13,073         12,947
Retained Earnings                                      59,717         51,560         60,696
Accumulated other comprehensive income                  1,192          3,967            950
                                                 ------------   ------------   ------------
                                                       73,938         68,600         74,593
                                                 ------------   ------------   ------------
                                                 $    127,315   $    128,314   $    125,296
                                                 ============   ============   ============

See notes to Consolidated Condensed Financial Statements.


ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(All amounts in thousands, except per share amounts)(Unaudited)

                                                                               Three Months Ended
                                                                          ---------------------------
                                                                            March 25,      March 19,
                                                                              2006           2005
                                                                          ------------   ------------
 Net Sales                                                               $     32,800   $     29,782

  Costs, expenses and other income:
   Cost of products sold                                                        22,048         20,859
   Selling, general and administrative expenses                                  8,405          7,175
                                                                          ------------   ------------
 Operating income                                                                2,347          1,748

 Interest expense, net                                                            (254)          (286)
 Other income (expense)                                                            (65)           245
                                                                          ------------   ------------
 Income before income taxes                                                      2,028          1,707

 Provision for income taxes                                                        664            553
                                                                          ------------   ------------

 Net income                                                               $      1,364   $      1,154
                                                                          ============   ============

 Per Share Data:
  Basic earnings per share                                                $       0.11   $       0.09
  Diluted earnings per share                                              $       0.10   $       0.09
  Cash dividend paid                                                      $       0.20   $       0.15

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

 Net income                                                               $      1,364   $      1,154

 Unrealized gain (loss) on securities, net of
   tax of $(97) and $15, respectively                                              146            (22)

 Foreign currency translation adjustment, net of
   tax of $(35) and $412, respectively                                              53           (618)

 Unrealized gain on interest rate swap agreement net of
   tax of $(29) and $(36), respectively                                             43             54
                                                                          ------------   ------------

 Comprehensive income                                                     $      1,606   $        568
                                                                          ============   ============

See notes to Consolidated Condensed Financial Statements.


ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(All amounts in thousands) (Unaudited)


                                                                Three Months Ended
                                                           ---------------------------
                                                             March 25,      March 19,
                                                               2006           2005
                                                           ------------   ------------
Operating Activities:
   Net income                                              $      1,364   $      1,154
   Depreciation and amortization                                    933          1,184
   Employee stock-based compensation                                130             --
   Adjustments necessary to reconcile net income to net
     cash provided by operating activities                         (125)         1,802
                                                           ------------   ------------
   Net cash provided by operating activities                      2,302          4,140
                                                           ------------   ------------

Investing Activities:

   Purchase of property and equipment                            (1,263)          (266)
   Acquisition of assets                                         (7,436)        (3,272)
   Investment in affiliate                                           --           (237)
                                                           ------------   ------------
   Net cash used by investing activities                         (8,699)        (3,775)
                                                           ------------   ------------

Financing Activities:
   Net increase in notes payable                                  7,928          3,608
   Proceeds from exercise of stock options                          440            123
   Purchase of common stock                                        (227)          (109)
   Dividends paid                                                (2,606)        (1,961)
                                                           ------------   ------------
   Net cash provided by financing activities                      5,535          1,661
                                                           ------------   ------------
 Effect of exchange rate changes on cash                            (61)          (204)
                                                           ------------   ------------
 Net (decrease) increase in cash and cash equivalents              (923)         1,822
 Cash and cash equivalents, beginning of period                   3,017          3,050
                                                           ------------   ------------
 Cash and cash equivalents, end of period                  $      2,094   $      4,872
                                                           ============   ============

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note A - Basis of Presentation
--------------------------------------------------------------------------------

The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2005 filed with the Securities and Exchange Commission.

Note B - Seasonal Aspects
--------------------------------------------------------------------------------

The results of operations for the three-month periods ended March 25, 2006 and March 19, 2005 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories
--------------------------------------------------------------------------------
                                    March 25,      March 19,     December 31,
    (All amounts in thousands)        2006           2005           2005
                                  ------------   ------------   ------------
    Raw materials                 $      8,754   $      8,570   $      7,128
    Work in progress                     6,452          6,128          5,358
    Finished goods                      21,378         21,353         20,563
                                  ------------   ------------   ------------
                                  $     36,584   $     36,051   $     33,049
                                  ============   ============   ============

Note D - Income Taxes
--------------------------------------------------------------------------------

The provision for income taxes was computed based on financial statement income.

Note E - Restructuring Costs
--------------------------------------------------------------------------------

In 2004 the Company initiated a facility consolidation plan and involuntary employee terminations in the Office Products segment in order to reduce costs and increase the competitiveness of the Company. Under these plans no additional costs were incurred during the quarter ended March 25, 2006. Liabilities under these plans are as follows:

                                   Balance at                                   Balance at
                                  December 31,     Non-Cash         Cash         March 25,
    (All amounts in thousands)        2005         Charges        Payments         2006
                                  ------------   ------------   ------------   ------------
    Severance and benefit costs   $        199   $         --   $         51   $        148
    Facility closure costs                  --             --             --             --
                                  ------------   ------------   ------------   ------------
                                  $        199   $         --   $         51   $        148
                                  ============   ============   ============   ============

Note F - Dividend Payment
--------------------------------------------------------------------------------

On March 24, 2006, the Company paid a dividend of $0.20 per common share to all shareholders of record on March 17, 2006. The total amount of the dividend was approximately $2.6 million and was charged against retained earnings.


Note G - Earnings Per Share
--------------------------------------------------------------------------------

The shares used in computation of the Company's basic and diluted earnings per common share are as follows:

                                                        3 Months Ended
                                                 ---------------------------
                                                  March 25,       March 19,
    All amounts in thousands                        2006            2005
    ------------------------------------------------------------------------

    Weighted average common shares
     outstanding                                       12,979         13,058
    Dilutive effect of stock options                       59            174
                                                 ------------   ------------
    Weighted average common shares
     outstanding, assuming dilution                    13,038         13,232
                                                 ============   ============

    Number of anti-dilutive stock options                 621            178


Note H - Employee Stock Option Plan
--------------------------------------------------------------------------------

The Company has two stock-based compensation plans. Prior to the start of the current fiscal year, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. Beginning with the current fiscal year, the Company expenses the fair value of options to employee compensation expense in accordance with SFAS 123R Share-Based Payment (SFAS 123R). During the three months ended March 25, 2006, the Company recorded compensation expense of $130 thousand.

The following table illustrates the effect on net income and earnings per share had the Company applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months ended March 19, 2005.


                                                                  March 19,
    (In Thousands Except Per Share Amounts)                         2005
    ------------------------------------------------------------------------
    Net income, as reported                                     $      1,154
    Less:  Total stock-based employee
    compensation cost determined under
    the fair value based method, net of
    income taxes                                                        (279)
                                                                ------------
    Pro forma net income                                        $        875
                                                                ============
    Earnings per share

        Basic--as reported                                      $       0.09
                                                                ============
        Basic--pro forma                                        $       0.07
                                                                ============

        Diluted--as reported                                    $       0.09
                                                                ============
        Diluted--pro forma                                      $       0.07
                                                                ============

Note I - Acquisition
--------------------------------------------------------------------------------

On February 27, 2006, the Company purchased substantially all of the assets of Family Industries, Inc., which manufactures and sells premium quality residential play sets made from stained redwood. These play sets are sold under the Woodplay brand name, primarily through specialty dealers. The total purchase price of $7.1 million included accounts receivable and inventory valued at $2.9 million, the assumption of certain liabilities, and goodwill totaling $4.4 million. The Company financed the acquisition using its revolving credit lines. Combined with the acquisition of the ChildLife product line in the first quarter of fiscal 2005, this acquisition enhances the Company's product offerings in the residential play set market.

Note J - Segment Information
--------------------------------------------------------------------------------

                                                           As of and for the Three Months
                                                                Ended March 25, 2006
                                            ---------------------------------------------------------
                                              Sporting          Office
    In thousands                                Goods          Products       Corp.          Total
    -------------------------------------------------------------------------------------------------
    Revenues from external customers        $     19,884   $     12,916   $         --   $     32,800
    Operating income(loss)                           525          2,414           (592)         2,347
    Net income (loss)                                 50          1,584           (270)         1,364
    Total assets                            $     74,150   $     42,305   $     10,860   $    127,315


                                                           As of and for the Three Months
                                                                Ended March 19, 2005
                                            ---------------------------------------------------------
                                              Sporting          Office
    In thousands                                Goods          Products       Corp.          Total
    -------------------------------------------------------------------------------------------------
    Revenues from external customers        $     14,021   $     15,761   $         --   $     29,782
    Operating income(loss)                            43          2,129           (424)         1,748
    Net income (loss)                               (111)         1,341            (76)         1,154
    Total assets                            $     58,979   $     54,817   $     14,518   $    128,314

Item 1A.  Not Required.

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

RESULTS OF OPERATIONS

Consolidated net sales and net income increased 10% and 18%, respectively, for the first quarter of 2006, compared to the same quarter last year. The increase in profitability is principally due to increased sales in the Sporting Goods business segment and improved gross margins in both the Sporting Goods and Office Products business segments.

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue:

                                                 Three months ended
                                              March 25,      March 19,
                                                2006           2005
    -------------------------------------------------------------------
    NET REVENUE                                    100.0%         100.0%
    Cost of products sold                           67.2%          70.0%
                                            ------------   ------------
    GROSS MARGIN                                    32.8%          30.0%
    Selling, administrative and
     general expenses                               25.6%          24.1%
                                            ------------   ------------
    OPERATING INCOME                                 7.2%           5.9%
                                            ============   ============


CONSOLIDATED REVENUE AND GROSS MARGIN

Compared to the same quarter last year, revenues in the Sporting Goods business were 41.8% higher in 2006, while the Office Products business was down 18.0%.

Sporting Goods sales in the first quarter were up primarily due to increased sales to sporting goods chains as a direct result of the introduction of glass backboards for the Company's premier in-ground basketball systems. Sales into the mass market channel, which includes large mass market retailers and sporting goods chain stores, were up 45% for the quarter compared to the same period last year with basketball sales comprising 76% of this increase. Sales in the specialty market, which includes dealers and specialty retailers, were up 28% primarily due to higher sales of playground systems which accounted for 77% of the increase. Product placement for the 2006 fall and Christmas programs is still being negotiated with our retail customers. Based on preliminary results, the Company expects to have increased placement in 2006 and Management is optimistic that this will result in higher sales in the mass market channel. The Company continues to focus on diversifying its customer base and product offerings by focusing on the specialty channel. The recent acquisition of the Woodplay product line, a premium residential playground system made of wood, is part of that strategy.

Approximately 38% of the decline in Office Product sales relates to products and customers rationalized in 2005 because they were non-core, low margin or unprofitable. In addition, changes in foreign exchange rates negatively impacted office product sales and account for approximately 24% of the sales decline. The balance of the decline is related to the Company's data shredder sales which are down 21% compared to the same period last year primarily due to stiff price competition. During the first quarter of 2006, the Company introduced a new line of data shredders that Management believes will increase sales and profitability through competitive pricing and product cost reduction. However, Management is not optimistic that this will offset the declines related to rationalized products and foreign currency changes. Accordingly, Management anticipates that Office Product sales in 2006 will be lower than 2005, but profitability will be higher barring any further sales declines or adverse foreign exchange movements.

Management's strategy of rationalizing unprofitable products and customers in the Office Products business segment resulted in improved gross margin ratios during the current quarter compared to last year. Product mix changes in the Sporting Goods business, a higher percentage of basketball and playground system sales, also contributed to the higher gross margin. Management believes that the gross margin ratios achieved in the first quarter can be maintained through the balance of fiscal 2006.

CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses in the first quarter increased 17% compared to the same quarter last year. Approximately half of this increase is attributed to new basketball display units associated with the glass backboards introduced in 2006. Display units are usually replaced every three years, or whenever a major product is introduced. Another large component of the increase in selling, general and administrative expenses is associated with one-time relocation costs related to the Company's new manufacturing plant in Reynosa, Mexico. Management expects these costs to be recouped in the form of lower manufacturing costs during the second half of 2006. The Company has identified a number of cost reduction opportunities in each of its business segments and is actively implementing these. However, these cost reductions will come slowly and are not expected to materially impact fiscal 2006.

FINANCIAL CONDITION AND LIQUIDITY

The Company continues to exhibit very strong financial health. Current assets are down from the same period last year reflecting the Company's continued emphasis on accounts receivable collection efforts and inventory control. Total debt increased in the first quarter of 2006 to accommodate the acquisition of the Woodplay product line from Family Industries, Inc. The following schedule summarizes the Company's total debt:

                                     March 25,      March 19,     December 31,
In thousands                           2006           2005           2005
-----------------------------------------------------------------------------
Notes payable short-term           $          5   $         --   $         --
Current portion long-term debt              906            354          1,066
Long term debt                           26,016         30,589         18,487
                                   ------------   ------------   ------------
Total debt                         $     26,927   $     30,943   $     19,553
                                   ============   ============   ============

As a percentage of stockholders' equity, total debt decreased from 45.1% at March 19, 2005, to 36.4% at March 25, 2006.

During the first quarter of 2006, operations generated $2.3 million in cash which was used to fund, in part, the payment of a cash dividend to shareholders of approximately $2.6 million and purchase equipment; primarily for the new manufacturing facility in Reynosa, Mexico which has now been completed and commenced operations in the second quarter of 2006.

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

Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes would not have resulted in a material impact on income before taxes for the three months ended March 25, 2006.

A substantial portion of the Company's debt is based on U.S. prime and LIBOR interest rates. In an effort to lock-in current low rates and mitigate the risk of unfavorable interest rate fluctuations the Company has entered an interest rate swap agreement. This agreement effectively converted a portion of its variable rate debt into fixed rate debt.

An adverse movement of equity market prices would have an impact on the Company's long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At March 25, 2006 the aggregate carrying value of long-term marketable equity securities was $3.4 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2006.

There have been no changes to the Company's internal control over financial reporting that occurred since the beginning of the Company's first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Not Required.

Item 2. (c) ISSUER PURCHASES OF EQUITY SECURITIES


--------------------------------- -----------  ---------------  ------------------  ---------------
                                                                                   (d) Maximum Number
                                                                                    (or Approximate
                                                                (c) Total Number    Dollar Value) of
                                   (a) Total                      of Shares (or     Shares (or Units)
                                   Number of                   Units) Purchased as    that May Yet Be
                                     Shares     (b) Average      Part of Publicly    Purchased Under
                                   (or Units)  Price Paid per    Announced Plans        the Plans
Period                             Purchased   Share (or Unit)     or Programs         or Programs
--------------------------------- -----------  ---------------  ------------------  ---------------
Shares purchases prior to
 12/31/2005 under the current
 repurchase program.                 449,964   $          9.38             449,964  $     3,000,000
--------------------------------- -----------  ---------------  ------------------  ---------------

First quarter purchases:
--------------------------------- -----------  ---------------  ------------------  ---------------
01/01/2006 - 01/28/2006                 None              None                None             None
--------------------------------- -----------  ---------------  ------------------  ---------------
01/29/2006 - 02/25/2006                 None              None                None             None
--------------------------------- -----------  ---------------  ------------------  ---------------
02/26/2006 - 03/25/2006                 None              None                None             None
--------------------------------- -----------  ---------------  ------------------  ---------------

Total share purchases under
 the current program                 449,964    $         9.38             449,964  $     3,000,000
--------------------------------- -----------  ---------------  ------------------  ---------------

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. The repurchase plan has no termination date. There have been no share repurchases that were not part of a publicly announced program. In February 2006, the Board of Directors increased the remaining amount on this plan to its original level of $3,000,000.

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

                                       ESCALADE, INCORPORATED


Date:  April 12, 2006                  /s/ C. W. (BILL) REED
       --------------                  -----------------------------------------
                                       C. W. (Bill) Reed
                                       President and Chief Executive Officer



Date:  April 12, 2006                  /s/ TERRY D. FRANDSEN
       --------------                  -----------------------------------------
                                       Terry D. Frandsen
                                       Vice President and
                                       Chief Financial Officer