Form 10-Q
period 2006-07-15
ESCALADE INC
filed 2006-08-11
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended July 15, 2006
                          Commission File Number 0-6966


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

                                  812-467-1334
                         -------------------------------
                         (Registrant's Telephone Number)

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
                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                Outstanding at August 10, 2006
          --------------------        ------------------------------
          Common, no par value                  13,024,839

                                      INDEX


                                                                            Page
                                                                             No.

Part I.   Financial Information:

Item 1 -  Financial Statements:

          Consolidated Condensed Balance Sheets as of July 15, 2006
          (Unaudited), July 9, 2005 (Unaudited), and December 31, 2005        3

          Consolidated Condensed Statements of Income (Unaudited)
          for the Three Months and Six Months Ended July 15, 2006 and
          July 9, 2005                                                        4

          Consolidated Condensed Statements of Comprehensive
          Income (Unaudited) for the Three Months and Six Months Ended
          July 15, 2006 and July 9, 2005                                      4

          Consolidated Condensed Statements of Cash Flows (Unaudited)
          for the Six Months Ended July 15, 2006 and July 9, 2005             5

          Notes to Consolidated Condensed Financial Statements (Unaudited)    6

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          11

Item 3 -  Quantitative and Qualitative Disclosures about Market Risk         13

Item 4 -  Controls and Procedures                                            14

Part II.  Other Information

Item 2 -  Issuer Purchases of Equity Securities                              15

Item 4 -  Other Matters                                                      15

Item 6 -  Exhibits                                                           16

          Signatures                                                         16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands except share information)

                                                         July 15,        July 9,       December 31,
                                                           2006           2005             2005
                                                        (Unaudited)    (Unaudited)       (Audited)
                                                       ------------    ------------    ------------
 ASSETS
 Current Assets:
       Cash and cash equivalents                       $      1,000    $      3,045    $      3,017
       Receivables, less allowance of $2,311;
            $2,146; and $1,544; respectively                 31,897          33,266          31,744
       Inventories                                           44,630          37,075          33,049
       Prepaid expenses                                       1,793           2,617           1,559
       Deferred income tax benefit                            1,780           2,132           1,818
                                                       ------------    ------------    ------------
TOTAL CURRENT ASSETS                                         81,100          78,135          71,187

Property, plant and equipment, net                           20,808          14,660          20,307
Intangible assets                                            21,758           7,148           6,634
Goodwill                                                     24,628          17,208          17,157
Investments                                                   6,752           5,791           7,786
Interest rate swap                                              322             (93)            181
Other assets                                                  1,499           2,493           2,044
                                                       ------------    ------------    ------------
                                                       $    156,867    $    125,342    $    125,296
                                                       ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Notes payable                                   $     19,033    $      1,658    $         --
       Current portion of long-term debt                         --             946           1,066
       Trade accounts payable                                 7,688           8,322           3,518
       Accrued liabilities                                   21,277          17,815          24,429
       Income tax payable                                      (310)            454           1,854
                                                       ------------    ------------    ------------
TOTAL CURRENT LIABILITIES                                    47,688          29,195          30,867

Other Liabilities:
       Long-term debt                                        32,530          27,030          18,487
       Deferred compensation                                  1,003           1,294           1,349
                                                       ------------    ------------    ------------
                                                             81,221          57,519          50,703

Stockholders' equity:
Preferred stock:
       Authorized 1,000,000 shares; no par value,
            none issued
Common stock:
       Authorized 30,000,000 shares; no par value,
            issued and outstanding - 13,024,839;
            13,062,973; and 12,946,869; respectively         13,025          13,063          12,947
Retained earnings                                            60,655          53,529          60,696
Accumulated other comprehensive income                        1,966           1,231             950
                                                       ------------    ------------    ------------
                                                             75,646          67,823          74,593
                                                       ------------    ------------    ------------
                                                       $    156,867    $    125,342    $    125,296
                                                       ============    ============    ============

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

                                      ------------------------------------------------------------
                                           Three Months Ended               Six Months Ended
                                      ----------------------------    ----------------------------
                                        July 15,         July 9,        July 15,         July 9,
                                          2006            2005            2006            2005
                                      ------------    ------------    ------------    ------------
 Net sales                            $     48,949    $     47,551    $     81,749    $     77,333

 Costs, expenses and other income:
      Cost of products sold                 33,613          32,348          55,661          53,207
      Selling, general and
          administrative expenses           12,379          11,304          20,784          18,479
                                      ------------    ------------    ------------    ------------
      Operating income                       2,957           3,899           5,304           5,647

      Interest expense, net                   (810)           (494)         (1,064)           (780)
      Other income (expense)                  (190)            162            (255)            407
                                      ------------    ------------    ------------    ------------
 Income before income taxes                  1,957           3,567           3,985           5,274

 Provision for income taxes                    925           1,312           1,589           1,865
                                      ------------    ------------    ------------    ------------

 Net income                           $      1,032    $      2,255    $      2,396    $      3,409
                                      ============    ============    ============    ============

 Per Share Data:
      Basic earnings per share        $       0.08    $       0.17    $       0.18    $       0.26
      Diluted earnings per share      $       0.08    $       0.17    $       0.18    $       0.26
      Cash dividend paid                        --              --    $       0.20    $       0.15




CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

 Net income                           $      1,032    $      2,255    $      2,396    $      3,409

 Unrealized gain (loss) on
     securities, net of tax of
     $172, $(17), $75 and $(2),
     respectively                             (259)             25            (113)              4

 Foreign currency translation
     adjustment, net of tax of
     $(653), $1,924, $(689) and
     $2,335, respectively                      984          (2,898)          1,037          (3,516)

 Unrealized gain on interest rate
     swap agreement, net of tax of
     $(33), $(90), $(61) and
     $(127), respectively                       49             136              92             191
                                      ------------    ------------    ------------    ------------

 Comprehensive income (loss)          $      1,806    $       (482)   $      3,412    $         88
                                      ============    ============    ============    ============

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)


                                                      Six Months Ended
                                               ------------------------------
                                               July 15, 2006    July 9, 2005
                                               -------------    -------------

Operating Activities:
     Net income                                $       2,396    $       3,409
     Depreciation and amortization                     2,733            2,654
     Adjustments necessary to reconcile
         net income to net cash provided
         by operating activities                      (6,184)          (1,139)
                                               -------------    -------------
     Net cash provided (used) by
         operating activities                         (1,055)           4,924

Investing Activities:
     Purchase of property and equipment               (1,416)            (901)
     Proceeds from asset disposition                      --               68
     Acquisition of assets                           (28,710)          (3,213)
                                               -------------    -------------
     Net cash used by investing
         activities                                  (30,126)          (4,046)

 Financing Activities:
     Net increase in notes payable                    31,914            1,541
     Proceeds from exercise of stock options           1,244              294
     Director fees paid by issuing stock                 141               95
     Purchase of common stock                         (1,376)            (670)
     Dividends paid                                   (2,604)          (1,961)
                                               -------------    -------------
     Net cash provided (used) by
         financing activities                         29,319             (701)
                                               -------------    -------------


 Effect of exchange rate changes on cash                (155)            (182)
                                               -------------    -------------
 Net decrease in cash and cash equivalents            (2,017)              (5)
 Cash and cash equivalents, beginning
    of period                                          3,017            3,050
                                               -------------    -------------
 Cash and cash equivalents, end of period      $       1,000    $       3,045
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


Note B - Seasonal Aspects
--------------------------------------------------------------------------------

The results of operations for the six-month periods ended July 15, 2006 and July 9, 2005 are not necessarily indicative of the results to be expected for the full year.


Note C - Inventories
--------------------------------------------------------------------------------

                                        July 15,       July 9,      December 31,
         (All amounts in thousands)       2006           2005           2005
                                      ------------   ------------   ------------

         Raw materials                $     10,642   $      8,550   $      7,128
         Work in progress                    8,456          7,019          5,358
         Finished goods                     25,532         21,506         20,563
                                      ------------   ------------   ------------
                                      $     44,630   $     37,075   $     33,049
                                      ============   ============   ============


Note D - Notes Payable
--------------------------------------------------------------------------------

On June 30, 2006, the Company executed a seventh amendment to the revolving term agreement that effectively increased the current available borrowing limit under the Euro Revolving Loan from Euro 2.5 million ($3.2 million) to Euro 3.0 million ($3.8 million) and extended the due date to May 19, 2008. All other terms of the agreement were unchanged. As of July 15, 2006 the outstanding balance on this line was Euro 1.6 million ($2.0 million).

On June 30, 2006, the Company's wholly owned subsidiary, Indian-Martin, Inc., executed a second amendment to its revolving term agreement that extended the maturity due date to June 30, 2008. All other terms of the agreement were unchanged. As of July 15, 2006 the outstanding balance on this line was $19.0 million.

On June 1, 2006, the Company executed a sixth amendment to the revolving term agreement that effectively maintained the current available borrowing limit at $31 million and delayed the annual reduction of $7 million until May 19, 2007. All other terms of the agreement were unchanged. As of July 15, 2006 the outstanding balance on this line was $27.8 million.


Note E - Income Taxes
--------------------------------------------------------------------------------

The provision for income taxes was computed based on financial statement income.

Note F - Employee Stock Option Plan
--------------------------------------------------------------------------------

The Company has two stock-based compensation plans. Prior to the start of the current fiscal year, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. Beginning with the current fiscal year, the Company expenses the fair value of options to employee compensation expense in accordance with SFAS 123R Share-Based Payment (SFAS 123R). During the three months and six months ended July 15, 2006, the Company recorded compensation expense of $297 thousand and $428 thousand, respectively.

The following table illustrates the effect on net income and earnings per share had the Company applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months and six months ended July 9, 2005.

         (In Thousands Except Per Share           Three months ended   Six months ended
            Amounts)                                 July 9, 2005        July 9, 2005
        -------------------------------------------------------------------------------
        Net income, as reported                      $       2,255      $       3,409
        Less:  Total stock-based employee
        compensation cost determined under
        the fair value based method, net of
        income taxes                                          (279)              (558)
                                                     -------------      -------------

        Pro forma net income                         $       1,976      $       2,851
                                                     =============      =============

        Earnings per share
            Basic--as reported                       $        0.17      $        0.26
                                                     =============      =============
            Basic--pro forma                         $        0.15      $        0.22
                                                     =============      =============

            Diluted--as reported                     $        0.17      $        0.26
                                                     =============      =============
            Diluted--pro forma                       $        0.15      $        0.22
                                                     =============      =============


Note G - Segment Information
--------------------------------------------------------------------------------

                                                       As of and for the Three Months
                                                            Ended July 15, 2006
                                       ----------------------------------------------------------
                                         Sporting        Office
         In thousands                      Goods        Products         Corp.           Total
         ----------------------------------------------------------------------------------------
         Revenues from external
            customers                  $     33,176   $     15,773   $         --    $     48,949
         Operating income (loss)              2,397          2,120         (1,560)          2,957
         Net income (loss)                      731            987           (686)          1,032
         Total assets                  $    101,517   $     47,589   $      7,761    $    156,867


                                                        As of and for the Six Months
                                                            Ended July 15, 2006
                                       ----------------------------------------------------------
                                         Sporting        Office
         In thousands                      Goods        Products         Corp.           Total
         ----------------------------------------------------------------------------------------

         Revenues from external
            customers                  $     53,060   $     28,689   $         --    $     81,749
         Operating income (loss)              2,922          4,534         (2,152)          5,304
         Net income (loss)                      781          2,571           (956)          2,396
         Total assets                  $    101,517   $     47,589   $      7,761    $    156,867

                                                       As of and for the Three Months
                                                             Ended July 9, 2005
                                       ----------------------------------------------------------
                                         Sporting        Office
         In thousands                      Goods        Products         Corp.           Total
         ----------------------------------------------------------------------------------------
         Revenues from external
            customers                  $     28,569   $     18,982   $         --    $     47,551
         Operating income (loss)              2,960          1,960         (1,021)          3,899
         Net income (loss)                    1,608          1,198           (551)          2,255
         Total assets                  $     64,992   $     48,716   $     11,634    $    125,342


                                                        As of and for the Six Months
                                                             Ended July 9, 2005
                                       ----------------------------------------------------------
                                         Sporting        Office
         In thousands                      Goods        Products         Corp.           Total
         ----------------------------------------------------------------------------------------

         Revenues from external
            customers                  $     42,590   $     34,743   $         --    $     77,333
         Operating income (loss)              3,003          4,089         (1,445)          5,647
         Net income (loss)                    1,497          2,539           (627)          3,409
         Total assets                  $     64,992   $     48,716   $     11,634    $    125,342

Note H - Dividend Payment
--------------------------------------------------------------------------------

On March 24, 2006, the Company paid a dividend of $0.20 per common share to all shareholders of record on March 17, 2006. The total amount of the dividend was $2.6 million and was charged against retained earnings.

Note I - Earnings Per Share
--------------------------------------------------------------------------------

The shares used in computation of the Company's basic and diluted earnings per common share are as follows:

                                                                Three Months Ended
                                                         -----------------------------
         All amounts in thousands                        July 15, 2006    July 9, 2005
         -----------------------------------------------------------------------------
         Weighted average common shares
             outstanding                                        13,039          13,069
         Dilutive effect of stock options                           43             176
                                                         -------------   -------------
         Weighted average common shares
             outstanding, assuming dilution                     13,082          13,245
                                                         =============   =============


                                                                Six Months Ended
                                                         -----------------------------
         All amounts in thousands                        July 15, 2006    July 9, 2005
         -----------------------------------------------------------------------------

         Weighted average common shares
             outstanding                                        13,013          13,064
         Dilutive effect of stock options                           41             168
                                                         -------------   -------------
         Weighted average common shares
             outstanding, assuming dilution                     13,053          13,232
                                                         =============   =============

Stock options that are anti-dilutive as to earnings per share are ignored in the computation of dilutive earnings per share. The number of employee stock options that were anti-dilutive in 2006 and 2005 was 416,800 and 167,800, respectively.

Note J - Acquisitions
--------------------------------------------------------------------------------

In February 2006, the Company purchased substantially all of the assets of Family Industries, Inc., which manufactures and sells premium quality residential playground systems from stained redwood. Combined with the acquisition of the ChildLife product line in the first quarter of fiscal 2005, this acquisition greatly enhances the breadth of the product offering and expands the Company's potential customer base. Playground systems will continue to be sold under both the Woodplay and ChildLife brand names, primarily through specialty dealers. The operating results from this acquisition have been included in the Sporting Goods business segment results since the date of acquisition. The total price paid, which was paid in cash using the Company's revolving credit lines, exceeded the estimated fair market value of the net assets acquired resulting in $4.4 million in Goodwill. The Goodwill recorded will be deductible for income tax purposes. The estimated fair market value of the assets acquired and liabilities assumed as the date of acquisition are as follows:

             (All amounts in thousands)                  Amount

             Current assets                          $      2,891
             Property, plant & equipment                       50
             Other assets                                     112
             Goodwill                                       4,726
                                                     ------------
                  Total assets acquired                     7,779

             Current liabilities                             (524)
                                                     ------------
                  Net assets acquired                $      7,255
                                                     ============


In April 2006, the Company acquired all of the outstanding stock of Desmar Seguridad Y Archivo, S.L. ("Desmar"), a distributor of office products located in Barcelona, Spain. The Company acquired Desmar to solidify its presence in Spain. The operating results from this acquisition have been included in the Office Products business segment results since the acquisition date. The Company intends to operate this acquisition as a wholly owned distributor from its current location. The total purchase price of EUR 1.9 million ($2.4 million) was paid in cash and financed through the Company's current Euro debt facilities. The purchase price exceeded the estimated fair market value of the assets acquired resulting in Goodwill of $2.2 million. The Goodwill recorded will not be deductible for income tax purposes. The estimated fair market value of the assets acquired and liabilities assumed as the date of acquisition are as follows:

             (All amounts in thousands)                  Amount

             Current assets                          $      1,412
             Property, plant & equipment                      177
             Other assets                                     493
             Goodwill                                       2,209
                                                     ------------
                  Total assets acquired                     4,291

             Current liabilities                           (1,913)
                                                     ------------
                  Net assets acquired                $      2,378
                                                     ============


In May 2006, the Company acquired substantially all of the assets of Carolina Archery Products which manufactures and distributes archery accessories. This acquisition expands the Company's product offerings in archery accessories and provides the Company with valuable technology rights that will be used to enhance its competitive position in the market place. The operating results from this acquisition have been included in the Sporting Goods business segment results since the date of acquisition. The total purchase price of $18.9 million was paid in cash and financed through the Company's current debt facilities. The estimated fair market value of the assets acquired and liabilities assumed as the date of acquisition are as follows:

              (All amounts in thousands)                  Amount

              Current assets                          $      3,358
              Property, plant & equipment                       67
              Patent & other intangibles                    15,447
                                                      ------------
                   Net assets acquired                $     18,872
                                                      ============

The following table presents unaudited pro forma financial information as if the Carolina Archery acquisition described above had occurred at the beginning of the respective periods:

                                                               Three months ended
                                                         ------------------------------
         (In Thousands Except Per Share Amounts)         July 15, 2006     July 9, 2005
         ------------------------------------------------------------------------------
         Net revenue:
              Net revenue excluding Carolina Archery
                  Products acquisition                   $      46,449    $      47,551
              Net revenue of Carolina Archery Products           3,113            2,700
              Consolidation adjustment                              --               --
                                                         -------------    -------------
              Pro forma net revenues                     $      49,562    $      50,251
                                                         =============    =============

         Net income:
              Net income excluding Carolina Archery
                  Products acquisition                   $       1,032    $       2,255
              Net income of Carolina Archery Products            1,280              600
              Consolidation adjustment                            (436)            (378)
                                                         -------------    -------------
              Pro forma net income                       $       1,876    $       2,477
                                                         =============    =============

         Basic earning per share:
              Excluding Carolina Archery Products
                  acquisition                            $        0.08    $        0.17
              Carolina Archery Products                           0.10             0.05
              Consolidation adjustment                           (0.03)           (0.03)
                                                         -------------    -------------
              Pro forma basic earnings per share         $        0.14    $        0.19
                                                         =============    =============


                                                                Six months ended
                                                         ------------------------------
         (In Thousands Except Per Share Amounts)         July 15, 2006     July 9, 2005
         ------------------------------------------------------------------------------

         Net revenue:
              Net revenue excluding Carolina Archery
                  Products acquisition                   $      79,249    $      77,333
              Net revenue of Carolina Archery Products           4,952            4,200
              Consolidation adjustment                              --               --
                                                         -------------    -------------
              Pro forma net revenues                     $      84,201    $      81,533
                                                         =============    =============

         Net income:
              Net income excluding Carolina Archery
                  Products acquisition                   $       2,009    $       3,409
              Net income of Carolina Archery Products            1,758              840
              Consolidation adjustment                            (694)            (588)
                                                         -------------    -------------
              Pro forma net income                       $       3,073    $       3,661
                                                         =============    =============

         Basic earning per share:
              Excluding Carolina Archery Products
                  acquisition                            $        0.15    $        0.26
              Carolina Archery Products                           0.14             0.06
              Consolidation adjustment                           (0.05)           (0.05)
                                                         -------------    -------------
              Pro forma basic earnings per share         $        0.24    $        0.28
                                                         =============    =============

The consolidation adjustment in the above tables reflects the amortization of patents and other intangible assets over the expected economic lives.

Note K - Restructuring Costs
--------------------------------------------------------------------------------

In 2004 the Company initiated a facility consolidation plan and involuntary employee terminations in the Office Products segment in order to reduce costs and increase the competitiveness of the Company. Under these plans no additional costs were incurred during the quarter ended July 15, 2006. Liabilities under these plans are as follows:

                                           Balance at                                   Balance at
            (All amounts in                 March 25,      Non-Cash         Cash         July 15,
               thousands)                     2006         Charges        Payments         2006
                                          ------------   ------------   ------------   ------------
         Severance and benefit
            costs                         $        148   $         --   $         --   $        148
         Facility closure costs                     --             --             --             --
                                          ------------   ------------   ------------   ------------
                                          $        148   $         --   $         --   $        148
                                          ============   ============   ============   ============

Note L - Reclassifications
--------------------------------------------------------------------------------

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 financial statement presentation.


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

Results of Operations

Net revenues for the second quarter and first half of fiscal 2006 increased 2.9% and 5.7%, respectively, over the same periods last year. Revenue growth in the Sporting Goods business was partially offset by declining sales in the Office Products business. Operating profits in the second quarter and the first half of 2006 were lower than the same periods last year as a result of higher selling, administrative and general expenses.

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

                                                    Three Months ended           Six Months ended
                                                 ----------------------------------------------------
                                                  July 15,       July 9,      July 15,      July 9,
                                                    2006          2005          2006          2005
        ---------------------------------------------------------------------------------------------
         Net revenue                                  100.0%        100.0%        100.0%        100.0%
         Cost of products sold                         68.7%         68.0%         68.1%         68.8%
                                                 ----------    ----------    ----------    ----------
         Gross margin                                  31.3%         32.0%         31.9%         31.2%
         Selling, administrative and
         general expenses                              25.3%         23.8%         25.4%         23.9%
                                                 ----------    ----------    ----------    ----------
         Operating income                               6.0%          8.2%          6.5%          7.3%

Consolidated Revenue and Gross Margin

Sales in the Sporting Goods business increased in fiscal 2006 over the same periods last year; up 16.1% in the second quarter and 24.6% for the first half. Acquisitions completed during the first half of fiscal 2006 accounted for a significant portion of the revenue increase while existing products experienced an overall growth rate of 7.2%. These acquisitions, one in the residential wooden playground market and the other in the archery accessories market, are part of the overall strategy to increase the Company's presence in the specialty market, which includes dealers and specialty sports retailers. This strategy is designed to broaden the customer base and lessen the impact of large mass market retailers. Increased product placement for the 2006 holiday season indicates the Company continues to enjoy strong relationships with mass market retailers and sporting goods chain stores. However, Management believes that sales to SEARS/K-Mart, the Company's largest single customer, will be down roughly $5.0 million in 2006 compared to 2005. Despite this, Management is cautiously optimistic that sales to the mass market channel will be roughly equal with that achieved in 2005.

Office Products sales, compared to the prior year, were down 16.9% in the second quarter and 17.4% in the first half of fiscal 2006. Slightly more than half of the sales shortfall is attributed to the planned elimination of non-core, low margin products and the elimination of unprofitable customers. The balance of the sales decline is related to lower shredder sales due to lower overall demand for high security shredders and stiff price competition. Management believes that a new line of security shredders introduced in the first quarter of 2006 will eventually stem the sales decline resulting from price competition. However, Management does not expect to reverse the decline in sales until fiscal 2007. The sales decline experienced in the first half of fiscal 2006 is expected to be indicative of the sales results for all of fiscal 2006.

The overall gross margin for the first six months of fiscal 2006 was relatively unchanged from the same period last year. However, the Company anticipates the overall gross margin to decline as the Office Products business, which has a higher gross margin than the Sporting Goods business, becomes a smaller part of total company sales. The slight decline in the overall gross margin for the second quarter compared to the same period last year is the result of this shift in the relative sizes of the two business segments. In addition, rising oil prices will have a direct impact on raw material prices for steel and resin which constitute a significant portion of product costs in both business segments. To the extent that these cost increases cannot be passed on to customers, the gross margins in both business segments will be negatively impacted. At present it is not possible to quantify the extent or impact on future gross margins.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased 9.5% in the second quarter and 12.5% in the first half of fiscal 2006, compared to the same periods last year. The bulk of the increase, approximately $2.1 million for the first half of 2006, relates to the Sporting Goods business where additional selling and marketing expenses have been incurred to expand distribution into the specialty market. Cost reductions in the Office Products business, approximately $0.5 million for the first six months of fiscal 2006, were substantially offset by employee stock option expense of $0.4 million and roughly $0.3 million in non-recurring expenses associated with the retirement of Mr. Reed, former President and CEO of the Company.

Provision for Income Taxes

The effective tax rate for the second quarter (47.3%) is significantly higher than the rate achieved in the same quarter last year (36.8%) due to lower foreign earnings and a one time adjustment to foreign taxes. Management believes that the tax rate achieved for the first six months of 2006 is indicative of the overall rate that will be achieved in fiscal 2006.

Financial Condition and Liquidity

The following schedule summarizes the Company's total debt:

                                                      July 15,        July 9,       December 31,
         In thousands                                   2006            2005            2005
         ---------------------------------------------------------------------------------------
         Notes payable short-term                   $     19,033    $      1,658    $         --
         Current portion long-term debt                       --             946           1,066
         Long term debt                                   32,530          27,030          18,487
                                                    ------------    ------------    ------------
         Total debt                                 $     51,563    $     29,634    $     19,553
                                                    ============    ============    ============

         Total debt as a percentage of
            stockholder's equity                            68.0%           43.7%           26.2%

Total debt at July 15, 2006 increased $32.0 million from the balance at December 31, 2005 primarily the result of the three acquisitions completed during the first six months of fiscal 2006; the total cost of which was $28.7 million. In addition the Company paid an annual dividend in March 2006 that totaled $2.6 million.

During the first half of 2006, operations consumed $1.1 million in cash compared to generating $4.9 million for the same time period in 2005. The primary reason for the decline is increased inventories in the Sporting Goods business. Management believes the abnormally high inventory levels will be resolved by the end of fiscal 2006 and that no additional excess or obsolete reserves are necessary.

The acquisitions completed during the first half of 2006, were the primary reason why net cash used by investing activities increased substantially compared to the prior year. Spending for property plant and equipment for the first half of 2006 was higher than the same period in 2005 due to costs associated with completing the Reynosa, Mexico manufacturing plant.

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

A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company's foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes would have resulted in a material impact on income before taxes for the six months ended July 15, 2006.

A substantial portion of the Company's debt is based on U.S. prime and LIBOR interest rates. In an effort to lock-in current low rates and mitigate the risk of unfavorable interest rate fluctuations the Company has entered an interest rate swap agreement. This agreement effectively converted a portion of its variable rate debt into fixed rate debt.

An adverse movement of equity market prices would have an impact on the Company's long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At July 15, 2006 the aggregate fair value of long-term marketable equity securities was $2.4 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.


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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2006.

There have been no changes to the Company's internal control over financial reporting that occurred since the beginning of the Company's second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Not Required.

Item 2.  (c) ISSUER PURCHASES OF EQUITY SECURITIES

-----------------------------------------------------------------------------------------------------------------------
                                                                                                   (d) Maximum Number
                                                                                                    (or Approximate
                                                                              (c) Total Number      Dollar Value) of
                                           (a) Total                            of Shares (or       Shares (or Units)
                                           Number of                         Units) Purchased as     that May Yet Be
                                             Shares           (b) Average      Part of Publicly      Purchased Under
                                           (or Units)       Price Paid per    Announced Plans          the Plans
Period                                     Purchased        Share (or Unit)     or Programs           or Programs

-----------------------------------------------------------------------------------------------------------------------
Shares purchases prior to
     03/25/2006 under the
     current repurchase program.            449,964                $ 9.38           449,964            $ 3,000,000
-----------------------------------------------------------------------------------------------------------------------

Second quarter purchases:
-----------------------------------------------------------------------------------------------------------------------
03/26/2006 - 04/22/2006                        None                  None              None                   None
-----------------------------------------------------------------------------------------------------------------------
04/23/2006 - 05/20/2006                      26,688                $10.59            26,688              2,717,368
-----------------------------------------------------------------------------------------------------------------------
05/21/2006 - 06/17/2006                       5,786                $10.81             5,786              2,654,811
-----------------------------------------------------------------------------------------------------------------------
06/18/2006 - 07/15/2006                        None                  None              None                   None
-----------------------------------------------------------------------------------------------------------------------

Total share purchases under the
     current program                        482,418                $ 9.46           482,438            $ 2,654,811
-----------------------------------------------------------------------------------------------------------------------

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

Item 3.    Not Required.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of the registrant was held on April 22, 2006 at the Sheraton Indianapolis Hotel & Suites in Indianapolis, Indiana. Proxy materials were circulated on March 18, 2006 and then amended on April 20, 2006 proposing the election of six members to the Board of Directors for a one year term and approve the adoption of a special stock option grant to non-employee directors.

Shareholders elected the proposed directors by the following vote totals:

                                                    For             Withheld
                                             -----------------------------------

            Robert E. Griffin                    11,480,153         401,643
            Blaine E. Matthews, Jr.              11,764,011         105,785
            Edward E. (Ned) Williams             11,789,986          79,810
            Richard D. White                     11,856,092          13,704
            George Savitsky                      11,804,586          65,210
            Richard F. Baalmann, Jr.             11,856,092          13,704

The shareholders approved the proposal to make a special grant of 2,000 stock options to each of the five independent directors. There were 8,737,646 shares voted in favor of the proposal and 146,471 shares voted against the proposal. There were 2,995,211 Broker Non-votes.

Item 5.    Not Required.

Item 6.    Exhibits

     (a)      Exhibits

         Number     Description

          31.1      Chief Executive Officer Rule 13a-14(a)/15d-14(a)
                    Certification.
          31.2      Chief Financial Officer Rule 13a-14(a)/15d-14(a)
                    Certification.
          32.1      Chief Executive Officer Section 1350 Certification.
          32.2      Chief Financial Officer Section 1350 Certification.
          10.1 Agreement dated April 19, 2006 by and between Charles William Reed and Escalade, Incorporated (Management Contract) (a)
          10.2 Sixth Amendment to Amended and Restated Credit Agreement effective October 24, 2001 by and between Escalade, Incorporated and JPMorgan Chase Bank, NA. The effective date of the Amendment was May 19, 2006. (b)
          10.3 Seventh Amendment to Amended and Restated Credit Agreement effective October 24, 2001 by and between Escalade, Incorporated and JPMorgan Chase Bank, NA. The effective date of the Amendment was July 1, 2006. (c)
          10.4 Promissory Note between Escalade, Incorporated and JPMorgan Chase Bank, NA. Dated July 1, 2006. (c)
          10.5 Second Amendment to Credit Agreement dated September 5, 2003 by and between Indian-Martin, Inc. and JPMorgan Chase Bank, NA. The effective date of the Amendment was July 1, 2006.(c)
          10.6 Promissory Note between Indian-Martin, Inc. and JPMorgan Chase Bank, NA. Dated July 1, 2006. (c)

          (a) Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on April 19, 2006.
          (b) Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on June 2, 2006.
          (c) Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on July 5, 2006.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ESCALADE, INCORPORATED



Date:     August 10, 2006                   /s/ ROBERT E. GRIFFIN
          ---------------                   ------------------------------------
                                            Robert E. Griffin
                                            Chairman and Chief Executive Officer



Date:     August 10, 2006                   /s/ TERRY D. FRANDSEN
          ---------------                   ------------------------------------
                                            Terry D. Frandsen
                                            Vice President and
                                            Chief Financial Officer