Form 10-Q
period 2006-10-07
ESCALADE INC
filed 2006-10-27
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended October 7, 2006

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

                                Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                 Outstanding at October 24 ,2006
          --------------------         -------------------------------
          Common, no par value                     13,026,275

                                      INDEX

                                                                            Page
                                                                             No.

Part I.   Financial Information:

Item 1 -  Financial Statements:

          Consolidated Condensed Balance Sheets as of October 7, 2006 (Unaudited), October 1, 2005 (Unaudited), and
          December 31, 2005                                                  3

          Consolidated Condensed Statements of Income (Unaudited)
          for the Three Months and Nine Months Ended October 7, 2006
          and October 1, 2005                                                4

          Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three Months and Nine Months Ended
          October 7, 2006 and October 1, 2005                                4

          Consolidated Condensed Statements of Cash Flows (Unaudited)
          for the Nine Months Ended October 7, 2006 and October 1, 2005      5

          Notes to Consolidated Condensed Financial Statements
          (Unaudited)                                                        6

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         11

Item 3 -  Quantitative and Qualitative Disclosures about Market Risk        13

Item 4 -  Controls and Procedures                                           14

Part II.  Other Information

Item 2 -  Issuer Purchases of Equity Securities                             15

Item 6 -  Exhibits                                                          16

          Signatures                                                        16


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands except share information)

                                                  October 7,      October 1,     December 31,
                                                     2006            2005            2005
                                                 ------------    ------------    ------------
                                                  (Unaudited)     (Unaudited)     (Audited)
 ASSETS
 Current Assets:
    Cash and cash equivalents                    $        339    $      3,028    $      3,017
    Receivables, less allowance of
         $2,391; $2,449; and
         $1,544; respectively                          49,517          50,682          31,744
    Inventories                                        40,426          37,443          33,049
    Prepaid expenses                                    2,409           1,479           1,559
    Deferred income tax benefit                         1,723           1,923           1,818
                                                 ------------    ------------    ------------
TOTAL CURRENT ASSETS                                   94,414          94,555          71,187

Property, plant and equipment, net                     20,290          18,245          20,307
Intangible assets                                      20,895           6,866           6,634
Goodwill                                               24,708          17,234          17,157
Investments                                             7,790           6,120           7,786
Interest rate swap                                        273              60             181
Other assets                                            2,029           2,432           2,044
                                                 ------------    ------------    ------------
                                                 $    170,399    $    145,512    $    125,296
                                                 ============    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                $     24,534    $     10,590    $         --
    Current portion of long-term debt                      --           1,066
    Trade accounts payable                             10,071          10,835           3,518
    Accrued liabilities                                25,640          24,245          24,429
    Income tax payable                                  1,598             517           1,854
                                                 ------------    ------------    ------------
TOTAL CURRENT LIABILITIES                              61,843          46,187          30,867

Other Liabilities:
    Long-term debt                                     28,020          25,338          18,487
    Deferred compensation                               1,025           1,320           1,349
                                                 ------------    ------------    ------------
                                                       90,888          72,845          50,703

Stockholders' equity:
Preferred stock:
    Authorized 1,000,000 shares; no par
         value, none issued
Common stock:
    Authorized 30,000,000 shares; no
         par value, issued and
         outstanding  - 13,029,769;
         13,010,733; and 12,946,869;
         respectively                                  13,030          13,011          12,947
Retained earnings                                      63,984          58,327          60,696
Accumulated other comprehensive income                  2,497           1,329             950
                                                 ------------    ------------    ------------
                                                       79,511          72,667          74,593
                                                 ------------    ------------    ------------
                                                 $    170,399    $    145,512    $    125,296
                                                 ============    ============    ============

See notes to Consolidated Condensed Financial Statements.


ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)


                                                          ------------------------------------------------------------
                                                               Three Months Ended              Nine Months Ended
                                                          ----------------------------    ----------------------------
                                                           October 7,      October 1,      October 7,      October 1,
                                                              2006            2005            2006            2005
                                                          ------------    ------------    ------------    ------------
Net sales                                                 $     65,583    $     63,557    $    147,332    $    140,890

Costs, expenses and other income:
   Cost of products sold                                        49,023          46,148         104,684          99,355
   Selling, general and administrative expenses                 10,650           8,935          31,434          27,414
                                                          ------------    ------------    ------------    ------------
   Operating income                                              5,910           8,474          11,214          14,121

   Interest expense, net                                          (862)           (345)         (1,926)         (1,125)
   Other income (expense)                                         (310)            225            (565)            632
                                                          ------------    ------------    ------------    ------------
Income before income taxes                                       4,738           8,354           8,723          13,628

Provision for income taxes                                       1,746           2,902           3,335           4,767
                                                          ------------    ------------    ------------    ------------

Net income                                                $      2,992    $      5,452    $      5,388    $      8,861
                                                          ============    ============    ============    ============

Per Share Data:
   Basic earnings per share                               $       0.23    $       0.42    $       0.41    $       0.68
   Diluted earnings per share                             $       0.23    $       0.41    $       0.41    $       0.67
   Cash dividend paid                                               --              --    $       0.20    $       0.15


CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Net income                                                $      2,992    $      5,452    $      5,388    $      8,861

Unrealized gain (loss) on securities, net of tax
   of $(111), $20, $(36) and $18, respectively                     168             (31)             55             (27)

Foreign currency translation adjustment, net of
   tax of $(261), $(20), $(945) and $2,301,
   respectively                                                    395              30           1,432          (3,486)

Unrealized gain on interest rate swap agreement,
   net of tax of $21, $(65), $(40) and $(191),
   respectively                                                    (32)             99              60             290
                                                          ------------    ------------    ------------    ------------
Comprehensive income                                      $      3,523    $      5,550    $      6,935    $      5,638
                                                          ============    ============    ============    ============

See notes to Consolidated Condensed Financial Statements.


ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

                                                                 Nine Months Ended
                                                           ----------------------------
                                                            October 7,      October 1,
                                                               2006            2005
                                                           ------------    ------------
Operating Activities:
  Net income                                               $      5,388    $      8,861
  Depreciation and amortization                                   4,553           3,651
  Adjustments necessary to reconcile net income to net
      cash provided by operating activities                     (12,567)         (9,774)
                                                           ------------    ------------
  Net cash provided (used) by operating activities               (2,626)          2,738
                                                           ------------    ------------
Investing Activities:
  Purchase of property and equipment                             (1,903)         (5,166)
  Proceeds from asset disposition                                    --              68
  Acquisition of assets                                         (28,619)         (3,213)
                                                           ------------    ------------
  Net cash used by investing activities                         (30,522)         (8,311)
                                                           ------------    ------------
Financing Activities:
  Net increase in notes payable                                  32,898           8,780
  Proceeds from exercise of stock options                         1,288             308
  Director fees paid by issuing stock                               141              95
  Purchase of common stock                                       (1,376)         (1,391)
  Dividends paid                                                 (2,604)         (1,961)
                                                           ------------    ------------
  Net cash provided by financing activities                      30,347           5,831
                                                           ------------    ------------

Effect of exchange rate changes on cash                             123            (280)
                                                           ------------    ------------
Net decrease in cash and cash equivalents                        (2,678)            (22)
Cash and cash equivalents, beginning of period                    3,017           3,050
                                                           ------------    ------------
Cash and cash equivalents, end of period                   $        339    $      3,028
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


Note B - Seasonal Aspects
--------------------------------------------------------------------------------

The results of operations for the three month and nine month periods ended October 7, 2006 and October 1, 2005 are not necessarily indicative of the results to be expected for the full year.


Note C - Inventories
--------------------------------------------------------------------------------

        (All amounts in thousands)   October 7,      October 1,     December 31,
                                        2006            2005            2005
                                    ------------    ------------    ------------
        Raw materials               $      9,173    $      7,076    $      7,128
        Work in progress                   7,008           8,090           5,358
        Finished goods                    24,245          22,277          20,563
                                    ------------    ------------    ------------
                                    $     40,426    $     37,443    $     33,049
                                    ============    ============    ============


Note D - Notes Payable
--------------------------------------------------------------------------------

On June 30, 2006, the Company executed a seventh amendment to the revolving term agreement that effectively increased the current available borrowing limit under the Euro Revolving Loan from Euro 2.5 million ($3.2 million) to Euro 3.0 million ($3.8 million) and extended the due date to May 19, 2008. All other terms of the agreement were unchanged. As of October 7, 2006 the outstanding balance on this line was Euro 1.5 million ($1.9 million).

On June 30, 2006, the Company's wholly owned subsidiary, Indian-Martin, Inc., executed a second amendment to its revolving term agreement that extended the maturity due date to June 30, 2008. All other terms of the agreement were unchanged. As of October 7, 2006 the outstanding balance on this line was $24.5 million.

On June 1, 2006, the Company executed a sixth amendment to the revolving term agreement that maintained the current available borrowing limit at $31 million and delayed the annual reduction of $7 million until May 19, 2007. All other terms of the agreement were unchanged. As of October 7, 2006 the outstanding balance on this line was $23.4 million.


Note E - Income Taxes
--------------------------------------------------------------------------------

The provision for income taxes was computed based on financial statement income.

Note F - Employee Stock Option Plan
--------------------------------------------------------------------------------

The Company has two stock-based compensation plans. Prior to the start of the current fiscal year, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. Beginning with the current fiscal year, the Company expenses the fair value of options to employee compensation expense in accordance with SFAS 123R Share-Based Payment (SFAS 123R). During the three months and nine months ended October 7, 2006, the Company recorded compensation expense of $298 thousand and $726 thousand, respectively.

The following table illustrates the effect on net income and earnings per share had the Company applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months and nine months ended October 1, 2005.

                                                                              Three months ended   Nine months ended
        (In Thousands Except Per Share Amounts)                                  October 1, 2005     October 1, 2005
        ------------------------------------------------------------------------------------------------------------
        Net income, as reported                                                     $      5,452        $      8,861
        Less:  Total stock-based employee
        compensation cost determined under
        the fair value based method, net of
        income taxes                                                                        (279)               (837)
                                                                                    ------------        ------------

        Pro forma net income                                                        $      5,173        $      8,024
                                                                                    ============        ============
        Earnings per share
            Basic--as reported                                                      $       0.42        $       0.68
                                                                                    ============        ============
            Basic--pro forma                                                        $       0.40        $       0.61
                                                                                    ============        ============

            Diluted--as reported                                                    $       0.41        $       0.67
                                                                                    ============        ============
            Diluted--pro forma                                                      $       0.39        $       0.61
                                                                                    ============        ============


Note G - Segment Information
--------------------------------------------------------------------------------

                                                                     For the Three Months
                                                                     Ended October 7, 2006
                                            ------------------------------------------------------------------------
                                              Sporting             Office
        In thousands                            Goods             Products              Corp.              Total
        ------------------------------------------------------------------------------------------------------------
        Revenues from external customers    $     51,967        $     13,616        $         --        $     65,583
        Operating income (loss)                    5,094               1,800                (984)              5,910
        Net income                                 2,051                 854                  87               2,992

                                                                As of and for the Nine Months
                                                                     Ended October 7, 2006
                                            ------------------------------------------------------------------------
                                              Sporting             Office
        In thousands                            Goods             Products              Corp.              Total
        ------------------------------------------------------------------------------------------------------------
        Revenues from external customers    $    105,027        $     42,305        $         --        $    147,332
        Operating income (loss)                    8,017               6,334              (3,136)             11,214
        Net income (loss)                          2,964               3,425              (1,001)              5,388
        Total assets                        $    112,815        $     46,534        $     11,050        $    170,399



                                                                     For the Three Months
                                                                     Ended October 1, 2005
                                            ------------------------------------------------------------------------
                                              Sporting             Office
        In thousands                            Goods             Products              Corp.              Total
        ------------------------------------------------------------------------------------------------------------
        Revenues from external customers    $     49,736        $     13,821        $         --        $     63,557
        Operating income (loss)                    7,114               1,528                (168)              8,474
        Net income                                 4,249                 786                 417               5,452

                                                                As of and for the Nine Months
                                                                     Ended October 1, 2005
                                            ------------------------------------------------------------------------
                                              Sporting             Office
        In thousands                            Goods             Products              Corp.              Total
        ------------------------------------------------------------------------------------------------------------

        Revenues from external customers    $     92,326        $     48,564        $         --        $    140,890
        Operating income (loss)                   10,117               5,617              (1,612)             14,121
        Net income (loss)                          5,747               3,325                (211)              8,861
        Total assets                        $     88,702        $     44,489        $     12,321        $    145,512


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


Note I - Earnings Per Share
--------------------------------------------------------------------------------

The shares used in computation of the Company's basic and diluted earnings per common share are as follows:

                                                                                        Three Months Ended
                                                                                ------------------------------------
        All amounts in thousands                                                 October 7, 2006     October 1, 2005
        ------------------------------------------------------------------------------------------------------------
        Weighted average common shares outstanding                                        13,026              13,055
        Dilutive effect of stock options                                                      30                 153
                                                                                    ------------        ------------
        Weighted average common shares outstanding, assuming dilution                     13,056              13,208
                                                                                    ============        ============


                                                                                        Nine Months Ended
                                                                                ------------------------------------
        All amounts in thousands                                                 October 7, 2006     October 1, 2005
        ------------------------------------------------------------------------------------------------------------
        Weighted average common shares outstanding                                        13,007              13,065
        Dilutive effect of stock options                                                      33                 165
                                                                                    ------------        ------------
        Weighted average common shares outstanding, assuming dilution                     13,040              13,230
                                                                                    ============        ============

Stock options that are anti-dilutive as to earnings per share are ignored in the computation of dilutive earnings per share. The number of employee stock options that were anti-dilutive in 2006 and 2005 was 613,800 and 167,800, respectively.


Note J - Acquisitions
--------------------------------------------------------------------------------

In February 2006, the Company purchased substantially all of the assets of Family Industries, Inc., which manufactures and sells premium quality residential playground systems made from stained redwood under the WoodPlay brand. Combined with the acquisition of the ChildLife product line in the first quarter of fiscal 2005, this acquisition greatly enhances the breadth of the product offering and expands the Company's potential customer base. Playground systems will continue to be sold under both the Woodplay and ChildLife brand names, primarily through specialty dealers. The operating results from this acquisition have been included in the Sporting Goods business segment results since the date of acquisition. The total price paid, which was paid in cash using the Company's revolving credit lines, exceeded the estimated fair market value of the net assets acquired resulting in $4.8 million in Goodwill. The Goodwill recorded will be deductible for income tax purposes. The estimated fair market value of the assets acquired and liabilities assumed as of the date of acquisition are as follows:

        (All amounts in thousands)                            Amount
                                                           ------------
        Current assets                                     $      2,865
        Property, plant & equipment                                  50
        Other assets                                                112
        Goodwill                                                  4,767
                                                           ------------
             Total assets acquired                                7,794

        Current liabilities                                        (654)
                                                           ------------
             Net assets acquired                           $      7,140
                                                           ============

In April 2006, the Company acquired all of the outstanding stock of Desmar Seguridad Y Archivo, S.L. ("Desmar"), a distributor of office products located in Barcelona, Spain. The Company acquired Desmar to solidify its presence in Spain. The operating results from this acquisition have been included in the Office Products business segment results since the acquisition date and the Company intends to operate this acquisition as a wholly owned distributor from its existing location. The total purchase price of EUR 1.9 million ($2.4 million) was paid in cash and financed through the Company's current Euro debt facilities. The purchase price exceeded the estimated fair market value of the assets acquired resulting in Goodwill of $2.2 million. The Goodwill recorded will not be deductible for income tax purposes. The estimated fair market value of the assets acquired and liabilities assumed as the date of acquisition are as follows:

        (All amounts in thousands)                            Amount
                                                           ------------
        Current assets                                     $      1,383
        Property, plant & equipment                                 177
        Other assets                                                493
        Goodwill                                                  2,238
                                                           ------------
             Total assets acquired                                4,291

        Current liabilities                                      (1,913)
                                                           ------------
             Net assets acquired                           $      2,378
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

        (All amounts in thousands)                            Amount
                                                           ------------
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
                                                           ============


The following table presents unaudited pro forma financial information as if the Carolina Archery acquisition described above had occurred at the beginning of the respective periods:

                                                                 Three months ended
                                                        -----------------------------------
        (In Thousands Except Per Share Amounts)         October 7, 2006     October 1, 2005
        -----------------------------------------------------------------------------------
        Net revenue:
            Net revenue excluding Carolina
                Archery Products acquisition               $     61,718        $     63,557
            Net revenue of Carolina Archery Products              3,865               3,500
            Consolidation adjustment                                 --                  --
                                                           ------------        ------------
            Pro forma net revenues                         $     65,583        $     67,057
                                                           ============        ============


        Net income:
            Net income excluding Carolina
                Archery Products acquisition               $      2,795        $      5,452
            Net income of Carolina Archery Products                 543               1,216
            Consolidation adjustment                               (346)               (490)
                                                           ------------        ------------
            Pro forma net income                           $      2,992        $      6,178
                                                           ============        ============

        Basic earning per share:
            Excluding Carolina Archery Products
                acquisition                                $       0.21        $       0.42
            Carolina Archery Products                              0.04                0.09
            Consolidation adjustment                              (0.02)              (0.04)
                                                           ------------        ------------
            Pro forma basic earnings per share             $       0.23        $       0.47
                                                           ============        ============

                                                                 Nine months ended
                                                        -----------------------------------
        (In Thousands Except Per Share Amounts)         October 7, 2006     October 1, 2005
        -----------------------------------------------------------------------------------
        Net revenue:
            Net revenue excluding Carolina
                Archery Products acquisition               $    140,800        $    140,890
            Net revenue of Carolina Archery Products              8,984               7,700
            Consolidation adjustment                                 --                  --
                                                           ------------        ------------
            Pro forma net revenues                         $    149,784        $    148,590
                                                           ============        ============

        Net income:
            Net income excluding Carolina
                Archery Products acquisition               $      4,881        $      8,861
            Net income of Carolina Archery Products               2,114               2,112
            Consolidation adjustment                               (805)             (1,078)
                                                           ------------        ------------
            Pro forma net income                           $      6,189        $      9,895
                                                           ============        ============

        Basic earning per share:
            Excluding Carolina Archery Products
                acquisition                                $       0.38        $       0.68
            Carolina Archery Products                              0.16                0.16
            Consolidation adjustment                              (0.06)              (0.08)
                                                           ------------        ------------
            Pro forma basic earnings per share             $       0.48        $       0.76
                                                           ============        ============

The consolidation adjustment in the above tables reflects the amortization of patents and other intangible assets over the expected economic lives.


Note K - Restructuring Costs
--------------------------------------------------------------------------------

In 2004 the Company initiated a facility consolidation plan and involuntary employee terminations in the Office Products segment in order to reduce costs and increase the competitiveness of the Company. Under these plans no additional costs were incurred during the quarter ended October 7, 2006. Liabilities under these plans are as follows:


                                             Balance at                                         Balance at
                                              July 15,         Non-Cash           Cash          October 7,
        (All amounts in thousands)              2006            Charges         Payments           2006
                                            ------------     ------------     ------------     ------------
        Severance and benefit costs         $        148     $         --     $         --     $        148
        Facility closure costs                        --               --               --               --
                                            ------------     ------------     ------------     ------------
                                            $        148     $         --     $         --     $        148
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

Overview

Escalade, Incorporated ("Escalade" or "Company") manufactures and distributes products for two industries: Sporting Goods and Office Products. Within these industries the Company has successfully built a commanding market presence in niche markets. This strategy is heavily dependent on brand recognition and excellent customer service. Management believes the key indicators in measuring the success of this strategy are revenue and earnings growth. A key strategic advantage is the Company's established relationships with major customers that allow the Company to bring new products to the market in a cost effective manner while maintaining a diversified product line and wide customer base. In addition to strategic customer relations, the Company has over 75 years of manufacturing and import experience that enable it to be a low cost supplier.

Results of Operations

Net revenues for the three months and nine months ended October 7, 2006 increased 3.2% and 4.6%, respectively, over the same periods last year. However, operating income for the three months and nine months ended October 7, 2006 declined 30.2% and 20.6%, respectively, as a result of lower gross margins and higher selling, general and administrative expenses. The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:


                                                                 Three Months ended              Nine Months ended
                                                            -----------------------------------------------------------
                                                              October 7,      October 1,      October 7,     October 1,
                                                                 2006            2005            2006           2005
        ---------------------------------------------------------------------------------------------------------------
        Net revenue                                               100.0%          100.0%          100.0%          100.0%
        Cost of products sold                                      74.7%           72.6%           71.1%           70.5%
                                                           ------------    ------------    ------------    ------------
        Gross margin                                               25.3%           27.4%           28.9%           29.5%
        Selling, administrative and general expenses               16.2%           14.1%           21.3%           19.5%
                                                           ------------    ------------    ------------    ------------
        Operating income                                            9.1%           13.3%            7.6%           10.0%

Consolidated Revenue and Gross Margin

Sporting Goods sales, compared to the same periods last year, increased 4.5% and 13.8% for the three months and nine months ended October 7, 2006, respectively. Excluding revenues from product lines acquired during the first half of fiscal 2006, revenues for the three months and nine months ended October 7, 2006 declined 5.7% and 0.6%, respectively. This decline reflects a timing delay in when some of the Company's largest mass market retailers accept stocking shipments for the holiday season. Assuming that holiday shopping results are in line with the expectations of the Company's mass market retailers, Management is cautiously optimistic that fiscal 2006 sales to mass market retailers, including large sporting goods chain retailers, will be roughly equal to the volume achieved in fiscal 2005. To lessen the impact of revenue fluctuations in mass market retailers, Management continues to pursue a strategy designed to expand distribution into the specialty sporting goods retailers and dealers. Acquisitions in the first half of fiscal 2006 relating to archery accessories and residential playground systems directly support this strategy and have resulted in increased sales levels to this market segment of 34.8% and 18.0% for the three months and nine months ended October 7, 2006, respectively. Encouraged by success in the specialty retail and dealer market, Management believes total sporting goods revenues for fiscal 2006 will exceed the total achieved in fiscal 2005.

Office Product sales, compared to the prior year, were down 1.5% and 12.9% for the three months and nine months ended October 7, 2006, respectively. In the second half of 2005 the Company undertook a program of rationalizing low margin products and unprofitable customers. Excluding the effects of this rationalization on the third quarter, sales increased 1.0% over the same period last year. The effects of this rationalization program accounted for approximately one-third of the year-to-date sales decline. The remainder of the year to date sales decline is attributed to lower market demand for high security shredders and price competition in the European shredder market. The Company continues to invest in sales and marketing personnel that it believes is beginning to reverse the sales decline experienced year-to-date and expects to fully realize the benefits of this in early 2007. Consequently, Office products sales for 2006 are expected to be lower than 2005.

The overall gross margin for the three months and nine months ended October 7, 2006 were down from the same periods last year due primarily to the relative size of the two business segments. The overall gross margin will continue to decline as Sporting Goods, which has a lower gross margin than Office Products, becomes a larger proportion of total sales. The year-to-date gross margin in the Sporting Goods business has declined slightly compared to last year as a result of pricing pressures at mass market retail customers and unexpected manufacturing costs associated with the start-up of the new facility in Reynosa, Mexico. The rationalization of low margin products and the elimination of unprofitable customers in the Office Products business has yielded increased year-to-date gross margins compared to the same period last year. Rising oil prices could have a direct impact on raw material prices for steel and resin which constitute a significant portion of product costs in both business segments. To the extent that these cost increases cannot be passed on to customers, the gross margins in both business segments will be negatively impacted. At present it is not possible to quantify the extent or impact on future gross margins.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased 19.2% and 14.7% in the three months and nine months ended October 7, 2006, respectively. Roughly 67.9% of the year-to-date increase relates to the Sporting Goods business which incurred non-recurring relocation costs in starting up the new manufacturing facility in Reynosa, Mexico and higher selling and advertising costs associated with new store display units in large retail customers. Excluding non-recurring costs the ratio of selling, general and administrative costs to revenues in the Sporting Goods business remain relatively unchanged from the prior year. However, the Sporting Goods business will experience higher selling and advertising costs as it expands its distribution into the specialty market; this should be balanced out with higher margins. Year-to-date selling, general and administrative costs in the Office Products business are slightly lower than the same period last year due to the lower sales volume. Unallocated corporate costs were higher due to expensing incentive stock options, roughly 18.1% of the overall total increase, and one-time non-recurring costs associated with the retirement of Mr. Reed, former President and CEO of the Company.

Provision for Income Taxes

The effective tax rate for the three months and nine months ended October 7, 2006 were significantly higher than the rates achieved in the same periods last year due to a one time adjustment to foreign taxes and losses in the Company's European operations where the Company does not receive a tax benefit. Management does not expect the overall effective tax rate to improve for the remainder of this year.

Net Income

Compared to last year, profitability in the Sporting Goods business was down in both the three months and nine months ended October 7, 2006 due to pricing pressures from mass market retailers and higher selling, general and administrative costs associated with expanding distribution in the specialty market channels. Profitability in the Office Products business was relatively unchanged compared to last year. Management expects earnings for fiscal 2006 to be lower than that achieved in fiscal 2005.

Financial Condition and Liquidity

The following schedule summarizes the Company's total debt:

                                                                 October 7,      October 1,     December 31,
        In thousands                                                2006            2005            2005
        ----------------------------------------------------------------------------------------------------
        Notes payable short-term                                $     24,534    $     10,590    $         --
        Current portion long-term debt                                    --              --           1,066
        Long term debt                                                28,020          25,338          18,487
                                                                ------------    ------------    ------------
        Total debt                                              $     52,554    $     35,928    $     19,553
                                                                ============    ============    ============

        Total debt as a percentage of stockholder's equity              66.1%           49.4%           26.2%

Approximately 85.5% of the increase in total debt as of October 7, 2006 is attributed to the acquisitions completed by the Company during the first half of fiscal 2006. The balance of the increase is related to the payment of a dividend, stock purchased under the Company's stock buy-back plan, and funding operations.

During the nine months ended October 7, 2006, operations consumed $2.6 million in cash compared to generating $2.7 million for the same period last year reflecting slightly higher Sporting Goods inventories in the current year compared to the same time last year. Management believes the abnormally high inventory levels will be resolved by the end of fiscal 2006 and that no additional excess or obsolete reserves are necessary.

The Company's working capital requirements are primarily funded from operating cash flows and revolving credit agreements with its banks. The Company's relationship with its primary lending bank remains strong and the Company has the same level of revolving credit that was available in 2005. Consequently, the Company believes it has sufficient credit to fund operations for the remainder of the year. The Company believes it can quickly reach agreement to increase available credit should the need arise.


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

A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company's foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes would have resulted in a material impact on income before taxes for the nine months ended October 7, 2006.

A substantial portion of the Company's debt is based on U.S. prime and LIBOR interest rates. In an effort to mitigate the risk of unfavorable interest rate fluctuations the Company entered an interest rate swap agreement. This agreement effectively converted a portion of its variable rate debt into fixed rate debt.

An adverse movement of equity market prices would have an impact on the Company's long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At October 7, 2006 the aggregate fair value of long-term marketable equity securities was $2.6 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.


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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2006.

There have been no changes to the Company's internal control over financial reporting that occurred since the beginning of the Company's third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 and 1.A.  Not Required.

Item 2. (c) ISSUER PURCHASES OF EQUITY SECURITIES

------------------------------------------------------------------------------------------------------------------
                                                                                                (d) Maximum Number
                                                                            (c) Total Number      (or Approximate
                                                                                of Shares         Dollar Value) of
                                                                                (or Units)          Shares (or
                                                                                Purchased           Units) that
                                         (a) Total                               as Part            May Yet Be
                                          Number of                            of Publicly          Purchased
                                          Shares (or      (b) Average Price     Announced            Under the
                                            Units)          Paid per Share      Plans or             Plans or
Period                                    Purchased           (or Unit)         Programs             Programs
------------------------------------------------------------------------------------------------------------------
Shares purchases prior to
     07/15/2006 under the
     current repurchase program             482,418        $       9.46             482,438        $  2,654,811
------------------------------------------------------------------------------------------------------------------

Third quarter purchases:
------------------------------------------------------------------------------------------------------------------
07/16/2006 - 08/12/2006                        None                None                None           No Change
------------------------------------------------------------------------------------------------------------------
08/13/2006 - 09/09/2006                        None                None                None           No Change
------------------------------------------------------------------------------------------------------------------
09/10/2006 - 10/07/2006                        None                None                None           No Change
------------------------------------------------------------------------------------------------------------------

Total share purchases under the
     current program                        482,418        $       9.46             482,438        $  2,654,811
------------------------------------------------------------------------------------------------------------------

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

Item 3, 4, and 5.  Not Required.

Item 6.  Exhibits

(a)      Exhibits

         Number       Description

          31.1         Chief Executive Officer Rule 13a-14(a)/15d-14(a)
                       Certification.
          31.2         Chief Financial Officer Rule 13a-14(a)/15d-14(a)
                       Certification.
          32.1         Chief Executive Officer Section 1350 Certification.
          32.2         Chief Financial Officer Section 1350 Certification.
          10.1 Relocation and retention agreement dated July 24, 2006 by and between Escalade, Incorporated and Terry Frandsen. (Management Contract) (a)

          (a) Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ESCALADE, INCORPORATED


Date:     October 26, 2006            /s/ DANIEL A. MESSMER
          ----------------            ------------------------------------------
                                      Daniel A. Messmer
                                      President and Chief Executive Officer


Date:     October 26, 2006            /s/ TERRY D. FRANDSEN
          ----------------            ------------------------------------------
                                      Terry D. Frandsen
                                      Vice President and Chief Financial Officer