Form 10-K/A
period 2004-12-25
ESCALADE INC
filed 2007-03-14
CIK 33488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                          Form 10-K/A (Amendment No. 2)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 25, 2004

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________


                          Commission File Number 0-6966


                             ESCALADE, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Indiana                                           13-2739290
  ------------------------                                 ------------
  (State of incorporation)                                 (I.R.S. EIN)


   817 Maxwell Ave, Evansville, Indiana                        47711
  ---------------------------------------                    ----------
  (Address of principal executive office)                    (Zip Code)


                                  812-467-1334
                         -------------------------------
                         (Registrant's Telephone Number)


           Securities registered pursuant to Section 12(b) of the Act
           ----------------------------------------------------------

 Common Stock, No Par Value                  The NASDAQ Stock Market LLC
       (Title of Class)                (Name of Exchange on Which Registered)


        Securities registered pursuant to section 12(g) of the Act: NONE

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

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                                Table of Contents


                                                                            Page
--------------------------------------------------------------------------------

Explanatory Note


Part I


   Item 1.   Business                                                         4

   Item 2.   Properties                                                       7

   Item 3.   Legal Proceedings                                                7

   Item 4.   Submission of Matters to a Vote of Security Holders              7


Part II


   Item 5.   Market for the Registrant's Common Equity and Related
              Stockholder Matters and Issuer Purchases of Equity Securities   8

   Item 6.   Selected Financial Data                                         10

   Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      10

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk      17

   Item 8.   Financial Statements and Supplementary Data                     17

   Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       17

   Item 9A.  Controls and Procedures                                         17

   Item 9B.  Other Information                                               22


Part III


   Item 10.  Directors and Executive Officers of the Registrant              22

   Item 11.  Executive Compensation                                          22

   Item 12.  Security Ownership of Certain Beneficial Owners and Management  22

   Item 13.  Certain Relationships and Related Transactions                  23

   Item 14.  Principal Accountant Fees and Services                          23


Part IV


   Item 15.  Exhibits and Financial Statement Schedules                      23

                                Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 25, 2004, filed with the Securities and Exchange Commission (SEC) on March 10, 2005 is being filed to restate the 2004 consolidated financial statements and other financial information to give effect to adjustments resulting from the identification of errors related to the over statement of the provision for income taxes and the over statement of employee benefit costs. On February 13, 2007, the Audit Committee of the Board of Directors of Escalade, Incorporated ("Escalade"), upon the recommendation of Escalade's management and in conjunction with Escalade's independent registered public accounting firm, BKD, LLP, determined that the errors identified were material to the financial statements for the year ended December 25, 2004 and that, as a result, the previously issued financial statements for those periods should no longer be relied on. A new footnote (Note 2) has been added to the restated consolidated financial statements to discuss the restatement effects and the original footnotes have been renumbered. This Form 10-K/A (Amendment No.1) amends and restates Items 6, 7, 8, 9A , and 15 of the March 10, 2005 filing. Only the adjustments described herein and no other material information in our March 10, 2005 filing is amended hereby. Except for the foregoing amended information, this Form 10-K/A does not reflect events occurring after March 10, 2005, nor does it modify or update those disclosures, except as discussed above or in Note 2 to the Consolidated Financial Statements. Management is not aware of any subsequent events that would affect the 2004 consolidated financial statements.

                                     Part I


ITEM 1--BUSINESS

General

Escalade, Incorporated ("Escalade" or "Company") operates in two business segments: sporting goods and office products. Escalade and its predecessors have more than 75 years of manufacturing and selling experience in these two industries.

The following table presents the percentages contributed to Escalade's net sales by each of its business segments:

                                                   2004         2003      2002
-------------------------------------------------------------------------------

Sporting goods                                         64%        63%        82%
Office/graphic arts                                    36         37         18
                                                 --------   --------   --------
Total net sales                                       100%       100%       100%
                                                 ========   ========   ========

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


Employees

The number of employees at December 25, 2004 and December 27, 2003 for each business segment were as follows:

                                                              2004         2003
      -------------------------------------------------------------------------
      Sporting Goods
           USA                                                 341          404
          Mexico                                               160          192
                                                           -------      -------
                                                               501          596
      Office/Graphic Arts
          USA                                                  121          137
          Mexico                                                96           95
          Europe                                               171          202
                                                           -------      -------
                                                               388          434
                                                           -------      -------
      Total                                                    889        1,030
                                                           =======      =======

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

ITEM 2--PROPERTIES

At December 25, 2004, the Company operated from the following locations:

                                         Square      Owned or
Location                                 Footage      Leased      Use
-------------------------------------------------------------------------------------------------------------
Sporting Goods
--------------
     Evansville, Indiana, USA             346,000      Owned       Manufacturing and distribution; sales and
                                                                   marketing; administration
     Evansville, Indiana, USA              82,000      Leased      Warehousing
     Olney, Illinois, USA                 100,000      Leased      Manufacturing and distribution
     Gainesville, Florida, USA            155,000      Owned       Manufacturing and distribution
     National City, California, USA        51,000      Leased      Warehousing and distribution
     Tijuana, Mexico                       83,000      Owned       Manufacturing and distribution
     Tijuana, Mexico                       83,000      Leased      Manufacturing
     Ensenada, Mexico                      33,000      Leased      Manufacturing

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

None.

                                     Part II


ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

The Company's common stock is traded under the symbol "ESCA" on the Nasdaq National Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the Nasdaq National Market:

Prices                                                              High         Low
---------------------------------------------------------------------------------------
  2004
  Fourth quarter ended December 25, 2004                        $    16.96   $    11.80
  Third quarter ended October 2, 2004                                17.67        10.47
  Second quarter ended July 10, 2004                                 23.64        15.43
  First quarter ended March 20, 2004                                 20.58        14.25

  2003
  Fourth quarter ended December 27, 2003                        $    14.84   $    10.62
  Third quarter ended October 4, 2003                                12.35         7.88
  Second quarter ended July 12, 2003                                  9.52         6.08
  First quarter ended March 22, 2003                                 10.00         6.06

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


ISSUER PURCHASES OF EQUITY SECURITIES

------------------------------------- ------------------ -------------------- -------------------- --------------------

                                                                                                   (d) Maximum Number
                                                                                                     (or Approximate
                                                                               (c) Total Number      Dollar Value) of
                                                                                 of Shares (or      Shares (or Units)
                                                                               Units) Purchased      that May Yet Be
                                      (a) Total Number    (b) Average Price       as Part of         Purchased Under
                                        of Shares (or     Paid per Share (or   Publicly Announced      the Plans or
Period                                Units) Purchased          Unit)          Plans or Programs        Programs
--------------------------------------------------------------------------------------------------------------------
Shares purchases prior to
 10/03/2004 under the current
 repurchase program.                         286,610             $7.55               286,610            $   835,808
--------------------------------------------------------------------------------------------------------------------

Fourth quarter purchases:
--------------------------------------------------------------------------------------------------------------------
10/03/2004 - 10/30/2004                        None               None                 None                 None
--------------------------------------------------------------------------------------------------------------------
10/31/2004 - 11/27/2004                        None               None                 None                 None
--------------------------------------------------------------------------------------------------------------------
11/28/2004 - 12/25/2004                        None               None                 None                 None
--------------------------------------------------------------------------------------------------------------------
Total share purchases under the
     current program                         286,610             $7.55               286,610            $ 3,000,000
--------------------------------------------------------------------------------------------------------------------

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

ITEM 6--SELECTED FINANCIAL DATA
(In thousands, except per share data)


Certain 2004 amounts below have been restated to reflect adjustments resulting from errors made in calculating income tax expense and employee benefit expense in 2004 - see Note 2 to the consolidated financial statements in Item 8.

                                     December 25,   December 27,     December 28,     December 29,    December 30,
At and For Years Ended                 2004            2003             2002             2001            2000
                                    (Restated)
------------------------------------------------------------------------------------------------------------------

Income Statement Data
   Net sales
     Sporting goods               $    141,644     $    134,750     $    122,628     $    118,867     $     79,948
     Office and graphic
       arts products                    79,065           81,518           27,596           29,986           36,133
       Total net sales                 220,709          216,268          150,224          148,853          116,081

   Net income                            8,180           14,850           11,138           11,139            8,100

   Weighted-average shares              12,980           12,968           12,972           12,894           14,166

Per Share Data

   Basic earnings per share       $       0.63     $       1.15     $       0.86     $       0.86     $       0.57


   Cash dividends                 $       0.12                0                0                0                0

Balance Sheet Data

   Working capital                      36,852           24,657           27,041           13,574           12,485
   Total assets                        135,355          134,437           96,788           76,111           69,476
   Short-term bank debt                 11,638           21,568           11,223            9,770           13,267
   Long-term bank debt                  15,542           15,020           16,700            6,800           12,700
   Total stockholders' equity           71,034           61,283           45,875           34,396           23,960


Fiscal year 2004 was impacted by several events that are more fully described in Management's discussion and analysis of financial condition and results of operations.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


As discussed more fully in Note 2, Restatement of Financial Statements, in Item 8 of this form 10-K/A (Amendment No. 1), previously issued consolidated financial statements for 2004 have been restated.


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


                                                       2004           2003          2002
                                                    (Restated)
    -------------------------------------------------------------------------------------
    Net revenue
         Sporting Goods                                 5.1%           9.9%           3.2%
         Office Products                               -3.0%         195.4%          -8.0%
         Total                                          2.1%          44.0%           0.9%

    Net Income                                        -44.9%          33.3%           0.0%


Results of Operations

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:


                                                       2004           2003          2002
                                                    (Restated)
    -------------------------------------------------------------------------------------
    Net revenue                                       100.0%         100.0%         100.0%
    Cost of products sold                              71.8%          71.4%          74.0%
                                                 ----------     ----------     ----------
    Gross margin                                       28.2%          28.6%          26.0%
    Selling, administrative and general expenses       19.5%          18.9%          14.0%
    Restructuring costs                                 1.0%           0.0%           0.0%
    Goodwill impairment loss                            0.6%           0.0%           0.0%
                                                 ----------     ----------     ----------
    Operating income                                    7.1%           9.7%          12.0%
                                                 ==========     ==========     ==========


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

Sporting Goods

The revenue and net income for the Sporting Goods business segment for the three years ended December 25, 2004 were as follows:

    In Thousands                          2004            2003           2002
    ---------------------------------------------------------------------------
    Net revenues                       $  141,644     $  134,750     $  122,628
    Operating income                       17,926         16,507         15,002
    Net income                             10,747          9,720          8,400

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

Office Products

The revenue and net income for the Office Products business segment for the three years ended December 25, 2004 were as follows:

    In Thousands                          2004            2003           2002
    ---------------------------------------------------------------------------
    Revenues                           $   79,065     $   81,518     $   27,596
    Operating income                          573          5,506          4,476
    Net income                             (1,634)         4,223          3,029

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


Cash provided by net income adjusted for non-cash related items amounted to $16 million in 2004; down from the $27 million generated in 2003, but up from the $4 million generated in 2002. The decrease in 2004 reflects lower net income than 2003 and no significant changes in inventory or accounts receivable. The large increase in 2003 over 2002 reflected lower inventory and accounts receivable balances in 2003 than in 2002; due to the absence of shipping delays experienced in the 2002 Christmas Season as a result of the West Coast Longshoreman Lockout.


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

Contractual Obligations

The following schedule summarizes the Company's contractual obligations as of December 25, 2004:

                                                                       Payments Due by Period
                                            ----------------------------------------------------------------------
                                                           Less than 1                                 More than 5
Contractual Obligations                        Total           year        1 -3 years    3 - 5 years      years
------------------------------------------------------------------------------------------------------------------
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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. In connection with the restatement discussed above in the explanatory note to this Form 10-K/A and in Note 2 to our financial statements, the Company's Chief Executive Officer and Chief Financial Officer reevaluated that the Company's disclosure controls and procedures and concluded that such controls and procedures were not effective as of December 25, 2004 because of a material weakness in internal control over financial reporting (described below in Management's Report on Internal Control over Financial Reporting) relating to errors in calculating the provision for income taxes.

Management's Report on Internal Control over Financial Reporting (Revised)

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

The management of Escalade assessed the effectiveness of the Company's internal control over financial reporting as of December 24, 2004. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company's internal controls.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In the Company's Annual Report on Form 10-K for the year ended December 25, 2004, filed on March 10, 2005, management concluded that the Company's internal control over financial reporting was effective as of December 25, 2004. Subsequently, management identified a material weakness in the Company's internal control over financial reporting with respect to calculating the provision for income taxes. This material weakness resulted in this amendment to the Annual Report on Form 10-K for the year ended December 25, 2004. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that the Company's internal control over financial reporting was not effective as of December 25, 2004.

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

/s/ Daniel A. Messmer,                   /s/ Terry Frandsen,
President and Chief Executive Officer    Chief Financial Officer

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



Report of Independent Registered Public Accounting Firm

Audit Committee,
Board of Directors and Stockholders
Escalade, Incorporated
Evansville, Indiana

We have audited management's revised assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that Escalade, Incorporated (Company) did not maintain effective internal control over financial reporting as of December 25, 2004, because of the effect of the material weakness related to the overstatement of the provision for income taxes, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit. We did not examine the effectiveness of internal control over financial reporting of Martin Yale International, GmbH, a wholly-owned subsidiary, whose consolidated financial statements reflect total assets and net sales of $33,547 and $41,864 (dollars in thousands), respectively, included in the related consolidated financial statement amounts as of and for the year ended December 25, 2004. The effectiveness of this subsidiary's internal control over financial reporting was audited by other accountants whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of the subsidiary's internal control over financial reporting, is based solely on the report of the other accountants.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. The Company overstated its provision for income taxes. As a result of the material weakness, the Company's consolidated financial statements, for the year ended December 25, 2004, and for each of the quarters in 2004 have been restated. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated February 18, 2005, on those consolidated financial statements, except as to the restatement discussed in Note 2 to the 2004 consolidated financial statements, which is as of March ___, 2007.

As stated in the 4th paragraph of Management's Report on Internal Control over Financial Reporting, management's assessment of the effectiveness of the Company's internal control over financial reporting has been revised.

In our opinion, based on our audit and the report of other accountants, management's revised assessment that Escalade, Incorporated did not maintain effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, based on our audit and the report of other accountants, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Escalade, Incorporated has not maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Escalade, Incorporated, and our report dated February 18, 2005, except for Note 2, as to which the date is March 13, 2007 expressed an unqualified opinion thereon.


/s/ BKD, LLP
Evansville, Indiana


February 18, 2005, except as to the 4th paragraph of Management's Report on Internal Control Over Financial Reporting (Revised), which is as of March 13, 2007

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

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

/s/ FALK & Co GmbH
Wirtschaftsprufungsgesellschaft
Steuerberatungsgesellschaft
Heidelberg/Germany
February 18, 2005

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

                      Equity Compensation Plan Information

                                                         Number of            Weighted-Average
                                                  Securities to be Issued      Exercise Price             Number of
                                                      Upon Exercise of     of Outstanding Options,   Securities Remaining
                                                    Outstanding Options,          Warrants           Available for Future
Plan Category                                       Warrants and Rights          and Rights                Issuance
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by security
   holders (1)                                             578,930                  $10.19                 1,157,736
Equity compensation plans not approved by
   security holders                                             --                      --                        --
                                                      ------------                                      ------------
       Total                                               578,930                                         1,157,736
                                                      ============                                      ============

(1) These plans are the Company's 1997 Incentive Stock Option Plan and the 1997 Director Stock Option Plan.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the registrant's proxy statement relating to its annual meeting of stockholders scheduled to be held on April 30, 2005 under the caption "Principal Accounting Firm Fees" and is incorporated herein by reference.

                                     Part IV

ITEM 15 -- EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


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

             10.26 1997 Director Stock Compensation and Option Plan Certificate (m)
             10.27      1997 Incentive Stock Option Plan Certificate (n)
             10.28      Escalade, Incorporated schedule of Directors
                        Compensation (n)
             10.29 Escalade, Incorporated schedule of Executive Officers Compensation (n)

             21         Subsidiaries of the Registrant (n)
             23.1       Consent of BKD, LLP
             23.2       Consent of FALK & Co GmbH
             31.1       Chief Executive Officer Rule 13a-14(a)/15d-14(a)
                        Certification
             31.2       Chief Financial Officer Rule 13a-14(a)/15d-14(a)
                        Certification
             32.1       Chief Executive Officer Section 1350 Certification
             32.2       Chief Financial Officer Section 1350 Certification


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

             (m) Incorporated by reference from the Company's 2004 Annual Report on Form 10-K
             (n) Previously filed on March 10, 2005 as part of the Company's 2004 Annual Report on Form 10-K.

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


The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants' Report are submitted herewith:

                                                                            Page


  Report of Independent Registered Accounting Firm............................27

  Consolidated financial statements of Escalade, Incorporated and subsidiaries:

     Consolidated balance sheets--December 25, 2004 and December 27, 2003.....29

     Consolidated statements of income--fiscal years ended
        December 25, 2004, December 27, 2003 and December 28, 2002............30

     Consolidated statements of stockholders' equity--fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002......31

     Consolidated statements of cash flows--fiscal years ended
        December 25, 2004, December 27, 2003 and December 28, 2002............32

     Notes to consolidated financial statements...............................33

[GRAPHIC OMITTED]
    BKD LLP

Report of Independent Registered Public Accounting Firm


Audit Committee, Board of Directors and Stockholders
Escalade, Incorporated

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 25, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 2004 consolidated financial statements of Martin Yale International, GmbH, a wholly-owned subsidiary, which consolidated statements reflect total assets and net sales of $33,547 and $41,864 (dollars in thousands), respectively, included in the related consolidated financial statement amounts as of and for the year ended December 25, 2004. Those consolidated statements were audited by other accountants, whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Martin Yale International, GmbH, is based solely on the report of the other accountants.


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


We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Escalade, Incorporated's internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated February 18, 2005, except as to the 4th paragraph of Management's Report on Internal Control Over Financial Reporting (Revised), which is as of March 13, 2007 expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ BKD LLP
Evansville, Indiana

February 18, 2005, except for Note 2, as to which the date is March 13, 2007.

FALK & Co

             Report of Independent Registered Public Accounting Firm


To the Stockholders and Board of Directors
Martin Yale International GmbH,
Markdorf/Germany

We have audited the accompanying consolidated balance sheet of Martin Yale International GmbH, Markdorf/Germany and Subsidiaries (the Company) as of December 31, 2004 and the related consolidated statements of income and cash flows for each of the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ FALK & Co GmbH
Wirtschaftsprufungsgesellschaft
Steuerberatungsgesellschaft
Heidelberg/Germany,
February 18, 2005


                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                          December 25,     December 27,
                                                                              2004            2003

All Amounts in Thousands Except Share Information                          (Restated)

------------------------------------------------------------------------------------------------------
Assets
   Current assets
     Cash and cash equivalents                                            $      3,050    $        648
     Receivables, less allowances of $2,510 and $1,991                          44,363          45,073
     Inventories                                                                30,482          29,853
     Prepaid expenses                                                            3,011           1,611

     Deferred income tax benefit                                                 2,062           2,434
      Income tax receivable                                                        690              --
                                                                          ------------    ------------
         Total current assets                                                   83,658          79,619


   Property, plant and equipment, net                                           16,498          17,537
   Intangible assets                                                             8,019           9,026
   Goodwill                                                                     17,888          18,777
   Investments                                                                   6,446           5,526
   Other assets                                                                  2,846           3,952
                                                                          ------------    ------------

         Total assets                                                     $    135,355    $    134,437
                                                                          ============    ============


Liabilities and Stockholders' Equity
   Current liabilities
     Notes payable--bank                                                  $     11,638    $     21,568
     Current portion of long-term debt                                             354             354
     Trade accounts payable                                                      8,034           8,139

     Accrued liabilities                                                        26,780          23,321
     Income tax payable                                                             --           1,580
                                                                          ------------    ------------
         Total current liabilities                                              46,806          54,962


   Long-term debt, less current portion                                         15,896          15,729
   Deferred compensation                                                         1,233           1,408
   Interest rate swap                                                              386           1,055
   Commitments and contingencies                                                    --              --
                                                                          ------------    ------------

         Total liabilities                                                      64,321          73,154


   Stockholders' equity
     Preferred stock
       Authorized:  1,000,000 shares, no par value, none issued
     Common stock
       Authorized:  30,000,000 shares, no par value
       Issued and outstanding:  2004--13,031,064 shares,
         2003--12,854,162 shares                                                13,031          12,854

     Retained earnings                                                          53,450          46,182

     Accumulated other comprehensive income                                      4,553           2,247
                                                                          ------------    ------------

         Total stockholders' equity                                             71,034          61,283
                                                                          ------------    ------------
         Total liabilities and stockholders' equity                       $    135,355    $    134,437
                                                                          ============    ============


See notes to consolidated financial statements.


                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                                          Years Ended
                                                                ------------------------------------------
                                                                December 25,   December 27,   December 28,
All Amounts in Thousands Except Per Share Data                      2004           2003           2002

                                                                 (Restated)

----------------------------------------------------------------------------------------------------------

Net Sales                                                       $    220,709   $    216,268   $    150,224


Costs, Expenses and Other Income
   Cost of products sold                                             158,391        154,365        111,164

   Selling, administrative and general expenses                       42,958         40,907         21,097

   Restructuring costs                                                 2,366             --             --
   Goodwill impairment loss                                            1,312             --             --
                                                                ------------   ------------   ------------

Operating income                                                      15,682         20,996         17,963


   Interest expense                                                    1,772          2,282            951
   Other expense (income)                                                (19)        (2,509)            69
                                                                ------------   ------------   ------------

Income Before Income Taxes                                            13,929         21,223         16,943

Provision for Income Taxes                                             5,749          6,373          5,805
                                                                ------------   ------------   ------------

Net Income                                                      $      8,180   $     14,850   $     11,138
                                                                ============   ============   ============

Earnings Per Share Data


   Basic earnings per share                                     $       0.63   $       1.15   $       0.86
                                                                ============   ============   ============
   Diluted earnings per share                                   $       0.62   $       1.13   $       0.83
                                                                ============   ============   ============


See notes to consolidated financial statements.


                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                                                                                        Accumulated
                                                                                           Other
                                                        Common Stock                    Comprehensive
                                                 -----------------------    Retained       Income
All Amounts in Thousands                            Shares        Amount     Earnings      (Loss)        Total
---------------------------------------------------------------------------------------------------------------
Balances at December 29, 2001                        12,848       12,848       21,423          125       34,396

   Comprehensive income
     Net income                                           `                    11,138                    11,138
     Unrealized losses on securities, net
       of tax                                                                                 (149)        (149)
                                                                                                     ----------
     Total comprehensive income                                                                          10,989

   Exercise of stock options                            192          192          345                       537
   Stock issued under the Director Stock
     Option Plan                                         24           24           56                        80
   Purchase of stock                                    (46)         (46)         (81)                     (127)

                                                 --------------------------------------------------------------
Balances at December 28, 2002                        13,018       13,018       32,881          (24)      45,875

   Comprehensive income
     Net income                                           `                    14,850                    14,850
     Unrealized gain on securities, net of
       tax                                                                                     103          103
     Foreign Currency Translation
       Adjustment                                                                            2,853         2853
     Unrealized Loss on Interest Rate Swap
       Agreement, net of tax                                                                  (685)        (685)
                                                                                                     ----------
     Total comprehensive income                                                                          17,121

   Exercise of stock options                            120          120          230                       350
   Stock issued under the Director Stock
     Option Plan                                          4            4           47                        51
   Purchase of stock                                   (288)        (288)      (1,826)                   (2,114)
                                                 --------------------------------------------------------------


Balances at December 27, 2003                        12,854       12,854       46,182        2,247       61,283
Adjustment applicable to prior years
  (See Note 2)                                           --           --          703           --          703
                                                 --------------------------------------------------------------
Balances at December 27, 2003 (As                    12,854       12,854       46,885        2,247       61,986
   restated, See Note 2)

     Comprehensive income
     Net income                                                        `        8,180                     8,180
     Unrealized gain on securities, net of
       tax                                                                                     102          102
     Foreign Currency Translation
     Adjustment, net of tax                                                                  1,770        1,770
   Unrealized Gain on Interest Rate Swap
     Agreement, net of tax                                                                     434          434
                                                                                                     ----------
   Total comprehensive income                                                                            10,486

   Exercise of stock options                            226          226          814                     1,040
   Dividend Paid                                                               (1,556)                   (1,556)
Stock issued under the Director Stock
   Option Plan                                           10           10           52                        62
Purchase of stock                                       (59)         (59)        (925)                     (984)
                                                 --------------------------------------------------------------
   Balances at December 25, 2004 (Restated)          13,031       13,031       53,450        4,553       71,034
                                                 ==============================================================


See notes to consolidated financial statements.


                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           (All Amounts in Thousands)


Years Ended December 25, December 27 and December 28                 2004           2003          2002

                                                                 (Restated)

----------------------------------------------------------------------------------------------------------
Operating Activities


   Net income                                                   $      8,180   $     14,850   $     11,138
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization                                     5,016          5,301          3,798
     Goodwill Impairment                                               1,312             --             --
     Provision for doubtful accounts                                   1,523            131            101
     Deferred income taxes                                               569         (1,042)           (14)
     Provision for deferred compensation                                 132            121            117
     Deferred compensation paid                                         (307)           (50)           (55)
     (Gain) loss on disposals of assets                                  130            (25)          (304)
     Changes in
       Accounts receivable                                               (79)         3,077         (6,974)
       Inventories                                                      (168)         5,959         (1,004)
       Prepaids                                                          239            262           (378)
       Other assets                                                     (385)        (1,024)          (500)
       Income tax payable                                             (3,444)          (264)          (493)
       Accounts payable and accrued expenses                           3,031           (770)        (1,557)
                                                                ------------------------------------------
         Net cash provided by operating activities                    15,749         26,526          3,875
                                                                ------------------------------------------
Investing Activities
   Change in cash surrender value, net of loans and premiums              --           (153)            15
   Purchase of property and equipment                                 (2,410)        (2,564)        (3,085)
   Purchase of long-term investments                                      --           (846)           (15)
   Acquisitions, Net of Cash Acquired                                   (632)       (10,730)        (9,158)
   Proceeds from sale of property and equipment                          288            207          1,699
   Equity investment in Schleicher & Co. International AG                 --         (9,886)        (2,557)

                                                                ------------------------------------------
         Net cash used by investing activities                        (2,754)       (23,972)       (13,101)
                                                                ------------------------------------------

Financing Activities
   Net increase (decrease) in notes payable--bank                     (8,689)        (2,270)         1,453
   Proceeds from exercise of stock options                             1,040            350            617
   Reduction of long-term debt                                          (354)        (1,848)        (5,167)
   Purchase of stock                                                    (984)        (2,114)          (127)
   Cash Dividend Paid                                                 (1,556)            --             --
   Proceeds from long-term debt                                           --             --         14,900

                                                                ------------------------------------------
         Net cash provided (used) by financing activities            (10,543)        (5,882)        11,676
                                                                ------------------------------------------

Effect of exchange rate changes on cash                                  (50)           606             --
                                                                ------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                       2,402         (2,722)         2,450

Cash and Cash Equivalents, Beginning of Year                             648          3,370            920
                                                                ------------------------------------------

Cash and Cash Equivalents, End of Year                          $      3,050   $        648   $      3,370
                                                                ==========================================

Supplemental Cash Flows Information
   Interest paid                                                $      1,741   $      2,285   $        952
   Income taxes paid, net                                              8,418          7,207          6,831
   Fixed assets in accounts payable                                       --             --             68


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

 In Thousands                               2004           2003
 -----------------------------------------------------------------
    Raw materials                      $      8,562   $      7,300
    Work in process                           5,142          5,133
    Finished goods                           16,778         17,420
                                       ------------   ------------
                                       $     30,482   $     29,853
                                       ============   ============

Accounts Receivable
Revenue from the sale of the Company's products is recognized as products are shipped to customers and accounts receivable are stated at the amount billed to customers. Interest and late charges that are billed to customers are not included in accounts receivable. The Company does not offer the right of return on any of its sales and the Company does not engage in consignment or contingency sales. The Company provides an allowance for doubtful accounts which is described in Note 3 - Certain Significant Estimates.

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

In Thousands                                                             2004            2003
------------------------------------------------------------------------------------------------
         Land                                                        $      1,853   $      1,773
         Buildings and leasehold improvements                              15,799         15,596
         Machinery and equipment                                           34,562         31,475
                                                                     ------------   ------------
         Total cost                                                        52,214         48,844
         Accumulated depreciation and amortization                        (35,716)       (31,307)
                                                                     ------------   ------------
                                                                     $     16,498   $     17,537
                                                                     ============   ============

Investments
Investments at fiscal year-ends are composed of the following:
In Thousands                                                             2004            2003
----------------------------------------------------------------------------------------------
         Marketable equity securities available for sale             $    1,843     $    1,546
         Non-marketable equity investments (cost method)                    587            979
         Non-marketable equity investments (equity method)                4,016          3,001
                                                                     ----------     ----------
                                                                     $    6,446     $    5,526
                                                                     ==========     ==========

Marketable Equity Securities Available for Sale. This consists of marketable equity securities recorded at fair value with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. Summarized financial data for these securities at fiscal year-end were as follows:

In Thousands                                                             2004            2003
----------------------------------------------------------------------------------------------
         Cost basis                                                  $    1,542     $    1,413
         Unrealized gain                                                    301            133
                                                                     ----------     ----------
         Approximate fair market value                               $    1,843     $    1,546
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

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

                                                   Incentive Stock              Director Stock
                                               Granted    Outstanding        Granted    Outstanding
                   --------------------------------------------------------------------------------
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

                                                               2004           2003          2002
                                                           ----------------------------------------
Risk-free interest rates                                         3.07%          2.90%          4.65%
Dividend yields                                                     0%             0%             0%
Volatility factors of expected market price of common stock        50%            46%            38%
Weighted average expected life of the option                   5 years        5 years        5 years

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In Thousands Except Per Share Amounts                         2004            2003           2002

                                                           (Restated)
---------------------------------------------------------------------------------------------------
Net income, as reported                                    $    8,180     $   14,850     $   11,138
Less:  Total stock-based employee compensation cost
determined under the fair value based method, net of
income taxes                                                     (801)          (440)          (404)
                                                           ----------     ----------     ----------
Pro forma net income                                       $    7,379     $   14,410     $   10,734
                                                           ==========     ==========     ==========

Earnings per share
Basic--as reported                                         $     0.63     $     1.15     $     0.86
                                                           ==========     ==========     ==========
Basic--pro forma                                           $     0.57     $     1.11     $     0.83
                                                           ==========     ==========     ==========

Diluted--as reported                                       $     0.62     $     1.13     $     0.83
                                                           ==========     ==========     ==========
Diluted--pro forma                                         $     0.56     $     1.09     $     0.80
                                                           ==========     ==========     ==========

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

Other Expense (Income)
The components of Other Expense (Income) were as follows:

In Thousands                                        2004            2003            2002
-----------------------------------------------------------------------------------------
         Amortization of intangibles             $    1,224     $    1,048     $      962
         Gain from European debt abatement               --         (1,442)            --
         Investment income                             (601)        (1,253)          (501)
         Deferred compensation costs                    133            (32)           131
         Vendor charge-backs                           (255)          (480)            --
         Royalty income from patents                   (711)          (187)            --
         Gain on sale of real estate                     --             --           (434)
         Other                                          191           (163)           (89)
                                                 ----------     ----------     ----------
                                                 $      (19)    $   (2,509)    $       69
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

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 2 -- Restatement of Financial Statements

The consolidated financial statements for the year ended December 25, 2004 have been restated. On February 13, 2007, the Audit Committee of the Company's Board of Directors, upon the recommendation of management and in consultation with the Company's registered public accounting firm, decided to restate these financial statements to correct the overstatements of the provision for income taxes and employee benefit costs. The effect of these errors on the financial statements for the years prior to December 25, 2004 was determined to be immaterial and has been reflected as an adjustment to the 2004 beginning of the year retained earnings balance. The errors causing the restatements were the result of computational errors in calculating the tax provision and a misapplication of the Company's year end accrual of its 401(K) plan matching contribution.

The following tables set forth the effects of the restatement on the Company's previously reported statement of income for the year ended December 25, 2004:



(Amounts in thousands, except per share amounts)              Year ended December 25, 2004
                                                      ------------------------------------------
                                                      As Previously                      As
                                                       Reported       Adjustments     Restated
------------------------------------------------------------------------------------------------
Selling, administrative and general expenses                43,070           (112)        42,958
Operating income                                            15,570            112         15,682
Income before income taxes                                  13,817            112         13,929
Provision for income taxes                                   5,990           (241)         5,749
Net income                                                   7,827            353          8,180
Basic earnings per share                              $       0.60   $       0.03   $       0.63
Diluted earnings per share                            $       0.59   $       0.03   $       0.62

The following tables set forth the effect of the restatement on the consolidated balance sheet as of December 25, 2004:

(Amounts in thousands)                                           As of December 25, 2004
                                                      ------------------------------------------
                                                      As Previously                      As
                                                       Reported       Adjustments     Restated
------------------------------------------------------------------------------------------------
Deferred tax asset (current)                                 2,496           (434)         2,062
Income tax receivable                                           --            690            690
Total current assets                                        83,402            256         83,658
Total assets                                               135,099            256        135,355
Accrued liabilities (current)                               27,438           (658)        26,780
Income tax payable                                             142           (142)            --
Total current liabilities                                   47,606           (800)        46,806
Total liabilities                                           65,121           (800)        64,321
Retained earnings                                           52,394          1,056         53,450
Total stockholder's equity                                  69,978           1056         71,034

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The restatement had no effect on net cash provided by operating activities for the year ended December 25, 2004. The following tables set forth the effect on the individual line items within operating activites in the consolidated statement of cash flows for the year ended December 25, 2004:



                                                 For the year ended December 25, 2004
(Amounts in thousands)                      --------------------------------------------
                                              As Previously                        As
                                                 Reported       Adjustments     Restated
----------------------------------------------------------------------------------------
Net Income                                         7,827            353          8,180
Changes in:
     Deferred income tax                          (1,022)           219           (803)
     Income tax payable                             (205)          (460)          (665)
     Account payable and accrued expenses          3,143           (112)         3,031

Note 3 -- Certain Significant Estimates


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

In Thousands                                                   2004             2003
--------------------------------------------------------------------------------------
         Beginning balance                                 $      1,634   $      1,324
         Additions                                                1,294          1,447
         Deductions                                              (1,630)        (1,137)
                                                           ------------   ------------
         Ending balance                                    $      1,298   $      1,634
                                                           ============   ============

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

In Thousands                                    2004           2003
-----------------------------------------------------------------------
         Beginning balance                  $      5,465   $      1,182
         Additions                                 2,810          5,529
         Deductions                               (2,052)        (1,246)
                                            ------------   ------------
         Ending balance                     $      6,223   $      5,465
                                            ============   ============

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

In Thousands                                    2004           2003
-----------------------------------------------------------------------
         Beginning balance                  $      1,991   $        550
         Additions                                 1,523          2,196
         Deductions                               (1,004)          (755)
                                            ------------   ------------
         Ending balance                     $      2,510   $      1,991
                                            ============   ============

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

In Thousands                                    2004           2003
-----------------------------------------------------------------------

         Beginning balance                  $        779   $        614
         Additions                                 2,885          1,973
         Deductions                               (2,939)        (1,808)
                                            ------------   ------------
         Ending balance                     $        725   $        779
                                            ============   ============

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

In Thousands                                    2004           2003
-----------------------------------------------------------------------
         Beginning balance                  $      2,782   $      1,202
         Additions                                 3,238          2,766
         Deductions                               (2,475)        (1,186)
                                            ------------   ------------
         Ending balance                     $      3,545   $      2,782
                                            ============   ============

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

In Thousands                                    2004           2003
-----------------------------------------------------------------------
         Beginning balance                  $      2,435   $      1,836
         Additions                                 5,400          4,707
         Deductions                               (4,416)        (4,108)
                                            ------------   ------------
         Ending balance                     $      3,419   $      2,435
                                            ============   ============

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

In Thousands                                    2004           2003
-----------------------------------------------------------------------
         Beginning balance                  $      1,027   $      1,547
         Additions                                 1,380          2,043
         Deductions                               (1,646)        (2,563)
                                            ------------   ------------
         Ending balance                     $        761   $      1,027
                                            ============   ============

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 4 -- Accrued Liabilities


Accrued liabilities consist of the following:


In Thousands                                                                  2004           2003
                                                                           (Restated)
-----------------------------------------------------------------------------------------------------
         Employee compensation                                            $      9,589   $     10,443

         Customer allowances                                                    10,465          9,748
         Other accrued items                                                     6,726          3,130
                                                                          ------------   ------------

                                                                          $     26,780   $     23,321
                                                                          ============   ============



Note 5 -- Employee Benefit Plans



The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $583 thousand, $487 thousand, and $461 thousand for 2004, 2003 and 2002, respectively.

Note 6 -- Restructuring Costs


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

                                                                                         Balance at
                                           Restructuring      Non-Cash        Cash       December 25,
In Thousands                                  Charges         Charges       Payments         2004
-----------------------------------------------------------------------------------------------------
         Severance and benefit costs        $      1,656   $         --   $        378   $      1,278
         Facility closure costs                      710            540             --            170
                                            ------------   ------------   ------------   ------------
                                            $      2,366   $        540   $        378   $      1,448
                                            ============   ============   ============   ============


Note 7 -- Operating Leases


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

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

At December 25, 2004, minimum rental payments under noncancelable leases with terms of more than one year were as follows:

                 In Thousands                   Amount
                 ---------------------------------------
                 2005                       $      1,136
                 2006                                652
                 2007                                590
                 2008                                447
                 2009                                206
                 2010 and beyond                     258
                                            ------------
                                            $      3,289


Note 8 -- Earnings Per Share


The shares used in the computation of the company's basic and diluted earnings per common share are as follows:

In Thousands                                                         2004           2003           2002
----------------------------------------------------------------------------------------------------------
         Weighted average common shares outstanding                   12,980         12,968         12,972
         Dilutive effect of stock options                                247            248            462
                                                                ------------   ------------   ------------
         Weighted average common shares outstanding,
           assuming dilution                                          13,227         13,216         13,434
                                                                ============   ============   ============

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.


Note 9 -- Acquired Intangible Assets and Goodwill


The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

                                                            2004                          2003
                                                 ---------------------------------------------------------
                                                    Gross                         Gross
                                                   Carrying     Accumulated      Carrying     Accumulated
In Thousands                                        Amount      Amortization      Amount      Amortization
----------------------------------------------------------------------------------------------------------
         Patents                                 $      6,078   $      2,158   $      6,078   $      1,334
         Consulting agreements                            810            760            810            710
         Non-compete agreements                         1,800          1,455          1,700          1,180
         Customer list                                    630            271            630             --
         Trademarks                                     3,466            121          3,153            121
                                                 ------------   ------------   ------------   ------------
                                                 $     12,784   $      4,765   $     12,371   $      3,345
                                                 ============   ============   ============   ============

Amortization expense was $1,324 thousand, $1,098 thousand and $1,112 thousand for 2004, 2003 and 2002, respectively.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Estimated amortization expense for each reporting segment for each of the following five years is:

In Thousands                     2005           2006           2007           2008           2009        Thereafter
--------------------------------------------------------------------------------------------------------------------
         Sporting Goods      $      1,174   $        869   $        824   $        824   $        626   $         --
         Office Products              126            126            107             --             --             --
                             ------------   ------------   ------------   ------------   ------------   ------------
                             $      1,300   $        995   $        931   $        824   $        626   $         --
                             ============   ============   ============   ============   ============   ============

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

The changes in the carrying amount of goodwill were:

                                                                           Sporting         Office
In Thousands                                                                 Goods         Products         Total
--------------------------------------------------------------------------------------------------------------------
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
                                                                          ============   ============   ============


Note 10 -- Borrowings


Short-Term Debt

Short-term debt at fiscal year-ends was as follows:

In Thousands                                                                                 2004           2003
--------------------------------------------------------------------------------------------------------------------
         Bank One Revolving line of credit                                               $     11,638   $     17,660
         Deutsche Bank Revolving credit line                                                       --          2,623
         Unsecured demand note                                                                     --            790
         Other short-term debt                                                                     --            495
                                                                                         ------------   ------------
                                                                                         $     11,638   $     21,568
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

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:

In Thousands                                                                                          2004            2003
------------------------------------------------------------------------------------------------------------------------------
         Revolving term loan of $35,000, the amount available under this revolving term loan is reduced by $7,000 annually starting March 31, 2004, with the balance due March 31, 2008. At December 25, 2004, the entire balance had an interest rate of London Interbank Offered Rate (LIBOR)
             plus 1.00%, or 3.66%, unsecured                                                       $     10,000   $     12,320

         Revolving term loan of Euro 2,500  (approximately  3,384 US Dollars), the balance is due July 15, 2006 and bears an interest rate of EURIBOR  plus 2%, or 3.4%
             at December 25, 2004, unsecured                                                              2,842             --

         Mortgage payable (Wabash, Indiana Adjustable Rate Economic Development
             Revenue Refunding Bonds), annual installments are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, rate at December 25, 2004 is 1.55%, due September 2028, secured by plant facility, machinery and equipment,
             and a stand-by letter of credit                                                              2,700          2,700

         Contract payable for Accudart acquisition, due $167 annually beginning
             February 1, 2003 through February 1, 2006, non-interest bearing,
             secured by a stand-by letter of credit                                                         333            500

         Contract Payable for acquisition of equity interest in Sweden Table Tennis,
             AB, unsecured and non-interest bearing. Annual payments of $187 due
             March of each year                                                                             375            563
                                                                                                   ------------   ------------
                                                                                                         16,250         16,083
         Portion classified as current                                                                     (354)          (354)
                                                                                                   ------------   ------------
                                                                                                   $     15,896   $     15,729
                                                                                                   ============   ============

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

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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


Note 11 -- Stock Options


The Company has two stock-based compensation plans which are described in detail in Note 1. Stock option transactions under these pans are summarized as follows:

                                                       2004                          2003                         2002
                                           ---------------------------------------------------------------------------------------
                                                              Option                        Option                        Option
                                              Shares           Price         Shares          Price         Shares          Price
                                           ---------------------------------------------------------------------------------------
Outstanding at beginning                                      $2.42 to                      $2.42 to                      $1.65 to
   of year                                      639,390         10.68         596,750         9.03          658,694         3.60

                                                              $17.24 to                     $6.99 to                      $3.80 to
Issued during year                              200,726         19.21         177,178         10.68         165,626         9.03

Canceled or expired                             (35,050)                      (13,900)                      (12,750)

                                                              $2.42 to                      $2.42 to                      $1.65 to
Exercised during year                          (226,136)        10.68        (120,638)        9.03         (214,820)        3.60
                                           ------------                  ------------                  ------------

                                                              $6.99 to                      $2.42 to                      $2.42 to
Outstanding at end of year                      578,930         19.21         639,390         10.68         596,750         9.03
                                           ============                  ============                  ============

Exercisable at end of year                      192,354                       256,062                       225,474
                                           ============                  ============                  ============
Weighted-average fair value
   of options granted during
   the year                                $       9.87                  $       7.04                  $       3.49
                                           ============                  ============                  ============

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

The following table summarizes information about fixed stock options outstanding at December 25, 2004:

                                       Options Outstanding                                Options Exercisable
                     ----------------------------------------------------------------------------------------------
                         Number         Weighted-Average                                Number
     Range of              of              Remaining            Weighted-Average          of       Weighted-Average
 Exercise Prices         Shares         Contractual Life         Exercise Price         Shares      Exercise Price
-------------------------------------------------------------------------------------------------------------------
  $ 2.92 - $ 3.60        150,558           1.8 years                $ 3.22             121,458            $3.13
  $ 6.99 - $10.68        247,446           3.7 years                $ 7.88              70,896            $8.34
  $17.24 -  19.21        180,926           5.1 years                $19.17                  --               --
                        --------                                                      --------
                         578,930                                                       192,354
                        ========                                                      ========

Incentive stock options are exercisable at the rate of 25% over each of the four years following the date of grant.

During fiscal year 2004 the Company issued 4,126 Director Stock Options at an option price of $17.24 and can be exercised after April 29, 2005 with an expiration date of April 27, 2008.


Note 12 -- Provision For Taxes


Income before taxes and the provision for taxes consisted of the following:

In Thousands                                          2004            2003          2002

                                                   (Restated)
-------------------------------------------------------------------------------------------
         Income (loss) before taxes:
              United States of America (USA)     $     14,152   $     19,720   $     16,943
              Non USA                                    (223)         1,503             --
                                                 ------------   ------------   ------------
                                                 $     13,929   $     21,223   $     16,943
                                                 ============   ============   ============
         Provision for taxes:
              Current
              Federal                            $      4,688   $      5,802   $      4,678
              State                                       209          1,073            459
              International                               283            539            681
                                                 ------------   ------------   ------------
                                                        5,180          7,414          5,818
                                                 ------------   ------------   ------------
         Deferred
              Federal                                     510           (845)           (10)
              State                                        59           (196)            (3)
                                                 ------------   ------------   ------------
                                                          569         (1,041)           (13)
                                                 ------------   ------------   ------------

                                                 $      5,749   $      6,373   $      5,805
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

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands                                                                      2004           2003           2002

                                                                               (Restated)

-----------------------------------------------------------------------------------------------------------------------

         Income tax at statutory rate                                          $    4,736     $    7,216     $    5,760
         Increase (decrease) in income tax resulting from
            Permanent differences (goodwill impairment, investment income,
              dividends and foreign income)                                           615             (6)           (56)
            State tax expense, net of federal effect                                  171            578            301
            International taxes, net of federal effect                                359           (905)            --
            Research credit                                                           (69)          (111)          (102)
            Other                                                                     (63)          (399)           (98)
                                                                               ----------     ----------     ----------

                Provision for income taxes recorded                            $    5,749     $    6,373     $    5,805
                                                                               ==========     ==========     ==========


The components of the net deferred tax asset are as follows:

In Thousands                                                                                     2004           2003

                                                                                              (Restated)

-----------------------------------------------------------------------------------------------------------------------

         Assets
            Employee benefits                                                                 $      562     $      791
            Valuation reserves                                                                     1,927          2,070
            Deferred compensation                                                                    456            525
            Depreciation                                                                             130            200
            Unrealized loss on interest rate swap agreement                                          135            370
            Net operating loss carry forward                                                         481            579
                                                                                              ----------     ----------
                  Total assets                                                                     3,691          4,535
         Liabilities
            Unrealized gain on sale of securities available-for-sale                                (120)           (53)
            Unrealized equity investment income                                                     (517)            --
            Goodwill and intangible assets                                                          (202)           (69)
                                                                                              ----------     ----------
                  Total assets                                                                      (839)          (122)
                                                                                              ----------     ----------
                                                                                              $    2,852     $    4,413
                                                                                              ==========     ==========


Deferred tax assets are included in the consolidation balance sheet as follows:

In Thousands                                                                                    2004          2003

                                                                                              (Restated)

-----------------------------------------------------------------------------------------------------------------------

Current-Deferred income tax benefit                                                           $    2,062     $    2,434
Long-Term-included in other assets                                                                   790          1,979
                                                                                              ----------     ----------
                                                                                              $    2,852     $    4,413
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


Note 13 -- Deferred Compensation Plan


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


Note 14 -- Operating Segment and Geographic Information


The following table presents certain operating segment information.

In Thousands                                2004            2003           2002

                                         (Restated)

---------------------------------------------------------------------------------

Sporting Goods
Net revenue                                 141,644        134,750        122,628
Operating income                             17,926         16,507         15,002
Interest expense                                963            906            881
Provision for taxes                           6,045          5,467          4,836
Net income                                   10,747          9,720          8,400
Identifiable assets                          63,458         64,627         65,282
Depreciation & amortization                   3,001          3,314          2,746
Capital expenditures                          1,109          1,363          2,450

Office Products
Net revenue                                  79,065         81,518         27,596
Operating income                                573          5,506          4,476
Interest expense                              1,308          1,433             95
Provision for taxes                            (351)         1,490          1,798
Net income                                   (1,634)         4,223          3,029
Identifiable assets                          57,983         60,168         25,653
Depreciation & amortization                   2,015          1,987          1,052
Capital expenditures                          1,301          1,201            635

All Other
Net revenue                                      --             --             --
Operating income                             (2,817)        (1,017)        (1,515)
Interest expense                               (499)           (57)           (25)
Provision for taxes                              55           (584)          (829)
Net income                                     (933)           907           (291)
Identifiable assets                          13,914          9,642          5,853
Depreciation & amortization                      --             --             --
Capital expenditures                             --             --             --

Total
Net Revenue                                 220,709        216,268        150,224
Operating income                             15,682         20,996         17,963
Interest expense                              1,772          2,282            951
Provision for taxes                           5,749          6,373          5,805
Net income                                    8,180         14,850         11,138
Identifiable assets                         135,355        134,437         96,788
Depreciation & amortization                   5,016          5,301          3,798
Capital expenditures                          2,410          2,564          3,085


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

Revenues by geographic region/country were as follows:

In Thousands                          2004            2003            2002
----------------------------------------------------------------------------
         North America            $    179,828   $    182,416   $    150,224
         Europe                         40,597         28,012             --
         Other                             284          5,840             --
                                  ------------   ------------   ------------
                                  $    220,709   $    216,268   $    150,224
                                  ============   ============   ============

Revenues are attributed to country based on location of customer and are for continuing operations.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Identified assets by geographic region/country were as follows:

In Thousands                                         2004            2003

                                                  (Restated)
----------------------------------------------------------------------------
         North America                           $    101,808   $    101,442
         Europe                                        33,547         32,995
                                                 ------------   ------------
                                                 $    135,355   $    134,437
                                                 ============   ============

Note 15 -- Commitments and Contingencies


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

The Company has entered into various agreements whereby it is required to make royalty payments. At December 25, 2004, the Company had estimated minimum royalty payments for each of the following five years as follows:

                   In Thousands                                    Amount
                   ---------------------------------------------------------
                   2005                                         $        350
                   2006                                                  350
                   2007                                                  350
                   2008                                                  350
                   Thereafter                                            100
                                                                ------------
                                                                $      1,500
                                                                ============


Note 16 -- Fourth Quarter Charges


During the fourth quarter of 2004, the Company recorded the following significant unusual charges related to the office product business segment:

In Thousands
----------------------------------------------------------------------------
         Inventory write-down in North America                  $      1,320
         Inventory write-down in Europe                                  864
         Estimated settlement and legal costs associated
             with 2003 acquisition of Schleicher & Co.
             International AG                                            275
         Estimated settlement and legal costs associated with
             employment issues in Europe                                 353
         Restructuring costs                                             954
         Investment and asset write-down associated with
             joint ventures                                            1,402
                                                                ------------
                                                                $      5,168
                                                                ============

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


Note 17 -- Summary of Quarterly Results


In thousands, except per share data
(unaudited)                               March 20       July 10        October 2    December 25
------------------------------------------------------------------------------------------------

2004 (Restated)
      Net sales                        $     34,060   $     53,143   $     75,918   $     57,588
      Operating income                        1,492          3,303          6,807          4,080
      Net income                                621          2,016          4,465          1,078
      Basic earnings per share         $       0.05   $       0.15   $       0.34   $       0.08


                                                                                            2003
     Net sales                         $     28,538   $     48,714   $     71,675   $     67,341
     Operating income                           512          4,288          8,488          7,708
     Net income                                   7          2,254          6,125          6,464
     Basic earnings per share          $       0.00   $       0.17   $       0.48   $       0.50


Note 18 -- Acquisitions


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

The estimated fair values of the assets acquired and liabilities assumed as of December 30, 2002 are as follows:

In thousands                                                          Amount
------------------------------------------------------------------------------
         Current assets (net of cash acquired)                    $     21,211
         Property, plant and equipment                                   5,679
         Other assets                                                    2,043
         Goodwill                                                        4,566
         Investments                                                       262
                                                                  ------------
         Total assets acquired                                          33,761

         Current liabilities                                           (20,856)
         Long-term debt                                                   (424)
                                                                  ------------
         Total liabilities assumed                                     (21,280)
                                                                  ------------
         Net assets acquired                                      $     12,481
                                                                  ============

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

The estimated fair values of the assets acquired and liabilities assumed as of June 19, 2003 are as follows:

In thousands                                                          Amount
------------------------------------------------------------------------------
         Current assets (net of cash acquired)                    $      7,427
         Property, plant and equipment                                   3,500
         Other assets                                                      484
                                                                  ------------
         Total assets acquired                                          11,411

         Current liabilities                                            (1,556)
                                                                  ------------
         Net assets acquired                                      $      9,855
                                                                  ============

The results of operations from the NAAG acquisition have been included in the consolidated operating results for 2003 subsequent to the date of acquisition.

The following unaudited pro forma financial information presents results as if the two acquisitions described above had occurred at the beginning of the respective periods:

Unaudited; in thousands except per share amounts       2003           2002
------------------------------------------------------------------------------
         Net revenue                               $    225,211   $    211,724
         Net income                                      13,829         15,435

         Earnings per share - basic                        1.07           1.19
         Earnings per share - diluted              $       1.05   $       1.15

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


Note 19 -- Other Comprehensive Income


The components of other comprehensive income and related tax effects were as follows:

In Thousands                                                                      2004            2003           2002
-------------------------------------------------------------------------------------------------------------------------
         Change in net unrealized value of available-from-sale
         investments net of tax of $68, $69, and $(99), in
         2004, 2003 and 2002, respectively                                     $        102   $        103   $       (149)
         Change in foreign currency translation adjustment                            1,770          2,853             --
         Change in  unrealized loss on interest rate swap
         agreement net of $(370) in tax                                                 434           (685)            --
                                                                               ------------   ------------   ------------
                                                                               $      2,306   $      2,271   $       (149)
                                                                               ============   ============   ============

The components of accumulated other comprehensive income, net of tax, were as follows:

In Thousands                                                                      2004            2003           2002
-------------------------------------------------------------------------------------------------------------------------
         Accumulated gain (loss) on available for sale investments             $        181   $         79   $        (24)
         Foreign currency translation adjustment                                      4,623          2,853             --
         Unrealized loss on interest rate swap agreement                               (251)          (685)            --
                                                                               ------------   ------------   ------------
                                                                               $      4,553   $      2,247   $        (24)
                                                                               ============   ============   ============

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 20 -- Subsequent Event


On February 22, 2005, The Company announced the payment of an annual dividend of $0.15 per share to all shareholders of record on March 11, 2005, payable on March 18, 2005.

[GRAPHIC OMITTED]
   BKD, LLP

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

/s/ BKD LLP

BKD, LLP
Evansville, Indiana
February 3, 2005


                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

(All Amounts in Thousands)

              Col. A                               Col. B                     Col. C                   Col. D           Col. E

                                                                            Additions
                                                                  ------------------------------
                                                 Balance at           Charged   Charged to Other                      Balance
                                                Beginning of         to Costs      Accounts -       Deductions -       at End
              Description                          Period          and Expenses    Describe (3)     Describe (2)     of Period
---------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts and
discounts (1)
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

ESCALADE, INCORPORATED


By:


/s/ DANIEL A. MESSMER                                             March 9, 2007
-------------------------------------
Daniel A. Messmer
President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROBERT E. GRIFFIN               Chairman and Director         March 9, 2007
--------------------------------
 Robert E. Griffin


/s/ DANIEL A. MESSMER               President and Chief           March 9, 2007
--------------------------------    Executive Officer
Daniel A. Messmer                   (Principal Executive
                                    Officer)

/s/ BLAINE E. MATTHEWS, JR.         Director                       March 9, 2007
--------------------------------
Blaine E. Matthews, Jr.


/s/ RICHARD F. BAALMANN, JR.        Director                      March 9, 2007
--------------------------------
Richard F. Baalmann, Jr.


/s/ EDWARD E. WILLIAMS              Director                      March 9, 2007
--------------------------------
Edward E. Williams


/s/ RICHARD D. WHITE                Director                      March 9, 2007
--------------------------------
Richard D. White


/s/ GEORGE SAVITSKY                 Director                      March 9, 2007
--------------------------------
George Savitsky


/s/ TERRY FRANDSEN                  Chief Financial Officer,      March 9, 2007
--------------------------------    Secretary and Treasurer
Terry Frandsen                      (Principal Financial and
                                    Accounting Officer)