Form 10-K/A
period 2005-12-31
ESCALADE INC
filed 2007-03-14
CIK 33488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          Form 10-K/A (Amendment No. 1)

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

                          Commission File Number 0-6966


                             ESCALADE, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Indiana                        13-2739290
               (State of incorporation)               (I.R.S. EIN)

           817 Maxwell Ave, Evansville, Indiana                  47711
          (Address of principal executive office)             (Zip Code)

                                  812-467-1334
                         (Registrant's Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act

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

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                                Table of Contents

                                                                           Page
--------------------------------------------------------------------------------
Explanatory Note

Part I


   Item 1.      Business                                                      5

   Item 1A.     Risk Factors                                                  8

   Item 1B.     Unresolved Staff Comments                                    12

   Item 2.      Properties                                                   12

   Item 3.      Legal Proceedings                                            12

   Item 4.      Submission of Matters to a Vote of Security Holders          13



Part II


   Item 5.      Market for the Registrant's Common Equity, Related
                   Stockholder Matters and Issuer Purchases of Equity
                   Securities                                                13

   Item 6.      Selected Financial Data                                      15

   Item 7.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       15

   Item 7A.     Quantitative and Qualitative Disclosures About
                   Market Risk                                               22

   Item 8.      Financial Statements and Supplementary Data                  22

   Item 9.      Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       22

   Item 9A.    Controls and Procedures                                       22

   Item 9B.    Other Information                                             27



Part III


   Item 10.     Directors and Executive Officers of the Registrant           27

   Item 11.     Executive Compensation                                       27

   Item 12.     Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters                28

   Item 13.     Certain Relationships and Related Transactions               28

   Item 14.     Principal Accounting Fees and Services                       28



Part IV


   Item 15.     Exhibits, Financial Statement Schedules                      28

                                Explanatory Note


This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission (SEC) on March 10, 2006 is being filed to restate the 2005 and 2004 consolidated financial statements and other financial information to give effect to adjustments resulting from the identification of errors related to the over statement of the provision for income taxes and the over statement of employee benefit costs. On February 13, 2007, the Audit Committee of the Board of Directors of Escalade, Incorporated ("Escalade"), upon the recommendation of Escalade's management and in conjunction with Escalade's independent registered public accounting firm, BKD, LLP, determined that the errors identified were material to the financial statements for the years ended December 31, 2005 and December 25, 2004 and that, as a result, the previously issued financial statements for those periods should no longer be relied on. A new footnote (Note
2) has been added to the restated consolidated financial statements to discuss the restatement effects and the original footnotes have been renumbered. This Form 10-K/A (Amendment No.1) amends and restates Items 1, 1A , 6, 7, 8, 9A , and 15 of the March 10, 2006 filing. Only the adjustments described herein and no other material information in our March 10, 2006 filing is amended hereby. Except for the foregoing amended information, this Form 10-K/A does not reflect events occurring after March 10, 2006, nor does it modify or update those disclosures, except as discussed above or in Note 2 to the Consolidated Financial Statements. Management is not aware of any subsequent events that would affect the 2005 or 2004 consolidated financial statements.

                                     Part I


ITEM 1--BUSINESS

General

Escalade, Incorporated ("Escalade" or "Company") operates in two business segments: sporting goods and office products. Escalade and its predecessors have more than 75 years of manufacturing and selling experience in these two industries.

The following table presents the percentages contributed to Escalade's net sales by each of its business segments:

                                            2005           2004          2003
--------------------------------------------------------------------------------


Sporting goods                                65%           64%            63%
Office/graphic arts                           35            36             37
                                            ----          ----           ----
Total net sales                              100%          100%           100%
                                            ====          ====           ====


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


Employees

The number of employees at December 31, 2005 and December 25, 2004 for each business segment were as follows:

                                                     2005       2004
          ------------------------------------------------------------
          Sporting Goods
              USA                                       335        341
              Mexico                                    207        160
                                                   --------   --------
                                                        542        501
                                                   --------   --------
          Office/Graphic Arts
              USA                                       120        121
              Mexico                                     --         96
              Europe                                    137        171
              Asia                                        6         --
                                                   --------   --------
                                                        263        388
                                                   --------   --------
          Total                                         805        889
                                                   ========   ========

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

ITEM 1A--RISK FACTORS

Failure to improve and maintain the quality of internal controls over financial reporting could materially and adversely affect the Company's ability to provide timely and accurate financial information about the Company, which could harm the Company's reputation and share price.


In connection with the preparation of the financial statements for the year ended December 30, 2006, Management identified a deficiency in the internal controls over financial reporting relating to the calculation of income tax provisions which rose to the level of a "material weakness." The errors resulted in an overstatement of income tax expense and an understatement of net income of $1.0 million and $0.4 million for the years ended December 31, 2005 and December 25, 2004, respectively and an increase of $0.7 million to the December 28, 2003 retained earnings balance. The financial statements for these fiscal years have been restated and the assessment of internal controls over financial reporting as of December 31, 2005 has been revised to reflect this material weakness in this Form 10-K/A (Amendment No. 1). Management cannot be certain that other deficiencies will not arise or be identified or that the Company will be able to correct and maintain adequate controls over financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm operating results or cause failure to meet reporting obligations in a timely and accurate manner. Ineffective internal controls over financial reporting could also cause investors to lose confidence in the Company's reported financial information, which could adversely affect the trading price of the Company's common stock.


The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, Management, including the Chief Executive Officer and Chief Financial Officer, do not expect that disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

ITEM 1B--UNRESOLVED STAFF COMMENTS

None.


ITEM 2--PROPERTIES

At December 31, 2005, the Company operated from the following locations:

                                           Square      Owned or
Location                                   Footage      Leased      Use
------------------------------------------------------------------------------------------------------------
Sporting Goods
--------------
     Evansville, Indiana, USA              346,000      Owned       Manufacturing and distribution; sales
                                                                    and marketing; administration
     Evansville, Indiana, USA              122,000      Leased      Warehousing
     Olney, Illinois, USA                  121,100      Leased      Manufacturing and distribution
     Gainesville, Florida, USA             155,000      Owned       Manufacturing and distribution
     National City, California, USA         51,000      Leased      Warehousing and distribution
     Rosarito, Mexico                       70,000      Owned       Manufacturing and distribution
     Rosarito, Mexico                       83,000      Leased      Manufacturing
     Reynosa, Mexico                       128,000      Owned       Manufacturing and distribution

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

None.

                                     Part II


ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded under the symbol "ESCA" on the NASDAQ National Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the NASDAQ National Market:

Prices                                                  High              Low
--------------------------------------------------------------------------------
   2005
   Fourth quarter ended December 31, 2005              $13.45            $11.29
   Third quarter ended October 1, 2005                  15.18             12.67
   Second quarter ended July 9, 2005                    15.00             12.52
   First quarter ended March 19, 2005                   15.15             11.78

   2004
   Fourth quarter ended December 25, 2004              $16.96            $11.80
   Third quarter ended October 2, 2004                  17.67             10.47
   Second quarter ended July 10, 2004                   23.64             15.43
   First quarter ended March 20, 2004                   20.58             14.25

The closing market price on February 21, 2006 was $12.18 per share.

Depending on profitability and cash flows from operations, the Board of Directors anticipates issuing annual dividends. Dividends issued/declared over the last three years are as follows:

       Record Date             Payment Date             Amount per Common Share
       -------------------------------------------------------------------------
       March 5, 2004           March 12, 2004                    $0.12
       March 11, 2005          March 18, 2005                    $0.15
       March 17, 2006          March 21, 2006                    $0.20


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


ISSUER PURCHASES OF EQUITY SECURITIES

------------------------------------------------------------------------------------------------------
                                                                       (c) Total      (d) Maximum
                                                                       Number of       Number (or
                                                                       Shares (or      Approximate
                                                                         Units)      Dollar Value) of
                                                                       Purchased       Shares (or
                              (a) Total                                as Part of    Units) that May
                              Number of                                Publicly          Yet Be
                              Share (or         (b) Average            Announced        Purchased
                               Units)          Price Paid per          Plans or      Under the Plans
Period                        Purchased        Share (or Unit)         Programs        or Programs
------------------------------------------------------------------------------------------------------
Share purchases prior to
 10/01/2005 under the
 current repurchase
 program                        385,350          $     8.92             385,350          $1,724,971
------------------------------------------------------------------------------------------------------

Fourth quarter purchases:
------------------------------------------------------------------------------------------------------
10/02/2005 - 10/29/2005           7,740          $    12.73               7,740          $   98,530
------------------------------------------------------------------------------------------------------
10/30/2005 - 11/26/2005            None                None                None                None
------------------------------------------------------------------------------------------------------
11/27/2005 - 12/31/2005          56,874          $    12.00              56,874          $  682,488
------------------------------------------------------------------------------------------------------

Total share purchases under
 the current program            449,964          $     9.38             449,964          $3,000,000
------------------------------------------------------------------------------------------------------

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

ITEM 6--SELECTED FINANCIAL DATA
(In thousands, except per share data)
Certain 2005 and 2004 amounts below have been restated to reflect adjustments resulting from errors made in calculating income tax expense and employee benefit expense in 2005 and 2004 - see Note 2 to the consolidated financial statements in Item 8.

                                 December 31,   December 25,   December 27,   December 28,   December 29,
At and For Years Ended              2005           2004           2003           2002           2001
                                 (Restated)     (Restated)
-----------------------------------------------------------------------------------------------------------
Income Statement Data
   Net sales
     Sporting goods             $    120,996   $    141,644   $    134,750   $    122,628   $    118,867

     Office and graphic
       arts products                  64,621         76,040         81,518         27,596         29,986
       Total net sales               185,617        217,684        216,268        150,224        148,853

   Net income                         12,916          8,180         14,850         11,138         11,139

   Weighted-average shares            13,055         12,980         12,968         12,972         12,894

Per Share Data
   Basic earnings per share     $       0.99   $       0.63   $       1.15   $       0.86   $       0.86
   Cash dividends               $       0.15   $       0.12              0              0              0

Balance Sheet Data
   Working capital                    42,350         36,852         24,657         27,041         13,574
   Total assets                      124,860        134,969        134,437         96,788         76,111
   Short-term bank debt                  711         11,638         21,568         11,223          9,770
   Long-term bank debt                18,487         15,542         15,020         16,700          6,800

   Total stockholders' equity         76,623         71,034         61,283         45,875         34,396


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


ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

As discussed more fully in Note 2, Restatement of Financial Statements, in Item 8 of this form 10-K/A (Amendment No. 1), previously issued consolidated financial statements for 2005 and 2004 have been restated. The following section should be read in conjunction with Item 1: Business; Item 1A: Risk Factors; Item 6: Selected Financial Data; and Item 8: Financial Statements and Supplementary Data.

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

                                          2005           2004           2003
                                       (Restated)     (Restated)
        ------------------------------------------------------------------------

        Net revenue
             Sporting Goods              -14.6%           5.1%           9.9%
             Office Products             -15.0%          -6.7%         195.4%
             Total                       -14.7%           0.7%          44.0%

        Net Income                        57.9%         -44.9%          33.3%


Results of Operations

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

                                                                2005             2004              2003
                                                             (Restated)       (Restated)
        ---------------------------------------------------------------------------------------------------

        Net revenue                                             100.0%            100.0%            100.0%
        Cost of products sold                                    70.0%             72.8%             71.4%
                                                              -------           -------           -------
        Gross margin                                             30.0%             27.2%             28.6%
        Selling, administrative and general expenses             19.6%             18.3%             18.9%
        Restructuring costs                                      -0.3%             -1.1%              0.0%
        Goodwill impairment loss                                  0.0%              0.6%              0.0%
                                                              -------           -------           -------
        Operating income                                         10.7%              7.2%              9.7%
                                                             ========           =======           =======


Consolidated Revenue and Gross Margin

In 2005, a primary objective was improving profitability in the Office Products business that was reorganized in 2004. As a direct result, operating income in 2005 increased 57.9% over that achieved in 2004 and as a percentage of sales, operating income increased from 7.2% in 2004 to 10.7% in 2005; higher than the results achieved in 2003 - a year before the restructuring. Net sales in 2005 were down compared to 2004 and 2003 in both Sporting Goods and Office Products. In Sporting Goods the decline was primarily related to lower sales at SEARS, the

Company's largest retail customer. The decline in Office Products is attributed to the planned rationalization of non-core, low margin third party products and unprofitable customers. At the end of 2004 the Company announced it would begin seeking acquisitions in the Sporting Goods market. During 2005 the Company acquired substantially all of the assets of ChildLife, a premier supplier of wooden swing sets which contributed approximately $4.5 million to net sales in 2005.

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

Provision for Income Taxes

The effective income tax rate experienced in 2005 was 32.9%, a decline from the 41.3% rate experienced in 2004 but higher than the 30.0% rate experienced in 2003. The primary difference between 2005 and 2004 was the favorable tax treatment for certain European operations which were profitable in 2005, but not profitable in 2004 and as such did not receive the associated tax benefit. In addition, the 2004 results included a charge reflecting the settlement of a state income tax audit. The 2003 tax rate benefited from favorable tax treatment of European operations and favorable tax treatment of intellectual property royalties paid to wholly owned subsidiaries. The favorable tax treatment accorded to intellectual property royalties was eliminated in the state tax audit settlement. Consequently, in the future the Company does not expect to achieve the same effective tax rate achieved in 2003, but rather an effective tax rate similar to that achieved in 2005.

Sporting Goods

Net sales, operating income, and net income for the Sporting Goods business segment for the three years ended December 31, 2005 were as follows:

      In Thousands                           2005          2004          2003
      --------------------------------------------------------------------------

        Net Sales                          $120,996      $141,644      $134,750
        Operating income                     13,283        17,926        16,507
        Net income                            7,386        10,747         9,720

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

Office Products

Net sales, operating income, and net income for the Office Products business segment for the three years ended December 31, 2005 were as follows:

      In Thousands                        2005           2004           2003
      --------------------------------------------------------------------------


        Net Sales                        $64,621        $76,040        $81,518

        Operating income                   8,760            573          5,506
        Net income (loss)                  5,683         (1,634)         4,223


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



Financial Condition and Liquidity

The Company's continued profitability enables it to continue to maintain a very strong balance sheet. The current ratio, a basic measure of liquidity (current assets divided by current liabilities), increased to 2.5 as of December 31, 2005; significantly higher than 1.8 as of December 25, 2004 and 1.4 at December 27, 2003. Accounts receivable balances at the end of 2005 declined significantly from the prior year as a direct result of the lower sales volume to SEARS and unexpected fourth quarter order cancellations of sporting goods products resulted in higher inventory levels at the end of 2005 compared to 2004. Management believes that it will be able to sell this product in the first half of 2006 without any adverse impact on operating results. Because of strong cash flows, the Company had no short term notes payable to banks as of the end of 2005, compared to $11.6 million at the end of 2004. Long term debt, including current portion, increased a modest $3.3 million resulting in an overall debt reduction of $8.3 million. As a percentage of stockholders' equity, long-term bank debt was 24% at December 31, 2005 compared to 22% at December 25, 2004.

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

Contractual Obligations

The following schedule summarizes the Company's contractual obligations as of December 31, 2005:

                                                                  Payments Due by Period
                                       ---------------------------------------------------------------------------
                                                        Less than 1                                   More than 5
Contractual Obligations                    Total            year        1 -3 years      3 - 5 years      years
------------------------------------------------------------------------------------------------------------------
 Long-term debt                        $     19,553    $      1,066    $     15,787    $         --   $      2,700
 Future interest payments (1)                 3,216             961           1,419              83            753
 Future interest payments
       (receipts) under the
       Interest rate swap
       agreement (2)                           (191)            (79)           (112)             --             --
 Operating Leases                             2,424           1,240             957             202             25
 Minimum payments under
       royalty agreements                     1,150             350             700              --            100
                                       ------------    ------------    ------------    ------------   ------------
 Total                                 $     26,152    $      3,538    $     18,751    $        285   $      3,578
                                       ============    ============    ============    ============   ============

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. In connection with the restatement discussed above in the explanatory note to this Form 10-K/A and in Note 2 to our financial statements, the Company's Chief Executive Officer and Chief Financial Officer reevaluated that the Company's disclosure controls and procedures and concluded that such controls and procedures were not effective as of December 31, 2005 because of a material weakness in internal control over financial reporting (described below in Management's Report on Internal Control over Financial Reporting) relating to errors in calculating the provision for income taxes.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 10, 2006, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2005. Subsequently, management identified a material weakness in the Company's internal control over financial reporting with respect to calculating the provision for income taxes. This material weakness resulted in this amendment to the Annual Report on Form 10-K for the year ended December 31, 2005. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that the Company's internal control over financial reporting was not effective as of December 31, 2005.

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




/s/  Daniel A. Messmer, President and Chief Executive Officer        /s/ Terry Frandsen, Chief Financial Officer

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Escalade, Incorporated
Evansville, Indiana


We have audited management's revised assessment included in the accompanying Management's Report on Internal Control over Financial Reporting that Escalade, Incorporated (Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness related to the overstatement of the provision for income taxes, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit. We did not examine the effectiveness of internal control over financial reporting of Martin Yale International, GmbH, a wholly owned subsidiary, whose consolidated financial statements reflect total assets and net sales of $24,132 and $33,302 (dollars in thousands), respectively, included in the related consolidated financial statement amounts as of and for the year ended December 31, 2005. The effectiveness of this subsidiary's internal control over financial reporting was audited by other accountants whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of the subsidiary's internal control over financial reporting, is based solely on the report of the other accountants.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company, and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. The Company overstated its provision for income taxes. As a result of the material weakness, the Company's consolidated financial statements, for the year ended December 31, 2005, and for each of the quarters in 2005 have been restated. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated February 17, 2006, on those consolidated financial statements, except as to the restatement discussed in Note 2 to the 2005 consolidated financial statements, which is as of March 13, 2007.

As stated in the 4th paragraph of Management's Report on Internal Control Over Financial Reporting, management's assessment of the effectiveness of the Company's internal control over financial reporting has been revised.

In our opinion, based on our audit and the report of other accountants, management's revised assessment that Escalade, Incorporated did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, based on our audit and the report of other accountants, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria Escalade, Incorporated has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Escalade, Incorporated, and our report dated February 17, 2006, except for Note 2, as to which the date is March 13, 2007, expressed an unqualified opinion thereon.

Evansville, Indiana
February 17, 2006, except as to the 4th paragraph of Management's Report on Internal Control Over Financial Reporting (Revised), which is as of March 13, 2007



Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Martin Yale International GmbH,
Markdorf/Germany

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

ITEM 11 -- EXECUTIVE COMPENSATION

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

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant's proxy statement relating to its annual meeting of stockholders scheduled to be held on April 22, 2006 under the caption "Certain Beneficial Owners" and is incorporated herein by reference.

                      Equity Compensation Plan Information

                                                         Number of            Weighted-Average
                                                  Securities to be Issued      Exercise Price             Number of
                                                      Upon Exercise of     of Outstanding Options,   Securities Remaining
                                                    Outstanding Options,          Warrants           Available for Future
Plan Category                                       Warrants and Rights          and Rights                Issuance
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
   security holders (1)                                     730,569                $11.95                     924,169
Equity compensation plans not approved by
   security holders                                              --                    --                          --
                                                         ----------                                        ----------
       Total                                                730,569                                           924,169
                                                         ==========                                        ==========

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

        (3)    Exhibits
                 3.1      Articles of incorporation of Escalade, Incorporated(a)
                 3.2      By-Laws of Escalade, Incorporated (a)
                 4.1 Form of Escalade, Incorporated's common stock certificate (a)
                 10.1 Licensing agreement between Sweden Table Tennis AB and Indian Industries, Inc. dated January 1, 1995 (d)
                 10.2 Amended and Restated Credit Agreement dated October 24, 2001 between Escalade, Incorporated and Bank One, Indiana, N.A. dated August 29, 2002 (g)
                 10.3 First Amendment to Amended and Restated Credit Agreement dated October 24, 2001 between Escalade, Incorporated and Bank One, Indiana, N.A. dated August 29, 2002 (h)
                 10.4 Third Amendment to amend and restate the credit agreement between Escalade, Incorporated and Bank One, N.A. The effective date is June 1, 2003 (i)
                 10.5 Credit Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association (excluding exhibits and schedules not deemed to be material). The effective date is September 7, 2003 (j)
                 10.6 Revolving Note dated as of September 5, 2003 in principal amount of $45,000,000, executed by Indian-Martin, Inc. in favor of Bank One, National Association (j)
                 10.7 Pledge Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association (j)
                 10.8 Collateral Assignment and Security Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association (j)
                 10.9 Receivables Purchase Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Indian-Martin AG (j)
                 10.10 Receivables Purchase Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Indian Industries, Inc. Substantially similar Receivables Purchase Agreements were also entered into by Indian-Martin, Inc. and each of Escalade, Incorporated's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc., Master Products Manufacturing Company, Inc., U.S. Weight, Inc. and Bear Archery, Inc. (j)
                 10.11 Services Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Martin Yale Industries, Inc. Substantially similar Services Agreements were also entered into by Indian-Martin, Inc. and each of Escalade, Incorporated's other domestic operating subsidiaries, Harvard Sports, Inc., Indian Industries, Inc., Master Products Manufacturing Company, Inc., U.S. Weight, Inc. and Bear Archery, Inc. (j)
                 10.12 Escalade Subordination Agreement dated as of September 5, 2003 between Escalade, Incorporated and Bank One, National Association (j)
                 10.13 Offset Waiver Agreement dated as of September 5, 2003 between Escalade, Incorporated, Bank One, National Association, Indian-Martin, Inc., Harvard Sports, Inc., Indian Industries, Inc., Martin Yale Industries, Inc., Master Products Manufacturing Company, Inc., U.S. Weight, Inc. and Bear Archery, Inc. (j)
                 10.14 Loan Agreement dated September 1, 1998 between Martin Yale Industries, Inc. and City of Wabash, Indiana (f)
                 10.15 Trust Indenture between the City of Wabash, Indiana and Bank One Trust Company, NA as Trustee dated September 1, 1998 relating to the Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1998 (Martin Yale Industries, Inc. Project) (f)
                 10.16 First Amendment to Credit Agreement dated September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association, a national banking association. The Effective date of the Amendment was July 15, 2004.
                          (k)

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

               (n) Previously filed on March 10, 2006 as part of the Company's 2005 Annual Report on Form 10-K

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                          Index to Financial Statements


The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants' Report are submitted herewith:

                                                                                                  Page


     Report of Independent Registered Accounting Firm...............................................32

     Consolidated financial statements of Escalade, Incorporated and subsidiaries:

        Consolidated balance sheets--December 31, 2005 and December 25, 2004........................34

        Consolidated statements of income--fiscal years ended December 31, 2005,
           December 25, 2004 and December 27, 2003..................................................35

        Consolidated statements of stockholders' equity--fiscal years ended December 31,
           2005, December 25, 2004 and December 27, 2003............................................36

        Consolidated statements of cash flows--fiscal years ended December 31, 2005,
           December 25, 2004 and December 27, 2003..................................................37

        Notes to consolidated financial statements..................................................38

[GRAPHIC OMITTED]
    BKD LLP

             Report of Independent Registered Public Accounting Firm



Audit Committee, Board of Directors and Stockholders
Escalade, Incorporated
Evansville, Indiana


We have audited the accompanying consolidated balance sheets of Escalade, Incorporated as of December 31, 2005, and December 25, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 2005 and 2004 consolidated financial statements of Martin Yale International, GmbH, a wholly owned subsidiary, which consolidated statements reflect total assets and net sales of $24,132 and $33,547 and $31,923 and $40,232 (dollars in thousands), respectively, included in the related consolidated financial statement amounts as of and for the years ended December 31, 2005 and December 25, 2004, respectively. Those consolidated statements were audited by other accountants, whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Martin Yale International, GmbH, is based solely on the report of the other accountants.

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

In our opinion, based on our audits and the report of the other accountants for 2005 and 2004, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalade, Incorporated as of December 31, 2005, and December 25, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Escalade, Incorporated's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated February 17, 2006, except as to the 4th paragraph of Management's Report on Internal Control Over Financial Reporting (Revised), which is as of March 13, 2007 expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.




Evansville, Indiana
February 17, 2006, except for Note 2 as to which the date is March 13, 2007

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

/s/ FALK & Co GmbH
Wirtschaftsprufungsgesellschaft
Steuerberatungsgesellschaft
Heidelberg/Germany,
February 16, 2006

                             ESCALADE, INCORPORATED AND SUBSIDIARIES

                                   Consolidated Balance Sheets


                                                                   December 31,     December 25,
All Amounts in Thousands Except Share Information                      2005             2004
                                                                    (Restated)       (Restated)
-------------------------------------------------------------------------------------------------
Assets
   Current assets
     Cash and cash equivalents                                    $        3,017   $        3,050
     Receivables, less allowances of $1,544 and $2,510                    31,744           44,363
     Inventories                                                          33,049           30,482
     Prepaid expenses                                                      1,559            3,011
     Deferred income tax benefit                                           1,382            2,062
      Income tax receivable                                                   --              690
                                                                  --------------   --------------
         Total current assets                                             70,751           83,658

   Property, plant and equipment, net                                     20,307           16,498
   Intangible assets                                                       6,634            8,019
   Goodwill                                                               17,157           17,888
   Investments                                                             7,786            6,446
   Interest rate swap                                                        181             (386)
   Other assets                                                            2,044            2,846
                                                                  --------------   --------------
         Total assets                                             $      124,860   $      134,969
                                                                  ==============   ==============

Liabilities and Stockholders' Equity
   Current liabilities
     Notes payable--bank                                          $           --   $       11,638
     Current portion of long-term debt                                     1,066              354
     Trade accounts payable                                                3,518            8,034
     Accrued liabilities                                                  23,728           26,780

     Income tax payable                                                       89               --
                                                                  --------------   --------------

         Total current liabilities                                        28,401           46,806

   Long-term debt, less current portion                                   18,487           15,896
   Deferred compensation                                                   1,349            1,233
   Commitments and contingencies - see note                                   --               --
                                                                  --------------   --------------

         Total liabilities                                                48,237           63,935


   Stockholders' equity
     Preferred stock
       Authorized:  1,000,000 shares, no par value, none issued
     Common stock
       Authorized:  30,000,000 shares, no par value
       Issued and outstanding:  2005--12,946,869 shares,
         2004--13,031,064 shares                                          12,947           13,031
     Retained earnings                                                    62,726           53,450
     Accumulated other comprehensive income                                  950            4,553
                                                                  --------------   --------------
         Total stockholders' equity                                       76,623           71,034
                                                                  --------------   --------------
         Total liabilities and stockholders' equity               $      124,860   $      134,969
                                                                  ==============   ==============

See notes to consolidated financial statements.

                                  ESCALADE, INCORPORATED AND SUBSIDIARIES

                                     Consolidated Statements of Income

                                                                            Years Ended
                                                         --------------------------------------------------
                                                          December 31,      December 25,      December 27,
All Amounts in Thousands Except Per Share Data                2005             2004              2003
                                                           (Restated)       (Restated)
-----------------------------------------------------------------------------------------------------------

Net Sales                                                $      185,617    $      217,684    $      216,268

Costs, Expenses and Other Income
   Cost of products sold                                        130,021           158,391           154,365

   Selling, administrative and general expenses                  36,401            39,933            40,907
   Restructuring costs                                             (631)            2,366                --
   Goodwill impairment loss                                          --             1,312                --
                                                         --------------    --------------    --------------

Operating Income                                                 19,826            15,682            20,996

   Interest expense                                               1,482             1,772             2,282
   Other expense (income)                                          (915)              (19)           (2,509)
                                                         --------------    --------------    --------------

Income Before Income Taxes                                       19,259            13,929            21,223

Provision for Income Taxes                                        6,343             5,749             6,373
                                                         --------------    --------------    --------------

Net Income                                               $       12,916    $        8,180    $       14,850
                                                         ==============    ==============    ==============

Earnings Per Share Data
   Basic earnings per share                              $         0.99    $         0.63    $         1.15
                                                         ==============    ==============    ==============
   Diluted earnings per share                            $         0.98    $         0.62    $         1.13
                                                         ==============    ==============    ==============

See notes to consolidated financial statements.

                                          ESCALADE, INCORPORATED AND SUBSIDIARIES

                                      Consolidated Statements of Stockholders' Equity

                                                                                                  Accumulated
                                                                                                     Other
                                                         Common Stock                            Comprehensive
                                                 ---------------------------       Retained          Income
All Amounts in Thousands                            Shares          Amount         Earnings          (Loss)         Total
--------------------------------------------------------------------------------------------------------------------------
Balances at December 28, 2002                       13,018          13,018          32,881             (24)         45,875

   Comprehensive income
     Net income                                                                     14,850                          14,850
     Unrealized gain on securities, net
       of tax                                                                                          103             103
     Foreign Currency Translation
       Adjustment, net of tax                                                                        2,853            2853
     Unrealized Loss on Interest Rate Swap
       Agreement, net of tax                                                                          (685)           (685)
                                                                                                              ------------
     Total comprehensive income                                                                                     17,121

   Exercise of stock options                           120             120             230                             350
   Stock issued under the Director Stock
     Option Plan                                         4               4              47                              51
   Purchase of stock                                  (288)           (288)         (1,826)                         (2,114)
                                              ----------------------------------------------------------------------------

Balances at December 27, 2003                       12,854          12,854          46,182           2,247          61,283

Adjustment applicable to prior years
   (See Note 2)                                         --              --             703              --             703
                                              ----------------------------------------------------------------------------

Balances at December 27, 2003 (As                   12,854          12,854          46,885           2,247          61,986
   restated, See Note 2)

     Comprehensive income
     Net income                                                                      8,180                           8,180
     Unrealized gain on securities, net
       of tax                                                                                          102             102
     Foreign Currency Translation
     Adjustment, net of tax                                                                          1,770           1,770
   Unrealized Gain on Interest Rate Swap
     Agreement, net of tax                                                                             434             434
                                                                                                              ------------
   Total comprehensive income                                                                                       10,486

   Exercise of stock options                           226             226             814                           1,040
   Dividend Paid                                                                    (1,556)                         (1,556)
Stock issued under the Director Stock
   Option Plan                                          10              10              52                              62
Purchase of stock                                      (59)            (59)           (925)                           (984)
                                              ----------------------------------------------------------------------------

   Balances at December 25, 2004 (Restated)         13,031          13,031          53,450           4,553          71,034

     Comprehensive income
     Net income                                                                     12,916                          12,916
     Unrealized loss on securities, net
       of tax                                                                                          (78)            (78)
     Foreign Currency Translation
     Adjustment, net of tax                                                                         (3,893)         (3,893)
   Unrealized Gain on Interest Rate Swap
     Agreement, net of tax                                                                             368             368
                                                                                                              ------------
   Total comprehensive income                                                                                        9,313

   Exercise of stock options                            82              82             231                             313
   Dividend Paid                                                                    (1,961)                         (1,961)
   Stock issued under the Director Stock
     Option Plan                                         6               6              90                              96
   Purchase of Stock                                  (172)           (172)         (2,000)                         (2,172)
                                              ----------------------------------------------------------------------------


Balances at December 31, 2005 (Restated)            12,947          12,947          62,726             950          76,623
                                              ============================================================================


See notes to consolidated financial statements.

                                  ESCALADE, INCORPORATED AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                                         (All Amounts in Thousands)


Years Ended                                                    December 31     December 25     December 27
                                                                   2005            2004            2003
                                                                (Restated)      (Restated)
-----------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                  $     12,916    $      8,180    $     14,850
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization                                    4,735           5,016           5,301
     Goodwill impairment                                                 --           1,312              --

     Provision for doubtful accounts                                    561           1,523             374
     Deferred income taxes                                              413             569          (1,042)

     Provision for deferred compensation                                116             132             121
     Deferred compensation paid                                          --            (307)            (50)
     (Gain) loss on disposals of assets                                 226             130             (25)
     Changes in

       Accounts receivable                                           13,553             (79)          2,834
       Inventories                                                   (2,868)           (168)          5,959
       Prepaids                                                        (122)            239             262
       Other assets                                                  (1,706)           (385)         (1,024)
       Income tax payable                                             3,066          (3,444)           (264)
       Accounts payable and accrued expenses                         (6,258)          3,031            (770)
                                                               --------------------------------------------
         Net cash provided by operating activities                   24,632          15,749          26,526
                                                               --------------------------------------------


Investing Activities
   Change in cash surrender value, net of loans and premiums             --              --            (153)
   Purchase of property and equipment                                (8,395)         (2,410)         (2,564)
   Purchase of long-term investments                                     --              --            (846)
   Acquisitions, net of cash acquired                                (3,213)           (632)        (10,730)
   Proceeds from sale of property and equipment                          70             288             207
   Equity investment in Schleicher & Co. International AG                --              --          (9,886)
                                                               --------------------------------------------
         Net cash used by investing activities                      (11,538)         (2,754)        (23,972)
                                                               --------------------------------------------


Financing Activities
   Net increase (decrease) in notes payable--bank                    (7,597)         (8,689)         (2,270)

   Proceeds from exercise of stock options                              409           1,040             350
   Reduction of long-term debt                                         (354)           (354)         (1,848)
   Purchase of stock                                                 (2,172)           (984)         (2,114)
   Cash dividend paid                                                (1,961)         (1,556)             --
                                                               --------------------------------------------

         Net cash used by financing activities                      (11,675)        (10,543)         (5,882)
                                                               --------------------------------------------


Effect of exchange rate changes on cash                              (1,452)            (50)            606
                                                               --------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                        (33)          2,402          (2,722)

Cash and Cash Equivalents, Beginning of Year                          3,050             648           3,370
                                                               --------------------------------------------

Cash and Cash Equivalents, End of Year                         $      3,017    $      3,050    $        648
                                                               ============================================

Supplemental Cash Flows Information
   Interest paid                                               $      1,815    $      1,741    $      2,285
   Income taxes paid                                                  5,561           8,418           7,207

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

 In Thousands                                             2005              2004
 -------------------------------------------------------------------------------

      Raw materials                                   $  7,128          $  8,562
      Work in process                                    5,358             5,142
      Finished goods                                    20,563            16,778
                                                      --------          --------
                                                      $ 33,049          $ 30,482
                                                      ========          ========

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

In Thousands                                              2005           2004
--------------------------------------------------------------------------------

     Land                                               $   2,672     $   1,853
     Buildings and leasehold improvements                  19,520        15,799
     Machinery and equipment                               33,725        34,562
                                                        ---------     ---------
     Total cost                                            55,917        52,214
     Accumulated depreciation and amortization            (35,610)      (35,716)
                                                        ---------     ---------
                                                        $  20,307     $  16,498
                                                        =========     =========

Investments
Investments at fiscal year-ends are composed of the following:

In Thousands                                              2005           2004
--------------------------------------------------------------------------------

     Marketable equity securities available for sale    $   3,172     $   1,843
     Non-marketable equity investments (cost method)           --           587
     Non-marketable equity investments (equity method)      4,614         4,016
                                                        ---------     ---------
                                                        $   7,786     $   6,446
                                                        =========     =========

Marketable Equity Securities Available for Sale. This consists of marketable equity securities recorded at fair value with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. Summarized financial data for these securities at fiscal year-end were as follows:

In Thousands                                              2005           2004
--------------------------------------------------------------------------------

     Cost basis                                         $   2,984     $   1,542
     Unrealized gain                                          188           301
                                                        ---------     ---------
     Approximate fair market value                      $   3,172     $   1,843
                                                        =========     =========

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

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

                                       Incentive Stock                    Director Stock
                                 Granted         Outstanding       Granted             Outstanding
                    -------------------------------------------------------------------------------
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

                                                                     2005              2004              2003
                                                                 -------------------------------------------------
Risk-free interest rates                                             3.77%             3.07%             2.90%
Dividend yields                                                      1.20%                0%                0%
Volatility factors of expected market price of common stock          53.8%               50%               46%
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

In Thousands Except Per Share Amounts                          2005         2004         2003
                                                            (Restated)   (Restated)
-------------------------------------------------------------------------------------------------
     Net income, as reported                                $   12,916   $    8,180   $   14,850
     Less:  Total stock-based employee compensation cost
     determined under the fair value based method, net of
     income taxes                                               (1,823)        (801)        (440)
                                                            ----------   ----------   ----------
     Pro forma net income                                   $   11,093   $    7,379   $   14,410
                                                            ==========   ==========   ==========

     Earnings per share
     Basic--as reported                                     $     0.99   $     0.63   $     1.15
                                                            ==========   ==========   ==========
     Basic--pro forma                                       $     0.85   $     0.57   $     1.11
                                                            ==========   ==========   ==========

     Diluted--as reported                                   $     0.98   $     0.62   $     1.13
                                                            ==========   ==========   ==========
     Diluted--pro forma                                     $     0.84   $     0.56   $     1.09
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

Other Expense (Income)
The components of Other Expense (Income) were as follows:

In Thousands                                2005          2004          2003
--------------------------------------------------------------------------------

     Amortization of intangibles         $    1,210    $    1,224    $    1,048
     Gain from European debt abatement           --            --        (1,442)
     Investment income                       (1,628)         (601)       (1,253)
     Deferred compensation costs                116           133           (32)
     Vendor charge-backs                        (80)         (255)         (480)
     Royalty income from patents               (382)         (711)         (187)
     Other                                     (151)          191          (163)
                                         ----------    ----------    ----------
                                         $     (915)   $      (19)   $   (2,509)
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


Note 2 -- Restatement of Financial Statements


The consolidated financial statements for the years ended December 31, 2005 and December 25, 2004 have been restated. On February 13, 2007, the Audit Committee of the Company's Board of Directors, upon the recommendation of management and in consultation with the Company's registered public accounting firm, decided to restate these financial statements to correct the overstatements of the provision for income taxes and employee benefit costs. The effect of these errors on the financial statements for the years prior to December 25, 2004 was determined to be immaterial and has been reflected as an adjustment to the 2004 beginning of the year retained earnings balance. The errors causing the restatements were the result of computational errors in calculating the tax provision and a misapplication of the Company's year end accrual of its 401(K) plan matching contribution.

The following tables set forth the effects of the restatement on the Company's previously reported statements of income for the years ended December 31, 2005 and December 25, 2004:

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)                       Year ended December 31, 2005
                                                     ---------------------------------------------------------------
                                                        As Previously                                        As
                                                           Reported              Adjustments              Restated
--------------------------------------------------------------------------------------------------------------------
Selling, administrative and general expenses               36,444                       (43)               36,401
Operating income                                           19,783                        43                19,826
Income before income taxes                                 19,216                        43                19,259
Provision for income taxes                                  7,274                      (931)                6,343
Net income                                                 11,942                       974                12,916
Basic earnings per share                                    $0.91                     $0.08                 $0.99
Diluted earnings per share                                  $0.90                     $0.08                 $0.98


(Amounts in thousands, except per share amounts)                       Year ended December 25, 2004
                                                     ---------------------------------------------------------------
                                                        As Previously                                        As
                                                           Reported              Adjustments              Restated
--------------------------------------------------------------------------------------------------------------------
Selling, administrative and general expenses               40,045                      (112)               39,933
Operating income                                           15,570                       112                15,682
Income before income taxes                                 13,817                       112                13,929
Provision for income taxes                                  5,990                      (241)                5,749
Net income                                                  7,827                       353                 8,180
Basic earnings per share                                    $0.60                     $0.03                 $0.63

Diluted earnings per share                                  $0.59                     $0.03                 $0.62



The following tables set forth the effect of the restatement on the consolidated balance sheet as of December 31, 2005 and December 25, 2004:

(Amounts in thousands)                                                   As of December 31, 2005
                                                     ---------------------------------------------------------------
                                                        As Previously                                        As
                                                           Reported              Adjustments              Restated
--------------------------------------------------------------------------------------------------------------------
Deferred tax asset (current)                                1,818                     (436)                 1,382
Total current assets                                       71,187                     (436)                70,751
Total assets                                              125,296                     (436)               124,860
Accrued liabilities (current)                              24,429                     (701)                23,728
Income tax payable                                          1,854                   (1,765)                    89
Total current liabilities                                  30,867                   (2,466)                28,401
Total liabilities                                          50,703                   (2,466)                48,237
Retained earnings                                          60,696                    2,030                 62,726
Total stockholder's equity                                 74,593                    2,030                 76,623
Total liabilities & stockholder's equity                  125,296                     (436)               124,860

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(Amounts in thousands)                                                    As of December 25, 2004
                                                     ---------------------------------------------------------------
                                                        As Previously                                        As
                                                           Reported              Adjustments              Restated
--------------------------------------------------------------------------------------------------------------------
Deferred tax asset (current)                                2,496                     (434)                 2,062
Income tax receivable                                          --                      690                    690
Total current assets                                       83,402                      256                 83,658
Total assets                                              134,713                      256                134,969

Accrued liabilities (current)                              27,438                     (658)                26,780

Income tax payable                                            142                     (142)                     0

Total current liabilities                                  47,606                     (800)                46,806
Total liabilities                                          64,735                     (800)                63,935

Retained earnings                                          52,394                    1,056                 53,450
Total stockholder's equity                                 69,978                     1056                 71,034
Total liabilities & stockholder's equity                  134,713                      256                134,969


The restatement had no effect on net cash provided by operating activities for the years ended December 31, 2005 and December 25, 2004. The following tables set forth the effect on the individual line items within operating activites in the consolidated statement of cash flows for the years ended December 31, 2005 and December 25, 2004:

                                                                   For the year ended December 31, 2005

                                                        As Previously                                        As
(Amounts of thousands)                                     Reported              Adjustments              Restated
--------------------------------------------------------------------------------------------------------------------
Net Income                                                11,942                      974                12,916
Changes in:
     Deferred income tax                                    (466)                       2                  (464)
     Income tax payable                                    1,426                     (933)                  493
     Account payable and accrued expenses                 (5,899)                      43                (5,942)

                                                                   For the year ended December 25, 2004

                                                        As Previously                                        As
(Amounts of thousands)                                     Reported              Adjustments              Restated
--------------------------------------------------------------------------------------------------------------------
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

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

In Thousands                            2005           2004            2003
--------------------------------------------------------------------------------

     Beginning balance                $  1,298       $  1,634        $  1,324
     Additions                             472          1,294           1,447
     Deductions                           (727)        (1,630)         (1,137)
                                      --------       --------        --------
     Ending balance                   $  1,043       $  1,298        $  1,634
                                      ========       ========        ========

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

In Thousands                            2005           2004            2003
--------------------------------------------------------------------------------

     Beginning balance                $  6,223       $  5,465        $  1,182
     Additions                             763          2,810           5,529
     Deductions                         (3,119)        (2,052)         (1,246)
                                      --------       --------        --------
     Ending balance                   $  3,867       $  6,223        $  5,465
                                      ========       ========        ========

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

In Thousands                            2005           2004            2003
--------------------------------------------------------------------------------

     Beginning balance                $  2,510       $  1,991        $    550
     Additions                             561          1,523           2,196
     Deductions                         (1,527)        (1,004)           (755)
                                      --------       --------        --------
     Ending balance                   $  1,544       $  2,510        $  1,991
                                      ========       ========        ========

Advertising Subsidies
The Company enters agreements with certain retailers to pay for direct advertising programs and/or provide in-store display units. These agreements are not based on retailer purchase volumes and do not obligate the retailer to continue carrying the Company's products. The Company determines the value of

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


the advertising services based on its own research and history of providing such services. The Company expenses these costs in the period in which they are incurred as a selling expense. A reconciliation of the liability is as follows:

In Thousands                            2005           2004            2003
--------------------------------------------------------------------------------

     Beginning balance                $    725       $    779        $    614
     Additions                           1,579          2,885           1,973
     Deductions                         (1,313)        (2,939)         (1,808)
                                      --------       --------        --------
     Ending balance                   $    991       $    725        $    779
                                      ========       ========        ========

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

In Thousands                            2005           2004            2003
--------------------------------------------------------------------------------

     Beginning balance                $  3,545       $  2,782        $  1,202
     Additions                           4,081          3,238           2,766
     Deductions                         (4,832)        (2,475)         (1,186)
                                      --------       --------        --------
     Ending balance                   $  2,794       $  3,545        $  2,782
                                      ========       ========        ========

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

In Thousands                            2005           2004            2003
--------------------------------------------------------------------------------

     Beginning balance                $  3,419       $  2,435        $  1,836
     Additions                           2,150          5,400           4,707
     Deductions                         (4,066)        (4,416)         (4,108)
                                      --------       --------        --------
     Ending balance                   $  1,503       $  3,419        $  2,435
                                      ========       ========        ========

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

In Thousands                            2005           2004            2003
--------------------------------------------------------------------------------

     Beginning balance                $    761       $  1,027        $  1,547
     Additions                           1,637          1,380           2,043
     Deductions                         (1,358)        (1,646)         (2,563)
                                      --------       --------        --------
     Ending balance                   $  1,040       $    761        $  1,027
                                      ========       ========        ========

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 4 -- Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands                                            2005             2004
                                                     (Restated)       (Restated)
--------------------------------------------------------------------------------


     Employee compensation                             $   9,041       $   9,589

     Customer related allowances and accruals             10,379          10,465
     Other accrued items                                   4,308           6,726
                                                       ---------       ---------

                                                       $  23,728       $  26,780
                                                       =========       =========



Note 5 -- Operating Leases

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

At December 31, 2005, minimum rental payments under non-cancelable leases with terms of more than one year were as follows:

                    In Thousands                          Amount
                    -----------------------------------------------

                    2006                                  $   1,240
                    2007                                        610
                    2008                                        347
                    2009                                        102
                    2010                                        100
                    2011 and beyond                              25
                                                          ---------
                                                          $   2,424
                                                          =========


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

                                        Severance and     Facility closure
In Thousands                            benefit costs          costs               Total
-----------------------------------------------------------------------------------------------
     Restructuring charges incurred   $          1,656    $            710    $          2,366
     Non-cash charges                               --                (540)               (540)
     Cash payments                                (378)                 --                (378)
                                      ----------------    ----------------    ----------------
     Balance at December 25, 2004                1,278                 170               1,448
     Non-cash benefit                             (631)                 --                (631)
     Cash payments                                (448)               (170)               (618)
                                      ----------------    ----------------    ----------------
     Balance at December 31, 2005     $            199    $             --    $            199
                                      ================    ================    ================

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


In December 2005, the Company settled two employment claims relating to the restructuring activities initiated in 2004. As a result, the Company reduced the restructuring liability by $631.

Note 7 -- Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

                                         2005                          2004
                              ---------------------------------------------------------
                                 Gross                         Gross
                                Carrying     Accumulated      Carrying     Accumulated
In Thousands                     Amount      Amortization      Amount      Amortization
---------------------------------------------------------------------------------------
     Patents                  $      6,078   $      2,982   $      6,078   $      2,158
     Consulting agreements             876            874            810            760
     Non-compete agreements          1,812          1,597          1,800          1,455
     Customer list                     622            360            630            271
     Trademarks                      3,180            121          3,466            121
                              ------------   ------------   ------------   ------------
                              $     12,568   $      5,934   $     12,784   $      4,765
                              ============   ============   ============   ============

Amortization expense was $1,169 thousand, $1,324 thousand and $1,098 thousand for 2005, 2004 and 2003, respectively.

Estimated amortization expense for each reporting segment for each of the following four years is:

In Thousands                     2006         2007         2008         2009
-------------------------------------------------------------------------------

     Sporting Goods           $      949   $      885   $      852   $      652
     Office Products                 118          118           --           --
                              ----------   ----------   ----------   ----------
                              $    1,067   $    1,003   $      852   $      652
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

The changes in the carrying amount of goodwill were:

In Thousands                                  Sporting Goods   Office Products      Total
--------------------------------------------------------------------------------------------
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
                                               ============     ============    ============

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 8 -- Borrowings

Short-Term Debt
Short-term debt at fiscal year-ends was as follows:

In Thousands                                        2005                2004
--------------------------------------------------------------------------------

     Bank One Revolving line of credit           $       --          $   11,638
                                                 ==========          ==========

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

Long-Term Debt
Long-term debt at fiscal year-ends was as follows:

In Thousands                                                                             2005        2004
-----------------------------------------------------------------------------------------------------------
     Revolving term loan of $35,000, the amount available under this revolving term loan is reduced by $7,000 annually starting May 19, 2006, with the balance due May 19, 2008. At December 31, 2005, $10,000 had an interest rate of London Interbank Offered Rate (LIBOR) plus 1.00%, or 5.40%, and
         $5,787 had an interest rate of prime minus .75% or 6.50%, unsecured           $ 15,787    $ 10,000

     Revolving term loan of Euro 2,500 (approximately 2,961 US Dollars), the balance is due July 15, 2006 and bears an interest rate of EURIBOR plus 2.00%, or
         3.85% at December 31, 2005, unsecured                                              711       2,842

     Mortgage payable (Wabash, Indiana Adjustable Rate Economic Development
         Revenue Refunding Bonds), annual installments are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, rate at December 31, 2005 is 1.55%, due September 2028, secured by plant facility, machinery and equipment, and a stand-by letter of
         credit                                                                           2,700       2,700

     Contract payable for Accudart acquisition, due $167 annually beginning
         February 1, 2003 through February 1, 2006, non-interest bearing, secured by a stand-by
         letter of credit                                                                   167         333

     Contract payable for acquisition of equity interest in Sweden Table Tennis,
         AB, unsecured and non-interest bearing. Annual payments of $188 due
         March of
         each year                                                                          188         375
                                                                                       --------    --------
                                                                                         19,553      16,250
     Portion classified as current                                                       (1,066)       (354)
                                                                                       --------    --------
                                                                                       $ 18,487    $ 15,896
                                                                                       ========    ========

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


Note 9 -- Earnings Per Share

The shares used in the computation of the company's basic and diluted earnings per common share are as follows:

In Thousands                                                             2005         2004         2003
---------------------------------------------------------------------------------------------------------
     Weighted average common shares outstanding                          13,055       12,980       12,968
     Dilutive effect of stock options                                       153          247          248
                                                                     ----------   ----------   ----------
     Weighted average common shares outstanding, assuming
        dilution                                                         13,208       13,227       13,216
                                                                     ==========   ==========   ==========

     Number of anti-dilutive stock options                                  424          181           --

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.


Note 10 -- Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $490 thousand, $583 thousand, and $487 thousand for 2005, 2004 and 2003, respectively.


Note 11 -- Deferred Compensation Plan

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


Note 12 -- Stock Options

The Company has two stock-based compensation plans which are described in detail in Note 1. Stock option transactions under these plans are summarized as follows:

                                              2005                          2004                          2003
                                 -------------------------------------------------------------------------------------------
                                                     Option                       Option                        Option
                                      Shares         Price          Shares        Price           Shares        Price
                                 -------------------------------------------------------------------------------------------
Outstanding at beginning                            $6.99 to                     $2.42 to                      $2.42 to
   of year                             578,930       19.21           639,390       10.68           596,750       9.03

                                                   $13.40 to                     $17.24 to                     $6.99 to
Issued during year                     252,767       13.88           200,726       19.21           177,178       10.68

Canceled or expired                    (20,900)                      (35,050)                      (13,900)
                                                    $2.42 to                     $2.42 to                      $2.42 to
Exercised during year                  (80,228)       6.99          (226,136)      10.68          (120,638)      9.03
                                     ---------                     ---------                     ---------
                                                    $6.99 to                     $6.99 to                      $2.42 to
Outstanding at end of year             730,569       19.21           578,930       19.21           639,390       10.68
                                     =========                     =========                     =========

Exercisable at end of year             376,502                       192,354                       256,062
                                     =========                     =========                     =========
Weighted-average fair value
   of options granted during
   the year                          $    5.61                     $    9.99                     $    3.79
                                     =========                     =========                     =========

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

                                           Options Outstanding                                 Options Exercisable
                      ------------------------------------------------------------------------------------------------------
                        Number of      Weighted-Average                                  Number of
     Range of            Shares           Remaining            Weighted-Average           Shares       Weighted-Average
 Exercise Prices                       Contractual Life         Exercise Price                          Exercise Price
----------------------------------------------------------------------------------------------------------------------------
 $ 3.60 - $ 3.80          85,680           0.2 years                $ 3.62                 85,680           $ 3.62
 $ 6.99 - $10.68         221,196           1.7 years                $ 7.90                118,896           $ 8.18
 $13.40 - $19.21         423,693           3.7 years                $15.74                171,926           $19.16
                        --------                                                         --------
                         730,569                                                          376,502
                        ========                                                         ========

Incentive stock options are generally exercisable at the rate of 25% over each of the four years following the date of grant.

During fiscal year 2005 the Company issued 2,767 Director Stock Options at an option price of $13.88. These options are exercisable after April 26, 2006 and have an expiration date of April 27, 2009.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 13 -- Provision For Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands                                 2005         2004          2003
                                          (Restated)   (Restated)
-------------------------------------------------------------------------------

     Income (loss) before taxes:
          United States of America (USA)  $   16,066   $   14,152    $   19,720
          Non USA                              3,193         (223)        1,503
                                          ----------   ----------    ----------
                                          $   19,259   $   13,929    $   21,223
                                          ==========   ==========    ==========
     Provision for taxes:
          Current
              Federal                     $    4,580   $    4,688    $    5,802
              State                              510          209         1,073
              International                      840          283           539
                                          ----------   ----------    ----------
                                               5,930        5,180         7,414
                                          ----------   ----------    ----------
          Deferred
              Federal                            334          510          (845)
              State                               79           59          (196)
                                          ----------   ----------    ----------
                                                 413          569        (1,041)
                                          ----------   ----------    ----------
                                          $    6,343   $    5,749    $    6,373
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

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands                                                             2005          2004          2003
                                                                      (Restated)    (Restated)
------------------------------------------------------------------------------------------------------------
Income tax at statutory rate                                          $    6,548    $    4,736    $    7,216
Increase (decrease) in income tax resulting from
     Permanent differences (goodwill impairment, investment income,
       dividends, and captive insurance earnings)                           (348)          615            (6)
     State tax expense, net of federal effect                                386           171           578
     Effect of foreign tax rates                                            (229)          359          (905)
     Research credit                                                        (121)          (69)         (111)
     Internal Revenue Service audit settlement                               278            --            --
     Other                                                                  (171)          (63)         (399)
                                                                      ----------    ----------    ----------
Recorded provision for income taxes                                   $    6,343    $    5,749    $    6,373
                                                                      ==========    ==========    ==========

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The components of the net deferred tax asset are as follows:


In Thousands                                                       2005          2004
                                                                (Restated)    (Restated)
----------------------------------------------------------------------------------------

Assets
     Employee benefits                                          $      559    $      562
     Valuation reserves                                              1,250         1,927
     Deferred compensation                                             501           456
     Depreciation                                                      576           130
     Unrealized loss on interest rate swap agreement                    --           135
     Net operating loss carry forward                                  557           481
                                                                ----------    ----------
         Total assets                                                3,443         3,691
                                                                ----------    ----------
Liabilities
     Unrealized gain on sale of securities available-for-sale          (85)         (120)
     Unrealized equity investment income                            (1,156)         (517)
     Unrealized gain on interest rate swap agreement                   (62)           --
     Goodwill and intangible assets                                   (395)         (202)
                                                                ----------    ----------
         Total liabilities                                          (1,698)         (839)
                                                                ----------    ----------
Valuation Allowance
      Beginning balance                                                  0            --
                                                                ==========    ==========
      (Increase) decrease during period                               (278)           --
                                                                ==========
      Ending balance                                                  (278)           --
                                                                ----------    ----------
                                                                $    1,467    $    2,852
                                                                ==========    ==========

Deferred tax assets are included in the consolidation balance sheet as follows:


 In Thousands                                             2005          2004
                                                       (Restated)    (Restated)
--------------------------------------------------------------------------------

    Deferred income tax asset - current                $    1,382    $    2,062
    Deferred income tax asset - long-term                      85           790
                                                       ----------    ----------
                                                       $    1,467    $    2,852
                                                       ==========    ==========

The Company has a US federal unused net operating loss carry-forward of approximately $350 thousand and state unused net operating losses of approximately $3,619 thousand of which an estimated $3,269 thousand has been reserved as the Company does not expect to be able to utilize it. All operating loss carry-forwards expire in various amounts through 2018. The Company also has foreign net operating loss carry-forwards of approximately Euro 532 thousand (approximately 630 thousand US Dollars) which have no expiration date.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 14 - Other Comprehensive Income

The components of other comprehensive income and related tax effects were as follows:

In Thousands                                                                 2005          2004         2003
--------------------------------------------------------------------------------------------------------------
     Change in net unrealized value of available-from-sale investments net of tax of $52, $(68), and $(69), in 2005, 2004 and 2003,
     respectively                                                        $      (78)   $      102   $      103
     Change in foreign currency translation adjustment, net of tax of
     $2,592, $(1,178), and $(1,899), in 2005, 2004 and 2003,
     respectively                                                            (3,893)        1,770        2,853
     Change in unrealized gain (loss) on interest rate swap agreement net of tax of $(245), $(289), and $456, in 2005, 2004 and 2003,
     respectively                                                               368           434         (685)
                                                                         ----------    ----------   ----------
                                                                         $   (3,603)   $    2,306   $    2,271
                                                                         ==========    ==========   ==========

The components of accumulated other comprehensive income, net of tax, were as follows:

In Thousands                                                           2005         2004          2003
---------------------------------------------------------------------------------------------------------
     Accumulated gain on available for sale investments             $      103   $      181    $       79
     Foreign currency translation adjustment                               730        4,623         2,853
     Unrealized gain (loss) on interest rate swap agreement                117         (251)         (685)
                                                                    ----------   ----------    ----------
                                                                    $      950   $    4,553    $    2,247
                                                                    ==========   ==========    ==========

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 15 -- Operating Segment and Geographic Information

The following table presents certain operating segment information.

In Thousands                                                  2005          2004          2003
                                                           (Restated)    (Restated)
------------------------------------------------------------------------------------------------
Sporting Goods
Net revenue                                                  120,996       141,644       134,750
Operating income                                              13,283        17,926        16,507
Interest expense                                                 874           963           906
Provision for taxes                                            4,154         6,045         5,467
Net income                                                     7,386        10,747         9,720
Identifiable assets                                           67,641        63,458        64,627
Non-marketable equity investments (equity method)                 --            --            --
Depreciation & amortization                                    2,657         3,001         3,314
Capital expenditures                                           7,403         1,109         1,363

Office Products

Net revenue                                                   64,621        76,040        81,518

Operating income                                               8,760           573         5,506
Interest expense                                                 786         1,308         1,433
Provision for taxes                                            2,432          (351)        1,490
Net income                                                     5,683        (1,634)        4,223
Identifiable assets                                           44,319        57,983        60,168
Non-marketable equity investments (equity method)                662            --            --
Depreciation & amortization                                    2,078         3,327         1,987
Capital expenditures                                             992         1,301         1,201

All Other
Net revenue                                                       --            --            --
Operating income                                              (2,217)       (2,817)       (1,017)
Interest expense                                                (178)         (499)          (57)
Provision for taxes                                             (243)           55          (584)
Net income                                                      (153)         (933)          907
Identifiable assets                                           12,900        13,528         9,642

Non-marketable equity investments (equity method)              3,952         2,015         3,001

Depreciation & amortization                                       --            --            --
Capital expenditures                                              --            --            --

Total

Net Revenue                                                  185,617       217,684       216,268

Operating income                                              19,826        15,682        20,996
Interest expense                                               1,482         1,772         2,282
Provision for taxes                                            6,343         5,749         6,373
Net income                                                    12,916         8,180        14,850
Identifiable assets                                          124,860       134,969       134,437
Non-marketable equity investments (equity method)              4,614         4,016         3,001

Depreciation & amortization                                    4,735         5,016         5,301

Capital expenditures                                           8,395         2,410         2,564

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

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

Revenues by geographic region/country were as follows:

In Thousands                               2005          2004          2003
--------------------------------------------------------------------------------


     North America                      $  153,687    $  177,340    $  182,416

     Europe                                 25,317        34,582        28,012
     Other                                   6,613         5,762         5,840
                                        ----------    ----------    ----------

                                        $  185,617    $  217,684    $  216,268
                                        ==========    ==========    ==========


Revenues are attributed to country based on location of customer and are for continuing operations.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Identified assets by geographic region/country were as follows:

In Thousands                                         2005           2004
                                                  (Restated)     (Restated)
--------------------------------------------------------------------------------

     North America                                $  100,908     $  101,422
     Europe                                           23,952         33,547
                                                  ----------     ----------
                                                  $  124,860     $  134,969
                                                  ==========     ==========



Note 16 -- Summary of Quarterly Results


In thousands, except per share data (unaudited)            March 19        July 9        October 1     December 31
                                                          (Restated)     (Restated)     (Restated)     (Restated)
------------------------------------------------------------------------------------------------------------------

2005
      Net sales                                          $     29,782   $     47,551   $     63,557   $     42,425
      Operating income                                          1,748          3,899          8,474          5,705
      Net income                                                1,238          2,431          5,864          3,383
      Basic earnings per share                           $       0.09   $       0.19   $       0.45   $       0.26



In thousands, except per share data (unaudited)            March 20        July 10       October 2     December 25
                                                          (Restated)     (Restated)     (Restated)     (Restated)
------------------------------------------------------------------------------------------------------------------


2004
      Net sales                                          $     34,060   $     52,516   $     75,203   $     55,905
      Operating income                                          1,492          3,303          6,807          4,080

      Net income                                                  621          2,016          4,465          1,078

      Basic earnings per share                           $       0.05   $       0.15   $       0.34   $       0.08


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

The estimated fair values of the assets acquired and liabilities assumed as of December 30, 2002 are as follows:

In thousands                                                           Amount
--------------------------------------------------------------------------------

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

The estimated fair values of the assets acquired and liabilities assumed as of June 19, 2003 are as follows:

In thousands                                                           Amount
--------------------------------------------------------------------------------

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

The following unaudited pro forma financial information presents results as if the two acquisitions described above had occurred at the beginning of the respective periods:

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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


Note 18 -- Commitments and Contingencies

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

The Company has entered into various agreements whereby it is required to make royalty payments. At December 31, 2005, the Company had estimated minimum royalty payments for each of the following five years as follows:

                    In Thousands                          Amount
                    ------------------------------------------------

                    2006                                 $   350
                    2007                                     350
                    2008                                     350
                    2009                                      --
                    2010                                      --
                    2011 and beyond                          100
                                                         -------
                                                         $ 1,150
                                                         =======

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


/s/ ROBERT E. GRIFFIN              Chairman and Director           March 9, 2007
----------------------------
Robert E. Griffin

/s/ DANIEL A. MESSMER              President and Chief Executive   March 9, 2007
----------------------------       Officer (Principal Executive
Daniel A. Messmer                  Officer)


/s/ BLAINE E. MATTHEWS, JR.        Director                        March 9, 2007
----------------------------
Blaine E. Matthews, Jr.

/s/ RICHARD F. BAALMANN, JR.       Director                        March 9, 2007
----------------------------
Richard F. Baalmann, Jr.

/s/ EDWARD E. WILLIAMS             Director                        March 9, 2007
----------------------------
Edward E. Williams

/s/ RICHARD D. WHITE               Director                        March 9, 2007
----------------------------
Richard D. White

/s/ GEORGE SAVITSKY                Director                        March 9, 2007
----------------------------
George Savitsky

/s/ TERRY FRANDSEN                 Chief Financial Officer,        March 9, 2007
----------------------------       Secretary and Treasurer
Terry Frandsen                     (Principal Financial and
                                   Accounting Officer)