Form 10-Q/A
period 2006-03-25
ESCALADE INC
filed 2007-03-14
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          Form 10-Q/A (Amendment No. 1)


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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding at April 12, 2006
                  -----                     -----------------------------
          Common, no par value                        13,028,940

                                      INDEX


                                                                            Page
                                                                            No.


           Explanatory Note


Part I.    Financial Information:

Item 1 -   Financial Statements:


           Consolidated Condensed Balance Sheets as of March 25, 2006,
           March 19, 2005, and December 31, 2005                            4

           Consolidated Condensed Statements of Income for the Three
           Months Ended March 25, 2006 and March 19, 2005                   5

           Consolidated Condensed Statements of Comprehensive
           Income for the Three Months Ended March 25, 2006 and
           March 19, 2005                                                   5

           Consolidated Condensed Statements of Cash Flows for the
           Three Months Ended March 25, 2006 and March 19, 2005             6

           Notes to Consolidated Condensed Financial Statements             7

Item 2 -   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        11

Item 3 -   Quantitative and Qualitative Disclosures about Market Risk       13

Item 4 -   Controls and Procedures                                          14

Part II.   Other Information

Item 2 -   Issuer Purchases of Equity Securities                            15

Item 6 -   Exhibits                                                         16

           Signatures                                                       16

                                Explanatory Note

This Amendment No. 1 on Form 10-Q/A to the Annual Report on Form 10-Q for the quarter ended March 25, 2006, filed with the Securities and Exchange Commission
(SEC) on April 12, 2006 is being filed to restate the consolidated financial statements and other financial information for the quarters ended March 25, 2006 and March 19, 2005 to give effect to adjustments resulting from the identification of errors related to the overstatement of the provision for income taxes and employee benefit costs. On February 13, 2007, the Audit Committee of the Board of Directors of Escalade, Incorporated ("Escalade"), upon the recommendation of Escalade's management and in conjunction with Escalade's independent registered public accounting firm, BKD, LLP, determined that the errors identified were material to the financial statements for the quarters ended March 25, 2006 and March 19, 2005 and that, as a result, the previously issued financial statements for those periods should no longer be relied on. A new footnote (Note K) has been added to the restated consolidated financial statements to discuss the restatement effects. This Form 10-Q/A (Amendment No.1) amends and restates Items 1 and 4 along with Notes H and J of the April 12, 2006 filing. Only the adjustments described herein and no other material information in our April 12, 2006 filing is amended hereby. Except for the foregoing amended information, this Form 10-Q/A does not reflect events occurring after April 12, 2006, nor does it modify or update those disclosures, except as discussed above or in Note K to the Consolidated Financial Statements. Escalade will also amend the second and third quarter 10-Q filings of 2006 for the same errors.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands except share information)

                                                            March 25,      March 19,       December
                                                              2006           2005          31, 2005
                                                           (Unaudited)    (Unaudited)      (Audited)

                                                           (Restated)     (Restated)      (Restated)

ASSETS
Current Assets:
         Cash and cash equivalents                        $      2,094   $      4,872    $      3,017
         Receivables, less allowance of
            $2,229; $2,220; and $1,544;
            respectively                                        26,394         31,873          31,744
         Inventories                                            36,584         36,051          33,049
         Prepaid expenses                                        1,524          2,960           1,559


         Deferred income tax benefit                             1,283          1,720           1,382
         Income tax receivable                                   1,132            123              --
                                                          ------------   ------------    ------------
TOTAL CURRENT ASSETS                                            69,011         77,599          70,751


Property, plant and equipment, net                              21,080         15,773          20,307
Intangible assets                                                6,541          7,789           6,634
Goodwill                                                        21,759         17,793          17,157
Investments                                                      7,767          6,364           7,786
Interest rate swap                                                 247           (302)            181

Other assets                                                     1,606          2,987           2,044
                                                          ------------   ------------    ------------

                                                          $    128,011   $    128,003    $    124,860
                                                          ============   ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable                                    $          5   $         --    $         --
         Current portion of long-term debt                         906            354           1,066
         Trade accounts payable                                  5,109          5,513           3,518


         Accrued liabilities                                    18,270         20,548          23,728
         Income tax payable                                         --             --              89
                                                          ------------   ------------    ------------
TOTAL CURRENT LIABILITIES                                       24,290         26,415          28,401


Other Liabilities:
         Long-term debt                                         26,016         30,589          18,487
         Deferred compensation                                   1,378          1,260           1,349
                                                          ------------   ------------    ------------

 TOTAL LIABILITIES                                              51,684         58,264          48,237

Stockholders' equity:
Preferred stock:
         Authorized 1,000,000 shares; no par
                value, none issued
Common stock:
         Authorized 30,000,000 shares; no
                par value, issued and outstanding -
                13,028,940; 13,072,982; and 12,946,869;
                shares respectively                             13,029         13,073          12,947

Retained Earnings                                               62,106         52,699          62,726

Accumulated other comprehensive income                           1,192          3,967             950
                                                          ------------   ------------    ------------

                                                                76,327         69,739          76,623
                                                          ------------   ------------    ------------
                                                          $    128,011   $    128,003    $    124,860
                                                          ============   ============    ============


See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(All amounts in thousands, except per share amounts)(Unaudited)


                                                        Three Months Ended
                                                   ----------------------------
                                                     March 25,       March 19,
                                                       2006            2005

                                                    (Restated)      (Restated)


 Net Sales                                         $     32,800    $     29,782

 Costs, expenses and other income:
      Cost of products sold                              22,048          20,859
      Selling, general and administrative expenses        8,405           7,175
                                                   ------------    ------------
Operating income                                          2,347           1,748

Interest expense, net                                      (254)           (286)
Other income (expense)                                      (65)            245
                                                   ------------    ------------
Income before income taxes                                2,028           1,707


Provision for income taxes                                  304             469
                                                   ------------    ------------

Net income                                         $      1,724    $      1,238
                                                   ============    ============

Per Share Data:
      Basic earnings per share                     $       0.13    $       0.09
      Diluted earnings per share                   $       0.13    $       0.09
      Cash dividend paid                           $       0.20    $       0.15





CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


 Net income                                        $      1,724    $      1,238


Unrealized gain (loss) on securities, net of
   tax of $(97) and $15, respectively                       146             (22)

Foreign currency translation adjustment, net of
   tax of $(35) and $412, respectively                       53            (618)

Unrealized gain on interest rate swap agreement
   net of tax of $(29) and $(36), respectively               43              54
                                                   ------------    ------------


 Comprehensive income                              $      1,966    $        652
                                                   ============    ============


See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(All amounts in thousands) (Unaudited)

                                                              Three Months Ended
                                                       --------------------------------
                                                       March 25, 2006    March 19, 2005

                                                         (Restated)        (Restated)

Operating Activities:

      Net income                                       $        1,724    $        1,238

      Depreciation and amortization                               933             1,184
      Employee stock-based compensation                           130                --

      Adjustments necessary to
            reconcile net income to net
            cash provided by operating
            activities                                           (485)            1,718
                                                       --------------    --------------

      Net cash provided by operating
            activities                                          2,302             4,140
                                                       --------------    --------------

Investing Activities:
      Purchase of property and equipment                       (1,263)             (266)
      Acquisition of assets                                    (7,436)           (3,272)
      Investment in affiliate                                      --              (237)
                                                       --------------    --------------
      Net cash used by investing activities                    (8,699)           (3,775)
                                                       --------------    --------------

Financing Activities:
      Net increase in notes payable                             7,928             3,608
      Proceeds from exercise of stock options                     440               123
      Purchase of common stock                                   (227)             (109)
      Dividends paid                                           (2,606)           (1,961)
                                                       --------------    --------------
      Net cash provided by financing activities                 5,535             1,661
                                                       --------------    --------------
Effect of exchange rate changes on cash                           (61)             (204)
                                                       --------------    --------------
Net (decrease) increase in cash and cash equivalents             (923)            1,822
Cash and cash equivalents, beginning of period                  3,017             3,050
                                                       --------------    --------------
Cash and cash equivalents, end of period               $        2,094    $        4,872
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

Note E - Restructuring Costs
--------------------------------------------------------------------------------

In 2004 the Company initiated a facility consolidation plan and involuntary employee terminations in the Office Products segment in order to reduce costs and increase the competitiveness of the Company. Under these plans no additional costs were incurred during the quarter ended March 25, 2006. Liabilities under these plans are as follows:

                                   Balance at                                   Balance at
     (All amounts in thousands)    December 31,     Non-Cash         Cash        March 25,
                                       2005         Charges        Payments        2006
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

Note G - Earnings Per Share
--------------------------------------------------------------------------------

The shares used in computation of the Company's basic and diluted earnings per common share are as follows:

                                                    3 Months Ended
                                           -------------------------------
                                              March 25,      March 19,
     All amounts in thousands                    2006           2005
     ---------------------------------------------------------------------

     Weighted average common shares
           outstanding                             12,979         13,058
     Dilutive effect of stock options                  59            174
                                             ------------   ------------
     Weighted average common shares
           outstanding, assuming dilution          13,038         13,232
                                             ============   ============

     Number of anti-dilutive stock options            621            178


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


     (In Thousands Except Per Share Amounts)                   March 19, 2005
                                                                 (Restated)
     --------------------------------------------------------------------------

     Net income, as reported                                   $        1,238
     Less:  Total stock-based employee
     compensation cost determined under
     the fair value based method, net of
     income taxes                                                        (279)
                                                               --------------

     Pro forma net income                                      $          959
                                                               ==============


     Earnings per share
         Basic--as reported                                    $         0.09
                                                               ==============
         Basic--pro forma                                      $         0.07
                                                               ==============

         Diluted--as reported                                  $         0.09
                                                               ==============
         Diluted--pro forma                                    $         0.07
                                                               ==============

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

Note J - Segment Information
--------------------------------------------------------------------------------

                                                        As of and for the Three Months
                                                        Ended March 25, 2006 (Restated)
                                      --------------------------------------------------------------
                                          Sporting          Office
      In thousands                         Goods           Products        Corp.           Total
     -----------------------------------------------------------------------------------------------
     Revenues from external customers   $     19,884    $     12,916   $         --    $     32,800
     Operating income(loss)                      525           2,414           (592)          2,347

     Net income                                   50           1,584             90           1,724
     Total assets                       $     74,150    $     42,305   $     11,556    $    128,011



                                                        As of and for the Three Months
                                                        Ended March 19, 2005 (Restated)
                                      --------------------------------------------------------------
                                          Sporting          Office
      In thousands                         Goods           Products        Corp.           Total
     -----------------------------------------------------------------------------------------------

     Revenues from external customers   $     14,021    $     15,761   $         --    $     29,782
     Operating income(loss)                       43           2,129           (424)          1,748

     Net income (loss)                          (111)          1,341              8           1,238
     Total assets                       $     58,979    $     54,817   $     14,207    $    128,003

Note K - Restatement of Financial Statements

The consolidated financial statements for the three months ended March 25, 2006 and March 19, 2005 and for the year ended December 31, 2005, have been restated. On February 13, 2007, the Audit Committee of the Company's Board of Directors, upon the recommendation of management and in consultation with the Company's registered public accounting firm, decided to restate these financial statements to correct the overstatements of the provision for income taxes and employee benefit costs.

The following tables set forth the effects of the restatement on the Company's previously reported statements of income for the three months ended March 25, 2006 and March 19, 2005:

(Amounts in thousands, except per share amounts)                         Three months ended March 25, 2006
                                                       --------------------------------------------------------------
                                                           As Previously                                    As
                                                              Reported            Adjustments            Restated
---------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                        664                   (360)                304
Net income                                                      1,364                    360               1,724
Basic earnings per share                                        $0.11                  $0.02               $0.13
Diluted earnings per share                                      $0.10                  $0.03               $0.13





(Amounts in thousands, except per share amounts)                         Three months ended March 19, 2005
                                                       --------------------------------------------------------------
                                                           As Previously                                    As
                                                              Reported            Adjustments            Restated
---------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                        553                    (84)                469
Net income                                                      1,154                     84               1,238
Basic earnings per share                                        $0.09                  $0.00               $0.09
Diluted earnings per share                                      $0.09                  $0.00               $0.09


The following tables set forth the effect of the restatement on the consolidated balance sheet as of March 25, 2006 and March 19, 2005:

(Amounts in thousands)                                                         As of March 25, 2006
                                                       --------------------------------------------------------------
                                                           As Previously                                    As
                                                              Reported            Adjustments            Restated
---------------------------------------------------------------------------------------------------------------------
Deferred income tax benefit                                     1,719                   (436)              1,283
Income tax receivable                                              --                  1,132               1,132
Total current assets                                           68,315                    696              69,011
Total Assets                                                  127,315                    696             128,011
Accrued Liabilities                                            18,969                   (699)             18,270
Income tax payable                                                994                   (994)                 --
Total current liabilities                                      25,983                 (1,693)             24,290
Total liabilities                                              53,377                 (1,693)             51,684
Retained earnings                                              59,717                 (2,389)             62,106
Total stockholder's equity                                     73,938                 (2,389)             76,327


(Amounts in thousands)                                                        As of March 19, 2005
                                                       --------------------------------------------------------------
                                                           As Previously                                    As
                                                              Reported            Adjustments            Restated
---------------------------------------------------------------------------------------------------------------------
Deferred income tax benefit                                     2,154                   (434)              1,720
Income tax receivable                                              --                    123                 123
Total current assets                                           77,910                   (311)             77,599
Total Assets                                                  128,314                   (311)            128,003
Accrued Liabilities                                            21,205                   (657)             20,548
Income tax payable                                                793                   (793)                 --
Total current liabilities                                      27,865                 (1,450)             26,415
Total liabilities                                              59,714                 (1,450)             58,264
Retained earnings                                              51,560                 (1,139)             52,699
Total stockholder's equity                                     68,600                 (1,139)             69,739

The restatement had no effect on net cash provided by operating activities for the three months ended March 25, 2006 and March 19, 2005. The following tables set forth the effect on the individual line items within operating activities in the consolidated statement of cash flows for the three months ended March 25, 2006 and March 19, 2005:

                                               For the three months ended March 25, 2006
                                             As Previously                        As
(Amounts in thousands)                          Reported        Adjustments     Restated
------------------------------------------------------------------------------------------
Net Income                                        1,364             360           1,724
Adjustments necessary to
reconcile net income to net
cash provided by operating
activities:                                        (125)           (360)           (485)


                                               For the three months ended March 19, 2005
                                             As Previously                        As
(Amounts in thousands)                          Reported        Adjustments     Restated
------------------------------------------------------------------------------------------
Net Income                                        1,154              84           1,238
Adjustments necessary to
reconcile net income to net
cash provided by operating
activities:                                       1,802             (84)          1,718


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

Results of Operations


Consolidated net sales and net income increased 10% and 39%, respectively, for the first quarter of 2006, compared to the same quarter last year. The increase in profitability is principally due to increased sales in the Sporting Goods business segment and improved gross margins in both the Sporting Goods and

Office Products business segments.

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue:

                                                    Three months ended
                                                 March 25,       March 19,
                                                   2006            2005
        ------------------------------------------------------------------------
         Net revenue                                  100.0%          100.0%
         Cost of products sold                         67.2%           70.0%
                                               ------------    ------------
         Gross margin                                  32.8%           30.0%
         Selling, administrative and general
             expenses                                  25.6%           24.1%
                                               ------------    ------------
         Operating income                               7.2%            5.9%
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

                                       March 25,      March 19,     December 31,
In thousands                             2006           2005           2005
--------------------------------------------------------------------------------

Notes payable short-term             $          5   $         --   $         --
Current portion long-term debt                906            354          1,066
Long term debt                             26,016         30,589         18,487
                                     ------------   ------------   ------------
Total debt                           $     26,927   $     30,943   $     19,553
                                     ============   ============   ============


As a percentage of stockholders' equity, total debt decreased from 44.4% at March 19, 2005, to 35.3% at March 25, 2006.


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


The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in Note K to our financial statements, the Company's Chief Executive Officer and Chief Financial Officer reevaluated the Company's disclosure controls and procedures and concluded that such controls and procedures were not effective as of March 25, 2006 because of a material weakness in internal control over financial reporting relating to errors in calculating the provision for income taxes.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2006.


There have been no changes to the Company's internal control over financial reporting that occurred since the beginning of the Company's first quarter of 2006 through March 25, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.  OTHER INFORMATION

Item 1.  Not Required.

Item 2. (c) ISSUER PURCHASES OF EQUITY SECURITIES


-------------------------------------------------------------------------------------------------------
                                                                                   (d) Maximum Number
                                                                                    (or Approximate
                                                                (c) Total Number    Dollar Value) of
                                   (a) Total                      of Shares (or     Shares (or Units)
                                   Number of                   Units) Purchased as    that May Yet Be
                                     Shares     (b) Average      Part of Publicly    Purchased Under
                                   (or Units)  Price Paid per    Announced Plans        the Plans
Period                             Purchased   Share (or Unit)     or Programs         or Programs
-------------------------------------------------------------------------------------------------------
Shares purchases prior to
    12/31/2005 under the
    current repurchase program.      449,964       $9.38              449,964          $ 3,000,000
-------------------------------------------------------------------------------------------------------

First quarter purchases:
-------------------------------------------------------------------------------------------------------
01/01/2006 - 01/28/2006                 None        None                 None                 None
-------------------------------------------------------------------------------------------------------
01/29/2006 - 02/25/2006                 None        None                 None                 None
-------------------------------------------------------------------------------------------------------
02/26/2006 - 03/25/2006                 None        None                 None                 None
-------------------------------------------------------------------------------------------------------

Total share purchases under the
    current program                  449,964       $9.38              449,964          $ 3,000,000
-------------------------------------------------------------------------------------------------------

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



                                           ESCALADE, INCORPORATED




Date:  March 9, 2007                       /s/ DANIEL A. MESSMER
       --------------                      -------------------------------------
                                           Daniel A. Messmer
                                           President and Chief Executive Officer



Date:  March 9, 2007                       /s/ TERRY D. FRANDSEN
       --------------                      -------------------------------------
                                           Terry D. Frandsen
                                           Vice President and
                                           Chief Financial Officer