Form 10-Q/A
period 2006-07-15
ESCALADE INC
filed 2007-03-14
CIK 33488

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

                                      INDEX


                                                                        Page No.
         Explanatory Note


Part I.  Financial Information:

Item 1 - Financial Statements:

         Consolidated Condensed Balance Sheets as of July 15, 2006
         (Unaudited), July 9, 2005 (Unaudited), and December 31, 2005      3

         Consolidated Condensed Statements of Income (Unaudited)
         for the Three Months and Six Months Ended July 15, 2006
         and July 9, 2005                                                  4

         Consolidated Condensed Statements of Comprehensive
         Income (Unaudited) for the Three Months and Six Months
         Ended July 15, 2006 and July 9, 2005                              4

         Consolidated Condensed Statements of Cash Flows (Unaudited)
         for the Six Months Ended July 15, 2006 and July 9, 2005           5

         Notes to Consolidated Condensed Financial Statements(Unaudited)   6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        14

Item 3 - Quantitative and Qualitative Disclosures about Market Risk       16

Item 4 - Controls and Procedures                                          16

Part II. Other Information

Item 2 - Issuer Purchases of Equity Securities                            17

Item 4 - Other Matters                                                    18

Item 6 - Exhibits                                                         18

         Signatures                                                       19

                                Explanatory Note

This Amendment No. 1 on Form 10-Q/A to the Annual Report on Form 10-Q for the quarter ended July 15, 2006, filed with the Securities and Exchange Commission
(SEC) on August 8, 2006 is being filed to restate the consolidated financial statements and other financial information for the three months and six months ended July 15, 2006 and July 9, 2005 to give effect to adjustments resulting from the identification of errors related to the overstatement of the provision for income taxes and employee benefit costs. On February 13, 2007, the Audit Committee of the Board of Directors of Escalade, Incorporated ("Escalade"), upon the recommendation of Escalade's management and in conjunction with Escalade's independent registered public accounting firm, BKD, LLP, determined that the errors identified were material to the financial statements for the three months and six months ended July 15, 2006 and July 9, 2005 and that, as a result, the previously issued financial statements for those periods should no longer be relied on. A new footnote (Note M) has been added to the restated consolidated financial statements to discuss the restatement effects. This Form 10-Q/A (Amendment No.1) amends and restates Items 1 and 4 along with Notes F, G and J of the August 8, 2006 filing. Only the adjustments described herein and no other material information in our August 8, 2006 filing is amended hereby. Except for the foregoing amended information, this Form 10-Q/A does not reflect events occurring after August 8, 2006, nor does it modify or update those disclosures, except as discussed above or in Note M to the Consolidated Financial Statements. Escalade will also amend the first and third quarter 10-Q filings of 2006 for the same errors.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands except share information)

                                                        July 15,       July 9,      December 31,
                                                          2006           2005          2005
                                                       (Unaudited)    (Unaudited)    (Audited)
                                                       (Restated)     (Restated)     (Restated)
                                                      ------------   ------------   ------------
ASSETS
Current Assets:
         Cash and cash equivalents                    $      1,000   $      3,045   $      3,017
         Receivables, less allowance of
           $2,311; $2,146; and $1,544; respectively         31,897         33,266         31,744
         Inventories                                        44,630         37,075         33,049
         Prepaid expenses                                    1,793          2,617          1,559


         Deferred income tax benefit                         1,344          1,698          1,382
         Income Tax Receivable                               2,592            638             --
                                                      ------------   ------------   ------------
TOTAL CURRENT ASSETS                                        83,256         78,339         70,751


Property, plant and equipment, net                          20,808         14,660         20,307
Intangible assets                                           21,758          7,148          6,634
Goodwill                                                    24,628         17,208         17,157
Investments                                                  6,752          5,791          7,786
Interest rate swap                                             322            (93)           181
Other assets                                                 1,499          2,493          2,044
                                                      ------------   ------------   ------------

                                                      $    159,023   $    125,546   $    124,860
                                                      ============   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable                                $     19,033   $      1,658   $         --
         Current portion of long-term debt                      --            946          1,066
         Trade accounts payable                              7,688          8,322          3,518


         Accrued liabilities                                20,577         17,158         23,728
         Income tax payable                                     --             --             89
                                                      ------------   ------------   ------------
TOTAL CURRENT LIABILITIES                                   47,298         28,084         28,401


Other Liabilities:
         Long-term debt                                     32,530         27,030         18,487
         Deferred compensation                               1,003          1,294          1,349
                                                      ------------   ------------   ------------
                                                            80,831         56,408         48,237


Stockholders' equity:
Preferred stock:
         Authorized 1,000,000 shares; no par
            value, none issued
Common stock:
         Authorized 30,000,000 shares; no
            par value, issued and outstanding -
            13,024,839; 13,062,973; and 12,946,869;
            respectively                                    13,025         13,063         12,947


Retained earnings                                           63,201         54,844         62,726
Accumulated other comprehensive income                       1,966          1,231            950
                                                      ------------   ------------   ------------
                                                            78,192         69,138         76,623
                                                      ------------   ------------   ------------
                                                      $    159,023   $    125,546   $    124,860
                                                      ============   ============   ============


See notes to Consolidated Condensed Financial Statements.


ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

                                                                          ---------------------------  ----------------------------
                                                                             Three Months Ended               Six Months Ended
                                                                          ---------------------------  ----------------------------
                                                                          July 15, 2006  July 9, 2005  July 15, 2006   July 9, 2005

                                                                           (Restated)     (Restated)     (Restated)     (Restated)

                                                                          ------------   ------------   ------------   ------------
  Net sales                                                               $     48,949   $     47,551   $     81,749   $     77,333

  Costs, expenses and other income:
       Cost of products sold                                                    33,613         32,348         55,661         53,207
       Selling, general and administrative expenses                             12,379         11,304         20,784         18,479
                                                                          ------------   ------------   ------------   ------------
       Operating income                                                          2,957          3,899          5,304          5,647

       Interest expense, net                                                      (810)          (494)        (1,064)          (780)
       Other income (expense)                                                     (190)           162           (255)           407
                                                                          ------------   ------------   ------------   ------------
 Income before income taxes                                                      1,957          3,567          3,985          5,274


 Provision for income taxes                                                        769          1,136          1,073          1,605
                                                                          ------------   ------------   ------------   ------------

 Net income                                                               $      1,188   $      2,431   $      2,912   $      3,669
                                                                          ============   ============   ============   ============

 Per Share Data:
       Basic earnings per share                                           $       0.09   $       0.19   $       0.22   $       0.28
       Diluted earnings per share                                         $       0.09   $       0.18   $       0.22   $       0.28
       Cash dividend paid                                                           --             --   $       0.20   $       0.15


CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


 Net income                                                               $      1,188   $      2,431   $      2,912   $      3,669


 Unrealized gain (loss) on
       securities, net of tax of
       $172, $(17), $75 and $(2),
       respectively                                                               (259)            25           (113)             4

 Foreign currency translation
       adjustment, net of tax of
       $(653), $1,924, $(689) and
       $2,335, respectively                                                        984         (2,898)         1,037         (3,516)

 Unrealized gain on interest rate
       swap agreement, net of tax of
       $(33), $(90), $(61) and $(127),
       respectively                                                                 49            136             92            191
                                                                          ------------   ------------   ------------   ------------

 Comprehensive income (loss)                                              $      1,962   $       (306)  $      3,928   $        348
                                                                          ============   ============   ============   ============



           See notes to Consolidated Condensed Financial Statements.


ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

                                                                      Six Months Ended
                                                                ----------------------------
                                                                July 15, 2006   July 9, 2005

                                                                 (Restated)      (Restated)

                                                                ------------    ------------
Operating Activities:


      Net income                                                $      2,912    $      3,669

      Depreciation and amortization                                    2,733           2,654
      Adjustments necessary to reconcile
            net income to net cash provided by
            operating activities                                      (6,700)         (1,399)
                                                                ------------    ------------
      Net cash provided (used) by operating activities                (1,055)          4,924


Investing Activities:
      Purchase of property and equipment                              (1,416)           (901)
      Proceeds from asset disposition                                     --              68
      Acquisition of assets                                          (28,710)         (3,213)
                                                                ------------    ------------
      Net cash used by investing activities                          (30,126)         (4,046)

Financing Activities:
      Net increase in notes payable                                   31,914           1,541
      Proceeds from exercise of stock options                          1,244             294
      Director fees paid by issuing stock                                141              95
      Purchase of common stock                                        (1,376)           (670)
      Dividends paid                                                  (2,604)         (1,961)
                                                                ------------    ------------
      Net cash provided (used) by financing activities                29,319            (701)
                                                                ------------    ------------

Effect of exchange rate changes on cash                                 (155)           (182)
                                                                ------------    ------------
Net decrease in cash and cash equivalents                             (2,017)             (5)
Cash and cash equivalents, beginning of period                         3,017           3,050
                                                                ------------    ------------
Cash and cash equivalents, end of period                        $      1,000    $      3,045
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

                                   July 15,         July 9,       December 31,
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


                                                                                     Three months ended   Six months ended
         (In Thousands Except Per Share Amounts)                                        July 9, 2005        July 9, 2005
                                                                                         (Restated)          (Restated)
         ----------------------------------------------------------------------------------------------------------------
         Net income, as reported                                                         $      2,431        $      3,669
         Less:  Total stock-based employee
         compensation cost determined under
         the fair value based method, net of
         income taxes                                                                            (279)               (558)
                                                                                         ------------        ------------

         Pro forma net income                                                            $      2,152        $      3,111
                                                                                         ============        ============
         Earnings per share
             Basic--as reported                                                          $       0.19        $       0.28
                                                                                         ============        ============
             Basic--pro forma                                                            $       0.16        $       0.24
                                                                                         ============        ============

             Diluted--as reported                                                        $       0.18        $       0.28
                                                                                         ============        ============
             Diluted--pro forma                                                          $       0.16        $       0.24
                                                                                         ============        ============


Note G - Segment Information
--------------------------------------------------------------------------------


                                                                     As of and for the Three Months
                                                                            Ended July 15, 2006
                                                 ------------------------------------------------------------------------
                                                   Sporting             Office
         In thousands                                Goods             Products              Corp.               Total
                                                                                          (Restated)          (Restated)
         ----------------------------------------------------------------------------------------------------------------
         Revenues from external customers        $     33,176        $     15,773        $         --        $     48,949
         Operating income (loss)                        2,397               2,120              (1,560)              2,957
         Net income (loss)                                731                 987                (530)              1,188
         Total assets                            $    101,517        $     47,589        $      9,917        $    159,023

                                                                      As of and for the Six Months
                                                                            Ended July 15, 2006
                                                 ------------------------------------------------------------------------
                                                   Sporting             Office
         In thousands                                Goods             Products              Corp.               Total
                                                                                          (Restated)          (Restated)
         ----------------------------------------------------------------------------------------------------------------
         Revenues from external customers        $     53,060        $     28,689        $         --        $     81,749
         Operating income (loss)                        2,922               4,534              (2,152)              5,304
         Net income (loss)                                781               2,571                (440)              2,912
         Total assets                            $    101,517        $     47,589        $      9,917        $    159,023



                                                                     As of and for the Three Months
                                                                            Ended July 9, 2005
                                                 ------------------------------------------------------------------------
                                                   Sporting             Office
         In thousands                                Goods             Products              Corp.               Total
                                                                                          (Restated)          (Restated)
         ----------------------------------------------------------------------------------------------------------------
         Revenues from external customers        $     28,569        $     18,982        $         --        $     47,551
         Operating income (loss)                        2,960               1,960              (1,021)              3,899
         Net income (loss)                              1,608               1,198                (375)              2,431
         Total assets                            $     64,992        $     48,716        $     11,838        $    125,546




                                                                      As of and for the Six Months
                                                                             Ended July 9, 2005
                                                 ------------------------------------------------------------------------
                                                   Sporting             Office
         In thousands                                Goods             Products              Corp.               Total
                                                                                          (Restated)          (Restated)
         ----------------------------------------------------------------------------------------------------------------
         Revenues from external customers        $     42,590        $     34,743        $         --        $     77,333
         Operating income (loss)                        3,003               4,089              (1,445)              5,647
         Net income (loss)                              1,497               2,539                (367)              3,669
         Total assets                            $     64,992        $     48,716        $     11,838        $    125,546



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


Note I - Earnings Per Share
--------------------------------------------------------------------------------

The shares used in computation of the Company's basic and diluted earnings per common share are as follows:

                                                                                               Three Months Ended
                                                                                        ---------------------------------
         All amounts in thousands                                                       July 15, 2006        July 9, 2005
         ----------------------------------------------------------------------------------------------------------------
         Weighted average common shares outstanding                                            13,039              13,069
         Dilutive effect of stock options                                                          43                 176
                                                                                         ------------        ------------
         Weighted average common shares outstanding, assuming dilution                         13,082              13,245
                                                                                         ============        ============

                                                                                                 Six Months Ended
                                                                                        ---------------------------------
         All amounts in thousands                                                       July 15, 2006        July 9, 2005
         ----------------------------------------------------------------------------------------------------------------
         Weighted average common shares outstanding                                            13,013              13,064
         Dilutive effect of stock options                                                          41                 168
                                                                                         ------------        ------------
         Weighted average common shares outstanding, assuming dilution                         13,053              13,232
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

         (All amounts in thousands)                 Amount
                                                 ------------
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

         (All amounts in thousands)                 Amount
                                                 ------------
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
                                                 ============

The following table presents unaudited pro forma financial information as if the Carolina Archery acquisition described above had occurred at the beginning of the respective periods:


         (In Thousands Except Per Share Amounts)                                                Three months ended
                                                                                        ---------------------------------
                                                                                        July 15, 2006        July 9, 2005

                                                                                          (Restated)          (Restated)

         ----------------------------------------------------------------------------------------------------------------
         Net revenue:
               Net revenue excluding Carolina Archery Products acquisition               $     46,449        $     47,551
               Net revenue of Carolina Archery Products                                         3,113               2,700
               Consolidation adjustment                                                            --                  --
                                                                                         ------------        ------------
               Pro forma net revenues                                                    $     49,562        $     50,251
                                                                                         ============        ============


         Net income:
               Net income excluding Carolina Archery Products acquisition                $      1,188        $      2,431
               Net income of Carolina Archery Products                                          1,280                 600
               Consolidation adjustment                                                          (436)               (378)
                                                                                         ------------        ------------
               Pro forma net income                                                      $      2,032        $      2,653
                                                                                         ============        ============

         Basic earning per share:
               Excluding Carolina Archery Products acquisition                           $       0.09        $       0.19
               Carolina Archery Products                                                         0.10                0.05
               Consolidation adjustment                                                         (0.03)              (0.03)
                                                                                         ------------        ------------
               Pro forma basic earnings per share                                        $       0.16        $       0.21
                                                                                         ============        ============



         (In Thousands Except Per Share Amounts)                                                 Six months ended
                                                                                        ---------------------------------
                                                                                        July 15, 2006        July 9, 2005

                                                                                          (Restated)          (Restated)

         ----------------------------------------------------------------------------------------------------------------
         Net revenue:
               Net revenue excluding Carolina Archery Products acquisition               $     79,249        $     77,333
               Net revenue of Carolina Archery Products                                         4,952               4,200
               Consolidation adjustment                                                            --                  --
                                                                                         ------------        ------------
               Pro forma net revenues                                                    $     84,201        $     81,533
                                                                                         ============        ============


         Net income:
               Net income excluding Carolina Archery Products acquisition                $      2,525        $      3,669
               Net income of Carolina Archery Products                                          1,758                 840
               Consolidation adjustment                                                          (694)               (588)
                                                                                         ------------        ------------
               Pro forma net income                                                      $      3,589        $      3,921
                                                                                         ============        ============

         Basic earning per share:
               Excluding Carolina Archery Products acquisition                           $       0.19        $       0.28
               Carolina Archery Products                                                         0.14                0.06
               Consolidation adjustment                                                         (0.05)              (0.05)
                                                                                         ------------        ------------
               Pro forma basic earnings per share                                        $       0.28        $       0.29
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


                                        Balance at                                   Balance at
         (All amounts in thousands)      March 25,      Non-Cash         Cash         July 15,
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


Note M - Restatement of Financial Statements
--------------------------------------------------------------------------------


The consolidated financial statements for the three months and six months ended July 15, 2006 and July 9, 2005 and for the year ended December 31, 2005, have been restated. On February 13, 2007, the Audit Committee of the Company's Board of Directors, upon the recommendation of management and in consultation with the Company's registered public accounting firm, decided to restate these financial statements to correct the overstatements of the provision for income taxes and employee benefit costs.

The following tables set forth the effects of the restatement on the Company's previously reported statements of income for the three months and six months ended July 15, 2006 and July 9, 2005:

(Amounts in thousands, except per share amounts)           Three Months ended July 15, 2006
                                                      ------------------------------------------
                                                      As Previously                      As
                                                        Reported      Adjustments     Restated
------------------------------------------------------------------------------------------------
Provision for income taxes                                     925           (156)           769
Net income                                                   1,032            156          1,188
Basic earnings per share                              $       0.08   $       0.01   $       0.09
Diluted earnings per share                            $       0.08   $       0.01   $       0.09





(Amounts in thousands, except per share amounts)            hree Months ended July 9, 2005
                                                      ------------------------------------------
                                                      As Previously                      As
                                                        Reported      Adjustments     Restated
------------------------------------------------------------------------------------------------
Provision for income taxes                                   1,312           (176)         1,136
Net income                                                   2,255            176          2,431
Basic earnings per share                              $       0.17   $       0.02   $       0.19
Diluted earnings per share                            $       0.17   $       0.01   $       0.18




(Amounts in thousands, except per share amounts)             Six Months ended July 15 2006
                                                      ------------------------------------------
                                                      As Previously                      As
                                                        Reported      Adjustments     Restated
------------------------------------------------------------------------------------------------
Provision for income taxes                                   1,589           (516)         1,073
Net income                                                   2,396            516          2,912
Basic earnings per share                              $       0.18   $       0.04   $       0.22
Diluted earnings per share                            $       0.18   $       0.04   $       0.22




(Amounts in thousands, except per share amounts)             Six Months ended July 9, 2005
                                                      ------------------------------------------
                                                      As Previously                      As
                                                        Reported      Adjustments     Restated
------------------------------------------------------------------------------------------------
Provision for income taxes                                   1,865           (260)         1,605
Net income                                                   3,409            260          3,669
Basic earnings per share                              $       0.26   $       0.02   $       0.28
Diluted earnings per share                            $       0.26   $       0.02   $       0.28



The following tables set forth the effect of the restatement on the consolidated balance sheet as of July 15, 2006 and July 9, 2005:

(Amounts in thousands)                                             As of July 15, 2006
                                                      ------------------------------------------
                                                      As Previously                      As
                                                        Reported      Adjustments     Restated
------------------------------------------------------------------------------------------------
Deferred income tax benefit                                  1,780           (436)         1,344
Income tax receivable                                           --          2,592          2,592
Total current assets                                        81,100          2,156         83,256
Total Assets                                               156,867          2,156        159,023
Accrued Liabilities                                         21,277           (700)        20,577
Income tax payable                                            (310)           310             --
Total current liabilities                                   47,688           (390)        47,298
Total liabilities                                           81,221           (390)        80,831
Retained earnings                                           60,655          2,546         63,201
Total stockholder's equity                                  75,646          2,546         78,192


(Amounts in thousands)                                              As of July 9, 2005
                                                      ------------------------------------------
                                                      As Previously                      As
                                                        Reported      Adjustments     Restated
------------------------------------------------------------------------------------------------
Deferred income tax benefit                                  2,132           (434)         1,698
Income tax receivable                                           --            638            638
Total current assets                                        78,135            204         78,339
Total Assets                                               125,342            204        125,546
Accrued Liabilities                                         17,815           (657)        17,158
Income tax payable                                             454           (454)            --
Total current liabilities                                   29,195         (1,111)        28,084
Total liabilities                                           57,519         (1,111)        56,408
Retained earnings                                           53,529          1,315         54,844
Total stockholder's equity                                  67,823          1,315         69,138

The restatement had no effect on net cash provided by operating activities for the six months ended July 15, 2006 and July 9, 2005. The following tables set forth the effect on the individual line items within operating activities in the consolidated statement of cash flows for the six months ended July 15, 2006 and July 9, 2005:

(Amounts in thousands)                                    For the quarter ended July 15, 2006
                                                      ------------------------------------------
                                                      As Previously                      As
                                                        Reported      Adjustments     Restated
------------------------------------------------------------------------------------------------
Net Income                                                   2,396            516          2,912
Adjustments necessary to
      reconcile net income to net
      cash provided by operating
      activities                                            (6,184)          (516)        (6,700)





(Amounts in thousands)                                    For the quarter ended July 9, 2005
                                                      ------------------------------------------
                                                      As Previously                      As
                                                        Reported      Adjustments     Restated
------------------------------------------------------------------------------------------------
Net Income                                                   3,409            260          3,669
Adjustments necessary to
      reconcile net income to net
      cash provided by operating
      activities                                            (1,139)          (260)        (1,399)

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

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

                                                                         Three Months ended            Six Months ended
                                                                     ---------------------------------------------------------
                                                                       July 15,        July 9,       July 15,       July 9,
                                                                         2006            2005          2006           2005
         ---------------------------------------------------------------------------------------------------------------------
         Net Revenue                                                        100.0%         100.0%         100.0%         100.0%
         Cost of products sold                                               68.7%          68.0%          68.1%          68.8%
                                                                     ------------   ------------   ------------   ------------
         Gross Margin                                                        31.3%          32.0%          31.9%          31.2%
         Selling, administrative and general expenses
                                                                             25.3%          23.8%          25.4%          23.9%
                                                                     ------------   ------------   ------------   ------------
         Operating Income                                                     6.0%           8.2%           6.5%           7.3%

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

Provision for Income Taxes


The effective tax rate for the second quarter (39.3%) is significantly higher than the rate achieved in the same quarter last year (31.8%) due to lower foreign earnings. Management believes that the tax rate achieved for the first six months of 2006 is indicative of the overall rate that will be achieved in fiscal 2006.


Financial Condition and Liquidity

The following schedule summarizes the Company's total debt:


                                                   July 15,            July 9,           December 31,
                                                     2006                2005                2005
         In thousands                             (Restated)          (Restated)          (Restated)
         --------------------------------------------------------------------------------------------
         Notes payable short-term                $     19,033        $      1,658        $         --
         Current portion long-term debt                    --                 946               1,066
         Long term debt                                32,530              27,030              18,487
                                                 ------------        ------------        ------------
         Total debt                              $     51,563        $     29,634        $     19,553
                                                 ============        ============        ============
        Total debt as a percentage of
           stockholder's equity                          65.9%               42.9%               25.5%

Total debt at July 15, 2006 increased $32.0 million from the balance at December 31, 2005 primarily as result of the three acquisitions completed during the first six months of fiscal 2006; the total cost of which was $28.7 million. In addition the Company paid an annual dividend in March 2006 that totaled $2.6 million.

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


The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in Note K to our financial statements, the Company's Chief Executive Officer and Chief Financial Officer reevaluated the Company's disclosure controls and procedures and concluded that such controls and procedures were not effective as of July 15, 2006 because of a material weakness in internal control over financial reporting relating to errors in calculating the provision for income taxes.


Changes in Internal Control Over Financial Reporting


Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2006.

There have been no changes to the Company's internal control over financial reporting that occurred since the beginning of the Company's second quarter of 2006 through July 15, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

Item 1.  Not Required.

Item 2. (c) ISSUER PURCHASES OF EQUITY SECURITIES

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                               (d) Maximum
                                                                                                                 Number (or
                                                                                       (c) Total                 Approximate
                                                                                       Number of                   Dollar
                                                                                       Shares (or                Value) of
                                                                                         Units)                  Shares (or
                                                                                      Purchased as               Units) that
                                        (a) Total                                        Part of                 May Yet Be
                                        Number of              (b) Average              Publicly                 Purchased
                                        Shares (or              Price Paid              Announced                Under the
                                          Units)                per Share               Plans or                 Plans or
Period                                  Purchased               (or Unit)               Programs                 Programs
-----------------------------------------------------------------------------------------------------------------------------
Shares purchases prior
  to 03/25/2006 under
  the current
  repurchase program.                       449,964                  $9.38                  449,964              $ 3,000,000
-----------------------------------------------------------------------------------------------------------------------------

Second quarter purchases:
-----------------------------------------------------------------------------------------------------------------------------
03/26/2006 - 04/22/2006                        None                   None                     None                     None
-----------------------------------------------------------------------------------------------------------------------------
04/23/2006 - 05/20/2006                      26,688                 $10.59                   26,688                2,717,368
-----------------------------------------------------------------------------------------------------------------------------
05/21/2006 - 06/17/2006                       5,786                 $10.81                    5,786                2,654,811
-----------------------------------------------------------------------------------------------------------------------------
06/18/2006 - 07/15/2006                        None                   None                     None                     None
-----------------------------------------------------------------------------------------------------------------------------
Total share purchases
  under the current
  program                                   482,418                  $9.46                  482,438              $ 2,654,811
-----------------------------------------------------------------------------------------------------------------------------

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

Shareholders elected the proposed directors by the following vote totals:

                                                      For            Withheld
                                               ---------------------------------
         Robert E. Griffin                         11,480,153         401,643
         Blaine E. Matthews, Jr                    11,764,011         105,785
         Edward E. (Ned) Williams                  11,789,986          79,810
         Richard D. White                          11,856,092          13,704
         George Savitsky                           11,804,586          65,210
         Richard F. Baalmann, Jr                   11,856,092          13,704

The shareholders approved the proposal to make a special grant of 2,000 stock options to each of the five independent directors. There were 8,737,646 shares voted in favor of the proposal and 146,471 shares voted against the proposal. There were 2,995,211 Broker Non-votes.

Item 5.  Not Required.

Item 6.  Exhibits

         (a)     Exhibits

                  Number     Description

                  31.1 Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.
                  31.2 Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.
                  32.1       Chief Executive Officer Section 1350 Certification.
                  32.2       Chief Financial Officer Section 1350 Certification.
                  10.1 Agreement dated April 19, 2006 by and between Charles William Reed and Escalade, Incorporated (Management Contract) (a) Sixth Amendment to Amended and Restated Credit Agreement effective October 24, 2001 by and between Escalade,
                  10.2 Incorporated and JPMorgan Chase Bank, NA. The effective date of the Amendment was May 19, 2006.
                             (b) Seventh Amendment to Amended and Restated Credit Agreement effective October 24, 2001 by and between Escalade,

                  10.3 Incorporated and JPMorgan Chase Bank, NA. The effective date of the Amendment was July 1, 2006.
                             (c)
                  10.4 Promissory Note between Escalade, Incorporated and JPMorgan Chase Bank, NA. Dated July 1, 2006. (c) Second Amendment to Credit Agreement dated September 5, 2003 by and between Indian-Martin, Inc. and JPMorgan Chase
                  10.5 Bank, NA. The effective date of the Amendment was July 1, 2006. (c)
                  10.6 Promissory Note between Indian-Martin, Inc. and JPMorgan Chase Bank, NA. Dated July 1, 2006. (c)


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


                                      ESCALADE, INCORPORATED


Date:   March 9, 2007                 /s/ DANIEL A. MESSMER
        --------------                ------------------------------------------
                                      Daniel A. Messmer
                                      President and Chief Executive Officer


Date:   March 9, 2007                 /s/ TERRY D. FRANDSEN
        --------------                ------------------------------------------
                                      Terry D. Frandsen
                                      Vice President and Chief Financial Officer