Form 10-Q/A
period 2006-10-07
ESCALADE INC
filed 2007-03-14
CIK 33488

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24 ,2006
Common, no par value	13,026,275

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to the Annual Report on Form 10-Q for the three months and nine months ended October 7, 2006, filed with the Securities and Exchange Commission (SEC) on October 27, 2006 is being filed to restate the consolidated financial statements and other financial information for the nine months ended October 7, 2006 and three months and nine months ended October 1, 2005 to give effect to adjustments resulting from the identification of errors related to the overstatement of the provision for income taxes and employee benefit costs. On February 13, 2007, the Audit Committee of the Board of Directors of Escalade, Incorporated (“Escalade”), upon the recommendation of Escalade’s management and in conjunction with Escalade’s independent registered public accounting firm, BKD, LLP, determined that the errors identified were material to the financial statements for the nine months ended October 7, 2006 and three months and nine months ended October 1, 2005 and that, as a result, the previously issued financial statements for those periods should no longer be relied on. A new footnote (Note M) has been added to the restated consolidated financial statements to discuss the restatement effects. This Form 10-Q/A (Amendment No.1) amends and restates Items 1 and 4 along with Notes F, G, and J of the October 27, 2006 filing. Only the adjustments described herein and no other material information in our October 27, 2006 filing is amended hereby. Except for the foregoing amended information, this Form 10-Q/A does not reflect events occurring after October 27, 2006, nor does it modify or update those disclosures, except as discussed above or in Note K to the Consolidated Financial Statements. Escalade will also amend the first and second quarter 10-Q filings of 2006 for the same errors.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(All amounts in thousands except share information)

	October 7, 2006	October 1, 2005	December 31, 2005
	(Unaudited) (Restated)	(Unaudited) (Restated)	(Audited) (Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$339	$3,028	$3,017
Receivables, less allowance of $2,391; $2,449; and $1,544; respectively	49,517	50,682	31,744
Inventories	40,426	37,443	33,049
Prepaid expenses	2,409	1,479	1,559
Deferred income tax benefit	1,287	1,489	1,382
Income tax receivable	684	987	—

TOTAL CURRENT ASSETS	94,662	95,108	70,751

Property, plant and equipment, net	20,290	18,245	20,307
Intangible assets	20,895	6,866	6,634
Goodwill	24,708	17,234	17,157
Investments	7,790	6,120	7,786
Interest rate swap	273	60	181
Other assets	2,029	2,432	2,044

	$170,647	$146,065	$124,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$24,534	$10,590	$—
Current portion of long-term debt	—	—	1,066
Trade accounts payable	10,071	10,835	3,518
Accrued liabilities	24,940	23,588	23,728
Income tax payable	—	—	89

TOTAL CURRENT LIABILITIES	59,545	45,013	28,401

Other Liabilities:
Long-term debt	28,020	25,338	18,487
Deferred compensation	1,025	1,320	1,349

	88,590	71,671	48,237

Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,029,769; 13,010,733; and 12,946,869; respectively	13,030	13,011	12,947
Retained earnings	66,530	60,054	62,726
Accumulated other comprehensive income	2,497	1,329	950

	82,057	74,394	76,623

	$170,647	$146,065	$124,860

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(All amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 7, 2006	October 1, 2005	October 7, 2006	October 1, 2005
		(Restated)	(Restated)	(Restated)
Net sales	$65,583	$63,557	$147,332	$140,890
Costs, expenses and other income:
Cost of products sold	49,023	46,148	104,684	99,355
Selling, general and administrative expenses	10,650	8,935	31,434	27,414

Operating income	5,910	8,474	11,214	14,121
Interest expense, net	(862)	(345)	(1,926)	(1,125)
Other income (expense)	(310)	225	(565)	632

Income before income taxes	4,738	8,354	8,723	13,628
Provision for income taxes	1,746	2,490	2,819	4,095

Net income	$2,992	$5,864	$5,904	$9,533

Per Share Data:
Basic earnings per share	$0.23	$0.45	$0.45	$0.73
Diluted earnings per share	$0.23	$0.44	$0.45	$0.72
Cash dividend paid	—	—	$0.20	$0.15

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Net income	$2,992	$5,864	$5,904	$9,533
Unrealized gain (loss) on securities, net of tax of $(111), $20, $(36) and $18, respectively	168	(31)	55	(27)
Foreign currency translation adjustment, net of tax of $(261), $(20), $(945) and $2,301, respectively	395	30	1,432	(3,486)
Unrealized gain on interest rate swap agreement, net of tax of $21, $(65), $(40) and $(191), respectively	(32)	99	60	290

Comprehensive income	$3,523	$5,962	$7,451	$6,310

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(All amounts in thousands)

	Nine Months Ended
	October 7, 2006	October 1, 2005
	(Restated)	(Restated)
Operating Activities:
Net income	$5,904	$9,533
Depreciation and amortization	4,553	3,651
Adjustments necessary to reconcile net income to net cash provided by operating activities	(13,083)	(10,446)

Net cash provided (used) by operating activities	(2,626)	2,738

Investing Activities:
Purchase of property and equipment	(1,903)	(5,166)
Proceeds from asset disposition	—	68
Acquisition of assets	(28,619)	(3,213)

Net cash used by investing activities	(30,522)	(8,311)

Financing Activities:
Net increase in notes payable	32,898	8,780
Proceeds from exercise of stock options	1,288	308
Director fees paid by issuing stock	141	95
Purchase of common stock	(1,376)	(1,391)
Dividends paid	(2,604)	(1,961)

Net cash provided by financing activities	30,347	5,831

Effect of exchange rate changes on cash	123	(280)

Net decrease in cash and cash equivalents	(2,678)	(22)
Cash and cash equivalents, beginning of period	3,017	3,050

Cash and cash equivalents, end of period	$339	$3,028

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation

The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2005 filed with the Securities and Exchange Commission.

Note B – Seasonal Aspects

The results of operations for the three month and nine month periods ended October 7, 2006 and October 1, 2005 are not necessarily indicative of the results to be expected for the full year.

Note C – Inventories

	October 7, 2006	October 1, 2005	December 31, 2005
	(All amounts in thousands)
Raw materials	$9,173	$7,076	$7,128
Work in progress	7,008	8,090	5,358
Finished goods	24,245	22,277	20,563

	$40,426	$37,443	$33,049

Note D – Notes Payable

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

On June 30, 2006, the Company’s wholly owned subsidiary, Indian-Martin, Inc., executed a second amendment to its revolving term agreement that extended the maturity due date to June 30, 2008. All other terms of the agreement were unchanged. As of October 7, 2006 the outstanding balance on this line was $24.5 million.

On June 1, 2006, the Company executed a sixth amendment to the revolving term agreement that maintained the current available borrowing limit at $31 million and delayed the annual reduction of $7 million until May 19, 2007. All other terms of the agreement were unchanged. As of October 7, 2006 the outstanding balance on this line was $23.4 million.

Note E – Income Taxes

The provision for income taxes was computed based on financial statement income.

Note F – Employee Stock Option Plan

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

	Three months ended October 1, 2005	Nine months ended October 1, 2005
	(Restated)	(Restated)
	(In Thousands Except Per Share Amounts)
Net income, as reported	$5,864	$9,533
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(279)	(837)

Pro forma net income	$5,585	$8,696

Earnings per share
Basic—as reported	$0.45	$0.73

Basic—pro forma	$0.43	$0.67

Diluted—as reported	$0.44	$0.72

Diluted—pro forma	$0.42	$0.66

Note G – Segment Information

	For the Three Months Ended October 7, 2006
	Sporting Goods	Office Products	Corp.	Total
	In thousands
Revenues from external customers	$51,967	$13,616	$—	$65,583
Operating income (loss)	5,094	1,800	(984)	5,910
Net income	2,051	854	87	2,992

	As of and for the Nine Months Ended October 7, 2006
	Sporting Goods	Office Products	Corp. (Restated)	Total (Restated)
	In thousands
Revenues from external customers	$105,027	$42,305	$—	$147,332
Operating income (loss)	8,017	6,334	(3,136)	11,214
Net income (loss)	2,964	3,425	(485)	5,904
Total assets	$112,815	$46,534	$11,298	$170,647

	For the Three Months Ended October 1, 2005
	Sporting Goods	Office Products	Corp. (Restated)	Total (Restated)
	In thousands
Revenues from external customers	$49,736	$13,821	$—	$63,557
Operating income (loss)	7,114	1,528	(168)	8,474
Net income	4,249	786	829	5,864

	As of and for the Nine Months Ended October 1, 2005
	Sporting Goods	Office Products	Corp. (Restated)	Total (Restated)
	In thousands
Revenues from external customers	$92,326	$48,564	$—	$140,890
Operating income (loss)	10,117	5,617	(1,612)	14,121
Net income (loss)	5,747	3,325	461	9,533
Total assets	$88,702	$44,489	$12,874	$146,065

Note H – Dividend Payment

On March 24, 2006, the Company paid a dividend of $0.20 per common share to all shareholders of record on March 17, 2006. The total amount of the dividend was $2.6 million and was charged against retained earnings.

Note I - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
	October 7, 2006	October 1, 2005
	All amounts in thousands
Weighted average common shares outstanding	13,026	13,055
Dilutive effect of stock options	30	153

Weighted average common shares outstanding, assuming dilution	13,056	13,208

	Nine Months Ended
	October 7, 2006	October 1, 2005
	All amounts in thousands
Weighted average common shares outstanding	13,007	13,065
Dilutive effect of stock options	33	165

Weighted average common shares outstanding, assuming dilution	13,040	13,230

Stock options that are anti-dilutive as to earnings per share are ignored in the computation of dilutive earnings per share. The number of employee stock options that were anti-dilutive in 2006 and 2005 was 613,800 and 167,800, respectively.

Note J - Acquisitions

In February 2006, the Company purchased substantially all of the assets of Family Industries, Inc., which manufactures and sells premium quality residential playground systems made from stained redwood under the WoodPlay brand. Combined with the acquisition of the ChildLife product line in the first quarter of fiscal 2005, this acquisition greatly enhances the breadth of the product offering and expands the Company’s potential customer base. Playground systems will continue to be sold under both the Woodplay and ChildLife brand names, primarily through specialty dealers. The operating results from this acquisition have been included in the Sporting Goods business segment results since the date of acquisition. The total price paid, which was paid in cash using the Company’s revolving credit lines, exceeded the estimated fair market value of the net assets acquired resulting in $4.8 million in Goodwill. The Goodwill recorded will be deductible for income tax purposes. The estimated fair market value of the assets acquired and liabilities assumed as of the date of acquisition are as follows:

Amount
(All amounts in thousands)
Current assets	$2,865
Property, plant & equipment	50
Other assets	112
Goodwill	4,767

Total assets acquired	7,794
Current liabilities	(654)

Net assets acquired	$7,140

In April 2006, the Company acquired all of the outstanding stock of Desmar Seguridad Y Archivo, S.L. (“Desmar”), a distributor of office products located in Barcelona, Spain. The Company acquired Desmar to solidify its presence in Spain. The operating results from this acquisition have been included in the Office Products business segment results since the acquisition date and the Company intends to operate this acquisition as a wholly owned distributor from its existing location. The total purchase price of EUR 1.9 million ($2.4 million) was paid in cash and financed through the Company’s current Euro debt facilities. The purchase price exceeded the estimated fair market value of the assets acquired resulting in Goodwill of $2.2 million. The Goodwill recorded will not be deductible for income tax purposes. The estimated fair market value of the assets acquired and liabilities assumed as the date of acquisition are as follows:

Amount
(All amounts in thousands)
Current assets	$1,383
Property, plant & equipment	177
Other assets	493
Goodwill	2,238

Total assets acquired	4,291
Current liabilities	(1,913)

Net assets acquired	$2,378

In May 2006, the Company acquired substantially all of the assets of Carolina Archery Products which manufactures and distributes archery accessories. This acquisition expands the Company’s product offerings in archery accessories and provides the Company with valuable technology rights that will be used to enhance its competitive position in the market place. The operating results from this acquisition have been included in the Sporting Goods business segment results since the date of acquisition. The total purchase price of $18.9 million was paid in cash and financed through the Company’s current debt facilities. The estimated fair market value of the assets acquired and liabilities assumed as the date of acquisition are as follows:

Amount
(All amounts in thousands)
Current assets	$3,358
Property, plant & equipment	67
Patent & other intangibles	15,447

Net assets acquired	$18,872

The following table presents unaudited pro forma financial information as if the Carolina Archery acquisition described above had occurred at the beginning of the respective periods:

	Three months ended
	October 7, 2006	October 1, 2005
		(Restated)
	(In Thousands Except Per Share Amounts)
Net revenue:
Net revenue excluding Carolina Archery Products acquisition	$61,718	$63,557
Net revenue of Carolina Archery Products	3,865	3,500
Consolidation adjustment	—	—

Pro forma net revenues	$65,583	$67,057

Net income:
Net income excluding Carolina Archery Products acquisition	$2,795	$5,864
Net income of Carolina Archery Products	543	1,216
Consolidation adjustment	(346)	(490)

Pro forma net income	$2,992	$6,590

Basic earning per share:
Excluding Carolina Archery Products acquisition	$0.21	$0.45
Carolina Archery Products	0.04	0.09
Consolidation adjustment	(0.02)	(0.04)

Pro forma basic earnings per share	$0.23	$0.50

	Nine months ended
	October 7, 2006	October 1, 2005
	(Restated)	(Restated)
	(In Thousands Except Per Share Amounts)
Net revenue:
Net revenue excluding Carolina Archery Products acquisition	$140,800	$140,890
Net revenue of Carolina Archery Products	8,984	7,700
Consolidation adjustment	—	—

Pro forma net revenues	$149,784	$148,590

Net income:
Net income excluding Carolina Archery Products acquisition	$5,397	$9,533
Net income of Carolina Archery Products	2,114	2,112
Consolidation adjustment	(805)	(1,078)

Pro forma net income	$6,706	$10,567

Basic earning per share:
Excluding Carolina Archery Products acquisition	$0.41	$0.73
Carolina Archery Products	0.16	0.16
Consolidation adjustment	(0.06)	(0.08)

Pro forma basic earnings per share	$0.51	$0.81

The consolidation adjustment in the above tables reflects the amortization of patents and other intangible assets over the expected economic lives.

Note K – Restructuring Costs

In 2004 the Company initiated a facility consolidation plan and involuntary employee terminations in the Office Products segment in order to reduce costs and increase the competitiveness of the Company. Under these plans no additional costs were incurred during the quarter ended October 7, 2006. Liabilities under these plans are as follows:

	Balance at July 15, 2006	Non-Cash Charges	Cash Payments	Balance at October 7, 2006
	(All amounts in thousands)
Severance and benefit costs	$148	$—	$—	$148
Facility closure costs	—	—	—	—

	$148	$—	$—	$148

Note L – Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 financial statement presentation.

Note M – Restatement of Financial Statements

The consolidated financial statements for the nine months ended October 7, 2006 and the three months and nine months ended October 1, 2005 and for the year ended December 31, 2005, have been restated. On February 13, 2007, the Audit Committee of the Company’s Board of Directors, upon the recommendation of management and in consultation with the Company’s registered public accounting firm, decided to restate these financial statements to correct the overstatements of the provision for income taxes and employee benefit costs.

The following tables set forth the effects of the restatement on the Company’s previously reported statements of income for the nine months ended October 7, 2006 and three months and nine months ended October 1, 2005:

	Three Months ended October 1, 2005
	As Previously Reported	Adjustments	As Restated
	(Amounts in thousands, except per share amounts)
Provision for income taxes	2,902	(412)	2,490
Net income	5,452	412	5,864
Basic earnings per share	$0.42	$0.03	$0.45
Diluted earnings per share	$0.41	$0.04	$0.44

	Nine Months ended October 7, 2006
	As Previously Reported	Adjustments	As Restated
	(Amounts in thousands, except per share amounts)
Provision for income taxes	3,335	(516)	2,819
Net income	5,388	516	5,904
Basic earnings per share	$0.41	$0.04	$0.45
Diluted earnings per share	$0.41	$0.04	$0.45

	Nine Months ended October 1, 2005
	As Previously Reported	Adjustments	As Restated
	(Amounts in thousands, except per share amounts)
Provision for income taxes	4,767	(672)	4,095
Net income	8,861	672	9,533
Basic earnings per share	$0.68	$0.05	$0.73
Diluted earnings per share	$0.67	$0.05	$0.72

The following tables set forth the effect of the restatement on the consolidated balance sheet as of October 7, 2006 and October 1, 2005:

	As of October 7, 2006
	As Previously Reported	Adjustments	As Restated
	(Amounts in thousands)
Deferred income tax benefit	1,723	(436)	1,287
Income tax receivable	—	684	684
Total current assets	94,414	248	94,662
Total Assets	170,399	248	170,647
Accrued Liabilities	25,640	(700)	24,940
Income tax payable	—	—	—
Total current liabilities	61,843	(2,298)	59,545
Total liabilities	90,888	(2,298)	88,590
Retained earnings	63,984	2,546	66,530
Total stockholder’s equity	79,511	2,546	82,057

	As of October 1, 2005
	As Previously Reported	Adjustments	As Restated
	(Amounts in thousands)
Deferred income tax benefit	1,923	(434)	1,489
Income tax receivable	—	987	987
Total current assets	94,555	553	95,108
Total Assets	145,512	553	146,065
Accrued Liabilities	24,245	(657)	23,588
Income tax payable	517	(517)	—
Total current liabilities	46,187	(1,174)	45,013
Total liabilities	72,845	(1,174)	71,671
Retained earnings	58,327	1,727	60,054
Total stockholder’s equity	72,667	1,727	74,394

The restatement had no effect on net cash provided by operating activities for the nine months ended October 7, 2006 and October 1, 2005. The following tables set forth the effect on the individual line items within operating activities in the consolidated statement of cash flows for the nine months ended October 7, 2006 and October 1, 2005:

	Nine Months ended October 7, 2006
	As Previously Reported	Adjustments	As Restated
	(Amounts in thousands)
Net Income	5,388	516	5,904
Adjustments necessary to reconcile net income to net cash provided by operating activities:	(12,567)	(516)	(13,083)

	Nine Months ended October 1, 2005
	As Previously Reported	Adjustments	As Restated
	(Amounts in thousands)
Net Income	8,861	672	9,533
Adjustments necessary to reconcile net income to net cash provided by operating activities:	(9,774)	(672)	(10,446)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, the continuation and development of key customer and supplier relationships, Escalade’s ability to control costs, general economic conditions, fluctuation in operating results, changes in the securities market and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

Overview

Escalade, Incorporated (“Escalade” or “Company”) manufactures and distributes products for two industries: Sporting Goods and Office Products. Within these industries the Company has successfully built a commanding market presence in niche markets. This strategy is heavily dependent on brand recognition and excellent customer service. Management believes the key indicators in measuring the success of this strategy are revenue and earnings growth. A key strategic advantage is the Company’s established relationships with major customers that allow the Company to bring new products to the market in a cost effective manner while maintaining a diversified product line and wide customer base. In addition to strategic customer relations, the Company has over 75 years of manufacturing and import experience that enable it to be a low cost supplier.

Results of Operations

Net revenues for the three months and nine months ended October 7, 2006 increased 3.2% and 4.6%, respectively, over the same periods last year. However, operating income for the three months and nine months ended October 7, 2006 declined 30.2% and 20.6%, respectively, as a result of lower gross margins and higher selling, general and administrative expenses.

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

	Three Months ended		Nine Months ended
	October 7, 2006	October 1, 2005	October 7, 2006	October 1, 2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.7%	72.6%	71.1%	70.5%

Gross margin	25.3%	27.4%	28.9%	29.5%
Selling, administrative and general expenses	16.2%	14.1%	21.3%	19.5%

Operating income	9.1%	13.3%	7.6%	10.0%

Consolidated Revenue and Gross Margin

Sporting Goods sales, compared to the same periods last year, increased 4.5% and 13.8% for the three months and nine months ended October 7, 2006, respectively. Excluding revenues from product lines acquired during the first half of fiscal 2006, revenues for the three months and nine months ended October 7, 2006 declined 5.7% and 0.6%, respectively. This decline reflects a timing delay in when some of the Company’s largest mass market retailers accept stocking shipments for the holiday season. Assuming that holiday shopping results are in line with the expectations of the Company’s mass market retailers, Management is cautiously optimistic that fiscal 2006 sales to mass market retailers, including large sporting goods chain retailers, will be roughly equal to the volume achieved in fiscal 2005. To lessen the impact of revenue fluctuations in mass market retailers, Management continues to pursue a strategy designed to expand distribution into the specialty sporting goods retailers and dealers. Acquisitions in the first half of fiscal 2006 relating to archery accessories and residential playground systems directly support this strategy and have resulted in increased sales levels to this market segment of 34.8% and 18.0% for the three months and nine months ended October 7, 2006, respectively. Encouraged by success in the specialty retail and dealer market, Management believes total sporting goods revenues for fiscal 2006 will exceed the total achieved in fiscal 2005.

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

Provision for Income Taxes

The effective tax rate for the three months ended October 7, 2006 was significantly higher than the rates achieved in the same periods last year due to losses in the Company’s European operations where the Company does not receive a tax benefit. Management does not expect the overall effective tax rate to improve for the remainder of this year.

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

Financial Condition and Liquidity

The following schedule summarizes the Company’s total debt:

	October 7, 2006	October 1, 2005	December 31, 2005
In thousands	(Restated)	(Restated)	(Restated)
Notes payable short-term	$24,534	$10,590	$—
Current portion long-term debt	—	—	1,066
Long term debt	28,020	25,338	18,487

Total debt	$52,554	$35,928	$19,553

Total debt as a percentage of stockholder’s equity	64.0%	48.3%	25.5%

Approximately 85.5% of the increase in total debt as of October 7, 2006 is attributed to the acquisitions completed by the Company during the first half of fiscal 2006. The balance of the increase is related to the payment of a dividend, stock purchased under the Company’s stock buy-back plan, and funding operations.

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

The Company’s working capital requirements are primarily funded from operating cash flows and revolving credit agreements with its banks. The Company’s relationship with its primary lending bank remains strong and the Company has the same level of revolving credit that was available in 2005. Consequently, the Company believes it has sufficient credit to fund operations for the remainder of the year. The Company believes it can quickly reach agreement to increase available credit should the need arise.

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

A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company’s foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes would have resulted in a material impact on income before taxes for the nine months ended October 7, 2006.

A substantial portion of the Company’s debt is based on U.S. prime and LIBOR interest rates. In an effort to mitigate the risk of unfavorable interest rate fluctuations the Company entered an interest rate swap agreement. This agreement effectively converted a portion of its variable rate debt into fixed rate debt.

An adverse movement of equity market prices would have an impact on the Company’s long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At October 7, 2006 the aggregate fair value of long-term marketable equity securities was $2.6 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Escalade maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive

Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in Note K to our financial statements, the Company’s Chief Executive Officer and Chief Financial Officer reevaluated the Company’s disclosure controls and procedures and concluded that such controls and procedures were not effective as of October 7, 2006 because of a material weakness in internal control over financial reporting relating to errors in calculating the provision for income taxes.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2006.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2006 through October 7, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 and 1.A. Not Required.

Item 2. (c) ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 07/15/2006 under the current repurchase program.	482,418	$9.46	482,438	$2,654,811
Third quarter purchases:
07/16/2006–08/12/2006	None	None	None	No Change
08/13/2006–09/09/2006	None	None	None	No Change
09/10/2006–10/07/2006	None	None	None	No Change
Total share purchases under the current program	482,418	$9.46	482,438	$2,654,811

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
Terry D. Frandsen Vice President and Chief Financial Officer