Form 10-K
period 2006-12-31
ESCALADE INC
filed 2007-03-15
CIK 33488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the Fiscal Year Ended December 30, 2006
                                       Or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

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

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes [ ] No [X]

Aggregate market value of common stock held by nonaffiliates of the registrant as of July 15, 2006 based on the closing sale price as reported on the NASDAQ National Market System: $101,200,812

The number of shares of Registrant's common stock (no par value) outstanding as of February 23, 2007: 13,039,568

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 27, 2007 are incorporated by reference into Part III of this Report.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                                Table of Contents

                                                                                                       Page
--------------------------------------------------------------------------------------------------------------
Part I
    Item 1.          Business                                                                             3
    Item 1A.         Risk Factors                                                                         6
    Item 1B.         Unresolved Staff Comments                                                            9
    Item 2.          Properties                                                                          10
    Item 3.          Legal Proceedings                                                                   10
    Item 4.          Submission of Matters to a Vote of Security Holders                                 10

Part II
    Item 5.          Market for the Registrant's Common Equity and Related
                          Stockholder Matters                                                            11
    Item 6.          Selected Financial Data                                                             14
    Item 7.          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                      14
    Item 7A.         Quantitative and Qualitative Disclosures About Market Risk                          20
    Item 8.          Financial Statements and Supplementary Data                                         21
    Item 9.          Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure                                                       21
    Item 9A.         Controls and Procedures                                                             21
    Item 9B.         Other Information                                                                   25

Part III
    Item 10.         Directors, Executive Officers and Corporate Governance                              25
    Item 11.         Executive Compensation                                                              25
   Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related
                          Stockholder Matters                                                            25
    Item 13.         Certain Relationships and Related Transactions                                      26
    Item 14.         Principal Accountant Fees and Services                                              26

Part IV
    Item 15.         Exhibits and Financial Statement Schedules                                          26

                                     Part I


ITEM 1--BUSINESS

General

Escalade, Incorporated ("Escalade" or "Company") operates in two business segments: sporting goods and office products. Escalade and its predecessors have more than 75 years of manufacturing and selling experience in these two industries.

The following table presents the percentages contributed to Escalade's net sales by each of its business segments:

                                         2006             2005            2004
--------------------------------------------------------------------------------

Sporting goods                             71%              66%             65%
Office/graphic arts                        29%              34%             35%
                                        -----            -----           -----
Total net sales                           100%             100%            100%
                                        =====            =====           =====

For additional segment information, see Note 15 - Operating Segment and Geographic Information in the consolidated financial statements.

Sporting Goods

Headquartered in Evansville, Indiana, Escalade Sports manufactures and distributes widely recognized brands in family game room and outdoor sporting goods products through traditional department stores, mass merchandise retailers, and sporting goods specific retailers. Escalade is the world's largest producer of table tennis tables and the world's largest unit producer of pool tables in the United States. Some of the Company's most recognized brands include:

Product Segment                            Brand Names
---------------                            -----------
 Table Tennis                              Ping-Pong(R), STIGA(R)
 Pool Tables and Accessories               Mizerak(TM), Murrey(R), Mosconi(TM), Black Widow(TM)
 Basketball Backboards and Goals           Goalrilla(TM), Goaliath(R), Silverback(TM)
 Game Tables (Hockey and Soccer)           Harvard Game(R), Rhino(TM), Murrey Game(TM)
 Archery                                   Fred Bear(R), Indian Archery(R), Jennings(R), Carolina Archery Products(R)
 Fitness                                   The STEP(R), USWeight(TM)
 Play Systems                              ChildLife(R), Woodplay(R)

The largest sporting goods customer is Sears Holdings Corporation ("Sears"), which accounted for 30%, 33% and 42% of total sporting goods revenues in 2006, 2005 and 2004, respectively. On a consolidated basis, Sears accounted for 19%, 22% and 27% of Escalade revenues in 2006, 2005 and 2004, respectively. Escalade Sports has been a preferred supplier of sporting goods products to Sears for more than 30 years, winning numerous awards for delivering outstanding products and service. Although the Company does not have long-term supplier contracts with Sears, the strong relationship with Sears supports the Company's belief that Sears will continue to be a significant customer.

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

Martin Yale manufactures and sources product in the United States, Germany and China. In addition to the sales offices located at manufacturing plants, Martin Yale also has offices in the United Kingdom, Spain and France. Products are sold throughout the world to office products retailers, wholesalers and catalog distributors. No single Martin Yale customer accounted for more than 10% of Office Product sales during 2006.

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

In order to meet customer needs, each operating segment conducts its own independent research and development efforts to design new products and enhance already existing products. On a consolidated basis, the Company incurred research and development costs of approximately $2.2 million, $2.0 million and $2.3 million in 2006, 2005 and 2004, respectively.

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

Escalade is the owner of several registered trademarks and brand names. In the sporting goods segment, the Company holds the Ping-Pong(R), Harvard(R), Accudart(R), Indian Archery(R) and Goaliath(R), registered trademarks and utilizes the Goalrilla(TM), Silverback(TM), Rhino Play(TM), U. S. Weight(TM), The Step(R), Murrey(R), Mosconi(R), and Mizerak(R) brand names. In the office/graphic arts segment, the Company owns the Premier(R) and Intimus(R) registered trademarks and utilizes the Martin Yale(TM), Master Products(TM), Mead Hatcher(TM), Taros(TM), and Paper Monster(TM) brand names.

Backlog and Seasonality

Sales are based primarily on standard purchase orders and in most cases orders are shipped within the same month received. Unshipped orders at the end of the fiscal year (backlog), were not material, and therefore not an indicator of future results. Consumer demand for sporting goods is extremely seasonal and driven by Christmas season demand. Over the past three years approximately 65% of sporting goods sales have come in the second half of the year. The Company expects sporting goods sales to continue to be seasonal in the future. Demand for Office Products has not been seasonal and is not expected to be so in the future.

Employees

The number of employees at December 30, 2006 and December 31, 2005 for each business segment were as follows:

                                                 2006         2005
            --------------------------------------------------------
            Sporting Goods
                 USA                                460          335
                Mexico                              169          207
                                             ----------   ----------
                                                    629          542
                                             ----------   ----------
            Office/Graphic Arts
                USA                                 117          120
                Europe                              136          137
                Asia                                  9            6
                                             ----------   ----------
                                                    262          263
                                             ----------   ----------
            Total                                   891          805
                                             ==========   ==========

The International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers AFL-CIO represent hourly rated employees at the Escalade Sports' Evansville, Indiana factory; approximately 131 employees at December 30, 2006. A 3-year labor contract was negotiated and renewed in April 2006; the new agreement expires on April 30, 2009. Management believes it has satisfactory relations with its employees.

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

SEC Reports

The Company's internet site (www.escaladeinc.com) makes available free of charge to all interested parties the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports, as well as all other reports and schedules filed electronically with the Securities and Exchange Commission (the "Commission"), as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission. Interested parties may also find reports, proxy and information statements and other information on issuers that file electronically with the Commission at the Commission's internet site (http://www.sec.gov).

ITEM 1A--RISK FACTORS

Failure to improve and maintain the quality of internal controls over financial reporting could materially and adversely affect the Company's ability to provide timely and accurate financial information about the Company, which could harm the Company's reputation and share price.

In connection with the preparation of the financial statements for the year ended December 30, 2006, Management identified a deficiency in the internal controls over financial reporting relating to the calculation of income tax provisions which rose to the level of a "material weakness." The errors resulted in an overstatement of income tax expense and an understatement of net income of $1.0 million and $0.4 million for the years ended December 31, 2005 and December 25, 2004, respectively and an increase of $0.7 million to the December 28, 2003 retained earnings balance. The financial statements for those fiscal years have been restated. Management cannot be certain that other deficiencies will not arise or be identified or that the Company will be able to correct and maintain adequate controls over financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm operating results or cause failure to meet reporting obligations in a timely and accurate manner. Ineffective internal controls over financial reporting could also cause investors to lose confidence in the Company's reported financial information, which could adversely affect the trading price of the Company's common stock.

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

Sears is our largest customer and accounted for 19%, 22% and 27% of our total consolidated revenues in 2006, 2005 and 2004, respectively. We have been a preferred supplier of sporting goods products to Sears for more than 30 years and we have won numerous awards from Sears for delivering outstanding products and services. However, we have never had a long-term supplier contract with Sears and do not expect to obtain any such contract in the future. In addition, Sears continues to reshape its product mix and positioning in the consumer market, and we have no control over decisions that could adversely affect our sales to Sears. We believe that sales to Sears will continue, but there can be no assurances that this will occur.

Our business is seasonal and our annual results are dependent on the success of our second half sales.

Our Sporting Goods business is seasonal in nature with the highest sales and operating income historically occurring during the third and fourth fiscal quarters due largely to the holiday selling season. In 2006 approximately 61% of our sporting goods sales have come in the second half of the year. Any decrease in our second half sales, whether because of a slow holiday selling season or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

We may pursue strategic acquisitions, which could have an adverse impact on our business.

We may from time to time acquire complementary companies or businesses. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and our management's attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, and operating procedures. If we fail to successfully integrate acquisitions, our business could suffer. In addition, the integration of any acquired business, and their financial results, into ours may adversely affect our operating results. We expect to do additional acquisitions in the future, but we currently do not have any agreements with respect to any such acquisitions.

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

We have operations in Mexico and Europe, and rely on Asian suppliers for various raw materials and products. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions. Our 2003 acquisition of Schleicher and Company, International AG in Germany and our business relationships in Asia have increased our exposure to these foreign operating risks, which could have an adverse impact on our international income and worldwide profitability.

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

Access to materials, parts and supplies is dependent upon close relationships with our suppliers and our ability to purchase products from our principal suppliers on competitive terms. We do not enter into long-term supply contracts with these suppliers, and we have no current plans to do so in the future. These suppliers are not required to sell to us and are free to change the prices and other terms at which they sell to us. Any deterioration or change in our relationships with, or in the financial condition of our significant suppliers, could have an adverse impact on our ability to procure materials and parts necessary to produce products for sale and distribution. If one of these suppliers terminated or significantly curtailed its relationship with us, or if one of these suppliers ceased operations, we would be forced to expand our relationship with other suppliers, seek out new relationships with other suppliers or risk a loss in market share due to diminished product offerings and availability. Any change in one or more of these suppliers' willingness or ability to continue to supply us with their products could have an adverse impact on our liquidity, financial position and results of operations.

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


ITEM 1B--UNRESOLVED STAFF COMMENTS

None.

ITEM 2--PROPERTIES

At December 30, 2006, the Company operated from the following locations:


                                          Square         Owned or
Location                                  Footage         Leased    Use
----------------------------------------------------------------------------------------------------------
Sporting Goods
--------------
       Evansville, Indiana, USA           359,000         Owned     Manufacturing and distribution; sales
                                                                    and marketing; administration
       Evansville, Indiana, USA           126,400         Leased    Warehousing
       Olney, Illinois, USA               108,500         Leased    Manufacturing and distribution
       Gainesville, Florida, USA          154,000         Owned     Manufacturing and distribution
       National City, California, USA      51,000         Leased    Warehousing and distribution
       Rosarito, Mexico                    66,500         Owned     Manufacturing and distribution
       Rosarito, Mexico                    82,500         Leased    Manufacturing
       Reynosa, Mexico                    126,800         Owned     Manufacturing and distribution
       Raleigh, N. Carolina, USA           69,800         Leased    Manufacturing and distribution
       Jacksonville, Florida, USA           2,000         Leased    Sales and marketing

Office Products
---------------
       Wabash, Indiana, USA               141,000         Owned     Manufacturing and distribution; sales
                                                                    and marketing; administration
       Sanford, N. Carolina, USA            4,100         Leased    Sales and marketing
       Markdorf, Germany                   70,300         Owned     Manufacturing and distribution; sales
                                                                    and marketing; administration
       Paris, France                       12,900         Leased    Distribution; sales and marketing
       Crawley, UK                          8,300         Leased    Sales and marketing
       Barcelona, Spain                     8,600         Leased    Distribution; sales and marketing

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

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     Part II


ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded under the symbol "ESCA" on the NASDAQ Global Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the NASDAQ Global Market (formerly the NASDAQ National Market):

Prices                                                  High              Low
--------------------------------------------------------------------------------
    2006
    Fourth quarter ended December 30, 2006             $10.98             $9.69
    Third quarter ended October 7, 2006                 11.68              9.83
    Second quarter ended July 15, 2006                  13.74             10.15
    First quarter ended March 25, 2006                  12.70             10.11
    2005
    Fourth quarter ended December 31, 2005             $13.45            $11.29
    Third quarter ended October 1, 2005                 15.18             12.67
    Second quarter ended July 9, 2005                   15.00             12.52
    First quarter ended March 19, 2005                  15.15             11.78

The closing market price on February 23, 2007 was $10.00 per share.

Depending on profitability and cash flows from operations, the Board of Directors anticipates issuing annual dividends and has done so for four consecutive years. Dividends issued/declared over the last three years are as follows:

         Record Date            Payment Date            Amount per Common Share
         -----------------------------------------------------------------------
         March 11, 2005         March 18, 2005                   $0.15
         March 17, 2006         March 21, 2006                   $0.20
         March 9, 2007          March 16, 2007                   $0.22


There were approximately 243 holders of record of the Company's Common Stock at February 23, 2007. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 1,085.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company's common stock with that of the cumulative total return on the NASDAQ US Stock Market Index and the NASDAQ Non-Financial Stocks Index for the five year period ended December 30, 2006. The following information is based on an investment of $100, on January 1, 2001, in the Company's common stock, the NASDAQ US Stock Market Index and the NASDAQ Non-Financial Stocks Index, with dividends reinvested.

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN



                               [GRAPHIC OMITTED]

                                           2001      2002       2003      2004      2005      2006
                                        --------------------------------------------------------------
Escalade Common Stock                       100       111        173       156       139       127
NASDAQ US Stock Index                       100        69        103       112       115       126
NASDAQ Non-Financial Stock Index            100        65        100       108       110       121

The above performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------------------------------------
                                                                       (c) Total      (d) Maximum
                                                                       Number of       Number (or
                                                                       Shares (or      Approximate
                                                                         Units)      Dollar Value) of
                                                                       Purchased       Shares (or
                              (a) Total                                as Part of    Units) that May
                              Number of                                Publicly          Yet Be
                              Share (or         (b) Average            Announced        Purchased
                               Units)          Price Paid per          Plans or      Under the Plans
Period                        Purchased        Share (or Unit)         Programs        or Programs
---------------------------------------------------------------------------------------------------------
Shares purchases prior to
    10/07/2006 under the
    current repurchase
    program.                    482,418            $9.46                482,438        $ 2,654,811
---------------------------------------------------------------------------------------------------------

Fourth quarter purchases:
---------------------------------------------------------------------------------------------------------
10/08/2006 - 11/04/2006            None            None                    None          No Change
---------------------------------------------------------------------------------------------------------
11/05/2006 - 12/02/2006            None            None                    None          No Change
---------------------------------------------------------------------------------------------------------
12/03/2006 - 12/30/2006            None            None                    None          No Change
---------------------------------------------------------------------------------------------------------

Total share purchases under
     the current program        482,418            $9.46                482,438        $ 2,654,811
---------------------------------------------------------------------------------------------------------

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In each of February 2005 and 2006, the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. The repurchase plan has no termination date and there have been no share repurchases that were not part of a publicly announced program.

ITEM 6--SELECTED FINANCIAL DATA
(In thousands, except per share data)

                                 December 30,   December 31,   December 25,   December 27,   December 28,
At and For Years Ended               2006           2005           2004           2003           2002
---------------------------------------------------------------------------------------------------------
Income Statement Data
    Net sales
      Sporting goods             $    136,733   $    120,996   $    141,644   $    134,750   $    122,628
      Office and graphic
          arts products                54,732         62,319         76,040         81,518         27,596
          Total net sales             191,465        183,315        217,684        216,268        150,224
    Net income                          8,495         12,916          8,180         14,850         11,138
    Weighted-average shares            13,011         13,055         12,980         12,968         12,972
Per Share Data
    Basic earnings per share     $       0.65   $       0.99   $       0.63   $       1.15   $       0.86
    Cash dividends               $       0.20   $       0.15   $       0.12             --             --
Balance Sheet Data
    Working capital                    33,125         42,350         36,852         24,657         27,041
    Total assets                      150,715        124,860        134,969        134,437         96,788
    Short-term bank debt               10,336          1,066         11,638         21,568         11,223
    Long-term bank debt                22,609         18,487         15,542         15,020         16,700
    Total stockholders' equity         85,715         76,623         71,034         61,283         45,875

Fiscal year 2006 was adversely impacted by the completion of a plan to rationalize certain products in the Office Products business. This event is more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal year 2005 was adversely impacted by lower sales to Sears, a major sporting goods customer, and the rationalization of certain products in the Office Products business. These events are more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal year 2004 was negatively impacted by restructuring charges and a goodwill impairment loss.


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

Overview

Escalade, Incorporated ("Escalade" or "Company") manufactures and distributes products for two industries: Sporting Goods and Office Products. Within these industries the Company has successfully built a market presence in niche markets. This strategy is heavily dependent on expanding the customer base, barriers to entry, brand recognition and excellent customer service. A key strategic advantage is the Company's established relationships with major customers that allow the Company to bring new products to the market in a cost effective manner while maintaining a diversified product line and wide customer base. In addition to strategic customer relations, the Company has over 75 years of manufacturing and import experience that enable it to be a low cost supplier.

Where the Company has a strong market position in mature product lines such as table tennis tables and basketball, the Company does not expect significant internal growth. However, in product lines such as paper shredders, wooden swing sets, archery and billiards, the Company is not among the market leaders and consequently anticipates internal growth potential. To enhance internal growth the Company has developed a strategy of acquiring companies or product lines that complement or expand the Company's product lines. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing company structure. Management believes that key indicators in measuring the success of this strategy are revenue growth, earnings growth and the expansion of channels of distribution. The following table sets forth the percentage growth in revenues and net income over the past three years:

                                                  2006        2005       2004
           --------------------------------------------------------------------

           Net revenue
                 Sporting Goods                   13.0%      -14.6%       5.1%
                 Office Products                 -12.2%      -18.0%      -6.7%
                 Total                             4.4%      -15.8%       0.7%

           Net Income                            -34.2%       57.9%     -44.9%


Results of Operations

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

                                                                   2006           2005           2004
           --------------------------------------------------------------------------------------------
           Net revenue                                            100.0%         100.0%         100.0%
           Cost of products sold                                   72.0%          69.7%          72.8%
                                                                 ------         ------         ------
           Gross margin                                            28.0%          30.3%          27.2%
           Selling, administrative and general expenses            20.8%          19.9%          18.3%
           Restructuring costs                                      0.0%          -0.3%           1.1%
           Goodwill impairment loss                                 0.0%           0.0%           0.6%
                                                                 ------         ------         ------
           Operating income                                         7.2%          10.7%           7.2%
                                                                 ======         ======         ======

Consolidated Revenue and Gross Margin

Consolidated net revenues for fiscal 2006 were up 4% over the prior year due to increased sales in the Sporting Goods segment which continues to expand distribution into the specialty retail and dealer market. However, gains in the Sporting Goods business segment were partially offset by declines in the Office Products business segment. The decline in the Office Products Segment reflects the continued rationalization of low margin products and a decline in sales of high security paper shredders.

Compared to fiscal 2005, the overall gross margin ratio declined in fiscal 2006 as a result of pricing pressures and high manufacturing variances in the Sporting Goods business segment. As expansion continues into the Specialty Retail and Dealer market, the gross margin ratio in Sporting Goods is expected to improve. The gross margin ratio in the Office Products business segment increased slightly during fiscal 2006 over the ratios achieved in fiscal 2005 as a direct result of rationalizing low margin products.

Consolidated Selling, General and Administrative Expenses

Total selling, general and administrative expenses ("SG&A") were up in 2006 compared to 2005, but roughly equal to the amount recorded in 2004. Approximately half of the increase experienced in fiscal 2006 came from the Sporting Goods business segment and included relocation costs associated with the new manufacturing plant in Reynosa, Mexico and higher selling costs associated with expansion into the specialty and dealer markets. The remainder of the increase in SG&A came from increased corporate costs in the form of stock option expense and costs associated with the recent change in senior management.

Provision for Income Taxes

The effective income tax rate declined from 41.3% and 32.9% in fiscal 2004 and fiscal 2005, respectively, to 25.9% in fiscal 2006 primarily due to favorable tax rates on profits derived from foreign operations. The Company does not expect further declines in the effective tax rate. Instead the Company expects the future effective tax rate to be higher than the rate achieved in fiscal 2006 but lower than the rate achieved in fiscal 2005.

Sporting Goods

Net sales, operating income, and net income for the Sporting Goods business segment for the three years ended December 30, 2006 were as follows:

           In Thousands                         2006          2005         2004
           ---------------------------------------------------------------------

           Net Sales                        $136,733      $120,996     $141,644
           Operating income                    9,551        13,283       17,926
           Net income                          3,562         7,386       10,747

Net sales for fiscal 2006 increased 13% over fiscal 2005, but remain slightly less than the level achieved in fiscal 2004. Substantially all of the increase in the current year came from acquisitions completed during the first half of fiscal 2006. These acquisitions are a key component in the Company's strategy to diversify and expand both its product offering as well as its customer base. Both the Woodplay (residential playground systems) and Carolina Archery Products (archery accessories) acquisitions involve products that are sold through specialty stores and dealers. As a direct result of these acquisitions, sales into the specialty and dealer channel increased 65% in fiscal 2006 over 2005. Without further acquisitions, the Company expects modest growth in the specialty and dealer channel in 2007. Sales to mass-market retail customers, including Sears, were relatively unchanged from the prior year. The Company continues to enjoy strong relationships with its mass-market retail customers, but because of changes in the market place, sales to these customers may be less in 2007 than achieved in 2006. Year-end inventories at major customers appear to be in line with historical trends and are not expected to have a major impact on 2007 results. In 2007, the Sporting Goods business will be focused on internal core growth and increasing profitability. Total sales in 2007 are expected to be relatively unchanged from the total achieved in 2006 because declines in the mass-market channel are expected to offset revenue gains in the specialty and dealer channel.

The revenue decline experienced in 2005 when compared to 2004 was due to lower sales to Sears. In 2005 Sears changed its focus to improve profitability by cutting back on advertising efforts and raising prices to its customers. This resulted in reduced sales volume and a $12 million reduction in purchases from Escalade. In addition, Sears discontinued an arcade product that was first introduced in 2004 and accounted for $7 million in sales during 2004.

In fiscal 2006, operating income declined from the prior year as a result of lower gross margins and increased selling, general and administrative costs. The gross margin ratio declined as a result of pricing pressures exerted by the Company's mass-market retail customers and manufacturing variances associated with the Company's new manufacturing plant in Reynosa, Mexico. The increase in selling, general and administrative costs is composed of relocation costs associated with the Reynosa, Mexico manufacturing plant and higher selling costs associated with expansion into the specialty and dealer market channels. Management has taken actions to reduce manufacturing inefficiencies and administrative costs.

Office Products

Net sales, operating income, and net income for the Office Products business segment for the three years ended December 30, 2006 were as follows:

           In Thousands                         2006         2005        2004
           ---------------------------------------------------------------------

           Net Sales                         $54,732      $62,319     $76,040
           Operating income                    8,241        8,760         573
           Net income (loss)                   5,095        5,683      (1,634)

Sales in the Office Products business segment declined 12% in fiscal 2006 compared to the prior year due to the continued rationalization of low margin products and a decline in the sales of high security paper shredders. The products rationalization program, begun in 2004, involves low margin non-core products produced by third-parties. Product rationalization accounted for approximately 31% of the year-over-year sales decline in 2006 and was a major factor in year-over-year decline in 2005 compared to 2004. Product rationalization was an integral part of the restructuring plans initiated in 2004 to restore profitability to the Office Products business segment. The decline in demand for security paper shredders is primarily in Asia where demand for high security shredders peaked in 2005 following the introduction of new security standards in 2003. Another contributing factor to the decline in paper shredders sales has been strong price competition in Europe. In the last half of fiscal 2006, Management took steps to strengthen the sales organization in Europe and expects to reap benefits from these actions in fiscal 2007. As a result, Management is optimistic that 2007 revenues will remain at the level achieved in fiscal 2006.

Although sales declined in fiscal 2006, operating profitability as a percentage of net sales increased slightly; due primarily to the product rationalization discussed in the previous paragraph. The abnormally low profitability in fiscal 2004 reflects a restructuring charge of $2.4 million and a goodwill impairment charge of $1.3 million. In the Office Products business segment, Management anticipates that profits in 2007 will be equal too or greater than the profits achieved in 2006.

Financial Condition and Liquidity

The Company continues to experience strong cash flows and financial strength as a result of its continued profitability. The current ratio, a basic measure of liquidity (current assets divided by current liabilities), was lower at the end of fiscal 2006 compared to fiscal 2005 due to increased short-term bank debt needed to finance the acquisitions completed in the Sporting Goods business. The current ratio at the end of fiscal 2006 is roughly equal to the same ratio at the end of fiscal 2004. Accounts receivable and inventory balances are consistent with prior year trends and sales levels.

Total debt to banks, including short-term and long-term, increased $12.9 million as of December 30, 2006 compared to the prior year. This increase in debt was used, along with cash from operations, to fund acquisitions totaling $28.8 million, payment of $2.6 million in dividends, capital acquisitions of $2.7 million and the repurchase of common stock totaling $1.5 million. As a percentage of stockholders' equity, total bank debt was 38% at December 30, 2006 compared to 25% and 39% at December 31, 2005 and December 25, 2004, respectively.

Net cash provided by operating activities was $19.9 million in 2006 compared to $24.6 million in 2005 and $15.7 million in 2004. The major factors in the decline in 2006 compared to 2005 were lower earnings and the absence of a major reduction in accounts receivable as experienced in 2005.

Spending on property, plant and equipment in 2006 totaled $2.7 million compared to $8.4 million in 2005. Approximately $6.6 million of the amount spent in 2005 related to a new manufacturing plant in Reynosa, Mexico. The 2006 spending level is consistent with prior years and reflects the expenditure level anticipated in 2007.

The Company's working capital requirements are primarily funded from cash flows from operations and revolving credit agreements with its bank. During 2006 the Company's maximum borrowings under its primary revolving credit lines totaled $55.4 compared to $37.4 million in 2005. The Company met all its debt covenants. Rising interest rates resulted in an increase in the effective interest rate in 2006 to 6.7% compared to 5.8% and 3.4% in 2005 and 2004, respectively. The

Company's relationship with its primary lending bank remains strong and the Company expects to have access to the same level of revolving credit that was available in 2006. In addition, the Company believes it can quickly reach agreement with its current lending bank or an alternate lending source to increase available credit should the need arise.

On February 21, 2007, The Company announced the payment of an annual dividend of $0.22 per share to all shareholders of record on March 9, 2007, payable on March 16, 2007.

New Accounting Pronouncements

Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements.

Off Balance Sheet Financing Arrangements

The Company has no financing arrangements that are not recorded on the Company's balance sheet.

Contractual Obligations

The following schedule summarizes the Company's contractual obligations as of December 30, 2006:


Amounts in thousands                                      Payments Due by Period
                                  ----------------------------------------------------------------------
                                                 Less than 1                                 More than 5
Contractual Obligations              Total          year        1 - 3 years    3 - 5 years      years
--------------------------------------------------------------------------------------------------------
  Long-term debt                  $   22,609     $       --     $   19,909     $       --     $    2,700
  Future interest payments (1)         4,525          1,504            918            221          1,882
  Future interest payments
     (receipts) under the
     Interest rate swap
     agreement (2)

                                        (251)          (177)           (74)            --             --
  Operating Leases                     2,763          1,260          1,162            341             --
  Minimum payments under
     royalty and license
     agreements
                                       1,124            562            462             --            100
                                  ----------     ----------     ----------     ----------     ----------
  Total                           $   30,770     $    3,149     $   22,377     $      562     $    4,682
                                  ==========     ==========     ==========     ==========     ==========

Notes:
(1) Assumes that the Company will not increase borrowings under its long-term credit agreements and that the effective interest rate experienced in 2006 (6.7%) will continue for the life of the agreements.
(2) Assumes that the LIBOR rate (5.4%) at December 30, 2006 will remain unchanged for the term of the swap agreement.


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

Volume Rebates
The Company has various rebate programs with certain retailers that are based on purchase volume. Typically these programs are based on achieving specified sales volumes and the rebate is calculated as a percentage of purchases. Based on the terms of the agreement, purchase levels and historical trends the Company accrues the estimated cost of these programs and records the same as a reduction in sales. To the extent that actual rebate program costs exceed the Company's estimates, additional rebate program allowances would be required which would reduce net revenues.

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

Effect of Inflation

The Company cannot accurately determine the precise effects of inflation; however, there were some increases in sales and costs due to inflation in 2006. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expenses; improving manufacturing technologies; and redesigning products to keep these costs under control.

Capital Expenditures

As of December 30, 2006, the Company had no material commitments for capital expenditures.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. The Company attempts to minimize these risks through regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. During fiscal 2006, the only derivative in use was an interest rate swap agreement. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

Interest Rates

The Company's exposure to market-rate risk for changes in interest rates relates primarily to its revolving variable rate bank debt which is based on both U.S. prime and LIBOR interest rates. A hypothetical 1% or 100 basis point change in interest rates would not have a significant effect on our consolidated financial position or results of operation. In an effort to mitigate the risk of unfavorable interest rate fluctuations the Company entered into an interest rate swap agreement which effectively converted a portion of its variable rate debt into fixed rate debt.

Foreign Currency

The Company conducts business in various countries around the world and is therefore subject to risks associated with fluctuating foreign exchange rates. Approximately 13% of consolidated revenue is derived from sales outside of the U.S. This revenue is generated from the operations of the Company's subsidiaries in their respective countries and surrounding geographic areas and is primarily denominated in each subsidiary's local functional currency. These subsidiaries incur most of their expenses (other than inter-company expenses) in their local functional currency and include the Euro, Great Britain Pound Sterling, Mexican Peso and Chinese Yuan.

The geographic areas outside the United States in which the Company operates are generally not considered to be highly inflationary. Nonetheless, the Company's foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain inter-company transactions that are denominated in currencies other than the respective functional currency. Operating results as well as assets and liabilities are also subject to the effect of foreign currency translation when the operating results, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. The unrealized effect of foreign currency translation in 2006 resulted in a $2.4 million gain that was recorded in stockholders' equity as other comprehensive income, compared to a $3.9 million loss in 2005 and a $1.8 million gain in 2004. At December 30, 2006, a hypothetical change of 10% in foreign currency exchange rates would cause a $2.8 million change to stockholders' equity on our consolidated balance sheet and a $0.2 million change to net income in our consolidated statement of income.

The Company and its subsidiaries conduct substantially all their business in their respective functional currencies to avoid the effects of cross-border transactions. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs such as matching assets and liabilities in the same currency. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. The Company has evaluated the use of currency exchange hedging financial instruments but has determined that they would not be practicable under the current circumstances. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. A hypothetical adverse change of 20% would have resulted in an decline of 3% in net revenues and a 5% decline in net income.

Marketable Securities

An adverse movement of equity market prices would have an impact on the Company's long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At December 30, 2006 the aggregate book value of long-term marketable equity securities was $2.8 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.


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

The management of Escalade assessed the effectiveness of the Company's internal control over financial reporting as of December 30, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company's internal controls. Based on this assessment, management believes that, as of December 30, 2006, the Company's internal control over financial reporting was effective.

In April 2006, the Company acquired Desmar Seguridad Y Archivo, S.L. ("Desmar") through its wholly owned subsidiary Martin Yale International, GmbH. Desmar comprises approximately 1.3% and 1.2% of the Company's consolidated assets and total revenues, respectively, as of December 30, 2006. Because Desmar was acquired during the year and is deemed to be immaterial to the consolidated Company results, management elected to exclude Desmar from its assessment of internal control over financial reporting as of December 30, 2006.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 30, 2006 has been audited by BKD LLP, an independent registered public accounting firm that audited the Company's consolidated financial statements included in this annual report. The attestation report on management's assessment of the Company's internal control over financial reporting prepared by the independent registered public accounting firms are included below in this Item 9A.


     /s/ Daniel A. Messmer, Chief Executive Officer         /s/ Terry Frandsen, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2006. Other than as set forth in the following paragraph, in connection with such evaluation, there have been no changes to the Company's internal control over financial reporting that occurred since the beginning of the Company's fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

As discussed herein under "Risk Factors," Note 2 to the Company's financial statements and elsewhere herein, the Company's management identified a deficiency in its internal controls over financial reporting relating to the calculation of income tax provisions which rose to the level of a "material weakness" which resulted in the Company restating its financial statements for its 2004 and 2005 fiscal years and its first three fiscal quarters of 2006. As the Company has expanded over the last several years and is subject to taxation in a larger number of jurisdictions, the factors impacting the Company's tax liabilities have become more complex. The Company's management determined during its 2006 annual financial statement preparation process that its failure to correctly calculate such income tax provisions was due to the Company's lack of substantive knowledge regarding these tax matters and insufficient internal resources being devoted to these tax issues previously. The Company's management believes it currently has remedied these deficiencies by utilizing additional third party resources to assist management in understanding and calculating these tax liabilities. The Company's management further believes that adding additional internal resources to oversee these and other tax issues may be necessary in the future.

Report of Independent Registered Public Accounting Firm

Audit Committee,
Board of Directors and Stockholders
Escalade, Incorporated
Evansville, Indiana

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that Escalade, Incorporated (Company) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit. We did not examine the effectiveness of internal control over financial reporting of Martin Yale International, GmbH, a wholly-owned subsidiary, whose consolidated financial statements reflect total assets and net sales of $28,391 and $24,378 (dollars in thousands), respectively, included in the related consolidated financial statement amounts as of and for the year ended December 30, 2006. The effectiveness of this subsidiary's internal control over financial reporting was audited by other accountants whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of the subsidiary's internal control over financial reporting, is based solely on the report of the other accountants.

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

In our opinion, based on our audit and the report of other accountants, management's assessment that Escalade, Incorporated maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, based on our audit and the report of other accountants, Escalade, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Escalade, Incorporated, and our report dated March 13, 2007, expressed an unqualified opinion thereon.

/s/ BKD, LLP
Evansville, Indiana
March 13, 2007


Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Martin Yale International GmbH,
Markdorf/Germany

We have audited management's assessment, included in the accompanying "Management's Report on Internal Control over Financial Reporting", that Martin Yale International GmbH (Company), Markdorf/Germany maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

As discussed in the Management Report on Internal Control over Financial Reporting, management has excluded Desmar Seguridad Y Archivo, S.L. ("Desmar") from its assessment of internal control over financial reporting as of December 30, 2006, because Desmar was acquired by the Company in a purchase during 2006. We also excluded the subsidiary, Desmar, from our audit of internal control over financial reporting. Desmar, is a wholly-owned subsidiary of the Company located in Spain whose total assets and total revenues represent 7.5% and 9.2%, respectively, of the financial statement amounts of the Company, as of and for the year ended December 30, 2006.

In our opinion, management's assessment that Martin Yale International GmbH, Markdorf/Germany maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Martin Yale International GmbH, Markdorf/Germany maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Martin Yale International GmbH, Markdorf/Germany and our report dated March 7, 2007, expressed an unqualified opinion thereon.

/s/ FALK & Co GmbH
Wirtschaftsprufungsgesellschaft
Steuerberatungsgesellschaft
Heidelberg/Germany
March 7, 2007


ITEM 9B -- OTHER INFORMATION

None.


                                    Part III


ITEM 10 -- DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 27, 2007 under the captions "Certain Beneficial Owners," "Election of Directors," "Executive Officers of the Registrant," Board of Directors, Its Committees, Meetings and Functions," and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11-- EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 27, 2007 under the captions "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appear within such caption under the sub-heading "Report of Compensation Committee" is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant's proxy statement relating to its annual meeting of stockholders scheduled to be held on April 27, 2007 under the caption "Certain Beneficial Owners" and is incorporated herein by reference.

                      Equity Compensation Plan Information

                                                    Number of           Weighted-Average
                                             Securities to be Issued    Exercise Price of          Number of
                                                 Upon Exercise of      Outstanding Options,   Securities Remaining
                                               Outstanding Options,         Warrants           Available for Future
Plan Category                                  Warrants and Rights         and Rights               Issuance
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
    security holders (1)                                544,586               $13.19                 884,143
Equity compensation plans not approved by
    security holders                                         --                   --                      --
                                                       --------                                     --------
          Total                                         544,586                                      884,143
                                                       ========                                     ========

(1) These plans include the Company's 1997 Incentive Stock Option Plan, the 1997 Director Stock Option Plan and a special grant of 10,000 options to Directors approved at the 2006 annual shareholders meeting.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 407(a) of Regulation S-K is contained in the registrant's proxy statement relating to its annual meeting of stockholders to be held on April 27, 2007 under the captions "Election of Directors" and "Board of Directors, Its Committees, Meetings and Functions" and is incorporated herein by reference. The information required by Item 404 of Regulation S-K is: None.

ITEM 14 -- PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the registrant's proxy statement relating to its annual meeting of stockholders scheduled to be held on April 27, 2007 under the caption "Principal Accounting Firm Fees" and is incorporated herein by reference.


                                     Part IV


ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES


(A)  Documents filed as a part of this report:

     (1)  Financial Statements
             Report of Independent Registered Public Accounting Firm Consolidated financial statements of Escalade, Incorporated and subsidiaries:
                 Consolidated balance sheets--December 30, 2006 and December 31,
                   2005
                 Consolidated statements of income--fiscal years ended December
                   30, 2006, December 31, 2005, and December 25, 2004
                 Consolidated statements of stockholders' equity--fiscal years ended December 30, 2006, December 31, 2005, and December 25, 2004
                 Consolidated statements of cash flows--fiscal years ended
                   December 30, 2006, December 31, 2005, and December 25, 2004
                 Notes to consolidated financial statements

          All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

     (3)  Exhibits
             3.1         Articles of incorporation of Escalade, Incorporated (a)
             3.2         By-Laws of Escalade, Incorporated (a)
             4.1 Form of Escalade, Incorporated's common stock certificate (a)
             10.1 Licensing agreement between Sweden Table Tennis AB and Indian Industries, Inc. dated January 1, 1995 (d)
             10.2 Amended and Restated Credit Agreement dated October 24, 2001 between Escalade, Incorporated and Bank One, Indiana, N.A. dated August 29, 2002 (g)
             10.3 First Amendment to Amended and Restated Credit Agreement dated October 24, 2001 between Escalade, Incorporated and Bank One, Indiana, N.A. dated August 29, 2002 (h)
             10.4 Third Amendment to amend and restate the credit agreement between Escalade, Incorporated and Bank One, N.A. The effective date is June 1, 2003 (i)
             10.5 Credit Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association (excluding exhibits and schedules not deemed to be material). The effective date is September 7, 2003 (j)
             10.6 Revolving Note dated as of September 5, 2003 in principal amount of $45,000,000, executed by Indian-Martin, Inc. in favor of Bank One, National Association (j)
             10.7 Pledge Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association (j)
             10.8 Collateral Assignment and Security Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association (j)
             10.9 Receivables Purchase Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Indian-Martin AG (j)
             10.10 Receivables Purchase Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Indian Industries, Inc. Substantially similar Receivables Purchase Agreements were also entered into by Indian-Martin, Inc. and each of Escalade, Incorporated's other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc., Master Products Manufacturing Company, Inc., U.S. Weight, Inc. and Bear Archery, Inc. (j)
             10.11 Services Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Martin Yale Industries, Inc. Substantially similar Services Agreements were also entered into by Indian-Martin, Inc. and each of Escalade, Incorporated's other domestic operating subsidiaries, Harvard Sports, Inc., Indian Industries, Inc., Master Products Manufacturing Company, Inc., U.S. Weight, Inc. and Bear Archery, Inc. (j)
             10.12 Escalade Subordination Agreement dated as of September 5, 2003 between Escalade, Incorporated and Bank One, National Association (j)
             10.13 Offset Waiver Agreement dated as of September 5, 2003 between Escalade, Incorporated, Bank One, National Association, Indian-Martin, Inc., Harvard Sports, Inc., Indian Industries, Inc., Martin Yale Industries, Inc., Master Products Manufacturing Company, Inc., U.S. Weight, Inc. and Bear Archery, Inc. (j)
             10.14 Loan Agreement dated September 1, 1998 between Martin Yale Industries, Inc. and City of Wabash, Indiana (f)
             10.15 Trust Indenture between the City of Wabash, Indiana and Bank One Trust Company, NA as Trustee dated September 1, 1998 relating to the Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1998 (Martin Yale Industries, Inc. Project) (f)
             10.16 First Amendment to Credit Agreement dated September 5, 2003 by and between Indian-Martin, Inc. and Bank One, National Association, a national banking association. The Effective date of the Amendment was July 15, 2004.
                         (k)
             10.17 Fourth amendment to amended and restated credit agreement dated June 1, 2003 by and between Escalade, Incorporated and Bank One, N.A. a national banking association. The Effective date of amendment was July 15, 2004. (l)
             10.18 Euro revolving note dated July 15, 2004, in principal amount of (euro)2,500,000, executed by Escalade, Incorporated in favor of Bank One, N.A., London branch.
                         (l)
             10.19 Uncommitted overdraft facility not to exceed 1.0 million Euro and 500 thousand pounds sterling between Escalade, Incorporated and Bank One, N.A., London branch. (l)
             10.20 Sixth Amendment to Amended and Restated Credit Agreement effective October 24, 2001 by and between Escalade, Incorporated and JPMorgan Chase Bank, NA. The effective date of the Amendment was May 19, 2006. (n)
             10.21 Seventh Amendment to Amended and Restated Credit Agreement effective October 24, 2001 by and between Escalade, Incorporated and JPMorgan Chase Bank, NA. The effective date of the Amendment was July 1, 2006. (n)

             10.22 Promissory Note between Escalade, Incorporated and JPMorgan Chase Bank, NA. Dated July 1, 2006. (n)
             10.23 Second Amendment to Credit Agreement dated September 5, 2003 by and between Indian-Martin, Inc. and JPMorgan Chase Bank, NA. The effective date of the Amendment was July 1, 2006. (n)
             10.24 Promissory Note between Indian-Martin, Inc. and JPMorgan Chase Bank, NA. Dated July 1, 2006. (n)



     (4)   Executive Compensation Plans and Arrangements
             10.25 The Harvard Sports/Indian Industries, Inc. 401(k) Plan as amended and merged in 1993 (c)
             10.26 Martin Yale Industries, Inc. 401(k) Retirement Plan as amended in 1993 (c)
             10.27 Incentive Compensation Plan for Escalade, Incorporated and its subsidiaries (a)
             10.28 Example of contributory deferred compensation agreement between Escalade, Incorporated and certain management employees allowing for deferral of compensation (a)
             10.29       1997 Director Stock Compensation and Option Plan (e)
             10.30       1997 Incentive Stock Option Plan (e)
             10.31 1997 Director Stock Compensation and Option Plan Certificate (m)
             10.32       1997 Incentive Stock Option Plan Certificate (m)
             10.33 Agreement dated April 19, 2006 by and between Charles William Reed and Escalade, Incorporated (Management Contract) (n)
             10.34 Relocation and retention agreement dated July 24, 2006 by and between Escalade, Incorporated and Terry Frandsen. (Management Contract) (o)
             10.35       Escalade, Incorporated schedule of Directors
                         Compensation
             10.36 Escalade, Incorporated schedule of Executive Officers Compensation

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


             (a) Incorporated by reference from the Company's Form S-2
                 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987
             (b) Intentionally not used
             (c) Incorporated by reference from the Company's 1993 Annual Report on Form 10-K
             (d) Incorporated by reference from the Company's 1995 Annual Report on Form 10-K
             (e) Incorporated by reference from the Company's 1997 Proxy
                 Statement
             (f) Incorporated by reference from the Company's 1998 Third Quarter
                 Report on Form 10-Q
             (g) Incorporated by reference from the Company's 2001 Third Quarter
                 Report on Form 10-Q
             (h) Incorporated by reference from the Company's 2002 Third Quarter
                 Report on Form 10-Q
             (i) Incorporated by reference from the Company's 2003 Second
                 Quarter Report on Form 10-Q
             (j) Incorporated by reference from the Company's 2003 Third Quarter
                 Report on Form 10-Q
             (k) Incorporated by reference from the Company's 2004 Second
                 Quarter Report on Form 10-Q
             (l) Incorporated by reference from the Company's 2004 Third Quarter
                 Report on Form 10-Q
             (m) Incorporated by reference from the Company's 2004 Annual Report on Form 10-K
             (n) Incorporated by reference from the Company's 2006 Second
                 Quarter Report on Form 10-Q
             (o) Incorporated by reference from the Company's 2006 Third Quarter
                 Report on Form 10-Q
             (p)

                     ESCALADE, INCORPORATED AND SUBSIDIARIES

                          Index to Financial Statements


The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants' Report are submitted herewith:

                                                                                                 Page
      Report of Independent Registered Accounting Firm.............................................30

      Consolidated financial statements of Escalade, Incorporated and subsidiaries:

           Consolidated balance sheets--December 30, 2006 and December 31, 2005....................32

           Consolidated statements of income--fiscal years ended December 30, 2006,
               December 31, 2005 and December 25, 2004.............................................33

           Consolidated statements of stockholders' equity--fiscal years ended December 30,
               2006, December 31, 2005 and December 25, 2004.......................................34

           Consolidated statements of cash flows--fiscal years ended December 30, 2006,
               December 31, 2005 and December 25, 2004.............................................35

           Notes to consolidated financial statements..............................................36

[GRAPHIC OMITTED]
     BKD LLP

             Report of Independent Registered Public Accounting Firm


Audit Committee, Board of Directors and Stockholders
Escalade, Incorporated
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 2006 and 2005 consolidated financial statements of Martin Yale International, GmbH, a wholly-owned subsidiary, which consolidated statements reflect total assets of $28,391 and $24,132 and net sales of $24,378 and $31,923 (dollars in thousands) for 2006 and 2005, respectively, included in the related consolidated financial statement amounts as of and for the years ended December 30, 2006 and December 31, 2005. Those consolidated statements were audited by other accountants, whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Martin Yale International, GmbH, is based solely on the report of the other accountants.

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

In our opinion, based on our audits and the report of the other accountants for 2006 and 2005, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalade, Incorporated as of December 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Escalade, Incorporated's internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated March 13, 2007, expressed unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD LLP
Evansville, Indiana
March 13, 2007

FALK & Co

             Report of Independent Registered Public Accounting Firm


To the Stockholders and Board of Directors
Martin Yale International GmbH,
Markdorf/Germany

We have audited the balance sheets of Martin Yale International GmbH, Markdorf/Germany (the Company) as of December 30, 2006 and December 31, 2005 and the related statements of income for each of the three years ended December 30, 2006. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2006 and December 31, 2005 and the results of its operations for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in Germany.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2007, expressed an unqualified opinion on management's assessment and on the effectiveness of the Company's internal control over financial reporting.

/s/ FALK & Co GmbH
Wirtschaftsprufungsgesellschaft
Steuerberatungsgesellschaft
Heidelberg/Germany,
March 7, 2007

                            ESCALADE, INCORPORATED AND SUBSIDIARIES
                                  Consolidated Balance Sheets


                                                                    December 30,   December 31,
All Amounts in Thousands Except Share Information                       2006           2005
Assets
   Current assets
      Cash and cash equivalents                                     $      3,829   $      3,017
      Receivables, less allowances of $1,559 and $1,544                   33,590         31,744
      Inventories                                                         32,232         33,049
      Prepaid expenses                                                     2,085          1,559
      Deferred income tax benefit                                            733          1,382
      Prepaid income tax                                                   2,001             --
                                                                    ------------   ------------
            Total current assets                                          74,470         70,751

   Property, plant and equipment, net                                     20,657         20,307
   Intangible assets                                                      20,608          6,634
   Goodwill                                                               25,027         17,157
   Investments                                                             9,011          7,786
   Interest rate swap                                                        239            181
   Other assets                                                              703          2,044
                                                                    ------------   ------------
            Total assets                                            $    150,715   $    124,860
                                                                    ============   ============

Liabilities and Stockholders' Equity
    Current liabilities
      Notes payable--bank                                           $     10,336   $         --
      Current portion of long-term debt                                       --          1,066
      Trade accounts payable                                               3,350          3,518
      Accrued liabilities                                                 27,659         23,728
      Income tax payable                                                      --             89
                                                                    ------------   ------------
            Total current liabilities                                     41,345         28,401

   Long-term debt, less current portion                                   22,609         18,487
   Deferred compensation                                                   1,046          1,349
                                                                    ------------   ------------
            Total liabilities                                             65,000         48,237

   Commitments and contingencies                                              --             --

    Stockholders' equity
      Preferred stock
          Authorized: 1,000,000 shares, no par value, none issued
      Common stock
          Authorized: 30,000,000 shares, no par value
          Issued and outstanding:  2006--13,039,457 shares,
          2005--12,946,869 shares                                         13,039         12,947
      Retained earnings                                                   69,194         62,726
      Accumulated other comprehensive income                               3,482            950
                                                                    ------------   ------------
            Total stockholders' equity                                    85,715         76,623
                                                                    ------------   ------------
            Total liabilities and stockholders' equity              $    150,715   $    124,860
                                                                    ============   ============

See notes to consolidated financial statements.

                               ESCALADE, INCORPORATED AND SUBSIDIARIES
                                  Consolidated Statements of Income

                                                                         Years Ended
                                                      -----------------------------------------------
                                                          December 30,    December 31,    December 25,
All Amounts in Thousands Except Per Share Data               2006            2005            2004
-----------------------------------------------------------------------------------------------------
Net Sales                                                $    191,465    $    183,315    $    217,684

Costs, Expenses and Other Income
    Cost of products sold                                     137,821         127,719         158,391
    Selling, administrative and general expenses               39,918          36,401          39,933
    Restructuring costs                                            --            (631)          2,366
    Goodwill impairment loss                                       --              --           1,312
                                                         ------------    ------------    ------------

Operating Income                                               13,726          19,826          15,682

    Interest expense                                            2,637           1,482           1,772
    Other expense (income)                                       (372)           (915)            (19)
                                                         ------------    ------------    ------------

Income Before Income Taxes                                     11,461          19,259          13,929

Provision for Income Taxes                                      2,966           6,343           5,749
                                                         ------------    ------------    ------------

Net Income                                               $      8,495    $     12,916    $      8,180
                                                         ============    ============    ============

Earnings Per Share Data
    Basic earnings per share                             $       0.65    $       0.99    $       0.63
                                                         ============    ============    ============
    Diluted earnings per share                           $       0.65    $       0.98    $       0.62
                                                         ============    ============    ============

See notes to consolidated financial statements.

                                              ESCALADE, INCORPORATED AND SUBSIDIARIES
                                          Consolidated Statements of Stockholders' Equity

                                                                                                         Accumulated
                                                                Common Stock                                Other
                                                       -----------------------------       Retained     Comprehensive
All Amounts in Thousands                                    Shares          Amount         Earnings         Income         Total
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 27, 2003                               12,854          12,854          46,885           2,247          61,986

    Comprehensive income
      Net income                                                                             8,180                           8,180
      Unrealized gain on securities, net of tax                                                                102             102
      Foreign currency translation adjustment                                                                1,770           1,770
      Unrealized gain on interest rate swap
          agreement, net of tax                                                                                434             434
                                                                                                                           -------
      Total comprehensive income                                                                                            10,486

    Exercise of stock options                                  226             226             814                           1,040
    Dividend paid                                                                           (1,556)                         (1,556)
    Stock issued under the director stock
          option plan                                           10              10              52                              62
    Purchase of stock                                          (59)            (59)           (925)                           (984)
                                                   -------------------------------------------------------------------------------

Balances at December 25, 2004                               13,031          13,031          53,450           4,553          71,034

    Comprehensive income
      Net income                                                                            12,916                          12,916
      Unrealized loss on securities, net of tax                                                                (78)            (78)
      Foreign currency translation adjustment                                                               (3,893)         (3,893)
      Unrealized gain on interest rate swap
          agreement, net of tax                                                                                368             368
                                                                                                                           -------
      Total comprehensive income                                                                                             9,313

    Exercise of stock options                                   82              82             231                             313
    Dividend paid                                                                           (1,961)                         (1,961)
    Stock issued under the director stock
          option plan                                            6               6              90                              96
    Purchase of Stock                                         (172)           (172)         (2,000)                         (2,172)
                                                   -------------------------------------------------------------------------------

Balances at December 31, 2005                               12,947          12,947          62,726             950          76,623

    Comprehensive income
      Net income                                                                             8,495                           8,495
      Unrealized gain on securities, net of tax                                                                278             278
      Realization of previously unrealized gains on
          securities, net of tax                                                                              (189)           (189)
      Foreign currency translation adjustment                                                                2,405           2,405
      Unrealized gain on interest rate swap
          agreement, net of tax                                                                                 38              38
                                                                                                                           -------
      Total comprehensive income                                                                                            11,027

    Expense of stock options                                                                   588                             588
    Exercise of stock options                                  226             226           1,238                           1,464
    Dividend paid                                                                           (2,604)                         (2,604)
    Stock issued under the director stock
          option plan                                           10              10             131                             141
    Purchase of stock                                         (144)           (144)         (1,380)                         (1,524)
                                                   -------------------------------------------------------------------------------


Balances at December 30, 2006                               13,039    $     13,039    $     69,194    $      3,482    $     85,715
                                                          ========    ============    ============    ============    ============

See notes to consolidated financial statements.

                                   ESCALADE, INCORPORATED AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                         (All Amounts in Thousands)

                                                                 December 30     December 31     December 25
Years Ended                                                         2006            2005            2004
------------------------------------------------------------------------------------------------------------
Operating Activities
    Net income                                                  $      8,495    $     12,916    $      8,180
    Adjustments to reconcile net income to net cash
       provided by operating activities
      Depreciation and amortization                                    5,649           4,735           5,016
      Goodwill impairment                                                 --              --           1,312
      Provision for doubtful accounts                                    116             561           1,523
      Stock option expense                                               588              --              --
      Deferred income taxes                                              436             413             569
      Provision for deferred compensation                               (303)            116             132
      Deferred compensation paid                                          --              --            (307)
      (Gain) loss on disposals of assets                                 (98)            226             130
      Changes in
          Accounts receivable                                          1,663          13,553             (79)
          Inventories                                                  5,543          (2,868)           (168)
          Prepaids                                                       (86)           (122)            239
          Other assets                                                  (807)         (1,706)           (447)
          Income tax payable                                          (1,836)          3,066          (3,444)
          Accounts payable and accrued expenses                          539          (6,258)          3,031
                                                                --------------------------------------------
            Net cash provided by operating activities                 19,899          24,632          15,687
                                                                --------------------------------------------

Investing Activities
    Change in cash surrender value, net of loans and premiums            (43)             --              --
    Purchase of property and equipment                                (2,683)         (8,395)         (2,410)
    Purchase of long-term investments                                   (192)             --              --
    Acquisitions, net of cash acquired                               (28,759)         (3,213)           (632)
    Proceeds from sale of property and equipment                         142              70             288
    Retirement of life insurance policies                              1,036              --              --
    Proceeds from sale of investments                                    952              --              --
                                                                --------------------------------------------
            Net cash used by investing activities                    (29,547)        (11,538)         (2,754)
                                                                --------------------------------------------

Financing Activities
    Net increase (decrease) in notes payable--bank                    12,898          (7,597)         (8,689)
    Proceeds from exercise of stock options                            1,464             313           1,040
    Reduction of long-term debt                                           --            (354)           (354)
    Purchase of stock                                                 (1,524)         (2,172)           (984)
    Cash dividend paid                                                (2,604)         (1,961)         (1,556)
    Directors compensation                                               141              96              62
                                                                --------------------------------------------
            Net cash provided (used) by financing activities          10,375         (11,675)        (10,481)
                                                                --------------------------------------------

Effect of Exchange Rate Changes on Cash                                   85          (1,452)            (50)
                                                                --------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                         812             (33)          2,402

Cash and Cash Equivalents, Beginning of Year                           3,017           3,050             648
                                                                --------------------------------------------

Cash and Cash Equivalents, End of Year                          $      3,829    $      3,017    $      3,050
                                                                ============================================

Supplemental Cash Flows Information
    Interest paid                                               $      2,630    $      1,815    $      1,741
    Income taxes paid                                                  2,512           5,561           8,418

See notes to consolidated financial statements.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 -- Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
Escalade, Incorporated and its wholly owned subsidiaries (the "Company") are engaged in the manufacture and sale of sporting goods and office products. The Company is headquartered in Evansville, Indiana and has manufacturing facilities in the United States of America, Mexico and Germany. The Company sells products to customers throughout the world.

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

Fiscal Year End
The Company's fiscal year is a 52 or 53 week period ending on the last Saturday in December. Fiscal 2006 was 52 weeks long ending on December 30, 2006, while fiscal 2005 was 53 weeks and 2004 was 52 weeks long ending on December 31, 2005 and December 25, 2004, respectively.

Cash and Cash Equivalents
Highly liquid financial instruments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents.

Fair Values of Financial Instruments
Fair values of cash equivalents approximate cost due to the short period of time to maturity. Fair values of long-term investments, non-marketable debt investments, short-term debt, long-term debt and swaps, are based on quoted market prices or pricing models using current market rates. The Company believes the carrying value of short-term debt and long-term debt adequately reflects the fair value of these instruments. For the Company's portfolio of non-marketable equity securities, management believes that the carrying value of the portfolio approximates the fair value at December 30, 2006. All of the estimated fair values are management's estimates; however, there is no readily available market and the estimated fair value may not necessarily represent the amounts that could be realized in a current transaction, and these fair values could change significantly.

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

Inventories
Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower cost or market. This inventory valuation reserve totaled

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


$2.7 million and $3.9 million at fiscal year-end 2006 and 2005, respectively. Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

  In Thousands                                        2006               2005
  ------------------------------------------------------------------------------

        Raw materials                              $   7,786          $   7,128
        Work in process                                6,021              5,358
        Finished goods                                18,425             20,563
                                                   ---------          ---------
                                                   $  32,232          $  33,049
                                                   =========          =========

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

In Thousands                                             2006           2005
--------------------------------------------------------------------------------

      Land                                             $   2,780      $   2,672
      Buildings and leasehold improvements                20,450         19,520
      Machinery and equipment                             32,561         33,725
                                                       ---------      ---------
      Total cost                                          55,791         55,917
      Accumulated depreciation and amortization          (35,134)       (35,610)
                                                       ---------      ---------
                                                       $  20,657      $  20,307
                                                       =========      =========

Investments
Investments at fiscal year-ends are composed of the following:

In Thousands                                                             2006               2005
--------------------------------------------------------------------------------------------------
      Marketable equity securities available for sale                $  2,843           $  3,172
      Non-marketable equity investments (equity method)                 6,168              4,614
                                                                     --------           --------
                                                                     $  9,011           $  7,786
                                                                     ========           ========

Marketable Equity Securities Available for Sale. This consists of marketable equity securities recorded at fair value. The unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income. Summarized financial data for these securities at fiscal year-end were as follows:

In Thousands                                            2006              2005
--------------------------------------------------------------------------------

      Cost basis                                     $ 2,539           $ 2,984
      Unrealized gain                                    304               188
                                                     -------           -------
      Approximate fair market value                  $ 2,843           $ 3,172
                                                     =======           =======

Non-Marketable Equity Investments. The Company has minority equity positions in companies strategically related to the Company's business. The Company does not have control over these companies and the accounting method employed is dependent on the degree of influence the Company can exert on the operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company's proportionate share of income or losses is recorded in other expense (income) on the consolidated statement of income. The proportionate share of income was $1,290 thousand, $1,455 thousand and $1,291 thousand in 2006, 2005 and 2004, respectively. Total cash dividends received from these equity investments amounted to $434 thousand, $638 thousand, and $331 thousand in 2006, 2005 and 2004, respectively. The Company considers whether the fair values of any of its equity investments have declined below their carrying value whenever adverse

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments' industry), a write-down is recorded to estimated fair value.

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

Employee Stock Option Plan
The Company has two stock-based compensation plans which are more fully explained in Note 12. Beginning on January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123R, Share-Based Payment selecting the modified prospective application. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled.

Prior to 2006, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. Accordingly, in 2005 and 2004, no stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock at the grant date.


Foreign Currency Translation
The functional currency for the foreign operations of Escalade is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Stockholders' Equity and are excluded from net income. Gains or losses resulting from foreign currency transactions are included in Other expense (income) in the Consolidated Statements of Income and were insignificant in fiscal years 2006, 2005, and 2004.

Cost of Products Sold
Cost of products sold are comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Other Expense (Income)
The components of Other Expense (Income) were as follows:

In Thousands                                2006          2005          2004
--------------------------------------------------------------------------------

     Amortization of intangibles         $    2,343    $    1,210    $    1,224
     Investment (income)                     (1,798)       (1,628)         (601)
     Deferred compensation costs                 65           116           133
     Vendor charge-backs                       (261)          (80)         (255)
     Royalty income from patents               (456)         (382)         (711)
     Other                                     (265)         (151)          191
                                         ----------    ----------    ----------
                                         $     (372)   $     (915)   $      (19)
                                         ==========    ==========    ==========

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Income Taxes
Income tax in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Research and Development
Research and development costs are charged to expense as incurred. Research and development costs incurred during 2006, 2005 and 2004 were approximately $2,170 thousand, $1,991 thousand, and $2,299 thousand, respectively.

Reclassifications
Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net earnings.

New Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces APB Opinion No. 20, "Accounting Changes," (APB 20) and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Upon the adoption of SFAS 154 beginning January 1, 2006, Escalade has applied the standard's guidance to changes in accounting methods as required. The adoption of SFAS 154 was not material to Escalade's consolidated results of operations and financial condition.

In June 2006, the FASB issued Interpretation No.48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Escalade is required to adopt the provisions of FIN 48 as of January 1, 2007; the cumulative effect of adoption will be recorded as an adjustment to the opening balance of retained earnings for 2007. Pending further analysis, Escalade does not expect an adjustment to the opening balance of retained earnings for 2007. Compliance with FIN 48 is not expected to have a material impact on the consolidated results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Escalade is evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). SFAS 158 requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income of a business entity, and to measure the funded status of a plan as of the date of its year-end statement of financial position. Escalade does not have any defined benefit postretirement plans.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not impact Escalade's consolidated results of operations and financial condition.

Note 2 -- Restatement

The consolidated financial statements for the years ended December 31, 2005 and December 25, 2004 have recently been restated by filing amended Forms 10-K/A with the Securities and Exchange Commission, and the 2005 and 2004 consolidated financial statements presented herein reflect amounts after restatement as detailed in those filings. On February 13, 2007, the Audit Committee of the Company's Board of Directors, upon the recommendation of management and in consultation with the Company's registered public accounting firm, decided to restate these financial statements to correct overstatements of the provision for income taxes and employee benefit costs. The effect of these errors on the financial statements for the years prior to December 25, 2004 was determined to be immaterial and has been reflected as an adjustment to the 2004 beginning of year retained earnings balance. The errors causing the restatements were the result of computational errors in calculating the tax provision and a misapplication of the Company's year end accrual of its 401(k) plan matching contribution.

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

In Thousands                                2006          2005          2004
--------------------------------------------------------------------------------

      Beginning balance                  $    1,043    $    1,298    $    1,634
      Additions                                 560           472         1,294
      Deductions                               (462)         (727)       (1,630)
                                         ----------    ----------    ----------
      Ending balance                     $    1,141    $    1,043    $    1,298
                                         ==========    ==========    ==========

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

In Thousands                                2006          2005          2004
--------------------------------------------------------------------------------

      Beginning balance                  $    3,867    $    6,223    $    5,465
      Additions                                 669           763         2,810
      Deductions                             (1,868)       (3,119)       (2,052)
                                         ----------    ----------    ----------
      Ending balance                     $    2,668    $    3,867    $    6,223
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

In Thousands                                2006          2005          2004
--------------------------------------------------------------------------------

      Beginning balance                  $    1,544    $    2,510    $    1,991
      Additions                                 116           561         1,523
      Deductions                               (101)       (1,527)       (1,004)
                                         ----------    ----------    ----------
      Ending balance                     $    1,559    $    1,544    $    2,510
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

In Thousands                                2006          2005          2004
--------------------------------------------------------------------------------

      Beginning balance                  $      991    $      725    $      779
      Additions                               1,828         1,579         2,885
      Deductions                             (1,573)       (1,313)       (2,939)
                                         ----------    ----------    ----------
      Ending balance                     $    1,246    $      991    $      725
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

In Thousands                                2006          2005          2004
--------------------------------------------------------------------------------

      Beginning balance                  $    2,794    $    3,545    $    2,782
      Additions                               4,484         4,081         3,238
      Deductions                             (3,657)       (4,832)       (2,475)
                                         ----------    ----------    ----------
      Ending balance                     $    3,622    $    2,794    $    3,545
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

In Thousands                                2006          2005          2004
--------------------------------------------------------------------------------

      Beginning balance                  $    1,503    $    3,419    $    2,435
      Additions                               2,044         2,150         5,400
      Deductions                             (1,935)       (4,066)       (4,416)
                                         ----------    ----------    ----------
      Ending balance                     $    1,612    $    1,503    $    3,419
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

In Thousands                                2006          2005          2004
--------------------------------------------------------------------------------

      Beginning balance                  $    1,040    $      761    $    1,027
      Additions                               1,444         1,637         1,380
      Deductions                             (1,787)       (1,358)       (1,646)
                                         ----------    ----------    ----------
      Ending balance                     $      697    $    1,040    $      761
                                         ==========    ==========    ==========

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 4 --    Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands                                                2006         2005
--------------------------------------------------------------------------------

      Employee compensation                              $    9,262   $    9,041
      Customer related allowances and accruals               10,029       10,379
      Other accrued items                                     8,368        4,308
                                                         ----------   ----------
                                                         $   27,659   $   23,728
                                                         ==========   ==========


Note 5 --  Operating Leases

The Company leases warehouse and office space under non-cancelable operating leases that expire at various dates through 2011. Terms of the leases, including renewals, taxes, utilities, and maintenance, vary by lease. Total rental expense included in the results of operations relating to non-cancelable leases with terms of more than one year was $2,181 thousand, $1,275 thousand, and $1,998 thousand in 2006, 2005, and 2004, respectively.

At December 30, 2006, minimum rental payments under non-cancelable leases with terms of more than one year were as follows:

                 In Thousands                        Amount
                 -------------------------------------------------

                 2007                                      1,260
                 2008                                        753
                 2009                                        409
                 2010                                        199
                 2011 and beyond                             142
                                                         -------
                                                         $ 2,763
                                                         =======


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

                                           Severance and    Facility closure
In Thousands                               benefit costs         costs             Total
---------------------------------------------------------------------------------------------
      Balance at December 25, 2004          $      1,278      $        170      $      1,448
      Non-cash benefit                              (631)               --              (631)
      Cash payments                                 (448)             (170)             (618)
                                            ------------      ------------      ------------
      Balance at December 31, 2005                   199                --               199
      Non-cash benefit                                --                --                --
      Cash payments                                   --                --                --
                                            ------------      ------------      ------------
      Balance at December 30, 2006          $        199      $         --      $        199
                                            ============      ============      ============

In December 2005, the Company settled two employment claims relating to the restructuring activities initiated in 2004. As a result, the Company reduced the restructuring liability by $631.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 7 --    Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

                                                             2006                              2005
                                             ---------------------------------------------------------------------
                                                    Gross                             Gross
                                                   Carrying        Accumulated       Carrying        Accumulated
In Thousands                                        Amount         Amortization       Amount         Amortization
------------------------------------------------------------------------------------------------------------------
      Patents                                    $       21,077   $        4,924   $        6,078   $        2,982
      Consulting agreements                                 976              956              876              874
      Non-compete agreements                              2,072            1,746            1,812            1,597
      Customer list                                       1,455              692              622              360
      Trademarks                                          3,467              121            3,180              121
                                                 --------------   --------------   --------------   --------------
                                                 $       29,047   $        8,439   $       12,568   $        5,934
                                                 ==============   ==============   ==============   ==============

Amortization expense was $2,471 thousand, $1,169 thousand and $1,324 thousand for 2006, 2005 and 2004, respectively.

Estimated future amortization expense for each reporting segment is summarized in the following table:

In Thousands                          2007           2008           2009           2010           2011        Thereafter
-------------------------------------------------------------------------------------------------------------------------
      Sporting Goods              $      2,494   $      2,440   $      2,239   $      1,588   $      1,545   $      6,412
      Office Products                      395            142             --             --             --             --
                                  ------------   ------------   ------------   ------------   ------------   ------------
                                  $      2,889   $      2,582   $      2,239   $      1,588   $      1,545   $      6,412
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

The changes in the carrying amount of goodwill were:

In Thousands                                          Sporting Goods   Office Products        Total
-------------------------------------------------------------------------------------------------------
      Balance at December 25, 2004                    $        7,151   $       10,737    $       17,888
      Foreign currency translation adjustment                     --             (731)             (731)
                                                      --------------   --------------    --------------
      Balance at December 31, 2005                             7,151           10,006            17,157
      Acquisitions                                             4,866            2,319             7,185
      Foreign currency translation adjustment                     --              685               685
                                                      --------------   --------------    --------------
      Balance at December 30, 2006                    $       12,017   $       13,010    $       25,027
                                                      ==============   ==============    ==============

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 8 -- Borrowings

Short-Term Debt
Short-term debt at fiscal year-ends was as follows:

In Thousands                                              2006            2005
--------------------------------------------------------------------------------

       Bank One Revolving line of credit             $   10,336      $       --
                                                     ==========      ==========

The Company's wholly owned subsidiary, Indian-Martin, Inc., has a revolving line of credit under which it can borrow funds from time to time to purchase eligible accounts receivable from the Company's operating subsidiaries which accounts are and will be pledged to secure those borrowings. At December 30, 2006, this line of credit aggregated $30 million. At the company's option, borrowings can be made under the bank's prime interest rate minus 1.25% or LIBOR plus 1.38%. During 2006 and 2005, weighted average daily borrowings under this line were $15,374 thousand and $6,843 thousand with effective interest rates of 6.9% and 5.9%, respectively.

Long-Term Debt
Long-term debt at fiscal year-ends was as follows:

In Thousands                                                                               2006         2005
--------------------------------------------------------------------------------------------------------------
      Revolving term loan of $31,000, the amount available under this revolving term loan is reduced by $7,000 annually starting May 19, 2007, with the balance due May 19, 2008.  At December 30, 2006, $10,000 had an
            interest rate of London Interbank Offered Rate (LIBOR) plus 1.00%, or
            6.84%, and $7,934 had an interest rate of prime minus .75% or 7.50%,
            unsecured                                                                  $   17,934   $   15,787

      Revolving term loan of Euro 3,000 (approximately $3,950 US Dollars), the balance is due May 19, 2008 and bears an interest rate of EURIBOR plus
            2.00%, or 4.97% at December 30, 2006, unsecured                                 1,975          711

      Mortgage payable (Wabash, Indiana Adjustable Rate Economic Development
            Revenue Refunding Bonds), annual installments are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, rate at December 30, 2006 is 4.2%, due September 2028, secured by plant facility, machinery and equipment,
            and a stand-by letter of credit                                                 2,700        2,700

      Contract payable for Accudart acquisition, due $167 annually beginning
            February 1, 2003 through February 1, 2006, non-interest bearing, secured
            by a stand-by letter of credit                                                     --          167

      Contract payable for acquisition of equity interest in Sweden Table Tennis,
            AB, unsecured and non-interest bearing. Annual payments of $188 due
            March of each year                                                                 --          188
                                                                                       ----------   ----------
                                                                                           22,609       19,553
      Portion classified as current                                                            --       (1,066)
                                                                                       ----------   ----------
                                                                                       $   22,609   $   18,487
                                                                                       ==========   ==========

Maturities of long-term debt outstanding at December 30, 2006 are as follows:
$19,909 thousand in 2008 and $2,700 thousand in 2011 or thereafter.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The mortgages payable and term loan agreements contain certain restrictive covenants, of which the more significant include maintenance of specified net worth and maintenance of specified ranges of debt service and leverage ratios.

Interest Rate Swap Agreement
In May 2003, the Company entered into an interest rate swap agreement having a notional amount of $10 million and a maturity date of May 19, 2008. This swap agreement is designated as a cash flow hedge, and effectively converts a portion of the Company's variable rate debt to fixed rate debt with a weighted average interest rate of 5.08%. The Company entered into this interest rate swap agreement to manage interest costs and cash flows associated with variable interest rates, primarily short-term changes in LIBOR; changes in the cash flows of the interest rate swap offset changes in the interest payments on the covered portion of the Company's revolving debt. In connection with this interest rate swap agreement the Company recorded an after tax gain of $38 thousand in Other Comprehensive Income (OCI). There was no impact on net income due to ineffectiveness. The Company's exposure to credit loss on its interest rate swap agreement in the event of non-performance by the counterparty is believed to be remote due to the Company's requirement that the counterparty have a strong credit rating.


Note 9 -- Earnings Per Share

The shares used in the computation of the Company's basic and diluted earnings per common share are as follows:

In Thousands                                                   2006         2005         2004
-----------------------------------------------------------------------------------------------
      Weighted average common shares outstanding               13,012       13,055       12,980
      Dilutive effect of stock options                             32          153          247
                                                           ----------   ----------   ----------
      Weighted average common shares outstanding,
          assuming dilution                                    13,044       13,208       13,227
                                                           ==========   ==========   ==========

      Number of anti-dilutive stock options                       470          424          181

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.


Note 10 -- Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $579 thousand, $490 thousand and $583 thousand for 2006, 2005 and 2004, respectively.


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

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 12 --   Stock Options

The Company has two stock options plans that were approved by the stockholders at the Company's 1997 annual meeting. Under these plans 1,800,000 common shares are reserved for issuance to employees under an Incentive Stock Option Plan
(ISO) and 600,000 common shares for issuance to Directors under a Director Stock Option Plan (DSO). At the 2006 annual shareholder meeting, shareholders approved a one-time special grant of 10,000 options to directors with the same basic characteristics as those granted under the existing Director Stock Option Plan. The Company grants selected executives and other key employees' stock option awards, which vest over four years of continued employment. The exercise price of each option, which has a five-year life, is equal to the market price of the Company's stock on the date of grant.

The following table summarizes the option activity under the two plans:

                                  Incentive Stock Options                   Director Stock Options
                              Granted            Outstanding            Granted            Outstanding
               -----------------------------------------------------------------------------------------
               2006             197,500              520,695             15,076                 23,891
               2005             250,000              713,324              2,767                 17,245
               2004             196,600              555,374              4,126                 23,556

The fair value of each option grant award is estimated on the grant date using the Black-Scholes-Merton option valuation model that uses the following assumptions:

                                                                      2006            2005           2004
                                                                 ---------------------------------------------
Risk-free interest rates                                             4.35%           3.77%           3.07%
Dividend yields                                                      1.81%           1.20%              0%
Volatility factors of expected market price of common stock          51.3%           53.8%             50%
Weighted average expected life of the options                       4 years         4 years         5 years

Beginning January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled. Total compensation expense recorded in the income statement for 2006 was $588 thousand. The recognized tax benefit related thereto was $55 thousand.

Prior to 2006, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. As result no stock-based employee compensation costs are reflected in net income for 2005 and 2004 because options granted under this plan had an exercise price equal to the market value of the underlying common stock at the grant date.

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

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The following table illustrates the effect on net income and earnings per share for 2005 and 2004 if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

In Thousands Except Per Share Amounts                                       2005           2004
--------------------------------------------------------------------------------------------------
      Net income, as reported                                          $     12,916   $      8,180
      Less:  Total stock-based employee compensation cost
            determined under the fair value based method, net of
            income taxes                                                     (1,823)          (801)
                                                                       ------------   ------------
      Pro forma net income                                             $     11,093   $      7,379
                                                                       ============   ============

      Earnings per share
      Basic--as reported                                               $       0.99   $       0.63
                                                                       ============   ============
      Basic--pro forma                                                 $       0.85   $       0.57
                                                                       ============   ============

      Diluted--as reported                                             $       0.98   $       0.62
                                                                       ============   ============
      Diluted--pro forma                                               $       0.84   $       0.56
                                                                       ============   ============


The following table summarizes stock option transactions under these plans for the years ended 2006, 2005 and 2004:

                                              2006                          2005                          2004
                                 -------------------------------------------------------------------------------------------
                                                     Option                       Option                        Option
                                      Shares         Price          Shares        Price           Shares        Price
                                 -------------------------------------------------------------------------------------------
Outstanding at beginning                            $6.99 to                     $6.99 to                      $2.42 to
   of year                             730,569       19.21           578,930       19.21           639,390       10.68

                                                   $11.08 to                     $13.40 to                     $17.24 to
Issued during year                     212,576       11.26           252,767       13.88           200,726       19.21

Canceled or expired                   (172,550)                      (20,900)                      (35,050)

                                                    $3.60 to                     $2.42 to                      $2.42 to
Exercised during year                 (226,009)       6.99           (80,228)      6.99           (226,136)      10.68
                                     ---------                     ---------                     ---------
                                                    $6.99 to                     $6.99 to                      $6.99 to
Outstanding at end of year             544,586       19.21           730,569       19.21           578,930       19.21
                                     =========                     =========                     =========

Exercisable at end of year             222,885                       376,502                       192,354
                                     =========                     =========                     =========
Weighted-average fair value
   of options granted during
   the year                          $    4.32                     $    5.61                     $    9.99
                                     =========                     =========                     =========

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The following table summarizes information about fixed stock options outstanding at December 30, 2006:

                                           Options Outstanding                                 Options Exercisable
                      ------------------------------------------------------------------------------------------------------
                        Number of      Weighted-Average                                  Number of
     Range of            Shares           Remaining            Weighted-Average           Shares       Weighted-Average
 Exercise Prices                       Contractual Life         Exercise Price                          Exercise Price
----------------------------------------------------------------------------------------------------------------------------

 $6.99 - $11.26          232,993           3.2 years                $ 9.91                 51,917           $ 7.54
$13.40 - $19.21          311,593           2.7 years                $15.64                170,968           $17.48
                         -------                                                          -------
                         544,586                                                          222,885
                         =======                                                          =======

Incentive stock options are generally exercisable at the rate of 25% over each of the four years following the date of grant.

During fiscal year 2006 the Company issued 15,076 Director Stock Options at an option price of $11.26. These options are exercisable after April 24, 2007. Ten thousand of these options have an expiration date of April 23, 2011 while the remaining options have an expiration date of April 23, 2010.

Note 13 -- Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands                                          2006         2005         2004
---------------------------------------------------------------------------------------
      Income (loss) before taxes:
            United States of America (USA)         $    8,874   $   16,066   $   14,152
            Non USA                                     2,587        3,193         (223)
                                                   ----------   ----------   ----------
                                                   $   11,461   $   19,259   $   13,929
                                                   ==========   ==========   ==========
      Provision for taxes:
            Current
                  Federal                          $    2,000   $    4,580   $    4,688
                  State                                   482          510          209
                  International                            48          840          283
                                                   ----------   ----------   ----------
                                                        2,530        5,930        5,180
                                                   ----------   ----------   ----------
            Deferred
                  Federal                                 186          334          510
                  State                                   108           79           59
                  International                           142           --           --
                                                   ----------   ----------   ----------
                                                          436          413          569
                                                   ----------   ----------   ----------
                                                   $    2,966   $    6,343   $    5,749
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

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands                                                       2006          2005          2004
-----------------------------------------------------------------------------------------------------
Income tax at statutory rate                                   $    3,897    $    6,548    $    4,736
Increase (decrease) in income tax resulting from
      Permanent differences (goodwill impairment, investment
         income, dividends, and captive insurance earnings)           (79)         (348)          615
      State tax expense, net of federal effect                        390           386           171
      Effect of foreign tax rates                                    (689)         (229)          359
      Research credit                                                (120)         (121)          (69)
      Internal Revenue Service audit settlement                        --           278            --
      Other                                                          (433)         (171)          (63)
                                                               ----------    ----------    ----------
Recorded provision for income taxes                            $    2,966    $    6,343    $    5,749
                                                               ==========    ==========    ==========

The components of the net deferred tax asset are as follows:

In Thousands                                                        2006          2005
-----------------------------------------------------------------------------------------
Assets
      Employee benefits                                          $      707    $      559
      Valuation reserves                                                598         1,250
      Deferred compensation                                             412           501
      Depreciation                                                      779           576
      Stock option expense                                               55            --
      Net operating loss carry forward                                1,318           517
                                                                 ----------    ----------
            Total assets                                              3,869         3,403
                                                                 ----------    ----------

Liabilities
      Unrealized gain on sale of securities available-for-sale         (113)          (85)
      Unrealized equity investment income                              (984)       (1,156)
      Unrealized gain on interest rate swap agreement                   (84)          (62)
      Goodwill and intangible assets                                   (492)         (395)
                                                                 ----------    ----------
            Total liabilities                                        (1,673)       (1,698)
                                                                 ----------    ----------

Valuation Allowance
       Beginning balance                                               (228)           --
      (Increase) decrease during period                                (983)         (228)
                                                                 ----------    ----------
      Ending balance                                                 (1,211)         (228)
                                                                 ----------    ----------
                                                                 $      985    $    1,467
                                                                 ==========    ==========

Deferred tax assets are included in the consolidation balance sheet as follows:

  In Thousands                                                      2006          2005
  ---------------------------------------------------------------------------------------
     Deferred income tax asset - current                         $      733    $    1,382
     Deferred income tax asset - long-term                              252            85
                                                                 ----------    ----------
                                                                 $      985    $    1,467
                                                                 ==========    ==========

The Company has a US federal unused net operating loss carry-forward of approximately $270 thousand and state unused net operating losses of approximately $15,604 thousand of which an estimated $15,334 thousand has been reserved as the Company does not expect to be able to utilize it. All operating loss carry-forwards expire in various amounts through 2018.

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 14 --   Other Comprehensive Income

The components of other comprehensive income and related tax effects were as follows:

In Thousands                                                            2006          2005          2004
-----------------------------------------------------------------------------------------------------------
      Change in net unrealized value of available-for-sale
         investments net of tax of $(185), $52, and $(68),
         in 2006, 2005 and 2004, respectively                        $      278    $      (78)   $      102
      Realization of previously unrealized gains on available-
         for-sale investments net of tax of $126                           (189)           --            --
      Change in foreign currency translation adjustment                   2,405        (3,893)        1,770
      Change in unrealized gain (loss) on interest rate swap
         agreement net of tax of $(25), $(245), and $(289), in
         2006, 2005 and 2004, respectively                                   38           368           434
                                                                     ----------    ----------    ----------
                                                                     $    2,532    $   (3,603)   $    2,306
                                                                     ==========    ==========    ==========

The components of accumulated other comprehensive income, net of tax, were as follows:

In Thousands                                                          2006         2005         2004
-------------------------------------------------------------------------------------------------------
      Accumulated gain on available for sale investments           $      192   $      103   $      181
      Foreign currency translation adjustment                           3,135          730        4,623
      Unrealized gain (loss) on interest rate swap agreement              155          117         (251)
                                                                   ----------   ----------   ----------
                                                                   $    3,482   $      950   $    4,553
                                                                   ==========   ==========   ==========

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 15 -- Operating Segment and Geographic Information

The following table presents certain operating segment information.

In Thousands                                            2006        2005        2004
--------------------------------------------------------------------------------------
Sporting Goods
Net revenue                                            136,733     120,996     141,644
Operating income                                         9,551      13,283      17,926
Interest expense                                         2,775         874         963
Provision for taxes                                      1,975       4,154       6,045
Net income                                               3,562       7,386      10,747
Identifiable assets                                     88,209      67,641      63,458
Non-marketable equity investments (equity method)           --          --          --
Depreciation & amortization                              3,985       2,657       3,001
Capital expenditures                                     1,843       7,403       1,109

Office Products
Net revenue                                             54,732      62,319      76,040
Operating income                                         8,241       8,760         573
Interest expense                                           613         786       1,308
Provision for taxes                                      2,423       2,432        (351)
Net income                                               5,095       5,683      (1,634)
Identifiable assets                                     46,778      44,319      57,983
Non-marketable equity investments (equity method)          712         662          --
Depreciation & amortization                              1,664       2,078       2,015
Capital expenditures                                       840         992       1,301

All Other
Net revenue                                                 --          --          --
Operating income                                        (4,066)     (2,217)     (2,817)
Interest expense                                           751        (178)       (499)
Provision for taxes                                      1,432        (243)         55
Net income                                                (162)       (153)       (933)
Identifiable assets                                     15,728      12,900      13,528
Non-marketable equity investments (equity method)        5,456       3,952       4,016
Depreciation & amortization                                 --          --          --
Capital expenditures                                        --          --          --

Total
Net Revenue                                            191,465     183,315     217,684
Operating income                                        13,726      19,826      15,682
Interest expense                                         2,637       1,482       1,772
Provision for taxes                                      2,966       6,343       5,749
Net income                                               8,495      12,916       8,180
Identifiable assets                                    150,715     124,860     134,969
Non-marketable equity investments (equity method)        6,168       4,614       4,016
Depreciation & amortization                              5,649       4,735       5,016
Capital expenditures                                     2,683       8,395       2,410

Each operating segment is individually managed and has separate financial results that are reviewed by the Company's managment. Each segment contains closely related products that are unique to the particular segment. There were no changes to the composition of segments in 2006. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The sporting goods segment consists of home entertainment products such as pool tables and accessories; table tennis tables and accessories; soccer and hockey

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

The Company has one customer in the sporting goods segment who accounted for 19%, 22% and 27% of consolidated total revenues in 2006, 2005 and 2004, respectively. No other customers accounted for 10% or more of consolidated revenues. Within the sporting goods segment this customer accounted for 30%, 33% and 42% of total revenues.

As of December 30, 2006, approximately 131 employees of the Company's labor force were covered by a collective bargaining agreement that expires April 30, 2009.

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

Revenues by geographic region/country were as follows:

  In Thousands                             2006           2005           2004
  ------------------------------------------------------------------------------

      North America                   $    162,207   $    153,687   $    177,340
      Europe                                18,220         23,015         34,582
      Other                                 11,038          6,613          5,762
                                      ------------   ------------   ------------
                                      $    191,465   $    183,315   $    217,684
                                      ============   ============   ============

Revenues are attributed to country based on location of customer and are for continuing operations.

Identified assets by geographic region/country were as follows:

  In Thousands                             2006           2005           2004
  ------------------------------------------------------------------------------

      North America                   $    122,325   $    100,908   $    101,422
      Europe                                28,390         23,952         33,547
                                      ------------   ------------   ------------
                                      $    150,715   $    124,860   $    134,969
                                      ============   ============   ============

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 16 --   Summary of Quarterly Results

In thousands, except per share data (unaudited)     March 25        July 15       October 7    December 30
-----------------------------------------------------------------------------------------------------------
2006
       Net sales                                  $     32,800   $     48,949   $     65,583   $     44,133
       Operating income                                  2,347          2,957          5,910          2,512
       Net income                                        1,724          1,188          2,992          2,591
       Basic earnings per share                   $       0.13   $       0.09   $       0.23   $       0.20


In thousands, except per share data (unaudited)     March 19        July 9        October 1    December 31
-----------------------------------------------------------------------------------------------------------
2005
       Net sales                                  $     29,782   $     47,551   $     63,557   $     42,425
       Operating income                                  1,748          3,899          8,474          5,705
       Net income                                        1,238          2,431          5,864          3,383
       Basic earnings per share                   $       0.09   $       0.19   $       0.45   $       0.26


Note 17 --   Acquisitions

All of the Company's acquisitions have been accounted for using the purchase method of accounting.

2006

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

            (All amounts in thousands)                         Amount

              Current assets                                  $  2,865
              Property, plant & equipment                           50
              Other assets                                         112
              Goodwill                                           4,767
                                                              --------
                    Total assets acquired                        7,794

              Current liabilities                                 (654)
                                                              --------
                    Net assets acquired                       $  7,140
                                                              ========


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

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


facilities. The purchase price exceeded the estimated fair market value of the assets acquired resulting in Goodwill of $2.2 million. The Goodwill recorded will not be deductible for income tax purposes. The estimated fair market value of the assets acquired and liabilities assumed as of the date of acquisition are as follows:

            (All amounts in thousands)                            Amount

              Current assets                                     $  1,383
              Property, plant & equipment                             177
              Other assets                                            493
              Goodwill                                              2,238
                                                                 --------
                    Total assets acquired                           4,291

              Current liabilities                                  (1,913)
                                                                 --------
                    Net assets acquired                          $  2,378
                                                                 ========


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

            (All amounts in thousands)                            Amount

              Current assets                                     $  3,358
              Property, plant & equipment                              67
              Patent & other intangibles                           15,447
                                                                 --------
                    Net assets acquired                          $ 18,872
                                                                 ========

The following table presents unaudited pro forma financial information as if the Carolina Archery acquisition described above had occurred at the beginning of the respective periods:

                                                                                    Year ended
                                                                     ---------------------------------------
     (In Thousands Except Per Share Amounts)                           December 30, 2006  December 31, 2005
     ------------------------------------------------------------------------------------------------------
     Net revenue:
           Net revenue excluding Carolina Archery Products
               acquisition                                               $      183,426     $    183,315
           Net revenue of Carolina Archery Products                              10,491            8,500
           Consolidation adjustment                                                  --               --
                                                                         --------------     ------------
           Pro forma net revenues                                        $      193,917     $    191,815
                                                                         ==============     ============

     Net income:
           Net income excluding Carolina Archery Products
               acquisition                                               $        7,679     $     12,916
           Net income of Carolina Archery Products                                2,558            2,176
           Consolidation adjustment                                                (940)            (762)
                                                                         --------------     ------------
           Pro forma net income                                          $        9,297     $     14,330
                                                                         ==============     ============

     Basic earning per share:
           Excluding Carolina Archery Products acquisition               $         0.59     $       0.99
           Carolina Archery Products                                               0.20             0.17
           Consolidation adjustment                                               (0.07)           (0.06)
                                                                         --------------     ------------
           Pro forma basic earnings per share                            $         0.71     $       1.10
                                                                         ==============     ============

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The consolidation adjustment in the above tables reflects the amortization of patents and other intangible assets over the expected economic lives.

2005

On February 28, 2005, Escalade Sports acquired substantially all of the assets of ChildLife, Inc., a manufacturer of premium residential play systems. The total purchase price was $3,272 thousand and included inventory, a consulting agreement, machinery and tooling, customer lists, and a noncompete agreement. The customer lists and non-compete agreement are being amortized over a five year period, and the consulting agreement is being amortized over a one year period.

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


Note 18 -- Commitments and Contingencies

At December 30, 2006, the Company had standby letters of credit issued by a bank in the amount of $500 thousand.

Additionally, the Company has obtained a letter of credit for the benefit of a certain mortgage holder. At December 30, 2006, the balance of the letter of credit was $2,734 thousand. It is to be used in the event of a default in either interest or principal payments.

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

The Company has entered into various agreements whereby it is required to make royalty and license payments. At December 30, 2006, the Company had future estimated minimum non-cancelable royalty and license payments as follows:

                   In Thousands                    Amount
                   ------------------------------------------

                   2007                           $   562
                   2008                               462
                   2012 and beyond                    100
                                                  -------
                                                  $ 1,124
                                                  =======

                     ESCALADE, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 19 -- Subsequent Events

In February 2007, the Company purchased substantially all of the assets of Trophy Ridge, LLC, which manufactures and sells premium archery accessories under the Trophy Ridge brand name. The Trophy Ridge brand name has significant appeal in the sports enthusiast market place and will be used to further expand distribution of the Company's archery accessory products. The Trophy Ridge operation will be relocated and consolidated into the Company's existing archery operations in the Gainesville, Florida plant. The operating results of Trophy Ridge will be included in the Sporting Goods segment results from the date of acquisition. The purchase price of $3.8 million was paid in Cash. Contingent on the achievement of certain performance criteria, the Company may be obligated to pay an addition $1.0 million over a two year period from the date of acquisition. The estimated fair market value of the assets acquired as of the date of acquisition is as follows:

        (Amounts in thousands)                          Amount

          Current assets                               $  1,083
          Property, plant & equipment                       170
          Other assets                                      125
          Patents & Trademarks                            2,376
                                                       --------
                Net assets acquired                    $  3,754
                                                       ========

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

  /s/ BLAINE E. MATTHEWS, JR.          Director                    March 9, 2007
  ----------------------------
  Blaine E. Matthews, Jr.

  /s/ EDWARD E. WILLIAMS               Director                    March 9, 2007
  ----------------------------
  Edward E. Williams

  /s/ RICHARD D. WHITE                 Director                    March 9, 2007
  ----------------------------
  Richard D. White

  /s/ GEORGE SAVITSKY                  Director                    March 9, 2007
  ----------------------------
  George Savitsky

  /s/ RICHARD BAALMANN                 Director                    March 9, 2007
  ----------------------------
  Richard Baalmann

  /s/ DANIEL A. MESSMER                President and Chief         March 9, 2007
  ----------------------------         Executive Officer
  Daniel A. Messmer                    (Principal Executive Officer)

  /s/ TERRY FRANDSEN                   Chief Financial Officer,    March 9, 2007
  ----------------------------         Secretary and Treasurer
  Terry Frandsen                       (Principal Financial and
                                       Accounting Officer)