Form 10-Q
period 2007-03-24
ESCALADE INC
filed 2007-04-13
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 24, 2007

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
                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at April 12, 2007
     --------------------              -----------------------------
     Common, no par value                         12,974,486

                                      INDEX


                                                                            Page
                                                                             No.

Part I.  Financial Information:

Item 1 - Financial Statements:

         Consolidated Condensed Balance Sheets as of March 24, 2007,
         March 25, 2006, and December 30, 2006                                3

         Consolidated Condensed Statements of Income for the Three Months
         Ended March 24, 2007 and March 25, 2006                              4

         Consolidated Condensed Statements of Comprehensive Income
         for the Three Months Ended March 24, 2007 and March 25, 2006         4

         Consolidated Condensed Statements of Cash Flows for the Three
         Months Ended March 24, 2007 and March 25, 2006                       5

         Notes to Consolidated Condensed Financial Statements                 6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8

Item 3 - Quantitative and Qualitative Disclosures about Market Risk          11

Item 4 - Controls and Procedures                                             11

Part II. Other Information

Item 2 - Issuer Purchases of Equity Securities                               12

Item 6 - Exhibits                                                            13

         Signatures                                                          13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands except share information)

                                                             March 24,        March 25,       December 30,
                                                               2007             2006             2006
                                                           -------------    -------------    -------------
                                                           (Unaudited)       (Unaudited)       (Audited)
ASSETS
Current Assets:
    Cash and cash equivalents                              $          37    $       2,094    $       3,829
    Receivables, less allowance of
         $1,440; $2,229; and
         $1,559; respectively                                     31,416           26,394           33,590
    Inventories                                                   35,595           36,584           32,232
    Prepaid expenses                                               3,352            1,524            2,085
    Deferred income tax benefit                                      968            1,283              733
    Income Tax Receivable                                          1,556            1,132            2,001
                                                           -------------    -------------    -------------
TOTAL CURRENT ASSETS                                              72,924           69,011           74,470

Property, plant and equipment, net                                20,673           21,080           20,657
Intangible assets                                                 22,551            6,541           20,608
Goodwill                                                          24,992           21,759           25,027
Investments                                                       10,298            7,767            9,011
Interest rate swap                                                   197              247              239
Other assets                                                         147            1,606              703
                                                           -------------    -------------    -------------
                                                           $     151,782    $     128,011    $     150,715
                                                           =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                          $       9,586    $           5    $      10,336
    Current portion of long-term debt                                 --              906               --
    Trade accounts payable                                         4,142            5,109            3,350
    Accrued liabilities                                           21,609           18,270           27,659
                                                           -------------    -------------    -------------
TOTAL CURRENT LIABILITIES                                         35,337           24,290           41,345

Other Liabilities:
    Long-term debt                                                31,878           26,016           22,609
    Deferred compensation                                          1,005            1,378            1,046
                                                           -------------    -------------    -------------
TOTAL LIABILITIES                                                 68,220           51,684           65,000

Stockholders' equity:
Preferred stock:
    Authorized 1,000,000 shares; no par
         value, none issued
Common stock:
    Authorized 30,000,000 shares; no par
        value, issued and outstanding -
        13,008,198; 13,028,940; and 13,039,457;
        shares respectively                                       13,008           13,029           13,039
Retained Earnings                                                 66,956           62,106           69,194
Accumulated other comprehensive income                             3,598            1,192            3,482
                                                           -------------    -------------    -------------
                                                                  83,562           76,327           85,715
                                                           -------------    -------------    -------------
                                                           $     151,782    $     128,011    $     150,715
                                                           =============    =============    =============

See notes to Consolidated Condensed Financial Statements.


ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(All amounts in thousands, except per share amounts)(Unaudited)

                                                                                Three Months Ended
                                                                          -------------------------------
                                                                          March 24, 2007   March 25, 2006
                                                                          --------------   --------------
Net Sales                                                                 $       33,467   $       32,800

Costs, expenses and other income:
   Cost of products sold                                                          22,455           22,048
   Selling, general and administrative expenses                                    8,708            8,405
                                                                          --------------   --------------
Operating income                                                                   2,304            2,347

Interest expense, net                                                               (517)            (254)
Other income (expense)                                                              (421)             (65)
                                                                          --------------   --------------
Income before income taxes                                                         1,366            2,028

Provision for income taxes                                                           269              304
                                                                          --------------   --------------

Net income                                                                $        1,097   $        1,724
                                                                          ==============   ==============

Per Share Data:
   Basic earnings per share                                               $         0.08   $         0.13
   Diluted earnings per share                                             $         0.08   $         0.13
   Cash dividend paid                                                     $         0.22   $         0.20



CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Net income                                                                $        1,097   $        1,724

Unrealized gain on marketable equity securities
   available for sale, net of tax of
   $(45) and $(97), respectively                                                      68              146

Foreign currency translation adjustment                                               72               53

Unrealized gain (loss) on interest rate swap
   agreement net of tax of $18 and $(29),
   respectively                                                                      (27)              43
                                                                          --------------   --------------

Comprehensive income                                                      $        1,210   $        1,966
                                                                          ==============   ==============

See notes to Consolidated Condensed Financial Statements.


ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(All amounts in thousands) (Unaudited)


                                                                 Three Months Ended
                                                           -------------------------------
                                                           March 24, 2007   March 25, 2006
                                                           --------------   --------------
Operating Activities:
   Net income                                              $        1,097   $        1,724
   Depreciation and amortization                                    1,061              933
   Gain on disposal of property and equipment                         (52)              --
   Employee stock-based compensation                                   95              130
   Adjustments necessary to reconcile net income to
       net cash provided (used) by operating activities            (6,418)            (485)
                                                           --------------   --------------
   Net cash provided (used) by operating activities                (4,217)           2,302
                                                           --------------   --------------

Investing Activities:
   Purchase of property and equipment                                (353)          (1,263)
   Acquisition of assets                                           (3,627)          (7,436)
   Proceeds from sale of property and equipment                       141               --
   Proceeds from reduction in life insurance                          306               --
   Investment in marketable securities available for
       sale                                                        (1,090)              --
                                                           --------------   --------------
   Net cash used by investing activities                           (4,623)          (8,699)
                                                           --------------   --------------

Financing Activities:
   Net increase in notes payable                                    8,519            7,928
   Proceeds from exercise of stock options                            129              440
   Purchase of common stock                                          (453)            (227)
   Dividends paid                                                  (2,872)          (2,606)
                                                           --------------   --------------
   Net cash provided by financing activities                        5,323            5,535
                                                           --------------   --------------
Effect of exchange rate changes on cash                              (275)             (61)
                                                           --------------   --------------
Net (decrease) increase in cash and cash equivalents               (3,792)            (923)
Cash and cash equivalents, beginning of period                      3,829            3,017
                                                           --------------   --------------
Cash and cash equivalents, end of period                   $           37   $        2,094
                                                           ==============   ==============

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note A - Basis of Presentation
--------------------------------------------------------------------------------

The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The condensed consolidated balance sheet of the Company as of December 30, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2006 filed with the Securities and Exchange Commission.


Note B - Seasonal Aspects
--------------------------------------------------------------------------------

The results of operations for the three-month periods ended March 24, 2007 and March 25, 2006 are not necessarily indicative of the results to be expected for the full year.


Note C - Inventories
--------------------------------------------------------------------------------

                                     March 24,       March 25,       December 30,
    (All amounts in thousands)         2007            2006             2006
                                  --------------   --------------   --------------
    Raw materials                 $       10,054   $        8,754   $        7,786
    Work in progress                       6,910            6,452            6,021
    Finished goods                        18,631           21,378           18,425
                                  --------------   --------------   --------------
                                  $       35,595   $       36,584   $       32,232
                                  ==============   ==============   ==============

Note D - Income Taxes and Change in Accounting Principle
--------------------------------------------------------------------------------

The provision for income taxes was computed based on financial statement income.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which became effective for the Company on December 31, 2006. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has resulted in a transition adjustment reducing beginning retained earnings by $264 thousand; $164 thousand in taxes and $100 thousand in interest. If recognized, the tax portion of the adjustment would affect the effective tax rate. Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company's financial statements. Tax returns for all years after 2002 are subject to future examination by tax authorities.


Note E - Earnings Per Share
--------------------------------------------------------------------------------

The shares used in computation of the Company's basic and diluted earnings per common share are as follows:

                                                                                    3 Months Ended
                                                                          -------------------------------
    All amounts in thousands                                              March 24, 2007   March 25, 2006
    -------------------------------------------------------------         --------------   --------------
    Weighted average common shares outstanding                                    13,034           12,979
    Dilutive effect of stock options                                                  16               59
                                                                          --------------   --------------
    Weighted average common shares outstanding, assuming dilution                 13,050           13,038
                                                                          ==============   ==============

    Number of anti-dilutive stock options                                            462              621


Note F - Dividend Payment
--------------------------------------------------------------------------------

On March 16, 2007, the Company paid a dividend of $0.22 per common share to all shareholders of record on March 9, 2007. The total amount of the dividend was approximately $2.9 million and was charged against retained earnings.


Note G - Segment Information
--------------------------------------------------------------------------------

                                                           As of and for the Three Months
                                                               Ended March 24, 2007
                                            --------------------------------------------------------
                                              Sporting        Office
    In thousands                                Goods        Products         Corp.          Total
    -------------------------------------   ------------   ------------   ------------   -----------
    Revenues from external customers        $     20,457   $     13,010   $         --   $     33,467
    Operating income(loss)                           916          2,151           (763)         2,304
    Net income (loss)                                 43          1,286           (232)         1,097
    Total assets                            $     93,723   $     45,569   $     12,490   $    151,782



                                                           As of and for the Three Months
                                                               Ended March 25, 2006
                                            --------------------------------------------------------
                                              Sporting        Office
    In thousands                                Goods        Products         Corp.          Total
    -------------------------------------   ------------   ------------   ------------   -----------
    Revenues from external customers        $     19,884   $     12,916   $         --   $     32,800
    Operating income(loss)                           525          2,414           (592)         2,347
    Net income (loss)                                 50          1,584             90          1,724
    Total assets                            $     74,150   $     42,305   $     11,556   $    128,011

Note H - Acquisition
--------------------------------------------------------------------------------

In February 2007, the Company purchased substantially all of the assets of Trophy Ridge, LLC, which manufactures and sells premium archery accessories under the Trophy Ridge brand name. The Trophy Ridge brand name has significant appeal in the sports enthusiast market place and will be used to further expand distribution of the Company's archery accessory products. The Trophy Ridge operation will be relocated and consolidated into the Company's existing archery operations in the Gainesville, Florida plant. The operating results of Trophy Ridge will be included in the Sporting Goods segment results from the date of acquisition. The purchase price of $3.8 million was paid in Cash. Contingent on the achievement of certain performance criteria, the Company may be obligated to pay an additional $1.0 million over a two year period from the date of acquisition. The estimated fair market value of the assets acquired as of the date of acquisition is as follows:

         (Amounts in thousands)                      Amount

         Current assets                          $      1,083
         Property, plant & equipment                      170
         Other assets                                     125
         Patents & Trademarks                           2,376
                                                 ------------
              Net assets acquired                $      3,754
                                                 ============


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

Results of Operations

Consolidated net sales for the first quarter of 2007 were up 2% compared to the same quarter last year. Consolidated gross margins and operating income remained relatively unchanged from the same period last year. However, increased interest and amortization costs resulted in a decline in net income of $627 thousand.

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue:

                                                              Three months ended
                                                      March 24, 2007   March 25, 2006
    ---------------------------------------------     --------------   --------------
    Net revenue                                                100.0%           100.0%
    Cost of products sold                                       67.1%            67.2%
                                                      --------------   --------------
    Gross margin                                                32.9%            32.8%
    Selling, administrative and general expenses                26.0%            25.6%
                                                      --------------   --------------
    Operating income                                             6.9%             7.2%
                                                      ==============   ==============

Consolidated Revenue and Gross Margin

Net revenues in the Sporting Goods business were up 3% in the first quarter compared to last year, primarily due to increased sales in the specialty and dealer channel which increased 74% in the current quarter compared to the same period last year. The bulk of this increase, approximately 62%, came from internal growth in the archery and playground product lines; the remainder came from products acquired during the second quarter of last year. Expanding distribution into the specialty retail and dealer marketplace is a key element in the Company's strategy designed to expand the customer base, increase product offerings and lessen the impact of changes in the Company's mass-market retail customers. Sales to mass-market retail customers were down 25% in the first quarter compared to the same period last year primarily due to a general overall market decline in consumer demand for game room products such as table tennis, billiards and other table games which are primarily sold through mass-market retailers. The Company continues to enjoy strong relationships with its mass-market retail customers, but believes that the general trend of diminishing consumer demand for game room products will result in lower sales to mass-market retail customers in 2007 than was achieved in 2006. Growth in the specialty and dealer channel is expected to compensate for the anticipated decline in the mass-market retail channel so that total Sporting Goods sales in 2007 will be relatively unchanged from the 2006 results.

Net revenues in the Office Products business increased 1% in the first quarter of 2007 compared to the same period last year. A slight decline in North America sales was offset by increased sales in Europe which benefited from a change in exchange rates and is now beginning to realize benefits from the additional resources allocated to sales efforts in the latter half of 2006. Management believes total sales in the Office Products business will be relatively unchanged from the level achieved in 2006.

The consolidated gross margin ratio for the first quarter of 2007 was relatively unchanged from the same quarter last year. However, the gross margin ratio in the Sporting Goods business realized a slight increase over the same period last year due to increased sales in the specialty and dealer channel which has higher overall gross margin ratios than the mass-market retail channel. The gross margin ratio in the Office Products business declined slightly during the quarter as a result of the decline in North America sales which have a higher gross margin ratio than Europe sales. Management anticipates continued improvement in the Sporting Goods gross margin ratio to be offset by continued declines in the Office Products gross margin ratio resulting in little or no change in the overall gross margin ratio for 2007 compared to last year.

Consolidated Selling, General and Administrative Expenses

As a percentage of sales, consolidated selling, general and administrative ("SG&A") costs increased slightly during the first quarter compared to the same period last year because of one-time costs associated with the integration of the Trophy Ridge acquisition into the Sporting Goods business and higher professional fees incurred by Corporate.

Interest Expense and Other Expense

Interest costs in the first quarter of 2007 were higher in comparison to the same quarter in 2006 because of increased debt levels and higher effective interest rates.

The increase in other expense is due primarily to amortization costs associated with acquisitions completed during the second quarter of 2006.

Financial Condition and Liquidity

The Company continues to exhibit strong financial health. Total bank debt increased in the first quarter of 2007 to accommodate the Trophy Ridge acquisition and the payment of a dividend to shareholders. The following schedule summarizes the Company's total bank debt:

                                      March 24,       March 25,        December 30,
In thousands                            2007             2006              2006
------------------------------     --------------   --------------   --------------
Notes payable short-term           $        9,586   $            5   $       10,336
Current portion long-term debt                 --              906               --
Long term debt                             31,878           26,016           22,609
                                   --------------   --------------   --------------
Total bank debt                    $       41,464   $       26,927   $       32,945
                                   ==============   ==============   ==============

As a percentage of stockholders' equity, total bank debt was 50%, 35% and 38% at March 24, 2007, March 25, 2006 and December 30, 2006, respectively. Management believes that it can generate a higher rate of return on shareholder's equity at current debt levels.

During the first quarter of 2007, operations used $4.2 million in cash primarily due to reductions in accounts payable and accrued liabilities. In addition to funding operations, the Company used $3.8 million in cash to acquire the assets of Trophy Ridge, $2.9 million to pay a dividend to shareholders, and invested $1.1 million in marketable equity securities available for sale. Funding came primarily from borrowings on the Company's revolving debt facilities.

The Company funds working capital requirements through operating cash flows and revolving credit agreements with its bank. The Company's relationship with its primary lending bank remains strong and the Company expects to have access to the same level of revolving credit that was available in 2006. In addition, the Company believes it can quickly reach agreement to increase available credit should the need arise.

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

A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company's foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes could have resulted in a material impact on income before taxes for the three months ended March 24, 2007.

A substantial portion of the Company's debt is based on U.S. prime and LIBOR interest rates. In an effort to lock-in current low rates and mitigate the risk of unfavorable interest rate fluctuations the Company has entered into an interest rate swap agreement. This agreement effectively converted a portion of its variable rate debt into fixed rate debt.

An adverse movement of equity market prices would have an impact on the Company's long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At March 24, 2007 the aggregate carrying value of long-term marketable equity securities was $4.0 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.


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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2007.

There have been no changes to the Company's internal control over financial reporting that occurred since the beginning of the Company's first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.  OTHER INFORMATION

Item 1.  Not Required.

Item 2. (c) ISSUER PURCHASES OF EQUITY SECURITIES

-----------------------------------------------------------------------------------------------------------------------
                                                                                                       (d) Maximum
                                                                             (c) Total Number            Number (or
                                                                               of Shares (or            Approximate
                                           (a) Total                          Units) Purchased        Dollar Value) of
                                             Number                               as Part            Shares (or Units)
                                           of Shares      (b) Average Price     of Publicly           that May Yet Be
                                           (or Units)      Paid per Share      Announced Plans      Purchased Under the
Period                                     Purchased          (or Unit)          or Programs         Plans or Programs
------------------------------------- ------------------ -------------------- -------------------- --------------------
Shares purchases prior to
     12/30/2006 under the current
     repurchase program.                    482,438              $9.46              482,438            $ 2,654,811
------------------------------------- ------------------ -------------------- -------------------- --------------------

First quarter purchases:
------------------------------------- ------------------ -------------------- -------------------- --------------------
12/31/2006 - 01/27/2007                        None               None            No Change              No Change
------------------------------------- ------------------ -------------------- -------------------- --------------------
01/28/2007 - 02/24/2007                       7,984              $9.33              490,422              2,580,353
------------------------------------- ------------------ -------------------- -------------------- --------------------
03/01/2007 - 03/24/2007                      39,970              $9.46              530,392              2,202,058
------------------------------------- ------------------ -------------------- -------------------- --------------------
Total share purchases under the
     current program                        530,392              $9.46              530,392            $ 2,202,058
------------------------------------- ------------------ -------------------- -------------------- --------------------

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

Item 3, 4 and 5 Not Required.

Item 6.  Exhibits

         (a)      Exhibits

                  Number    Description
                  ------    ---------------------------------------------------
                   3.1      Restatement of Articles of Incorporation for
                            Escalade, Incorporated.

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



                                       ESCALADE, INCORPORATED


Date:  April 12, 2007                  /s/ TERRY D. FRANDSEN
                                       -----------------------------------------
                                       Interim CEO, Vice President and
                                       Chief Financial Officer