Form 10-Q
period 2007-06-30
ESCALADE INC
filed 2007-08-03
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 14, 2007
Commission File Number 0-6966

ESCALADE, INCORPORATED
(Exact name of registrant as specified in its charter)

Indiana	13-2739290
(State of incorporation)	(I.R.S. EIN)

817 Maxwell Ave, Evansville, Indiana	47711
(Address of principal executive office)	(Zip Code)

812-467-1334
(Registrant’s Telephone Number)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes    ☐   No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2007

Common, no par value	12,984,714

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands except share information)

	July 14, 2007	July 15, 2006	December 30, 2006

	(Unaudited)	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,969	$1,000	$3,829
Receivables, less allowance of $1,167; $2,311; and $1,559; respectively	33,700	31,897	33,590
Inventories	40,823	44,630	32,232
Prepaid expenses	2,662	1,793	2,085
Deferred income tax benefit	899	1,344	733
Income tax receivable	550	2,592	2,001

TOTAL CURRENT ASSETS	80,603	83,256	74,470
Property, plant and equipment, net	20,625	20,808	20,657
Intangible assets	21,710	21,758	20,608
Goodwill	25,275	24,628	25,027
Investments	10,518	6,752	9,011
Interest rate swap	146	322	239
Other assets	328	1,499	703

	$159,205	$159,023	$150,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$12,129	$19,033	$10,336
Trade accounts payable	5,693	7,688	3,350
Accrued liabilities	21,089	20,577	27,659

TOTAL CURRENT LIABILITIES	38,911	47,298	41,345
Other Liabilities:
Long-term debt	32,271	32,530	22,609
Deferred compensation	1,033	1,003	1,046

	72,215	80,831	65,000
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 12,984,714; 13,024,839; and 13,039,457; respectively	12,985	13,025	13,039
Retained earnings	69,492	63,201	69,194
Accumulated other comprehensive income	4,513	1,966	3,482

	86,990	78,192	85,715

	$159,205	$159,023	$150,715

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	July 14, 2007	July 15, 2006	July 14, 2007	July 15, 2006

Net sales	$50,530	$48,949	$83,997	$81,749
Costs, expenses and other income:
Cost of products sold	33,456	33,613	55,911	55,661
Selling, general and administrative expenses	11,830	12,379	20,538	20,784

Operating income	5,244	2,957	7,548	5,304
Interest expense, net	(952)	(810)	(1,469)	(1,064)
Other expense	(646)	(190)	(1,067)	(255)

Income before income taxes	3,646	1,957	5,012	3,985
Provision for income taxes	1,211	769	1,480	1,073

Net income	$2,435	$1,188	$3,532	$2,912

Per Share Data:
Basic earnings per share	$0.19	$0.09	$0.27	$0.22
Diluted earnings per share	$0.19	$0.09	$0.27	$0.22
Cash dividend paid	—	—	$0.22	$0.20

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Net income	$2,435	$1,188	$3,532	$2,912
Unrealized gain (loss) on securities available for sale, net of tax of $(69), $172, $(89) and $75, respectively	240	(259)	307	(113)
Foreign currency translation adjustment	708	984	784	1,037
Unrealized gain (loss) on interest rate swap agreement, net of tax of $10, $(33), $17 and $(61), respectively	(33)	49	(60)	92

Comprehensive income	$3,350	$1,962	$4,563	$3,928

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six Months Ended

	July 14, 2007	July 15, 2006

Operating Activities:
Net income	$3,532	$2,912
Depreciation and amortization	2,913	2,733
Adjustments necessary to reconcile net income to net cash used by operating activities	(11,236)	(6,700)

Net cash used by operating activities	(4,791)	(1,055)
Investing Activities:
Purchase of property and equipment	(1,273)	(1,416)
Proceeds from asset disposition	170	—
Retirement of life insurance policies	400	—
Acquisition of assets	(3,624)	(28,710)

Net cash used by investing activities	(4,327)	(30,126)
Financing Activities:
Net increase in notes payable	11,454	31,914
Proceeds from exercise of stock options	133	1,244
Director fees paid by issuing stock	122	141
Purchase of common stock	(803)	(1,376)
Dividends paid	(2,866)	(2,604)

Net cash provided by financing activities	8,040	29,319

Effect of exchange rate changes on cash	(782)	(155)

Net decrease in cash and cash equivalents	(1,860)	(2,017)
Cash and cash equivalents, beginning of period	3,829	3,017

Cash and cash equivalents, end of period	$1,969	$1,000

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Condensed Consolidated Financial Statements - The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting.  All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements.  The condensed consolidated balance sheet of the Company as of December 30, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2006 filed with the Securities and Exchange Commission.

Accounting Standards Implemented in 2007 – Effective December 30, 2006, Escalade adopted FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes (SFAS 109). See Note E for information relating to the implementation of this interpretation and other required disclosures pertaining to uncertain tax positions.

Accounting Standards to Be Implemented – In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). This statement permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 requires additional disclosures related to the fair value measurements included in the financial statements. This statement is effective on January 1, 2008 for Escalade and the company is currently in the process of evaluating the impact of this statement on the consolidated financial statements.

Note B - Seasonal Aspects

The results of operations for the six-month periods ended July 14, 2007 and July 15, 2006 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

(All amounts in thousands)	July 14, 2007	July 15, 2006	December 30, 2006

Raw materials	$10,790	$10,642	$7,786
Work in progress	8,490	8,456	6,021
Finished goods	21,543	25,532	18,425

	$40,823	$44,630	$32,232

Note D – Notes Payable

On May 18, 2007, the Company executed an amendment to the revolving term agreement extending the maturity date of the credit facility to May 31, 2012 and revising the current available borrowing limit to $30 million with annual reductions of $5 million beginning May 31, 2008. The Euro 3.0 million ($4.1 million) revolving term loan limit was unchanged. All other terms and conditions of the agreement were unchanged. As of July 14, 2007 the outstanding balance on these revolving term loans was $26.7 million and Euro 2.1 million ($2.9 million).

Note E - Income Taxes

The provision for income taxes was computed based on financial statement income.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on December 31, 2006. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 during the first quarter of 2007 has resulted in a transition adjustment reducing beginning retained earnings by $264 thousand; $164 thousand in taxes and $100 thousand in interest. If recognized, the tax portion of the adjustment would affect the effective tax rate. Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. Tax returns for all years after 2002 are subject to future examination by tax authorities.

Note F – Employee Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of SFAS No. 123R Share-Based Payments (“SFAS 123R”).

At the Annual Shareholder meeting in April 2007, the Escalade, Incorporated 2007 Incentive Plan (“2007 Inventive Plan”) was approved as a replacement for the 1997 Incentive Stock Option Plan and the 1997 Director Stock Compensation and Option Plan which expired at the end of April 2007. All options issued and outstanding under the expired plans will remain in effect until exercised, expired or forfeited.

During the three months ended July 14, 2007 and pursuant to the 2007 Incentive Plan, the Company awarded 6,524 stock options and 7,500 restricted stock units to directors and 105,250 restricted stock units to employees. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. The restricted stock units awarded to the directors vest after one year following the grant date. The restricted stock units awarded to employees vest at the end of three years conditioned on the achievement of specified market conditions. The number of shares issued to employees can range between 75% and 150% of the award amount depending on the outcome of specified performance criteria. Restricted stock awards are subject to forfeiture if on the vesting date the employee is not employed or the director no longer holds a position with the Comapany.

The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted and Monte Carlo techniques to determine the fair value of restricted stock units granted with market conditions attached to vesting.

For the three months and six months ended July 14, 2007 the company recognized stock based compensation expense of $295 thousand and $391 thousand, respectively. Stock based compensation expense for the three months and six months ended July 15, 2006 was $297 thousand and $428 thousand, respectively. During the three months ended July 14, 2007 the Company recognized $122 thousand in compensation costs associated with the accelerated vesting of stock options held by Mr. Messmer, former President and CEO of the Company who passed away unexpectedly in April 2007.

At July 14, 2007, there was $1.3 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note G - Segment Information

	As of and for the Three Months Ended July 14, 2007

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$34,113	$16,417	$—	$50,530
Operating income (loss)	3,482	2,820	(1,058)	5,244
Net income (loss)	1,693	2,020	(1,278)	2,435

	As of and for the Six Months Ended July 14, 2007

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$54,570	$29,427	$—	$83,997
Operating income (loss)	4,398	4,972	(1,822)	7,548
Net income (loss)	1,736	3,572	(1,776)	3,532
Total assets	$99,846	$46,693	$12,666	$159,205

	As of and for the Three Months Ended July 15, 2006

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$33,176	$15,773	$—	$48,949
Operating income (loss)	2,397	2,120	(1,560)	2,957
Net income (loss)	731	987	(530)	1,188

	As of and for the Six Months Ended July 15, 2006

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$53,060	$28,689	$—	$81,749
Operating income (loss)	2,922	4,534	(2,152)	5,304
Net income (loss)	781	2,571	(440)	2,912
Total assets	$101,517	$47,589	$9,917	$159,023

Note H - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended

All amounts in thousands	July 14, 2007	July 15, 2006	July 14, 2007	July 15, 2006

Weighted average common shares outstanding	12,974	13,039	13,000	13,013
Dilutive effect of stock options and restricted stock units	13	43	13	40

Weighted average common shares outstanding, assuming dilution	12,987	13,082	13,013	13,053

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2007 and 2006 was 562,319 and 416,800, respectively.

Note I – Dividend Payment

On March 16, 2007, the Company paid a dividend of $0.22 per common share to all shareholders of record on March 9, 2007. The total amount of the dividend was approximately $2.9 million and was charged against retained earnings.

Note J - Acquisitions

In February 2007, the Company purchased substantially all of the assets of Trophy Ridge, LLC, which manufactures and sells premium archery accessories under the Trophy Ridge brand name.  The Trophy Ridge brand name has significant appeal in the sports enthusiast market place and will be used to further expand distribution of the Company’s archery accessory products.  The Trophy Ridge operation has been relocated and consolidated into the Company’s existing archery operations in the Gainesville, Florida plant.  The operating results of Trophy Ridge will be included in the Sporting Goods segment results from the date of acquisition.  The purchase price of $3.8 million was paid in Cash.  Contingent on the achievement of certain performance criteria, the Company may be obligated to pay an additional $1.0 million over a two year period from the date of acquisition.  The estimated fair market value of the assets acquired as of the date of acquisition is as follows:

(Amounts in thousands)	Amount

Current assets	$1,083
Property, plant & equipment	170
Other assets	125
Patents & Trademarks	2,376

Net assets acquired	$3,754

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Net revenues for the second quarter and first half of fiscal 2007 increased 3.2% and 2.7%, respectively, over the same periods last year. Revenues grew in both the Sporting Goods and Office Products business segments. Operating profits were up 77.5% and 42.3% in the second quarter and first half of fiscal 2007, respectively, compared to the same periods last year – primarily due to improved operating performance in the Sporting Goods business segment.

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

	Three Months ended		Six Months ended

	July 14, 2007	July 15, 2006	July 14, 2007	July 15, 2006

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	66.2%	68.7%	66.6%	68.1%

Gross margin	33.8%	31.3%	33.4%	31.9%
Selling, administrative and general expenses	23.4%	25.3%	24.4%	25.4%

Operating income	10.4%	6.0%	9.0%	6.5%

Consolidated Revenue and Gross Margin

Sales in the Sporting Goods business increased 2.8% in the second quarter and first half of fiscal 2007 compared to the same periods last year primarily due to increased sales to the specialty market, which includes dealers and specialty sports retailers. Increasing sales to the specialty market is fundamental to the Company’s strategic plans to broaden the customer base and lessen the impact of large mass market retailers. For the three months and six months ended July 14, 2007, sales to the specialty market increased 7.7% and 26.9%, respectively, compared to the same periods last year. Roughly half of the growth in the specialty market came from products acquired by the Company in the second half of last year and during the first quarter of the current year. Nearly all of the growth is associated with archery products where the Company now has significant intellectual property rights. Sales to mass market retailers declined 1.6% and 12.1% for the three months and six months ended July 14, 2007, respectively, compared to last year. The Company continues to enjoy strong relationships with its mass market retail customers, but expects continued sales declines to these customers as a result of a general decline in demand for game tables. Management anticipates that growth in the specialty market will continue to compensate for declines in the mass market resulting in Sporting Goods sales for 2007 that are relatively unchanged from 2006.

Office Products sales, compared to the prior year, were up 4.1% and 2.6% for the second quarter and first half of fiscal 2007, respectively, due primarily to foreign exchange rate gains. Excluding the effects of changes in foreign exchange rates Office Products sales grew 0.4% in the second quarter and declined 1.4% for the first half of 2007 compared to 2006. Increased sales in Europe have been offset by declining sales in North America where the Company’s office product wholesale customers are reporting a general decline in consumer demand. Management believes that total Office Product sales, excluding the effects of changing foreign exchange rates, will remain flat compared to last year through the remainder of fiscal 2007.

The overall gross margin ratio for the second quarter and first half of fiscal 2007 were higher than the same periods last year primary due to the increased sales of Sporting Goods to the specialty market which has higher gross margin ratios than sales to the mass market. The gross margin ratio in the Office Product business was relatively unchanged from the same periods last year. Management anticipates gross margin ratios for the remainder of the year to be roughly equal to the ratios achieved last year with some slight improvement in the gross margin ratio for the Sporting Goods business.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses for the second quarter of fiscal 2007 were down slightly for the second quarter and first half of fiscal 2007 compared to the same periods in fiscal 2006. Management anticipates the ratio of expenses to net sales achieved during the first half of fiscal 2007 to remain relatively unchanged through the remainder of the year.

Interest Expense and Other Expense

Interest costs in the second quarter and first half of fiscal 2007 were higher than the same periods last year due to higher effective interest rates. Management expects this condition to continue through the remainder of fiscal 2007.

Other expenses for the second quarter and first half of fiscal 2007 are significantly higher than the same periods last year due to higher amortization costs associated with intangible property rights acquired in conjunction with the acquisitions completed in the second quarter of fiscal 2006 and the Company’s share of net losses reported by one of the Company’s 50% equity ownership investments. Amortization costs for the remainder of fiscal 2007 will continue to be higher than last year.

Provision for Income Taxes

The effective tax rate for the second quarter (33.2%) is significantly lower than the rate achieved in the same quarter last year (39.3%) due to higher foreign earnings where the Company enjoys significant tax loss carry forwards.  Management believes that the tax rate achieved for the first six months of 2007 (29.5%) is indicative of the overall rate that will be achieved in fiscal 2007.

Financial Condition and Liquidity

The following schedule summarizes the Company’s total debt:

In thousands	July 14, 2007	July 15, 2006	December 30, 2006

Notes payable short-term	$12,129	$19,033	$10,336
Current portion long-term debt	—	—	—
Long term debt	32,271	32,530	22,609

Total debt	$44,400	$51,563	$32,945

Total debt at July 14, 2007 increased $11.5 million from the balance at December 30, 2006 due to increased inventory levels, funding the Trophy Ridge acquisition completed during the first quarter of fiscal 2007, and the payment of $2.9 million in dividends. As a percentage of stockholder’s equity, total bank debt was 51% at July 14, 2007 compared to 38% at December 30, 2006 and 66% at July 15, 2006.

Accounts receivable balances at July 14, 2007 are up slightly over the same period last year due to increased archery sales where extended terms are an industry norm. Inventory balances are slightly lower than last year reflecting continued efforts to keep inventory levels in line with sales volume.

Significant acquisitions completed during the first half of 2006 account for the significant drop in net cash used by investing activities. Spending for property plant and equipment for the first half of 2007 is relatively unchanged from the level experienced in the first half of 2006 and is indicative of what the company expects to spend in the second half of fiscal 2007.

The Company’s working capital requirements are primarily funded from operating cash flows and revolving credit agreements with its banks. The Company’s relationship with its primary lending bank remains strong and the Company expects to have access to the same level of revolving credit that was available in 2006. In addition, the Company believes it can quickly reach agreement to increase available credit should the need arise.

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

A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company’s foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes could have resulted in a material impact on income before taxes for the three months and six months ended July 14, 2007.

A substantial portion of the Company’s debt is based on U.S. prime and LIBOR interest rates. In an effort to lock-in current low rates and mitigate the risk of unfavorable interest rate fluctuations the Company has entered into an interest rate swap agreement. This agreement effectively converted a portion of its variable rate debt into fixed rate debt.

An adverse movement of equity market prices would have an impact on the Company’s long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At July 14, 2007 the aggregate carrying value of long-term marketable equity securities was $4.6 million. Currently, the Company does not employ any hedge programs relative to these investments.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2007.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Not Required.

Item 1A.	Not Required.

Item 2.	(c) ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Shares purchased prior to 03/25/2007 under the current repurchase program.	530,392	$9.46	530,392	$2,547,248
Second quarter purchases:
03/25/2007 – 04/21/2007	37,037	$9.45	567,429	$2,197,350
04/22/2007 – 05/19/2007	None	None	No change	No change
05/20/2007 – 06/16/2007	None	None	No change	No change
06/17/2007 – 07/14/2007	None	None	No change	No change
Total share purchases under the current program	567,429	$9.46	567,429	$2,197,350

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

The annual meeting of the registrant was held on April 27, 2007 at the Company’s facilities in Evansville, Indiana. Proxy materials were circulated on March 27, 2007 and then amended on April 13, 2007 proposing the election of six members to the Board of Directors for a one year term and approval of the Escalade, Incorporated 2007 Incentive Plan.

Shareholders elected the proposed directors by the following vote totals:

	For	Withheld

Robert E. Griffin	10,620,450	370,115
Blaine E. Matthews, Jr.	10,942,344	32,781
Edward E. Williams	10,955,284	48,221
Richard D. White	10,959,684	33,381
George Savitsky	10,957,184	30,881
Richard F. Baalmann, Jr.	10,957,784	35,281

The shareholders approved the Escalade, Incorporated 2007 Incentive Plan with 6,877,155 shares voted in favor of the proposal and 511,787 shares voted against the proposal.

Item 5.	Not Required.

Item 6.	Exhibits

(a)	Exhibits

	Number	Description

	31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.
	31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.
	32.1	Chief Executive Officer Section 1350 Certification.
	32.2	Chief Financial Officer Section 1350 Certification.
	10.1	Escalade, Incorporated 2007 Incentive Plan, incorporated by reference herein from Annex 1 to the Registrant’s 2007 Definitive Proxy Statement.
10.2

Eighth Amendment to Amended and Restated Credit Agreement effective October 24, 2001 by and between Escalade, Incorporated and JPMorgan Chase Bank, NA. The effective date of the Amendment was May 17, 2007. (a)

	10.3	Promissory note between Escalade, Incorporated and JPMorgan Chase Bank, NA dated May 17, 2007. (a)
	10.4	Promissory note between Escalade, Incorporated and JPMorgan Chase Bank, NA dated May 17, 2007. (a)
	10.5	Employment Offer letter dated July 23, 2007 between Mr. Robert Keller and Escalade, Inc. (b)

(a)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2007.
(b)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on July 24, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date: August 2, 2007	/s/ Robert J. Keller

Robert J. Keller
Chief Executive Officer

Date: August 2, 2007	/s/ Terry D. Frandsen

Terry D. Frandsen
Vice President and Chief Financial Officer