Form 10-Q
period 2007-10-06
ESCALADE INC
filed 2007-10-26
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 6, 2007
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2007

Common, no par value	12,671,846

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands except share information)

	October 6, 2007	October 7, 2006	December 30, 2006

	(Unaudited)	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,623	$339	$3,829
Receivables, less allowance of $1,333; $2,391; and $1,559; respectively	46,780	49,517	33,590
Inventories	39,336	40,426	32,232
Prepaid expenses	2,487	2,409	2,085
Deferred income tax benefit	969	1,287	733
Income tax receivable	—	684	2,001

TOTAL CURRENT ASSETS	99,195	94,662	74,470

Property, plant and equipment, net	20,206	20,290	20,657
Intangible assets	20,911	20,895	20,608
Goodwill	25,485	24,708	25,027
Investments	10,325	7,790	9,011
Interest rate swap	107	273	239
Other assets	1,065	2,029	703

	$177,294	$170,647	$150,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$23,749	$24,534	$10,336
Current portion of long-term debt	3,479	—	—
Trade accounts payable	6,867	10,071	3,350
Accrued liabilities	26,162	24,940	27,659
Income tax payable	366	—	—

TOTAL CURRENT LIABILITIES	60,623	59,545	41,345

Other Liabilities:
Long-term debt	27,700	28,020	22,609
Deferred compensation	1,055	1,025	1,046

	89,378	88,590	65,000

Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 12,671,846; 13,029,769; and 13,039,457; respectively	12,672	13,030	13,039
Retained earnings	70,516	66,530	69,194
Accumulated other comprehensive income	4,728	2,497	3,482

	87,916	82,057	85,715

	$177,294	$170,647	$150,715

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	October 6, 2007	October 7, 2006	October 6, 2007	October 7, 2006

Net sales	$60,687	$65,583	$144,684	$147,332

Costs, expenses and other income:
Cost of products sold	45,086	49,023	100,997	104,684
Selling, general and administrative expenses	9,509	10,650	30,047	31,434

Operating income	6,092	5,910	13,640	11,214

Interest expense, net	(714)	(862)	(2,183)	(1,926)
Other income (expense)	595	(310)	(472)	(565)

Income before income taxes	5,973	4,738	10,985	8,723

Provision for income taxes	2,842	1,746	4,322	2,819

Net income	$3,131	$2,992	$6,663	$5,904

Per Share Data:
Basic earnings per share	$0.24	$0.23	$0.51	$0.45
Diluted earnings per share	$0.24	$0.23	$0.51	$0.45
Cash dividend paid	—	—	$0.22	$0.20

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Net income	$3,131	$2,992	$6,663	$5,904

Unrealized gain on securities, net of tax of $(20), $(111), $(220) and $(36), respectively	31	168	338	55

Foreign currency translation adjustment	205	395	989	1,432

Unrealized gain (loss) on interest rate swap agreement, net of tax of $17, $21, $56 and $(40), respectively	(26)	(32)	(86)	60

Comprehensive income	$3,341	$3,523	$7,904	$7,451

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine Months Ended

	October 6, 2007	October 7, 2006

Operating Activities:
Net income	$6,663	$5,904
Depreciation and amortization	4,214	4,553
Adjustments necessary to reconcile net income to net cash used by operating activities	(15,530)	(13,083)

Net cash used by operating activities	(4,653)	(2,626)

Investing Activities:
Purchase of property and equipment	(1,378)	(1,903)
Proceeds from asset disposition	175	—
Retirement of Life Insurance Policies	306	—
Acquisition of assets	(3,623)	(28,619)

Net cash used by investing activities	(4,520)	(30,522)

Financing Activities:
Net increase in notes payable	21,982	32,898
Proceeds from exercise of stock options	140	1,288
Director fees paid by issuing stock	133	141
Purchase of common stock	(3,401)	(1,376)
Dividends paid	(2,866)	(2,604)

Net cash provided by financing activities	15,988	30,347

Effect of exchange rate changes on cash	(1,021)	123

Net increase (decrease) in cash and cash equivalents	5,794	(2,678)
Cash and cash equivalents, beginning of period	3,829	3,017

Cash and cash equivalents, end of period	$9,623	$339

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 30, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2006 filed with the Securities and Exchange Commission.

Accounting Standards Implemented in 2007 – Effective December 31, 2006, Escalade adopted FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes (SFAS 109). See Note E for information relating to the implementation of this interpretation and other required disclosures pertaining to uncertain tax positions.

Accounting Standards to Be Implemented – In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). This statement permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 requires additional disclosures related to the fair value measurements included in the financial statements. This statement is effective on December 30, 2007 for Escalade and the company is currently in the process of evaluating the impact of this statement on the consolidated financial statements.

Note B – Seasonal Aspects

The results of operations for the nine month periods ended October 6, 2007 and October 7, 2006 are not necessarily indicative of the results to be expected for the full year.

Note C – Inventories

(All amounts in thousands)	October 6, 2007	October 7, 2006	December 30, 2006

Raw materials	$9,694	$9,173	$7,786
Work in progress	7,814	7,008	6,021
Finished goods	21,828	24,245	18,425

	$39,336	$40,426	$32,232

Note D – Notes Payable

On May 18, 2007, the Company executed an amendment to the revolving term agreement extending the maturity date of the credit facility to May 31, 2012 and revising the current available borrowing limit to $30 million with annual reductions of $5 million beginning May 31, 2008. The Euro 3.0 million ($4.1 million) revolving term loan limit was unchanged. All other terms and conditions of the agreement were unchanged. As of October 6, 2007 the outstanding balance on these revolving term loans was $25.5 million and Euro 2.1 million ($3.0 million).

Note E – Income Taxes

The provision for income taxes was computed based on financial statement income. During the three months ended October 6, 2007, the Company recorded a one-time charge of $756 thousand related to the repatriation of earnings from its European subsidiary.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on December 31, 2006. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 during the first quarter of 2007 resulted in a transition adjustment reducing beginning retained earnings by $264 thousand; $164 thousand in taxes and $100 thousand in interest. If recognized, the tax portion of the adjustment would affect the effective tax rate. Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. Tax returns for all years after 2002 are subject to future examination by tax authorities.

Note F – Employee Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of SFAS No. 123R Share-Based Payments (“SFAS 123R”).

At the Annual Shareholder meeting in April 2007, the Escalade, Incorporated 2007 Incentive Plan (“2007 Inventive Plan”) was approved as a replacement for the 1997 Incentive Stock Option Plan and the 1997 Director Stock Compensation and Option Plan which expired at the end of April 2007. All options issued and outstanding under the expired plans remain in effect until exercised, expired or forfeited.

During the nine months ended October 6, 2007 and pursuant to the 2007 Incentive Plan, the Company awarded 6,524 stock options and 9,947 restricted stock units to directors and 130,250 restricted stock units to employees. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. The restricted stock units awarded to the directors vest after one year following the grant date. The restricted stock units awarded to employees vest at the end of three years conditioned on the achievement of specified market conditions. The number of shares issued to employees can range between 75% and 150% of the award amount depending on the outcome of specified performance criteria. Restricted stock awards are subject to forfeiture if on the vesting date the employee is not employed or the director no longer holds a position with the Company.

The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted and Monte Carlo techniques to determine the fair value of restricted stock units granted with market conditions attached to vesting.

For the three months and nine months ended October 6, 2007 the company recognized stock based compensation expense of $162 thousand and $552 thousand, respectively. Stock based compensation expense for the three months and nine months ended October 7, 2006 was $298 thousand and $726 thousand, respectively.

At October 6, 2007, there was $1.2 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note G - Segment Information

	For the Three Months Ended October 6, 2007

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$47,403	$13,284	$—	$60,687
Operating income (loss)	4,803	2,091	(802)	6,092
Net income (loss)	3,409	350	(628)	3,131

	As of and for the Nine Months Ended October 6, 2007

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$101,973	$42,711	$—	$144,684
Operating income (loss)	9,201	7,063	(2,624)	13,640
Net income (loss)	5,145	3,922	(2,404)	6,663
Total assets	$108,653	$55,589	$13,052	$177,294

	For the Three Months Ended October 7, 2006

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$51,967	$13,616	$—	$65,583
Operating income (loss)	5,094	1,800	(984)	5,910
Net income	2,051	854	87	2,992

	As of and for the Nine Months Ended October 7, 2006

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$105,027	$42,305	$—	$147,332
Operating income (loss)	8,017	6,334	(3,137)	11,214
Net income (loss)	2,964	3,425	(485)	5,904
Total assets	$112,815	$46,534	$11,298	$170,647

Note H - Earnings Per Share

The shares used in computing the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended

All amounts in thousands	October 6, 2007	October 7, 2006	October 6, 2007	October 7, 2006

Weighted average common shares outstanding	12,889	13,026	12,938	13,007
Dilutive effect of stock options and restricted stock units	13	30	14	33

Weighted average common shares outstanding, assuming dilution	12,902	13,056	12,952	13,040

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2007 and 2006 were 561,843 and 613,800, respectively.

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

Results of Operations

Net sales for the quarter and nine months ended October 6, 2007, were down 7.5% and 1.8%, respectively, over the same periods last year. However, operating income was up 3.1% for the quarter and 21.6% for the nine months ended October 6, 2007, compared to the same periods last year due to improved operating performance in both business segments. Consequently, net income was also up for the quarter and nine months; 4.6% and 12.9%, respectively.

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

	Three Months ended		Nine Months ended

	October 6, 2007	October 7, 2006	October 6, 2007	October 7, 2006

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.3%	74.7%	69.8%	71.1%

Gross margin	25.7%	25.3%	30.2%	28.9%
Selling, administrative and general expenses	15.7%	16.3%	20.8%	21.3%

Operating income	10.0%	9.0%	9.4%	7.6%

Consolidated Revenue and Gross Margin

Third quarter sales in the Sporting Goods business declined 8.8%; primarily due to continued industry-wide erosion in consumer demand for soccer and hockey game tables which are primarily sold through mass retail customers. Poor third quarter sales translated into a 2.9% decline in year-to-date sales compared to the same nine months last year. Sales to mass retail customers declined 11.2% and 11.6% for the quarter and nine months ended October 6, 2007, respectively, compared to the same periods last year. Approximately 84% of this decline is attributable to the declining consumer demand for soccer and hockey tables. The Company continues to enjoy strong relationships with its mass market retail customers and is actively working with them to improve sales. However, there is no expectation that the current declining demand for game tables will abate in the near future. Accordingly, management believes sales to mass retail customers will continue to decline through the remainder of 2007. As a means of lessening reliance on mass retail customers, the Company continues to execute its strategy of expanding distribution in the specialty market which is composed of specialty sporting goods retailers and dealers. Sales to the specialty market grew 10.2% in the third quarter and 20.7% year-to-date compared to the same periods last year. The specialty market now represents 38.2% of the Company’s total year-to-date sporting goods revenues compared to 31.2% for the same period last year. Management anticipates that total 2007 revenues for the Sporting Goods business segment will be relatively unchanged from fiscal 2006.

Compared to the prior year, Office Product sales were down 2.4% for the third quarter but up 1.0% for the nine months ended October 6, 2007. Sales for the nine months declined 7.7% in North America while sales in Europe increased 12.5%. The decline in North America is due primarily to declining demand at the Company’s office product wholesale customers who are experiencing a decline in demand for office machinery. In response, the Office Products business is focused heavily on increasing its specialty dealer base. Because roughly 48% of the Office Products business segment derives its revenues from Europe, it has benefited from the increased strength of the Euro against the US dollar. Excluding the effects of changing exchange rates, revenues from the Office Products business segment decreased 5.5% and 2.7% in the third quarter and nine months ended October 6, 2007, respectively, compared to the same periods last year. Including the effects of changing exchange rates, Management expects total 2007 revenues from the Office Products business segment will be relatively unchanged from the results achieved in 2006.

The overall gross margin ratio for the third quarter was relatively unchanged from last year. However, the year-to-date gross margin ratio is higher than the same period last year due to the higher gross margin ratios associated with expanding sales in the specialty market. Management anticipates the overall gross margin ratio for fiscal 2007 to be slightly better than that achieved in 2006.

Consolidated Selling, General and Administrative Expenses

Total selling, general and administrative expenses declined 10.7% in the third quarter of fiscal 2007 and 4.4% in the nine months ended October 6, 2007 compared to the same periods last year primarily as a result of reduced headcount and compensation costs in both the Sporting Goods and the Office Products business segments. The ratio of total selling, general and administrative costs to total revenues also declined as the Company continues to look for ways to improve profitability. Management anticipates the expense to sales ratio achieved year-to-date in 2007 to be indicative of the overall results for fiscal 2007.

Interest Expense and Other Income (Expense)

Interest costs for the third quarter of fiscal 2007 were lower than the same period last year due to lower average daily total borrowing balances; $44.6 million in fiscal 2007 compared to $55.4 million in fiscal 2006. Year-to-date interest costs are higher due to higher effective interest rates.

During the third quarter of fiscal 2007, the Company recorded a one-time gain of $1.5 million on the sale of “rights of first refusal” to license intellectual property that a third party might develop in the future. This gain was recorded in other income. Excluding this gain, other expense for the quarter and nine months ended October 6, 2007 were higher than the same periods last year due to the Company’s share of net losses reported by one of the Company’s 50% equity ownership investments in the current year.

Provision for Income Taxes

During the third quarter of fiscal 2007, the Company repatriated earnings from its European subsidiary and recorded a tax charge of $756 thousand. Excluding this one-time charge, the effective tax rate for the third quarter and nine months ended October 6, 2007 would have been 34.9% and 32.5%, respectively. These rates are similar to the rates achieved last year and indicative of the overall effective tax rates expected for fiscal 2007 excluding the one-time additional charge.

Financial Condition and Liquidity

The following schedule summarizes the Company’s total debt:

In thousands	October 6, 2007	October 7, 2006	December 30, 2006

Notes payable short-term	$23,749	$24,534	$10,336
Current portion long-term debt	3,479	—	—
Long term debt	27,700	28,020	22,609

Total debt	$54,928	$52,554	$32,945

The increased debt balance at October 6, 2007, compared to last year, is deemed to be a timing issue. Daily average total debt balances for the third quarter of fiscal 2007 were 15% lower than the same quarter in fiscal 2006. Total debt levels at October 6, 2007 are higher than at December 30, 2006 as a result of funding the Trophy Ridge acquisition during the first quarter of fiscal 2007, the payment of a dividend and the repurchase of Company stock. The Company anticipates total debt balances at the end of fiscal 2007 will be slightly less than the balances achieved at the end of fiscal 2006. As a percentage of stockholder’s equity, total bank debt was 62.5% at October 6, 2007, 64.0% at October 7, 2006, and 38.4% at December 30, 2006.

Significant acquisitions completed during the first half of 2006 account for the difference in net cash used by investing activities in 2007 compared to the same period in 2006. Spending on property, plant and equipment for the first nine months of fiscal 2007 was slightly less than the same time period in 2006. During the fourth quarter of fiscal 2007, management expects to purchase Enterprise Resource Planning (ERP) software for implementation in 2008. The total installed system is expected to cost roughly $3 million with most of these costs being incurred in fiscal 2008.

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

A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company’s foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes could have resulted in a material impact on income before taxes for the three months and nine months ended October 6, 2007.

A substantial portion of the Company’s debt is based on U.S. prime and LIBOR interest rates. In an effort to lock-in current low rates and mitigate the risk of unfavorable interest rate fluctuations the Company entered into an interest rate swap agreement. This agreement effectively converted a portion of its variable rate debt into fixed rate debt.

An adverse movement of equity market prices would have an impact on the Company’s long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At October 6, 2007 the aggregate carrying value of long-term marketable equity securities was $4.7 million. Currently, the Company does not employ any hedge programs relative to these investments

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of fiscal 2007.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Not Required.

Item 1A.	Not Required.

Item 2.	(c) ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Shares purchased prior to 07/14/2007 under the current repurchase program.	577,533	$9.30	577,533	$3,000,000
Third quarter purchases:
07/15/2007 – 08/11/2007	None	None	No change	No change
08/12/2007 – 09/08/2007	None	None	No change	No change
09/09/2007 – 10/06/2007	315,000	$8.25	892,533	$401,250
Total share purchases under the current program	892,533	$8.93	892,533	$401,250

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. The repurchase plan has no termination date. There have been no share repurchases that were not part of a publicly announced program. In February 2006 and again in August 2007, the Board of Directors increased the remaining amount on this plan to its original level of $3,000,000.

Item 3, 4 and 5.	Not Required.

Item 6.	Exhibits

(a)	Exhibits

Number	Description

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.
32.1	Chief Executive Officer Section 1350 Certification.
32.2	Chief Financial Officer Section 1350 Certification.
10.1	Employment Offer letter dated July 23, 2007 between Mr. Robert Keller and Escalade, Inc. (a)

(a)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on July 24, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date: October 24, 2007	/s/ Robert J. Keller

Robert J. Keller
Chief Executive Officer

Date: October 24, 2007	/s/ Terry D. Frandsen

Terry D. Frandsen
Vice President and Chief Financial Officer