Form 10-K
period 2007-12-29
ESCALADE INC
filed 2008-03-12
CIK 33488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 29, 2007
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☒

Aggregate market value of common stock held by nonaffiliates of the registrant as of July 14, 2007 based on the closing sale price as reported on the NASDAQ Global Market: $83,606,793

The number of shares of Registrant’s common stock (no par value) outstanding as of February 22, 2008: 12,679,986

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 25, 2008 are incorporated by reference into Part III of this Report.

ESCALADE, INCORPORATED AND SUBSIDIARIES

Part I

ITEM 1 — BUSINESS

General

Escalade, Incorporated (“Escalade” or “Company”) operates in two business segments: sporting goods and office products. Escalade and its predecessors have more than 75 years of manufacturing and selling experience in these two industries.

The following table presents the percentages contributed to Escalade’s net sales by each of its business segments:

	2007	2006	2005

Sporting goods	70%	71%	66%
Office/graphic arts	30%	29%	34%

Total net sales	100%	100%	100%

For additional segment information, see Note 13 – Operating Segment and Geographic Information in the consolidated financial statements.

Sporting Goods

Headquartered in Evansville, Indiana, Escalade Sports manufactures and distributes widely recognized brands in family game room and outdoor sporting goods products through traditional department stores, mass merchandise retailers, and sporting goods specific retailers. Escalade is the world’s largest producer of table tennis tables and the world’s largest unit producer of pool tables in the United States. Some of the Company’s most recognized brands include:

Product Segment	Brand Names

Table Tennis	Ping-Pong®, STIGA®
Pool Tables and Accessories	Mizerak™, Murrey®, Mosconi™, Black Widow™
Basketball Backboards and Goals	Goalrilla™, Goaliath®, Silverback™
Game Tables (Hockey and Soccer)	Harvard Game®, Rhino™, Murrey Game™
Archery	Fred Bear®, Indian Archery®, Jennings®, Carolina Archery Products®
Fitness	The STEP®, USWeight™
Play Systems	ChildLife®, Woodplay®

The largest sporting goods customer is Sears Holdings Corporation (“Sears”), which accounted for 26%, 30% and 33% of total sporting goods revenues in 2007, 2006 and 2005, respectively. On a consolidated basis, Sears accounted for 18%, 19% and 22% of Escalade revenues in 2007, 2006 and 2005, respectively. Escalade Sports has been a preferred supplier of sporting goods products to Sears for more than 30 years, winning numerous awards for delivering outstanding products and service. Although the Company has a long-term supplier relationship with Sears, it does not have any long-term supplier contracts with Sears. Sales to Sears have been declining in recent years, and the Company expects continued declines into the foreseeable future. The Company cannot provide any assurance that Sears will continue to be a significant customer in the future.

Escalade Sports manufactures in the U.S.A. and Mexico; and imports product from China, where the Company employs a number of contract manufacturers.

Certain products produced by Escalade Sports are subject to regulation by the Consumer Product Safety Commission. The Company believes it is in full compliance with all applicable regulations.

Office Products

Operating as Martin Yale, the office products business has a worldwide presence with manufacturing facilities in North America and Europe. Besides the sales offices located at each manufacturing plant, Martin Yale has sales offices in the United Kingdom, France, Spain and China.

Martin Yale products include: data shredders, paper trimmers, paper folding machines, paper drills, collators, bursting machines, letter openers, and office related products such as keyboard drawers and paper hole punches. Martin Yale brands include Martin Yale™, Premier®, Master™, Mead Hatcher™, Intimus®, and Paper Monster®.

Martin Yale products are sold throughout office products retailers, wholesalers and catalog distributors. No single Martin Yale customer accounted for more than 10% of Office Product sales during 2007.

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

In order to meet customer needs, each operating segment conducts its own independent research and development efforts to design new products and enhance already existing products. On a consolidated basis, the Company incurred research and development costs of approximately $2.3 million, $2.2 million and $2.0 million in 2007, 2006 and 2005, respectively.

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

Licenses, Trademarks and Brand Names

The Company has an agreement and contract with Sweden Table Tennis AB for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA® for the United States and Canada. The company also owns several registered trademarks and brand names including but not limited to Ping-Pong®, Fred Bear®, Goalrilla™, The Step®, and Wood Play® which are used in the Sporting Goods business segment and Premier® and Intimus® which are used in the Office Products business segment.

Backlog and Seasonality

Sales are based primarily on standard purchase orders and in most cases orders are shipped within the same month received. Unshipped orders at the end of the fiscal year (backlog), were not material, and therefore not an indicator of future results. Consumer demand for sporting goods is seasonal and driven by holiday season demand. Over the past three years approximately 58% of sporting goods sales came in the second half of the year. The Company expects sporting goods sales to continue to be seasonal in the future. Demand for Office Products has not been seasonal and is not expected to be so in the future.

Employees

The number of employees at December 29, 2007 and December 30, 2006 for each business segment were as follows:

	2007	2006

Sporting Goods
USA	475	460
Mexico	149	169

	624	629

Office/Graphic Arts
USA	111	117
Europe	115	136
Asia	14	9

	240	262

Total	864	891

The International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers AFL-CIO represent hourly rated employees at the Escalade Sports’ Evansville, Indiana factory; approximately 120 employees at December 29, 2007. A 3-year labor contract was negotiated and renewed in April 2006; the new agreement expires on April 30, 2009. Management believes it has satisfactory relations with its employees.

Sources of Supplies

Raw materials for Escalade’s various product lines consist of wood, steel, plastics, fiberglass and packaging. Escalade relies upon suppliers in various countries and upon various third party Asian manufacturers for certain of its game tables and non-security paper shredders. The Company believes that these sources will continue to provide adequate supplies as needed and that all other materials needed for the Company’s various operations are available in adequate quantities from a variety of domestic and foreign sources.

SEC Reports

The Company’s internet site (www.escaladeinc.com) makes available free of charge to all interested parties the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports, as well as all other reports and schedules filed electronically with the Securities and Exchange Commission (the “Commission”), as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission. Interested parties may also find reports, proxy and information statements and other information on issuers that file electronically with the Commission at the Commission’s internet site (http://www.sec.gov).

ITEM 1A — RISK FACTORS

Failure to improve and maintain the quality of internal controls over financial reporting could materially and adversely affect the Company’s ability to provide timely and accurate financial information about the Company, which could harm the Company’s reputation and share price.

The Company’s Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Management cannot be certain that weaknesses and deficiencies in the Company’s internal controls will not arise or be identified or that the Company will be able to correct and maintain adequate controls over financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm operating results or cause failure to meet reporting obligations in a timely and accurate manner. Ineffective internal controls over financial reporting could also cause investors to lose confidence in the Company’s reported financial information, which could adversely affect the trading price of the Company’s common stock.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, Management, including the Chief Executive Officer and Chief Financial Officer, do not expect that disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Sears is our largest customer and accounted for 18%, 19% and 22% of our total consolidated revenues in 2007, 2006 and 2005, respectively. Although the Company has been a preferred supplier of sporting goods products to Sears for more than 30 years and has won numerous awards from Sears for delivering outstanding products and services, the Company has never had a long-term supplier contract with Sears and does not expect to obtain any such contract in the future. In addition, the Company has no control over decisions made by Sears as Sears reshapes its product mix and positioning in the consumer market in ways that have adversely affected our sales to Sears. The Company currently expects that sales to Sears in 2008 will decline significantly and that sales to Sears may further diminish thereafter. The Company cannot provide any assurance that Sears will continue to be a significant customer.

Our business is seasonal and our annual results are dependent on the success of our second half sales.

Our Sporting Goods business is seasonal in nature with the highest sales and operating income historically occurring during the third and fourth fiscal quarters due largely to the holiday selling season. In 2007, approximately 58% of our sporting goods sales came in the second half of the year. Any decrease in our second half sales, whether because of a slow holiday selling season or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

We may pursue strategic acquisitions, which could have an adverse impact on our business.

We may from time to time acquire complementary companies or businesses. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, and operating procedures. If we fail to successfully integrate acquisitions, our business could suffer. In addition, the integration of any acquired business, and their financial results, into ours may adversely affect our operating results. We expect to do additional acquisitions in the future, but we currently do not have any agreements with respect to any such acquisitions.

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

We have operations in Mexico and Europe, and rely on Asian suppliers for various raw materials and products. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, control over product quality and content, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions. Our 2003 acquisition of Schleicher and Company, International AG in Germany and our business relationships in Asia have increased our exposure to these foreign operating risks, which could have an adverse impact on our international income and worldwide profitability.

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

Access to materials, parts and supplies is dependent upon close relationships with our suppliers and our ability to purchase products from our principal suppliers on competitive terms. We do not enter into long-term supply contracts with these suppliers, and we have no current plans to do so in the future. These suppliers are not required to sell to us and are free to change the prices and other terms at which they sell to us. Any deterioration or change in our relationships with, or in the financial condition of our significant suppliers, could have an adverse impact on our ability to procure materials and parts necessary to produce products for sale and distribution. If one of these suppliers terminated or significantly curtailed its relationship with us, or if one of these suppliers ceased operations, we would be forced to expand our relationship with other suppliers, seek out new relationships with other suppliers or risk a loss in market share due to diminished product offerings and availability. Any change in one or more of these suppliers’ willingness or ability to continue to supply us with their products could have an adverse impact on our liquidity, financial position and results of operations.

Our quarterly operating results are subject to fluctuation.

Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or market expectations. Factors that could cause these quarterly fluctuations include the following: international, national and local general economic and market conditions; the size and growth of the overall sporting goods and office products markets; intense competition among manufacturers, marketers, distributors and sellers of our products; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal demand for our products; the size, timing and mix of purchases of our products; fluctuations and difficulty in forecasting operating results; our ability to sustain, manage or forecast our growth and inventories; new product development and introduction; our ability to secure and protect trademarks, patents and other intellectual property; performance and reliability of our products; our customer service; the loss of significant customers or suppliers; our dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in our business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation: exchange rates, import duties, tariffs, quotas and political and economic instability; changes in government regulations; any liability and other claims asserted against us; our ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this Form 10-K and any other filings with the Securities and Exchange Commission.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

At December 29, 2007, the Company operated from the following locations:

Location	Square Footage	Owned or Leased	Use

Sporting Goods
Evansville, Indiana, USA	359,000	Owned	Manufacturing and distribution; sales and marketing; administration
Evansville, Indiana, USA	126,400	Leased	Warehousing
Olney, Illinois, USA	108,500	Leased	Manufacturing and distribution
Gainesville, Florida, USA	154,000	Owned	Manufacturing and distribution
Rosarito, Mexico	66,500	Owned	Manufacturing and distribution
Rosarito, Mexico	82,500	Leased	Manufacturing
Reynosa, Mexico	126,800	Owned	Manufacturing and distribution
Raleigh, N. Carolina, USA	69,800	Leased	Manufacturing and distribution
Jacksonville, Florida, USA	18,000	Leased	Sales and marketing

Office Products
Wabash, Indiana, USA	141,000	Owned	Manufacturing and distribution; sales and marketing; administration
Sanford, N. Carolina, USA	1,600	Leased	Sales and marketing
Markdorf, Germany	70,300	Owned	Manufacturing and distribution; sales and marketing; administration
Paris, France	12,900	Leased	Distribution; sales and marketing
Crawley, UK	8,300	Leased	Sales and marketing
Barcelona, Spain	8,600	Leased	Distribution; sales and marketing

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

ITEM 3 — LEGAL PROCEEDINGS

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded under the symbol “ESCA” on the NASDAQ Global Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the NASDAQ Global Market (formerly the NASDAQ National Market):

Prices	High	Low

2007
Fourth quarter ended December 29, 2007	$9.90	$8.78
Third quarter ended October 6, 2007	9.95	8.06
Second quarter ended July 14, 2007	10.01	8.85
First quarter ended March 24, 2007	10.78	8.98

2006
Fourth quarter ended December 30, 2006	$10.98	$9.69
Third quarter ended October 7, 2006	11.68	9.83
Second quarter ended July 15, 2006	13.74	10.15
First quarter ended March 25, 2006	12.70	10.11

The closing market price on February 22, 2008 was $9.06 per share.

Depending on profitability and cash flows from operations, the Board of Directors anticipates issuing annual dividends and has done so for four consecutive years. Dividends issued/declared over the last three years are as follows:

Record Date	Payment Date	Amount per Common Share

March 17, 2006	March 21, 2006	$0.20
March 9, 2007	March 16, 2007	$0.22
March 14, 2008	March 21, 2008	$0.25

There were approximately 227 holders of record of the Company’s Common Stock at February 22, 2008. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 958.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock with that of the cumulative total return on the NASDAQ US Stock Market Index and the NASDAQ Non-Financial Stocks Index for the five year period ended December 29, 2007. The following information is based on an investment of $100, on January 1, 2002, in the Company’s common stock, the NASDAQ US Stock Market Index and the NASDAQ Non-Financial Stocks Index, with dividends reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	2002	2003	2004	2005	2006	2007

Escalade Common Stock	100	170	134	120	111	97
NASDAQ US Stock Index	100	150	163	166	183	198
NASDAQ Non-Financial Stock Index	100	153	165	169	185	210

The above performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Shares purchases prior to 10/06/2007 under the current repurchase program.	892,533	$8.93	892,533	$401,250

Fourth quarter purchases:
10/07/2007 – 11/03/2007	None	None	None	No Change
11/04/2007 – 12/01/2007	None	None	None	No Change
12/02/2007 – 12/29/2007	None	None	None	No Change

Total share purchases under the current program	892,533	$8.93	892,533	$3,000,000

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In each of February 2005 and 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. The repurchase plan has no termination date and there have been no share repurchases that were not part of a publicly announced program.

ITEM 6 — SELECTED FINANCIAL DATA
(In thousands, except per share data)

At and For Years Ended	December 29, 2007	December 30, 2006	December 31, 2005	December 25, 2004	December 27, 2003

Income Statement Data
Net sales
Sporting goods	$129,788	$136,733	$120,996	$141,644	$134,750
Office and graphic arts products	55,788	54,732	62,319	76,040	81,518
Total net sales	185,576	191,465	183,315	217,684	216,268

Net income	9,255	8,495	12,916	8,180	14,850

Weighted-average shares	12,901	13,012	13,055	12,980	12,968

Per Share Data
Basic earnings per share	$0.72	$0.65	$0.99	$0.63	$1.15
Cash dividends	$0.22	$0.20	$0.15	$0.12	—

Balance Sheet Data
Working capital	31,442	33,125	42,350	36,852	24,657
Total assets	152,016	150,715	124,860	134,969	134,437
Short-term bank debt	13,033	10,336	1,066	11,638	21,568
Long-term bank debt	19,135	22,609	18,487	15,542	15,020
Total stockholders’ equity	91,742	85,715	76,623	71,034	61,283

Fiscal year 2006 was adversely impacted by the completion of a plan to rationalize certain products in the Office Products business. This event is more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal year 2005 was adversely impacted by lower sales to Sears, a major sporting goods customer, and the rationalization of certain products in the Office Products business. These events are more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal year 2004 was negatively impacted by restructuring charges and a goodwill impairment loss.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Escalade, Incorporated (“Escalade” or “Company”) manufactures and distributes products for two industries: Sporting Goods and Office Products. Within these industries the Company has successfully built a market presence in niche markets. This strategy is heavily dependent on expanding the customer base, barriers to entry, brand recognition and excellent customer service. A key strategic advantage is the Company’s established relationships with major customers that allow the Company to bring new products to the market in a cost effective manner while maintaining a diversified product line and wide customer base. In addition to strategic customer relations, the Company has substantial manufacturing and import experience that enable it to be a low cost supplier.

A majority of the Company’s products are in markets that are experiencing low growth rates. Where the Company enjoys a commanding market position, such as table tennis tables in the Sporting Goods segment and paper folding machines in the Office Products segment, revenue growth is expected to be roughly equal to general growth in the economy. However, in markets that are fragmented and where the Company is not the dominant leader, such as archery in the Sporting Goods segment and data security shredders in the Office Products segment, the Company anticipates significant growth. To enhance internal growth, the Company has developed a strategy of acquiring companies or product lines that complement or expand the Company’s product lines. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing company structure. Management believes that key indicators in measuring the success of this strategy are revenue growth, earnings growth and the expansion of channels of distribution. The following table sets forth the percentage growth in revenues and net income over the past three years:

	2007	2006	2005

Net revenue
Sporting Goods	-5.1%	13.0%	-14.6%
Office Products	1.9%	-12.2%	-18.0%
Total	-3.1%	4.4%	-15.8%

Net Income	9.0%	-34.2%	57.9%

Results of Operations

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

	2007	2006	2005

Net revenue	100.0%	100.0%	100.0%
Cost of products sold	70.8%	72.0%	69.7%

Gross margin	29.2%	28.0%	30.3%
Selling, administrative and general expenses	20.8%	20.6%	19.8%
Restructuring costs	0.0%	0.0%	-0.3%
Amortization	1.4%	1.2%	0.6%

Operating income	7.0%	6.2%	10.2%

Consolidated Revenue and Gross Margin

Continued sales declines to mass market retail customers in the Sporting Goods business resulted in an overall decline of 3% in consolidated net revenues for 2007 compared to 2006. These declines in the mass market retail channel offset gains in the specialty retail and dealer channels. Revenues from the Office Products business increased 2% in 2007 compared to 2006 due principally to changes in foreign exchange rates.

The overall gross margin in 2007 increased in comparison to 2006 due to expansion of the Sporting Goods business into the specialty retail and dealer markets which have higher gross margin ratios. The gross margin ratio in the Office Products business declined slightly in 2007 compared to last year, primarily due to the effect of changing foreign exchange rates on the cost of goods sold in North America.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) declined slightly in 2007 compared to 2006 due principally to lower sales; as a ratio of net revenue, SG&A costs were relatively unchanged from the prior year. Lower SG&A costs in the Office Products business were offset by slightly higher costs in the Sporting Goods business and corporate administration. The reduction in SG&A costs in the Office Products business is associated with cost reductions designed to bring European operating costs in line with current revenues. The increase in SG&A costs associated with the Sporting Goods business reflects higher selling costs associated with expansion into the specialty retail and dealer channels. Corporate administration costs were higher primarily due to professional fees associated with selecting an integrated global information system and compliance task; audit and tax.

Other Income

Other income increased in 2007 compared to 2006 as a result of a one-time sale of rights to license potential future intellectual property. The transaction generated a gain of $1.5 million.

Provision for Income Taxes

The effective income tax rate in 2007 was higher relative to 2006 primarily due to taxation on repatriated earnings from the Company’s foreign operations. Excluding the effects of this repatriation, the effective tax rate for 2007 would have been 29.6% compared to 25.9% and 32.9% in 2006 and 2005, respectively. The Company expects future effective tax rates to approximate the effective tax rate achieved in 2007 excluding the effect of repatriated earnings.

Sporting Goods

Net sales, operating income, and net income for the Sporting Goods business segment for the three years ended December 2007 were as follows:

In Thousands	2007	2006	2005

Net Revenue	$129,788	$136,733	$120,996
Operating income	7,745	7,835	12,288
Net income	5,341	3,562	7,386

Net revenue declined 5% in 2007 compared to 2006, but remains slightly more than the level achieved in 2005. Sales to the Company’s mass market retail customers declined roughly 14% in 2007 compared to 2006 and reflect two factors: a general slowdown in the US economy which is adversely affecting mass retailers in general and a continued industry wide decline in consumer demand for soccer and hockey game tables. The Company continues to aggressively pursue opportunities with its mass market retail customers, but sales to this channel are expected to continue to decline. To counteract this trend, the Company continues to pursue a strategy of expanding certain product offerings and distribution through specialty retailers and dealers. Sales to these channels increased 14% in 2007 compared to 2006 and now comprise 38% of total revenues compared to 31% last year. Growth anticipated in the specialty retail and distributor channels are not expected to completely overcome expected significant declines in mass market retail channels, including diminished sales to Sears. Consequently the Company anticipates total 2008 sales for the Sporting Goods segment to be relatively unchanged from 2007.

Sales in 2006 were higher than 2005 due primarily to acquisitions completed during the first half of 2006 which increased distribution to the specialty retail and distributor channels. Sales to mass market retail customers were relatively unchanged in 2006 compared to 2005.

The gross margin ratio in 2007 increased slightly compared to 2006, but continued to be less than the ratio achieved in 2005 due to continued pricing pressures from mass market retailers. Because sales to the specialty retailer/dealer channel have higher gross margins, the gross margin ratio in the Sporting Goods business is expected to continue to improve as sales to this channel become a larger part of total product mix. As a result, operating income as a percentage of net revenue increased to 5.9% in 2007 compared to 5.7% in 2006. Management anticipates this trend to continue as sales to the specialty retail/dealer channel increase.

Net income for 2007 increased 50% over 2006 due primarily to the one-time sale of rights to license potential future intellectual property.

Office Products

Net sales, operating income, and net income for the Office Products business segment for the three years ended December 29, 2007 were as follows:

In Thousands	2007	2006	2005

Net Sales	$55,788	$54,732	$62,319
Operating income	8,809	8,131	8,679
Net income	5,617	5,095	5,683

Sales in the Office Products business increased 1.9% in 2007 compared to 2006 primarily due to changes in foreign exchange rates. Excluding the effect of changing foreign exchange rates, 2007 sales were essentially unchanged from 2006. Declining sales to traditional office products retailers were offset by increased sales to specialty machine dealers and increased demand for high security and heavy duty shredders. Management anticipates further declines in sales to office product retailers as a result of the slowing US economy. However, new product launches and an expanding presence in machine dealers is expected to offset these shortfalls resulting in a modest increase in 2008.

Sales in 2006 were lower than 2005 due to product rationalizations designed to eliminate unprofitable products and customers to improve profitability.

Profitability in the Office Products segment increased again in 2007 as evidenced by the ratio of operating income to net sales which increased from 13.9% in 2005, to 14.9% in 2006 and 15.8% in 2007. The primary reasons for this improving trend in profitability are the product rationalizations and cost reduction programs that were completed in 2006. Product rationalizations allowed the Company to eliminate unprofitable products and customers, while cost reduction programs aligned operating expenses with current revenue levels.

Financial Condition and Liquidity

Cash flows and financial strength continue to be strong as a result of continued profitability. The current ratio, a basic measure of liquidity (current assets divided by current liabilities), was unchanged in 2007 compared to 2006. Total accounts receivable are down at the end of 2007 as a direct result of a lower sales volume. Year end inventory balances are consistent with prior years and current sales trends.

As of December 29, 2007, total debt to banks, including short-term and long-term, was substantially unchanged compared to the prior year. Cash from operations in 2007, funded acquisitions totaling $4.2 million; property, plant and equipment investments of $2.4 million; the payment of dividends totaling $2.9 million; and the repurchase of common stock totaling $3.4 million. As a percentage of stockholders’ equity, total bank debt was 35% at December 29, 2007 compared to 38% at December 30, 2006.

Spending on property, plant and equipment in 2007 totaled $2.4 million compared to $2.7 million in 2006. Depreciation expense, $3.2 million, was unchanged in 2007 compared to 2006. Capital expenditure levels in 2007 were consistent with prior years. In 2008, the Company expects capital expenditures to be approximately $4.5 million higher due to costs associated with the implementation of a global integrated information system.

The Company’s working capital requirements are primarily funded through cash flows from operations and revolving credit agreements with its bank. During 2007 the Company’s maximum borrowings under its primary revolving credit lines totaled $52.4 compared to $55.4 million in 2006 and the Company met all its debt covenants. The over all effective interest rate in 2007 was 6.7% which was consistent with the effective rate of 6.4% in 2006.

The Company’s relationship with its primary lending bank remains strong and the Company expects to have access to the same level of revolving credit that was available in 2007. In addition, the Company believes it can quickly reach agreement with its current lending bank or an alternate lending source to increase available credit should the need arise.

On March 4, 2008, The Company announced the payment of an annual dividend of $0.25 per share to all shareholders of record on March 14, 2008, payable on March 21, 2008.

New Accounting Pronouncements

Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements.

Off Balance Sheet Financing Arrangements

The Company has no financing arrangements that are not recorded on the Company’s balance sheet.

Contractual Obligations

The following schedule summarizes the Company’s contractual obligations as of December 29, 2007:

Amounts in thousands	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term debt	$32,168	$—	$13,033	$16,435	$2,700
Future interest payments (1)	8,575	2,050	3,254	1,111	2,160
Future interest payments (receipts) under the Interest rate swap agreement (2)	(247)	(174)	(73)	—	—
Operating Leases	1,913	1,032	729	152	—
Minimum payments under royalty and license agreements	742	642	—	100	—

Total	$43,151	$3,550	$16,943	$17,798	$4,860

Notes:

(1) Assumes that the Company will not increase borrowings under its long-term credit agreements and that the effective interest rate experienced in 2007 (6.7%) will continue for the life of the agreements.

(2) Assumes that the LIBOR rate (5.0%) at December 29, 2007 will remain unchanged for the term of the swap agreement.

Critical Accounting Estimates

The methods, estimates and judgments used in applying the Company’s accounting policies have a significant impact on the results reported in its financial statements. Some of these accounting policies require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The most critical accounting estimates are described below and in the Notes to the Consolidated Financial Statements.

Product Warranty
The Company provides limited warranties on certain of its products, for varying periods. Generally, the warranty periods range from 90 days to one year. However, some products carry extended warranties of seven-year, ten-year, and lifetime warranties. The Company records an accrued liability and expense for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and expensed in the current year. To the extent there are product defects in current products that are unknown to management and do not fall within historical defect rates, the product warranty reserve could be understated and the Company could be required to accrue additional product warranty costs thus negatively affecting gross margin.

Inventory Valuation Reserves
The Company evaluates inventory for obsolescence and excess quantities based on demand forecasts based on specified time frames, usually one year. The demand forecast is based on historical usage, sales forecasts and current as well as anticipated market conditions. All amounts in excess of the demand forecast are deemed to be excess or obsolete and a reserve is established based on the anticipated net realizable value. To the extent that demand forecasts are greater than actual demand and the Company fails to reduce manufacturing output accordingly, the Company could be required to record additional inventory reserves which would have a negative impact on gross margin.

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

Advertising Subsidies
The Company enters agreements with certain retailers to pay for direct advertising programs and/or provide in-store display units. These agreements are not based on retailer purchase volumes and do not obligate the retailer to continue carrying the Company’s products. The Company determines the value of the advertising services based on its own research and history of providing such services. The Company expenses these costs in the period in which they are incurred as a selling expense.

CO-OP Advertising
The Company offers co-operative advertising allowances to certain retailers to encourage product promotions. These agreements are typically based on a percentage of retailer purchases up to a maximum allowance and the Company is never directly involved with the media provider. The Company accrues the estimated cost of these programs based on the sales volume of the retailer and historical trends. As costs are accrued they are recorded as a reduction in sales. To the extent that actual co-operative advertising costs exceed the Company’s estimates, additional co-operative advertising allowances would be required which would reduce net revenues.

Volume Rebates
The Company has various rebate programs with certain retailers that are based on purchase volume. Typically these programs are based on achieving specified sales volumes and the rebate is calculated as a percentage of purchases. Based on the terms of the agreement, purchase levels and historical trends the Company accrues the estimated cost of these programs and records the same as a reduction in sales. To the extent that actual rebate program costs exceed the Company’s estimates, additional rebate program allowances would be required which would reduce net revenues.

Catalog Allowances
A number of large office supply dealers operate through catalogs distributed to businesses throughout the country. Product content is decided by the dealer each time a new catalog is issued; typically once a year. Catalog allowances are required by the dealer as an inducement to include the Company’s products. The allowance is based on a fixed cost per page and/or a percentage of purchases by the dealer. The fixed portion of the allowance is often paid when the catalog is distributed and is recognized when incurred and the variable portion is accrued based on dealer purchases and historical trends. Catalog allowances are recorded as a reduction in sales. To the extent that actual catalog costs exceed the estimated costs associated with variable agreement provisions, additional catalog allowances would be required which would negatively impact net revenues.

Effect of Inflation

The Company cannot accurately determine the precise effects of inflation; however, there were some increases in sales and costs due to inflation in 2007. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expenses; improving manufacturing technologies; and redesigning products to keep these costs under control.

Capital Expenditures

As of December 29, 2007, the Company had no material commitments for capital expenditures. However, in the first quarter of 2008, the Company initiated a project to implement a global integrated information system. In 2008, the Company expects to incur capital expenditures related to this project of $4.5 million.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. The Company attempts to minimize these risks through regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. During fiscal 2007, the only derivative in use was an interest rate swap agreement. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

Interest Rates
The Company’s exposure to market-rate risk for changes in interest rates relates primarily to its revolving variable rate bank debt which is based on both U.S. prime and LIBOR interest rates. A hypothetical 1% or 100 basis point change in interest rates would not have a significant effect on our consolidated financial position or results of operation. In an effort to mitigate the risk of unfavorable interest rate fluctuations the Company entered into an interest rate swap agreement which effectively converted a portion of its variable rate debt into fixed rate debt.

Foreign Currency
The Company conducts business in various countries around the world and is therefore subject to risks associated with fluctuating foreign exchange rates. Approximately 13% of consolidated revenue is derived from sales outside of the U.S. This revenue is generated from the operations of the Company’s subsidiaries in their respective countries and surrounding geographic areas and is primarily denominated in each subsidiary’s local functional currency. These subsidiaries incur most of their expenses (other than inter-company expenses) in their local functional currency and include the Euro, Great Britain Pound Sterling, Mexican Peso and Chinese Yuan.

The geographic areas outside the United States in which the Company operates are generally not considered to be highly inflationary. Nonetheless, the Company’s foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain inter-company transactions that are denominated in currencies other than the respective functional currency. Operating results as well as assets and liabilities are also subject to the effect of foreign currency translation when the operating results, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. The unrealized effect of foreign currency translation in 2007 resulted in a $2.3 million gain that was recorded in stockholders’ equity as other comprehensive income, compared to a $2.4 million gain in 2006 and a $3.9 million loss in 2005. At December 29, 2007, a hypothetical change of 10% in foreign currency exchange rates would cause a $2.6 million change to stockholders’ equity on our consolidated balance sheet and a $0.4 million change to net income in our consolidated statement of income.

The Company and its subsidiaries conduct substantially all their business in their respective functional currencies to avoid the effects of cross-border transactions. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs such as matching assets and liabilities in the same currency. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. The Company has evaluated the use of currency exchange hedging financial instruments but has determined that they would not be practicable under the current circumstances. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. A hypothetical adverse change of 20% would have resulted in an decline of 3% in net revenues and a 9% decline in net income.

Marketable Securities
An adverse movement of equity market prices would have an impact on the Company’s long-term marketable equity securities available for sale that are included in other assets on the consolidated balance sheet. At December 29, 2007 the aggregate fair market value of long-term marketable equity securities available for sale was $4.5 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Item 8 are set forth in Part IV, Item 15.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Escalade’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Escalade’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting of the Company includes those policies and procedures that:

          (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions of the Company;

          (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

          (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

The management of Escalade assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that, as of December 29, 2007, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2007 has been audited by BKD LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report. The attestation report on the Company’s internal control over financial reporting prepared by the independent registered public accounting firms are included below in this Item 9A.

/s/ Robert J. Keller, Chief Executive Officer	/s/ Terry Frandsen, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2007. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Audit Committee,
Board of Directors and Stockholders
Escalade, Incorporated
Evansville, Indiana

We have audited Escalade, Incorporated’s (Company) internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We did not audit the effectiveness of internal control over financial reporting of Martin Yale International, GmbH, a wholly owned subsidiary, whose consolidated financial statements reflect total assets and revenues of $22,944 and $30,943 (dollars in thousands), respectively, included in the related consolidated financial statement amounts as of and for the year ended December 29, 2007. The effectiveness of this subsidiary’s internal control over financial reporting was audited by other accountants whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of the subsidiary’s internal control over financial reporting, is based solely on the report of other accountants.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of the other accountants provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, based on our audit and the report of other accountants, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 10, 2008, expressed an unqualified opinion thereon.

BKD, LLP

Evansville, Indiana
March 10, 2008

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Martin Yale International GmbH,
Markdorf/Germany

We have audited Martin Yale International GmbH’s (Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, based on our audit the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Company and our report dated March 10, 2008, expressed an unqualified opinion thereon.

FALK & Co GmbH
Wirtschaftsprüfungsgesellschaft
Steuerberatungsgesellschaft

Heidelberg, Germany
March 10, 2008

ITEM 9B — OTHER INFORMATION

None.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers is contained in the registrant’s Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 25, 2008 under the captions “Certain Beneficial Owners,” “Election of Directors,” “Executive Officers of the Registrant,” Board of Directors, Its Committees, Meetings and Functions,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11 — EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant’s Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 25, 2008 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appear within such caption under the sub-heading “Report of Compensation Committee” is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 25, 2008 under the caption “Certain Beneficial Owners” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders (1)	591,035	$13.24	964,041
Equity compensation plans not approved by security holders	—	—	—

Total	591,035		964,041

(1) These plans include the Company’s 1997 Incentive Stock Option Plan, the 1997 Director Stock Option Plan, the Escalade, Incorporated 2007 Incentive Plan and a special grant of 10,000 options to Directors approved at the 2006 annual shareholders meeting.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 407(a) of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on April 25, 2008 under the captions “Election of Directors” and “Board of Directors, Its Committees, Meetings and Functions” and is incorporated herein by reference. The information required by Item 404 of Regulation S-K is: None.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 25, 2008 under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

Part IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as a part of this report:

(1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated financial statements of Escalade, Incorporated and subsidiaries:
Consolidated balance sheets—December 29, 2007 and December 30, 2006
Consolidated statements of income—fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005
Consolidated statements of stockholders’ equity—fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005
Consolidated statements of cash flows—fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005
Notes to consolidated financial statements

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(3)	Exhibits
	3.1	Articles of incorporation of Escalade, Incorporated (a)
	3.2	By-Laws of Escalade, Incorporated (a)
	4.1	Form of Escalade, Incorporated’s common stock certificate (a)
	10.1	Licensing agreement between Sweden Table Tennis AB and Indian Industries, Inc. dated January 1, 1995 (d)
	10.2	Amended and Restated Credit Agreement dated October 24, 2001 between Escalade, Incorporated and Bank One, Indiana, N.A. dated August 29, 2002 (g)
	10.3	First Amendment to Amended and Restated Credit Agreement dated October 24, 2001 between Escalade, Incorporated and Bank One, Indiana, N.A. dated August 29, 2002 (h)
	10.4	Third Amendment to amend and restate the credit agreement between Escalade, Incorporated and Bank One, N.A. The effective date is June 1, 2003 (i)
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
10.10

Receivables Purchase Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Indian Industries, Inc. Substantially similar Receivables Purchase Agreements were also entered into by Indian-Martin, Inc. and each of Escalade, Incorporated’s other domestic operating subsidiaries, Harvard Sports, Inc., Martin Yale Industries, Inc., Master Products Manufacturing Company, Inc., U.S. Weight, Inc. and Bear Archery, Inc. (j)

10.11

Services Agreement dated as of September 5, 2003 by and between Indian-Martin, Inc. and Martin Yale Industries, Inc. Substantially similar Services Agreements were also entered into by Indian-Martin, Inc. and each of Escalade, Incorporated’s other domestic operating subsidiaries, Harvard Sports, Inc., Indian Industries, Inc., Master Products Manufacturing Company, Inc., U.S. Weight, Inc. and Bear Archery, Inc. (j)

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

10.18	Euro revolving note dated July 15, 2004, in principal amount of €2,500,000, executed by Escalade, Incorporated in favor of Bank One, N.A., London branch. (l)
10.19	Uncommitted overdraft facility not to exceed 1.0 million Euro and 500 thousand pounds sterling between Escalade, Incorporated and Bank One, N.A., London branch. (l)
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
10.25

Eighth Amendment to Amended and Restated Credit Agreement effective October 24, 2001 by and between Escalade, Incorporated and JPMorgan Chase Bank, NA. The effective date of the Amendment was May 17, 2007. (p)

10.26	Promissory note between Escalade, Incorporated and JPMorgan Chase Bank, NA dated May 17, 2007. (p)
10.27	Promissory note between Escalade, Incorporated and JPMorgan Chase Bank, NA dated May 17, 2007. (p)

(4)	Executive Compensation Plans and Arrangements

10.25	The Harvard Sports/Indian Industries, Inc. 401(k) Plan as amended and merged in 1993 (c)
10.26	Martin Yale Industries, Inc. 401(k) Retirement Plan as amended in 1993 (c)
10.27	Incentive Compensation Plan for Escalade, Incorporated and its subsidiaries (a)
10.28	Example of contributory deferred compensation agreement between Escalade, Incorporated and certain management employees allowing for deferral of compensation (a)
10.29	1997 Director Stock Compensation and Option Plan (e)
10.30	1997 Incentive Stock Option Plan (e)
10.31	1997 Director Stock Compensation and Option Plan Certificate (m)
10.32	1997 Incentive Stock Option Plan Certificate (m)
10.33	Agreement dated April 19, 2006 by and between Charles William Reed and Escalade, Incorporated (Management Contract) (n)
10.34	Relocation and retention agreement dated July 24, 2006 by and between Escalade, Incorporated and Terry Frandsen. (Management Contract) (o)
10.35	Escalade, Incorporated 2007 Incentive Plan, incorporated by reference herein from Annex 1 to the Registrant’s 2007 Definitive Proxy Statement. (p)
10.36	Employment offer letter dated July 23, 2007 between Robert Keller and Escalade, Inc. (q)
10.37	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants pursuant to the Escalade Incorporated 2007 Incentive Plan. (r)
10.38	Escalade, Incorporated schedule of Directors Compensation
10.39	Escalade, Incorporated schedule of Executive Officers Compensation

21	Subsidiaries of the Registrant

23.1	Consent of BKD, LLP
23.2	Consent of FALK & Co GmbH
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer Section 1350 Certification
32.2	Chief Financial Officer Section 1350 Certification

(a)	Incorporated by reference from the Company’s 20007 First Quarter Report on Form 10-Q
(b)	Intentionally not used
(c)	Incorporated by reference from the Company’s 1993 Annual Report on Form 10-K
(d)	Incorporated by reference from the Company’s 1995 Annual Report on Form 10-K
(e)	Incorporated by reference from the Company’s 1997 Proxy Statement
(f)	Incorporated by reference from the Company’s 1998 Third Quarter Report on Form 10-Q
(g)	Incorporated by reference from the Company’s 2001 Third Quarter Report on Form 10-Q
(h)	Incorporated by reference from the Company’s 2002 Third Quarter Report on Form 10-Q
(i)	Incorporated by reference from the Company’s 2003 Second Quarter Report on Form 10-Q
(j)	Incorporated by reference from the Company’s 2003 Third Quarter Report on Form 10-Q
(k)	Incorporated by reference from the Company’s 2004 Second Quarter Report on Form 10-Q
(l)	Incorporated by reference from the Company’s 2004 Third Quarter Report on Form 10-Q
(m)	Incorporated by reference from the Company’s 2004 Annual Report on Form 10-K
(n)	Incorporated by reference from the Company’s 2006 Second Quarter Report on Form 10-Q
(o)	Incorporated by reference from the Company’s 2006 Third Quarter Report on Form 10-Q
(p)	Incorporated by reference from the Company’s 2007 Second Quarter Report on Form 10-Q
(q)	Incorporated by reference from the Company’s 2007 Third Quarter Report on Form 10-Q
(r)	Incorporated by reference from the Company’s Form 8-K filed on February 29, 2008

ESCALADE, INCORPORATED AND SUBSIDIARIES

Index to Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants’ Report are submitted herewith:

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Escalade, Incorporated
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated (Company) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 29, 2007. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2007, 2006 and 2005 consolidated financial statements of Martin Yale International, GmbH, a wholly owned subsidiary, which consolidated statements reflect total assets of $22,944, $28,391 and $24,132 and net sales of $30,943, $24,378 and $31,923 (dollars in thousands) for 2007, 2006 and 2005, respectively, included in the related consolidated financial statement amounts as of and for the years ended December 29, 2007, December 30, 2006 and December 31, 2005. Those consolidated statements were audited by other accountants, whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for Martin Yale International, GmbH, is based solely on the reports of the other accountants.

Our audits also included auditing the adjustments to convert the financial statements of Martin Yale International, GmbH into accounting principles generally accepted in the United States of America for purposes of consolidation.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other accountants provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other accountants, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2007, and December 30, 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

BKD, LLP
Evansville, Indiana
March 10, 2008

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Martin Yale International GmbH,
Markdorf/Germany

We have audited the balance sheets of Martin Yale International GmbH, Markdorf/Germany (Company) as of December 31, 2007 and December 30, 2006, and the related statements of income for each of the years in the three-year period ended December 31, 2007. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and December 30, 2006, and the results of its operations for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in Germany.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

FALK & Co GmbH
Wirtschaftsprüfungsgesellschaft
Steuerberatungsgesellschaft

Heidelberg, Germany
March 10, 2008

ESCALADE, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

All Amounts in Thousands Except Share Information	December 29,	December 30,
	2007	2006

Assets
Current assets
Cash and cash equivalents	$2,808	$3,829
Receivables, less allowances of $1,087 and $1,559	30,639	33,590
Inventories	32,541	32,232
Prepaid expenses	2,551	2,085
Deferred income tax benefit	1,399	733
Prepaid income tax	860	2,001

Total current assets	70,798	74,470

Property, plant and equipment, net	20,391	20,657
Intangible assets	21,012	20,608
Goodwill	25,803	25,027
Investments	12,473	9,011
Interest rate swap	54	239
Other assets	1,485	703

Total assets	$152,016	$150,715

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable—bank	13,033	$10,336
Trade accounts payable	2,938	3,350
Accrued liabilities	23,216	27,659
Income tax payable	169	—

Total current liabilities	39,356	41,345

Long-term debt	19,135	22,609
Other non-current income tax liability	118	—
Deferred income tax liability	589	—
Deferred compensation	1,076	1,046

Total liabilities	60,274	65,000

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock
Authorized: 1,000,000 shares, no par value, none issued
Common stock
Authorized: 30,000,000 shares, no par value
Issued and outstanding: 2007 —12,673,149 shares, 2006—13,039,457 shares	12,673	13,039
Retained earnings	73,246	69,194
Accumulated other comprehensive income	5,823	3,482

Total stockholders’ equity	91,742	85,715

Total liabilities and stockholders’ equity	$152,016	$150,715

See notes to consolidated financial statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income

	Years Ended

	December 29,	December 30,	December 31,
All Amounts in Thousands Except Per Share Data	2007	2006	2005

Net Sales	$185,576	$191,465	$183,315

Costs, Expenses and Other Income
Cost of products sold	131,389	137,821	127,719
Selling, administrative and general expenses	38,462	39,466	36,312
Restructuring costs	—	—	(631)
Amortization	2,657	2,343	1,210

Operating Income	13,068	11,835	18,705

Interest expense	(2,837)	(2,637)	(1,482)
Other income	3,991	2,263	2,036

Income Before Income Taxes	14,222	11,461	19,259

Provision for Income Taxes	4,967	2,966	6,343

Net Income	$9,255	$8,495	$12,916

Earnings Per Share Data
Basic earnings per share	$0.72	$0.65	$0.99

Diluted earnings per share	$0.72	$0.65	$0.98

See notes to consolidated financial statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
All Amounts in Thousands	Shares	Amount	Earnings	Income	Total

Balances at December 25, 2004	13,031	13,031	53,450	4,553	71,034

Comprehensive income
Net income			12,916		12,916
Unrealized loss on securities, net of tax				(78)	(78)
Foreign currency translation adjustment				(3,893)	(3,893)
Unrealized gain on interest rate swap agreement, net of tax				368	368

Total comprehensive income					9,313

Exercise of stock options	82	82	231		313
Dividend paid			(1,961)		(1,961)
Stock issued under the director stock option plan	6	6	90		96
Purchase of stock	(172)	(172)	(2,000)		(2,172)

Balances at December 31, 2005	12,947	12,947	62,726	950	76,623

Comprehensive income
Net income			8,495		8,495
Unrealized gain on securities, net of tax				278	278
Realization of previously unrealized gains on securities, net of tax				(189)	(189)
Foreign currency translation adjustment				2,405	2,405
Unrealized gain on interest rate swap agreement, net of tax				38	38

Total comprehensive income					11,027

Expense of stock options			588		588
Exercise of stock options	226	226	1,238		1,464
Dividend paid			(2,604)		(2,604)
Stock issued under the director stock option plan	10	10	131		141
Purchase of stock	(144)	(144)	(1,380)		(1,524)

Balances at December 30, 2006	13,039	$13,039	$69,194	$3,482	$85,715

Comprehensive income
Net income			9,255		9,255
Unrealized gain on securities, net of tax				128	128
Foreign currency translation adjustment				2,333	2,333
Unrealized loss on interest rate swap agreement, net of tax				(120)	(120)

Total comprehensive income					11,596

Adjustment to initially apply FASB Interpretation No. 48			(265)		(265)
Expense of stock options			680		680
Exercise of stock options	18	18	122		140
Dividend paid			(2,866)		(2,866)
Stock issued to directors as compensation	15	15	128		143
Purchase of stock	(399)	(399)	(3,002)		(3,401)

Balances at December 29, 2007	12,673	$12,673	$73,246	$5,823	$91,742

See notes to consolidated financial statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(All Amounts in Thousands)

	December 29,	December 30	December 31
Years Ended	2007	2006	2005

Operating Activities
Net income	$9,255	$8,495	$12,916
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,044	5,649	4,735
Provision for doubtful accounts	(533)	116	561
Stock option expense	680	588	—
Deferred income taxes	284	436	413
Provision for deferred compensation	92	108	116
Deferred compensation paid	(62)	(411)	—
(Gain) loss on disposals of assets	(57)	(98)	226
Changes in
Accounts receivable	4,300	1,663	13,553
Inventories	1,091	5,543	(2,868)
Prepaids	(1,207)	(86)	(122)
Other assets	(1,036)	(807)	(1,706)
Income tax payable	1,106	(1,836)	3,066
Accounts payable and accrued expenses	(5,646)	539	(6,258)

Net cash provided by operating activities	14,311	19,899	24,632

Investing Activities
Change in cash surrender value, net of loans and premiums	12	(43)	—
Purchase of property and equipment	(2,387)	(2,683)	(8,395)
Purchase of long-term investments	—	(192)	—
Acquisitions, net of cash acquired	(4,177)	(28,759)	(3,213)
Proceeds from sale of property and equipment	200	142	70
Retirement of life insurance policies	294	1,036	—
Proceeds from sale of investments	—	952	—

Net cash used by investing activities	(6,058)	(29,547)	(11,538)

Financing Activities
Net increase (decrease) in notes payable—bank	(777)	12,898	(7,597)
Proceeds from exercise of stock options	140	1,464	313
Reduction of long-term debt	—	—	(354)
Purchase of stock	(3,401)	(1,524)	(2,172)
Cash dividend paid	(2,866)	(2,604)	(1,961)
Directors compensation	143	141	96

Net cash provided (used) by financing activities	(6,761)	10,375	(11,675)

Effect of Exchange Rate Changes on Cash	(2,513)	85	(1,452)

Increase (Decrease) in Cash and Cash Equivalents	(1,021)	812	(33)

Cash and Cash Equivalents, Beginning of Year	3,829	3,017	3,050

Cash and Cash Equivalents, End of Year	$2,808	$3,829	$3,017

Supplemental Cash Flows Information
Interest paid	$2,831	$2,630	$1,815
Income taxes paid	$3,324	$2,512	$5,561

See notes to consolidated financial statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
Escalade, Incorporated and its wholly owned subsidiaries (the “Company”) are engaged in the manufacture and sale of sporting goods and office products. The Company is headquartered in Evansville, Indiana and has manufacturing facilities in the United States of America, Mexico and Germany. The Company sells products to customers throughout the world.

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

Fiscal Year End
The Company’s fiscal year is a 52 or 53 week period ending on the last Saturday in December. Fiscal 2007 and 2006 were 52 weeks long ending on December 29, 2007 and December 30, 2006, respectively. Fiscal 2005 was 53 weeks long ending on December 31, 2005.

Cash and Cash Equivalents
Highly liquid financial instruments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents.

Fair Values of Financial Instruments
Fair values of cash equivalents approximate cost due to the short period of time to maturity. Fair values of long-term investments, non-marketable debt investments, short-term debt, long-term debt and swaps, are based on quoted market prices or pricing models using current market rates. The Company believes the carrying value of short-term debt and long-term debt adequately reflects the fair value of these instruments. For the Company’s portfolio of non-marketable equity securities, management believes that the carrying value of the portfolio approximates the fair value at December 29, 2007. All of the estimated fair values, except for marketable equity securities available for sale, are based on management’s estimates because there is no readily available market. Consequently, the estimated fair value may not necessarily represent the amounts that could be realized in a current transaction, and these fair values could change significantly.

Accounts Receivable
Revenue from the sale of the Company’s products is recognized as products are shipped to customers and accounts receivable are stated at the amount billed to customers. Interest and late charges billed to customers are not material and because collection is uncertain, are not recognized until collected and are therefore not included in accounts receivable. The Company does not offer the right of return on any of its sales and the Company does not engage in consignment or contingency sales. The Company provides an allowance for doubtful accounts which is described in Note 2 – Certain Significant Estimates.

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Inventories
Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower cost or market. This inventory valuation reserve totaled $3.6 million and $2.7 million at fiscal year-end 2007 and 2006, respectively. Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

In Thousands	2007	2006

Raw materials	$9,188	$7,786
Work in process	7,032	6,021
Finished goods	16,321	18,425

	$32,541	$32,232

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

In Thousands	2007	2006

Land	$2,902	$2,780
Buildings and leasehold improvements	20,784	20,450
Machinery and equipment	33,912	32,561

Total cost	57,598	55,791
Accumulated depreciation and amortization	(37,207)	(35,134)

	$20,391	$20,657

Investments
Investments are composed of the following:

In Thousands	2007	2006

Marketable equity securities available for sale	$4,496	$2,843
Non-marketable equity investments (equity method)	7,977	6,168

	$12,473	$9,011

Marketable Equity Securities Available for Sale. This consists of marketable equity securities recorded at fair value. The unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income. Summarized financial data for these securities at fiscal year-end were as follows:

In Thousands	2007	2006

Cost basis	$4,119	$2,539
Unrealized gain	377	304

Approximate fair market value	$4,496	$2,843

Non-Marketable Equity Investments. The Company has minority equity positions in companies strategically related to the Company’s business, but does not have control over these companies. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income (loss) is recorded in other income on the consolidated statement of income. The proportionate share of net income was $1,354 thousand, $1,290 thousand and $1,455 thousand in 2007, 2006 and 2005, respectively. Total cash dividends received from these equity investments amounted to $39 thousand, $434 thousand, and $638 thousand in 2007, 2006 and 2005, respectively. The Company considers whether the fair values of any of its equity investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value.

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Intangible Assets
The Company has various intangible assets including consulting agreements, patents, trademarks, non-competition agreements and goodwill. Amortization is computed using the straight-line method over the following lives: consulting agreements, the life of the agreement; non-compete agreements, the lesser of the term or 5 years; and patents, the lesser of the remaining life or 5 to 8 years. Trademarks are deemed to have indefinite useful lives and accordingly are not amortized, but evaluated on an annual basis to determine whether any impairment in value has occurred.

Employee Incentive Plan
During 2007, the Company replaced two stock-based compensation plans with a new incentive plan more fully explained in Note 10. Beginning on January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment selecting the modified prospective application. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options and restricted stock units granted, modified, repurchased or cancelled.

Prior to 2006, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. Accordingly, in 2005 no stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock at the grant date.

Foreign Currency Translation
The functional currency for the foreign operations of Escalade is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Stockholders’ Equity and are excluded from net income. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Income and were insignificant in fiscal years 2007, 2006, and 2005.

Cost of Products Sold
Cost of products sold are comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Other Income
The components of Other Income are as follows:

In Thousands	2007	2006	2005

Income from non-marketable equity investments accounted for on the equity method	$1,354	$1,290	$1,460
Dividend and interest income from marketable equity securities held for sale	390	193	168
Gain on sale of marketable equity securities held for sale	—	315	—
Royalty income from patents	639	456	382
Gain on sale of rights to license future potential intellectual property	1,500	—	—
Other	108	9	26

	$3,991	$2,263	$2,036

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

Research and Development
Research and development costs are charged to expense as incurred. Research and development costs incurred during 2007, 2006 and 2005 were approximately $2,330 thousand, $2,170 thousand, and $1,991 thousand, respectively.

Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on December 31, 2006. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 during the first quarter of 2007 resulted in a transition adjustment reducing beginning retained earnings by $264 thousand; $164 thousand in taxes and $100 thousand in interest. If recognized, the tax portion of the adjustment would affect the effective tax rate. Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. Tax returns for all years after 2003 are subject to future examination by tax authorities.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, and should be applied prospectively. The adoption of the provisions of Statement No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis is not anticipated to materially impact the company’s consolidated financial position and results of operations. Subsequently, the FASB provided for a one-year deferral of the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. There was no impact on the Company’s financial statements as a result of adopting the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”). Statement No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not anticipated to materially impact the company’s consolidated financial position and results of operations.

Note 2 — Certain Significant Estimates

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

Listed below are certain significant estimates and assumptions related to the preparation of the consolidated financial statements:

Product Warranty
The Company provides limited warranties on certain of its products, for varying periods. Generally, the warranty periods range from 90 days to one year. However, some products carry extended warranties of seven-year, ten-year, and lifetime warranties. The Company records an accrued liability and reduction in sales for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and sales in the current year. A reconciliation of the liability is as follows:

In Thousands	2007	2006	2005

Beginning balance	$1,141	$1,043	$1,298
Additions	621	560	472
Deductions	(554)	(462)	(727)

Ending balance	$1,208	$1,141	$1,043

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

In Thousands	2007	2006	2005

Beginning balance	$2,668	$3,867	$6,223
Additions	1,418	669	763
Deductions	(513)	(1,868)	(3,119)

Ending balance	$3,573	$2,668	$3,867

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

In Thousands	2007	2006	2005

Beginning balance	$1,559	$1,544	$2,510
Additions	509	116	561
Deductions	(981)	(101)	(1,527)

Ending balance	$1,087	$1,559	$1,544

Advertising Subsidies
The Company enters agreements with certain retailers to pay for direct advertising programs and/or provide in-store display units. These agreements are not based on retailer purchase volumes and do not obligate the retailer to continue carrying the Company’s products. The Company determines the value of the advertising services based on its own research and history of providing such services. The Company expenses these costs in the period in which they are incurred as a selling expense. A reconciliation of the liability is as follows:

In Thousands	2007	2006	2005

Beginning balance	$1,246	$991	$725
Additions	1,458	1,828	1,579
Deductions	(1,196)	(1,573)	(1,313)

Ending balance	$1,508	$1,246	$991

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

In Thousands	2007	2006	2005

Beginning balance	$3,622	$2,794	$3,545
Additions	4,070	4,484	4,081
Deductions	(4,369)	(3,656)	(4,832)

Ending balance	$3,323	$3,622	$2,794

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

In Thousands	2007	2006	2005

Beginning balance	$1,612	$1,503	$3,419
Additions	1,913	2,044	2,150
Deductions	(2,663)	(1,935)	(4,066)

Ending balance	$862	$1,612	$1,503

Catalog Allowances
A number of large office supply dealers operate through catalogs distributed to businesses throughout the country. Product content is decided by the dealer each time a new catalog is issued; typically once a year. Catalog allowances are required by the dealer as an inducement to include the Company’s products. The allowance is based on a fixed cost per page and/or a percentage of purchases by the dealer. The fixed portion of the allowance is often paid when the catalog is distributed and is recognized in the period incurred and the variable portion is accrued based on dealer purchases and historical trends. Catalog allowances are recorded as a reduction in sales. A reconciliation of the liability is as follows:

In Thousands	2007	2006	2005

Beginning balance	$697	$1,040	$761
Additions	1,427	1,444	1,637
Deductions	(1,675)	(1,787)	(1,358)

Ending balance	$449	$697	$1,040

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3 — Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands	2007	2006

Employee compensation	$8,589	$9,262
Customer related allowances and accruals	9,425	10,029
Other accrued items	5,202	8,368

	$23,216	$27,659

Note 4 — Operating Leases

The Company leases warehouse and office space under non-cancelable operating leases that expire at various dates through 2011. Terms of the leases, including renewals, taxes, utilities, and maintenance, vary by lease. Total rental expense included in the results of operations relating to all leases was $1,817 thousand, $2,181 thousand, and $1,275 thousand in 2007, 2006, and 2005, respectively.

At December 29, 2007, minimum rental payments under non-cancelable leases with terms of more than one year were as follows:

In Thousands	Amount

2008	$1,032
2009	509
2010	220
2011	152

$1,913

Note 5 — Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

	2007		2006

In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$22,369	$7,264	$21,077	$4,924
Consulting agreements	976	976	976	956
Non-compete agreements	2,197	1,858	2,072	1,746
Customer list	1,589	1,161	1,455	692
Trademarks	5,262	122	3,467	121

	$32,393	$11,381	$29,047	$8,439

Amortization expense was $2,869 thousand, $2,471 thousand and $1,169 thousand for 2007, 2006 and 2005, respectively.

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Estimated future amortization expense for each reporting segment is summarized in the following table:

In Thousands	2008	2009	2010	2011	2012	Thereafter

Sporting Goods	$2,642	$2,442	$1,790	$1,748	$1,732	$5,263
Office Products	195	60	—	—	—	—

	$2,837	$2,502	$1,790	$1,748	$1,732	$5,263

The Company evaluates the carrying value of its long-lived and intangible assets on an annual basis, or whenever events and circumstances indicate that the carrying value of the assets may be impaired. The Company determines impairment based on the asset’s ability to generate cash flow greater than the carrying value of the asset, using a discounted probability-weighted analysis. If projected discounted cash flows are less than the carrying value of the asset, the asset is adjusted to its fair value.

The changes in the carrying amount of goodwill were:

In Thousands	Sporting Goods	Office Products	Total

Balance at December 31, 2005	$7,151	$10,006	$17,157
Acquisitions	4,866	2,319	7,185
Foreign currency translation adjustment	—	685	685

Balance at December 30, 2006	12,017	13,010	25,027
Purchase price adjustment	—	(134)	(134)
Foreign currency translation adjustment	—	910	910

Balance at December 29, 2007	$12,017	$13,786	$25,803

Note 6 — Borrowings

Short-Term Debt
Short-term debt at fiscal year-ends was as follows:

In Thousands	2007	2006

Revolving line of credit	$13,033	$10,336

The Company’s wholly owned subsidiary, Indian-Martin, Inc., has a revolving line of credit under which it can borrow funds from time to time to purchase eligible accounts receivable from the Company’s operating subsidiaries which accounts are and will be pledged to secure those borrowings. At December 29, 2007, this line of credit aggregated $30 million but was limited to $29 million by the underlying accounts receivable balances pledged as security collateral. At the company’s option, borrowings can be made under the bank’s prime interest rate minus 1.25% or LIBOR plus 1.38%. During 2007 and 2006, weighted average daily borrowings under this line were $15,795 thousand and $15,374 thousand with effective interest rates of 6.9% for each respective year.

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Long-Term Debt
Long-term debt at fiscal year-ends was as follows:

In Thousands	2007	2006

Revolving term loan of $30,000, the amount available under this revolving term loan is reduced by $5,000 annually starting May 31, 2008, with the balance due May 31, 2012. At December 29, 2007, $10,000 had an interest rate of London Interbank Offered Rate (LIBOR) plus 1.00%, or 6.84%, and $3,504 had an interest rate of prime minus .375% or 6.50%, unsecured.	$13,504	$17,934

Revolving term loan of Euro 3,000 (approximately $4,397 US Dollars), the balance is due May 31, 2012 and bears an interest rate of EURIBOR plus 1.50%, or 5.90% at December 29, 2007, unsecured	2,931	1,975

Mortgage payable (Wabash, Indiana Adjustable Rate Economic Development Revenue Refunding Bonds), annual installments are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, rate at December 29, 2007 is 3.7%, due September 2028, secured by plant facility, machinery and equipment, and a stand-by letter of credit	2,700	2,700

	19,135	22,609
Portion classified as current	—	—

	$19,135	$22,609

Maturities of long-term debt outstanding at December 29, 2007 are as follows: $3,504 thousand in 2011 and $15,631 thousand in 2012 or thereafter.

The mortgages payable and term loan agreements contain certain restrictive covenants, of which the more significant include maintenance of specified net worth and maintenance of specified ranges of debt service and leverage ratios.

Interest Rate Swap Agreement
In May 2003, the Company entered into an interest rate swap agreement having a notional amount of $10 million and a maturity date of May 19, 2008. This swap agreement is designated as a cash flow hedge, and effectively converts a portion of the Company’s variable rate debt to fixed rate debt with a weighted average interest rate of 5.08%. The Company entered into this interest rate swap agreement to manage interest costs and cash flows associated with variable interest rates, primarily short-term changes in LIBOR; changes in the cash flows of the interest rate swap offset changes in the interest payments on the covered portion of the Company’s revolving debt. During 2007, the Company recorded an after tax loss of $120 thousand in Other Comprehensive Income (OCI) relating to this interest rate swap agreement. There was no impact on net income due to ineffectiveness. The Company’s exposure to credit loss on its interest rate swap agreement in the event of non-performance by the counterparty is believed to be remote due to the strong credit rating of the counterparty.

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

In Thousands	2007	2006	2005

Weighted average common shares outstanding.	12,901	13,012	13,055
Dilutive effect of stock options	14	32	153

Weighted average common shares outstanding, assuming dilution	12,915	13,044	13,208

Number of anti-dilutive stock options	395	470	424

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 8 — Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company’s contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company’s expense for the plan was $527 thousand, $579 thousand and $490 thousand for 2007, 2006 and 2005, respectively.

Note 9 — Deferred Compensation Plan

In October 1985, the Board of Directors approved the adoption of a Contributory Deferred Compensation Plan pursuant to which some recipients of incentive compensation could elect to defer receipt thereof. For each dollar of deferred compensation, the Company provided a 75% matching amount. All deferrals allowed under this plan have been made and amounts deferred earn interest at the rate of 9%. Plan balances are not intended to be recognized for tax purposes until receipt. Participants have no vested rights in deferred amounts credited to their accounts and are general creditors of the Company until such amounts are actually paid.

Note 10 — Stock Compensation Plans

In April 2007, Shareholders approved the Escalade, Incorporated 2007 Incentive Plan (“2007 Inventive Plan”), which is an incentive plan for key employees, directors and consultants with various equity-based incentives as described in the plan document. The 2007 Incentive Plan is a replacement for the 1997 Incentive Stock Option Plan and the 1997 Director Stock Compensation and Option Plan which expired at the end of April 2007. All options issued and outstanding under the expired plans will remain in effect until exercised, expired or forfeited.

The 2007 Incentive Plan is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. Subject to various restrictions contained in the plan document, the total number of shares of common stock which may be issued pursuant to awards under the Plan may not exceed 1,086,422 shares.

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted Stock Units
In 2007, the Company granted restricted stock units to certain officers and directors of the Company at fair market value on the date of grant. The restricted stock units granted to employees of the Company vest over three to four years and dependent on certain market criteria. The restricted stock units granted to directors vest over one to two years. All restricted stock units are payable in shares of the Company’s common stock upon vesting and are subject to forfeiture if on the vesting date the employee is not employed or the director no longer holds a position with the Company.

During 2007, the Company issued 137,250 restricted stock units to employees and 12,442 restricted stock units to directors. The following table presents a summary of non-vested restricted stock units granted to employees and directors as of December 29, 2007, and changes during the year ended December 29, 2007:

	Number of Shares	Weighted- Average Grant Date Fair Value

Non-vested restricted stock units as of December 30, 2006	—	—
Granted	149,692	$5.75
Vested	—	—
Forfeited	(5,000)	$5.75

Non-vested restricted stock units as of December 29, 2007	144,692	$5.75

When vesting is dependent on certain market criteria, the fair value of restricted stock units is determined by the use of Monte Carlo techniques. The market price of the Company’s stock on the grant date is used to value restricted stock units where vesting is not contingent on market criteria. In 2007, the Company recognized $200 thousand in compensation expense related to restricted stock units and as of December 29, 2007, there was $632 thousand of unrecognized compensation expense related to restricted stock units.

Stock Options
Beginning January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled. Total compensation expense recorded in the income statement for 2007 and 2006 relating to stock options was $480 thousand and $588 thousand, respectively. The recognized tax benefit related thereto was $31 and $55 thousand for 2007 and 2006, respectively.

During 2007, the Company issued 6,524 Director Stock Options at an option price of $9.35. These options are exercisable after April 24, 2008.

The following table summarizes option activity for each of the three years ended 2007:

	Incentive Stock Options		Director Stock Options
	Granted	Outstanding	Granted	Outstanding

2007	—	417,850	6,524	28,493
2006	197,500	520,695	15,076	23,891
2005	250,000	713,324	2,767	17,245

The fair value of each option grant award is estimated on the grant date using the Black-Scholes-Merton option valuation model using the following assumptions:

	2007	2006	2005

Risk-free interest rates	4.35%	4.35%	3.77%
Dividend yields	2.26%	1.81%	1.20%
Volatility factors of expected market price of common stock	42.6%	51.3%	53.8%
Weighted average expected life of the options	3 years	4 years	4 years

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes stock option transactions for the three years ended 2007:

	2007		2006		2005

	Shares	Option Price	Shares	Option Price	Shares	Option Price

Outstanding at beginning of year	544,586	$6.99 to 19.21	730,569	$6.99 to 19.21	578,930	$6.99 to 19.21

Issued during year	6,524	$9.35	212,576	$11.08 to 11.26	252,767	$13.40 to 13.88
Canceled or expired	(86,422)		(172,550)		(20,900)
Exercised during year	(18,345)	$6.99 to 9.03	(226,009)	$3.60 to 6.99	(80,228)	$2.42 to 6.99

Outstanding at end of year	446,343	$6.99 to 19.21	544,586	$6.99 to 19.21	730,569	$6.99 to 19.21

Exercisable at end of year	307,694		222,885		376,502

Weighted-average fair value of options granted during the year	$2.70		$4.32		$5.61

The following table summarizes information about stock options outstanding at December 29, 2007:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

$6.99 - $11.26	194,850	2.5 years	$10.10	110,701	$9.45
$13.40 – $19.21	251,493	1.7 years	$15.68	196,993	$16.31

	446,343			307,694

Prior to 2006, the Company accounted for stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. As a result no stock-based employee compensation costs are reflected in net income for 2005 because options granted had an exercise price equal to the market value of the underlying common stock at the grant date.

In anticipation of the effective date of SFAS 123R Share-Based Payment (SFAS 123R) which requires the expensing of stock options based on fair-value assessments, the Company elected in the fourth quarter of fiscal 2005, to accelerate the vesting of 167,800 outstanding options where the exercise price ($19.21 per share) exceeded the market price for the Company’s stock. This resulted in the immediate recognition of the pro-forma stock-based employee compensation costs associated with these options. Accordingly, the pro-forma compensation expense reported in the tables below reflects the additional stock-based employee compensation expense associated with these options.

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table illustrates the effect on net income and earnings per share for 2005 if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

In Thousands Except Per Share Amounts	2005

Net income, as reported	$12,916
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(1,823)

Pro forma net income	$11,093

Earnings per share
Basic—as reported	$0.99

Basic—pro forma	$0.85

Diluted—as reported	$0.98

Diluted—pro forma	$0.84

Note 11 — Other Comprehensive Income

The components of other comprehensive income and related tax effects were as follows:

In Thousands	2007	2006	2005

Change in net unrealized value of available-for-sale investments net of tax of $(85), $(185), and $52, in 2007, 2006 and 2005, respectively.	$128	$278	$(78)
Realization of previously unrealized gains on available-for-sale investments net of tax of $126	—	(189)	—
Change in foreign currency translation adjustment	2,333	2,405	(3,893)
Change in unrealized gain (loss) on interest rate swap agreement net of tax of $78, $(25), and $(245), in 2007, 2006 and 2005, respectively.	(120)	38	368

	$2,341	$2,532	$(3,603)

The components of accumulated other comprehensive income, net of tax, were as follows:

In Thousands	2007	2006	2005

Accumulated gain on available for sale investments	$320	$192	$103
Foreign currency translation adjustment	5,468	3,135	730
Unrealized gain on interest rate swap agreement	35	155	117

	$5,823	$3,482	$950

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12 — Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands	2007	2006	2005

Income (loss) before taxes:
United States of America (USA)	$10,482	$8,874	$16,066
Non USA	3,740	2,587	3,193

	$14,222	$11,461	$19,259

Provision for taxes:
Current
Federal	$3,745	$2,000	$4,580
State	428	482	510
International	510	48	840

	4,683	2,530	5,930

Deferred
Federal	112	186	334
State	30	108	79
International	142	142	—

	284	436	413

	$4,967	$2,966	$6,343

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

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands	2007	2006	2005

Income tax at statutory rate	$4,835	$3,897	$6,548
Increase (decrease) in income tax resulting from
Permanent differences (goodwill impairment, investment income, dividends, and captive insurance earnings)	(79)	(79)	(348)
State tax expense, net of federal effect	302	390	386
Effect of foreign tax rates	(620)	(689)	(229)
Research credit	(60)	(120)	(121)
Foreign income repatriation (Section 956 inclusion)	1,035	—	—
Internal Revenue Service audit settlement	—	—	278
Other	(446)	(433)	(171)

Recorded provision for income taxes	$4,967	$2,966	$6,343

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on December 31, 2006 the Company has recorded the following changes in liabilities recorded for uncertain tax positions:

In Thousands	Other non-current income tax liability

Balance as of December 31, 2006 (Adoption)	$164
Additions for current year tax positions	6
Additions for prior year tax positions	—
Settlements	—
Reductions Settlements	—
Reductions for prior year tax positions	(52)

Balance as of December 29, 2007	$118

The components of the net deferred tax assets are as follows:

In Thousands	2007	2006

Assets
Employee benefits	$243	$707
Valuation reserves	1,261	598
Deferred compensation	424	412
Depreciation	689	779
Stock option expense	85	55
Net operating loss carry forward	1,220	1,318

Total assets	3,922	3,869

Liabilities
Unrealized gain on sale of securities available-for-sale	(208)	(113)
Unrealized equity investment income	(1,010)	(984)
Unrealized gain on interest rate swap agreement	(19)	(84)
Goodwill and intangible assets	(761)	(492)

Total liabilities	(1,998)	(1,673)

Valuation Allowance
Beginning balance	(1,211)	(228)
(Increase) decrease during period	97	(983)

Ending balance	(1,114)	(1,211)

	$810	$985

Deferred tax assets are included in the consolidated balance sheets as follows:

In Thousands	2007	2006

Deferred income tax asset - current	$1,399	$733
Deferred income tax asset (liability) – long-term	(589)	252

	$810	$985

The Company has a US federal unused net operating loss carry-forward of approximately $270 thousand and state unused net operating losses of approximately $14,165 thousand of which an estimated $14,165 thousand has been reserved as the Company does not expect to be able to utilize it. All operating loss carry-forwards expire in various amounts through 2021.

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13 — Operating Segment and Geographic Information

The following table presents certain operating segment information.

In Thousands	2007	2006	2005

Sporting Goods
Net revenue	129,788	136,733	120,996
Operating income	7,745	7,835	12,288
Interest expense	1,355	2,775	874
Provision for taxes	3,005	1,975	4,154
Net income	5,341	3,562	7,386
Identifiable assets	87,634	88,209	67,641
Non-marketable equity investments (equity method)	—	—	—
Depreciation & amortization	4,264	3,985	2,657
Capital expenditures	1,325	1,843	7,403

Office Products
Net revenue	55,788	54,732	62,319
Operating income	8,809	8,131	8,679
Interest expense	185	613	786
Provision for taxes	2,810	2,423	2,432
Net income	5,617	5,095	5,683
Identifiable assets	47,623	46,778	44,319
Non-marketable equity investments (equity method)	772	712	662
Depreciation & amortization	1,780	1,664	2,078
Capital expenditures	1,062	840	992

All Other
Net revenue	—	—	—
Operating income	(3,486)	(4,131)	(2,262)
Interest expense	1,297	(751)	(178)
Provision for taxes	(848)	(1,432)	(243)
Net income	(1,703)	(162)	(153)
Identifiable assets	16,759	15,728	12,900
Non-marketable equity investments (equity method)	7,205	5,456	3,952
Depreciation & amortization	—	—	—
Capital expenditures	—	—	—

Total
Net Revenue	185,576	191,465	183,315
Operating income	13,068	11,835	18,705
Interest expense	2,837	2,637	1,482
Provision for taxes	4,967	2,966	6,343
Net income	9,255	8,495	12,916
Identifiable assets	152,016	150,715	124,860
Non-marketable equity investments (equity method)	7,977	6,168	4,614
Depreciation & amortization	6,044	5,649	4,735
Capital expenditures	2,387	2,683	8,395

Each operating segment is individually managed and has separate financial results that are reviewed by the Company’s management. Each segment contains closely related products that are unique to the particular segment. There were no changes to the composition of segments in 2007. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The sporting goods segment consists of home entertainment products such as pool tables and accessories; table tennis tables and accessories; soccer and hockey tables; archery equipment and accessories; basketball goals; and fitness, arcade and darting products. Customers include retailers, dealers and wholesalers located throughout the United States and Europe.

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

Identifiable assets are principally those assets used in each segment. The assets in the All Other segment are principally cash and cash equivalents; deferred tax assets; marketable equity securities; and investments.

The Company has one customer in the sporting goods segment who accounted for 18%, 19% and 22% of consolidated total revenues in 2007, 2006 and 2005, respectively. No other customers accounted for 10% or more of consolidated revenues. Within the sporting goods segment this customer accounted for 26%, 30% and 33% of total revenues.

As of December 29, 2007, approximately 120 employees of the Company’s labor force were covered by a collective bargaining agreement that expires April 30, 2009.

Raw materials for Escalade’s various product lines consist of wood, particleboard, slate, standard grades of steel, steel tubing, plastic, vinyl, steel cables, fiberglass and packaging. Escalade relies upon suppliers in Europe and Brazil for its requirement of billiard balls and slate utilized in the production of home pool tables and upon various Asian manufacturers for certain of its table tennis needs and other items. Escalade sources some of its game table product line in China.

Revenues by geographic region/country were as follows:

In Thousands	2007	2006	2005

North America	$157,148	$162,207	$153,687
Europe	22,540	18,220	23,015
Other	5,888	11,038	6,613

	$185,576	$191,465	$183,315

Revenues are attributed to country based on location of customer and are for continuing operations.

Identified assets by geographic region/country were as follows:

In Thousands	2007	2006	2005

North America	$121,791	$122,325	$100,908
Europe	30,225	28,390	23,952

	$152,016	$150,715	$124,860

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14 — Summary of Quarterly Results

In thousands, except per share data (unaudited)	March 24	July 14	October 6	December 29

2007
Net sales	$33,467	$50,530	$60,687	$40,892
Operating income	1,847	3,780	5,812	1,629
Net income	1,097	2,435	3,131	2,592
Basic earnings per share	$0.08	$0.19	$0.24	$0.20

In thousands, except per share data (unaudited)	March 25	July 15	October 7	December 30

2006
Net sales	$32,800	$48,949	$65,583	$44,133
Operating income	2,182	2,087	4,994	2,572
Net income	1,724	1,188	2,992	2,591
Basic earnings per share	$0.13	$0.09	$0.23	$0.20

Note 15 — Acquisitions

All of the Company’s acquisitions have been accounted for using the purchase method of accounting.

2007

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

(Amounts in thousands)	Amount

Current assets	$1,083
Property, plant & equipment	170
Other assets	125
Patents & Trademarks	2,419

Net assets acquired	$3,797

In December 2007, the Company purchased substantially all of the assets of Piston Point, Inc. which distributed a unique broadhead arrow point. The piston point arrow head will be sold through the Company’s Sporting Goods business. The total price of $512 thousand was paid in cash using the Company’s revolving credit lines and was primarily composed of patents related to the piston point arrow head.

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents unaudited pro forma financial information as if the Carolina Archery acquisition described above had occurred at the beginning of the respective periods:

	Year ended

(In Thousands Except Per Share Amounts)	December 30, 2006	December 31, 2005

Net revenue:
Net revenue excluding Carolina Archery Products acquisition	$183,426	$183,315
Net revenue of Carolina Archery Products	10,491	8,500
Consolidation adjustment	—	—

Pro forma net revenues	$193,917	$191,815

Net income:
Net income excluding Carolina Archery Products acquisition	$7,679	$12,916
Net income of Carolina Archery Products	2,558	2,176
Consolidation adjustment	(940)	(796)

Pro forma net income	$9,297	$14,330

Basic earning per share:
Excluding Carolina Archery Products acquisition	$0.59	$0.99
Carolina Archery Products	0.20	0.17
Consolidation adjustment	(0.07)	(0.06)

Pro forma basic earnings per share	$0.71	$1.10

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

Note 16 — Commitments and Contingencies

The Company has obtained a letter of credit for the benefit of a certain mortgage holder. At December 29, 2007, the balance of the letter of credit was $2,734 thousand. It is to be used in the event of a default in either interest or principal payments.

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company has entered into various agreements whereby it is required to make royalty and license payments. At December 29, 2007, the Company had future estimated minimum non-cancelable royalty and license payments as follows:

In Thousands	Amount

2008	$642
2012 and beyond	100

$742

ESCALADE, INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:

/s/ Robert. Keller	March 11, 2008
Robert J. Keller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert E. Griffin	Chairman and Director	March 11, 2008
Robert E. Griffin

/s/ Blaine E. Matthews, Jr.	Director	March 11, 2008
Blaine E. Matthews, Jr.

/s/ Edward E. Williams	Director	March 11, 2008
Edward E. Williams

/s/ Richard D. White	Director	March 11, 2008
Richard D. White

/s/ George Savitsky	Director	March 11, 2008
George Savitsky

/s/ Richard Baalmann	Director	March 11, 2008
Richard Baalmann

/s/ Robert J. Keller Robert J. Keller	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2008

/s/ Terry Frandsen Terry Frandsen	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 11, 2008