Form 10-Q
period 2008-03-22
ESCALADE INC
filed 2008-04-11
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarter ended March 22, 2008 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 09, 2008

Common, no par value	12,697,586

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands except share information)

	March 22, 2008 (Unaudited)	March 24, 2007 (Unaudited)	December 29, 2007 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,693	$37	$2,808
Receivables, less allowance of $1,023; $1,440; and $1,087; respectively	23,781	31,416	30,639
Inventories	37,991	35,595	32,541
Prepaid expenses	2,797	3,352	2,551
Deferred income tax benefit	1,611	968	1,399
Income tax receivable	1,831	1,720	860

TOTAL CURRENT ASSETS	71,704	73,088	70,798

Property, plant and equipment, net	22,200	20,673	20,391
Intangible assets	20,633	22,551	21,012
Goodwill	26,281	24,992	25,803
Investments	12,165	10,298	12,473
Interest rate swap	27	197	54
Other assets	1,764	147	1,485

	$154,774	$151,946	$152,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$11,764	$9,586	$13,033
Trade accounts payable	3,078	4,142	2,938
Accrued liabilities	20,389	21,609	23,216
Income tax payable	—	—	169

TOTAL CURRENT LIABILITIES	35,231	35,337	39,356

Other Liabilities:
Long-term debt	29,029	31,878	19,135
Other non-current income tax liability	118	164	118
Deferred income tax liability	589	—	589
Deferred compensation	1,099	1,005	1,076

TOTAL LIABILITIES	66,066	68,384	60,274

Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued

Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 12,697,586; 13,008,198; and 12,673,149; shares respectively	12,698	13,008	12,673
Retained earnings	69,481	66,956	73,246
Accumulated other comprehensive income	6,529	3,598	5,823

	88,708	83,562	91,742

	$154,774	$151,946	$152,016

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share amounts) (Unaudited)

	Three Months Ended

	March 22, 2008	March 24, 2007

Net sales	$29,166	$33,467

Costs, expenses and other income:
Cost of products sold	20,743	22,455
Selling, general and administrative expenses	9,042	8,625
Amortization	437	568

Operating income (loss)	(1,056)	1,819

Interest expense, net	(487)	(517)
Other income	162	64

Income (loss) before income taxes	(1,381)	1,366

Provision for income tax benefit (expense)	533	(269)

Net income (loss)	$(848)	$1,097

Per share data:
Basic earnings (loss) per share	$(0.07)	$0.08
Diluted earnings (loss) per share	$(0.07)	$0.08
Cash dividend paid	$0.25	$0.22

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Net income (loss)	$(848)	$1,097

Unrealized gain (loss) on marketable equity securities available for sale, net of tax benefit (expense) of $218 and $(45), respectively	(330)	68

Foreign currency translation adjustment	1,053	72

Unrealized loss on interest rate swap agreement, net of tax of $11 and $18, respectively	(17)	(27)

Comprehensive income (loss)	$(142)	$1,210

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(All amounts in thousands) (Unaudited)

	Three Months Ended

	March 22, 2008	March 24, 2007

Operating Activities:
Net income (loss)	$(848)	$1,097
Depreciation and amortization	1,225	1,061
Gain on disposal of property and equipment	(8)	(52)
Employee stock-based compensation	153	95
Adjustments necessary to reconcile net income (loss) to net cash used by operating activities	(3,042)	(6,418)

Net cash used by operating activities	(2,520)	(4,217)

Investing Activities:
Purchase of property and equipment	(2,268)	(353)
Acquisition of assets	—	(3,627)
Proceeds from sale of property and equipment	22	141
Proceeds from reduction in life insurance	—	306
Investment in marketable securities available for sale	—	(1,090)

Net cash used by investing activities	(2,246)	(4,623)

Financing Activities:
Net increase in notes payable	8,625	8,519
Proceeds from exercise of stock options	313	129
Purchase of common stock	(195)	(453)
Director compensation	11	—
Dividends paid	(3,175)	(2,872)

Net cash provided by financing activities	5,579	5,323

Effect of exchange rate changes on cash	72	(275)

Net increase (decrease) in cash and cash equivalents	885	(3,792)
Cash and cash equivalents, beginning of period	2,808	3,829

Cash and cash equivalents, end of period	$3,693	$37

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note A - Basis of Presentation

The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The condensed consolidated balance sheet of the Company as of December 29, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2007 filed with the Securities and Exchange Commission.

Note B - Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Note C - Seasonal Aspects

The results of operations for the three-month periods ended March 22, 2008 and March 24, 2007 are not necessarily indicative of the results to be expected for the full year.

Note D - Inventories

(All amounts in thousands)	March 22, 2008	March 24, 2007	December 29, 2007

Raw materials	$9,588	$10,054	$9,188
Work in progress	6,497	6,910	7,032
Finished goods	21,906	18,631	16,321

	$37,991	$35,595	$32,541

Note E – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on December 31, 2006, the Company has recorded the following changes in uncertain tax positions under the caption “Other non-current income tax liability” on the consolidated balance sheet:

Quarter Ended
In Thousands	March 22, 2008	March 24, 2007

Beginning Balance	$118	$164
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Settlements	—	—
Reductions Settlements	—	—
Reductions for prior year tax positions	—	—

Ending Balance	$118	$164

Note F – Fair Values of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This became effective for the Company on December 30, 2007. The Company holds one type of financial asset subject to valuation under Statement No. 157: marketable equity securities available for sale. The Company does not have any liabilities subject to valuation under Statement 157. Fair values as of March 22, 2008 were calculated as follows:

(All amounts in thousands)	Balance at March 22, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)

Marketable equity securities available for sale	$3,983	$3,983	$—	$—

	$3,983	$3,983	$—	$—

Note G - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	3 Months Ended

All amounts in thousands	March 22, 2008	March 24, 2007

Weighted average common shares outstanding	12,683	13,034
Dilutive effect of stock options	12	16

Weighted average common shares outstanding, assuming dilution	12,695	13,050

Number of anti-dilutive stock options and restricted stock units	673	462

Note H – Employee Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of SFAS No. 123R Share-Based Payments (“SFAS 123R”).

During the three months ended March 22, 2008 and pursuant to the 2007 Incentive Plan, the Company awarded 2,657 restricted stock units to directors and 139,500 restricted stock units to employees. The restricted stock units awarded to the directors vest after one year following the grant date. The restricted stock units awarded to employees vest at the end of three years conditioned on the achievement of specified market conditions. The number of shares issued to employees can range between 75% and 150% of the award amount depending on the outcome of specified performance criteria. Restricted stock awards are subject to forfeiture if on the vesting date the employee is not employed or the director no longer holds a position with the Company.

The Company utilizes Monte Carlo techniques to determine the fair value of restricted stock units granted with market conditions attached to vesting.

For the three months ended March 22, 2008 and March 24, 2007, the Company recognized stock based compensation expense of $153 thousand and $95 thousand, respectively. At March 22, 2008, there was $1.7 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note I - Segment Information

	As of and for the Three Months Ended March 22, 2008

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$17,533	$11,633	$—	$29,166
Operating income (loss)	(1,299)	1,020	(777)	(1,056)
Net income (loss)	(1,069)	588	(367)	(848)
Total assets	$86,219	$47,008	$21,547	$154,774

	As of and for the Three Months Ended March 24, 2007

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$20,457	$13,010	$—	$33,467
Operating income (loss)	522	2,121	(824)	1,819
Net income (loss)	43	1,286	(232)	1,097
Total assets	$93,723	$45,569	$12,654	$151,946

Note J – Dividend Payment

On March 21, 2008, the Company paid a dividend of $0.25 per common share to all shareholders of record on March 14, 2008. The total amount of the dividend was approximately $3.2 million and was charged against retained earnings.

Note K – New Accounting Standards

Accounting Standards Yet to Be Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R changes accounting for business combinations through a requirement to recognize 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS No. 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and is therefore effective for the Company beginning in fiscal year 2009. The implementation of this guidance will affect the Company’s results of operations and financial position after its effective date only to the extent it completes applicable business combinations and therefore the impact cannot be determined at this time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes the economic entity concept of consolidated financial statements, stating that holders of residual economic interest in an entity have an equity interest in the entity, even if the residual interest is related to only a portion of the entity. Therefore, SFAS No. 160 requires a noncontrolling interest to be presented as a separate component of equity. SFAS No. 160 also states that once control is obtained, a change in control that does not result in a loss of control should be accounted for as an equity transaction. The statement requires that a change resulting in a loss of control and deconsolidation is a significant event triggering gain or loss recognition and the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and is therefore effective for the Company beginning in fiscal year 2009. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its results of operations and financial position.

Accounting Standards Adopted in Fiscal 2008

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is easier than using the complex hedge-accounting requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), to achieve similar results. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and therefore became effective for the Company as of December 30, 2007. The Company has not elected to measure any eligible items at fair value. Accordingly, the adoption of SFAS No. 159 has not impacted the Company’s results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and therefore became effective for the Company as of December 30, 2007. The adoption of SFAS No. 157 has not impacted the Company’s results of operations and financial position.

Item 1A.	Not Required.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Escalade, Incorporated (“Escalade” or “Company”) manufactures and distributes products for two industries: Sporting Goods and Office Products. Within these industries, the Company has successfully built a market presence in niche markets. This strategy is heavily dependent on expanding the customer base, barriers to entry, brand recognition and excellent customer service. A key strategic advantage is the Company’s established relationships with major customers that allow the Company to bring new products to the market in a cost effective manner while maintaining a diversified product line and wide customer base. In addition to strategic customer relations, the Company has substantial manufacturing and import experience that enable it to be a low cost supplier.

A majority of the Company’s products are in markets that are experiencing low growth rates. Where the Company enjoys a commanding market position, such as table tennis tables in the Sporting Goods segment and paper folding machines in the Office Products segment, revenue growth is expected to be low. However, in markets that are fragmented and where the Company is not the dominant leader, such as archery in the Sporting Goods segment and data security shredders in the Office Products segment, the Company anticipates higher growth. To augment internal growth, the Company has developed a strategy of acquiring companies or product lines that complement or expand the Company’s product lines. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing company structure.

Results of Operations

Consolidated net sales for the first quarter of 2008 were down in both the Sporting Goods and Office Product segments compared to the same quarter last year resulting in an operating loss of $1.1 million for the quarter compared to an operating gain of $1.8 million for the same quarter last year.

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue:

	Three months ended
	March 22, 2008	March 24, 2007

Net revenue	100.0%	100.0%
Cost of products sold	71.1%	67.1%

Gross margin	28.9%	32.9%
Selling, administrative and general expenses	31.0%	25.8%
Amortization	1.5%	1.7%

Operating income (loss)	-3.6%	5.4%

Consolidated Revenue and Gross Margin

Revenues from the Sporting Goods business were down 14% in the first quarter compared to the same quarter last year due to several factors. Approximately 74% of the decline relates to the Company’s mass-market retail customers who are experiencing lower than expected sell through on game room products such as table tennis and billiards. General market demand for game room products has been declining for several years, but this decline has been accelerated in 2008 by worsening economic conditions in the United States. In response, several of the Company’s mass-market retail customers have initiated efforts to reduce their inventories and consequently bought less of the Company’s products in the first quarter of 2008. Sales to the Company’s largest mass-market retail customer, Sears Holdings, were down 60% in the first quarter of 2008 compared to last year. In the second half of 2008, the Company will cease supplying table tennis and billiard tables to Sears Holdings; these product lines represented approximately 50% of the total sales to Sears Holdings in fiscal 2007. Management believes that total sales to its mass-market retail customers in 2008 will be significantly lower than levels achieved in 2007. Sales to specialty retailers and dealers were down 9% in the first quarter compared to the same period last year due principally to production and shipping delays of archery bows. The Company has now solved these production problems, but does not expect to recover lost revenues. Based on the first quarter results and early product placement information, the Company currently expects sporting goods sales for 2008 to be approximately 12% lower in 2008 compared to 2007.

Revenues from the Office Products business declined 11% in the first quarter compared to last year due in part to worsening economic conditions which have significantly affected the Company’s mass-market office products retailers in the United States who are reporting lower sales as the economy slows, particularly in high value items such as the Company’s paper folding machines. The Company is beginning to see this same trend develop in some European countries; specifically France and Spain. Sales in Europe have also been hampered by production delays on a new high security shredder which was scheduled to begin shipping at the beginning of the first quarter of 2008 but did not begin shipping until the end of the first quarter of 2008. Some European customers withheld orders in anticipation of this new shredder product line. Management believes revenues from the office products business will be slightly lower in fiscal 2008 than achieved in fiscal 2007.

Reduced sales volumes in both business segments have resulted in excess production capacity which translated into unfavorable production cost variances during the first quarter of 2008. As a result, the overall gross margin ratio declined in the first quarter of 2008 compared to the same period in 2007. The Company is currently evaluating each of its manufacturing facilities and anticipates taking action in the second quarter of 2008 to mitigate future unfavorable product cost variances. The gross margin ratio in Office Products has been further degraded as a result of the increasing strength of the EURO as it relates to product produced in Germany and sold in the United States. Management expects the overall gross margin ratio for 2008 to be less than that achieved in 2007.

Consolidated Selling, General and Administrative Expenses

Compared to the same period last year, consolidated selling, general and administrative (“SG&A”) costs increased 4% in the first quarter. SG&A costs in the Sporting Goods business segment increased 5% due to increased selling and marketing costs associated with the specialty retailer and dealer channel. SG&A costs in the Office Products business increased 3% due to changes in exchange rates; excluding the effect of exchange rates, SG&A costs in the Office Products business declined 5% during the first quarter of 2008 compared to last year.

Provision for Income Taxes

The effective tax rate in the first quarter of 2008 was 39% compared to 20% in the same period last year. This increase, which benefits the Company, is related to the size of the loss incurred in the current quarter relative to the size of permanent adjustments in taxable income which were smaller in the first quarter of 2008 than in the same period last year. The Company anticipates the effective tax rate for 2008 to be relatively unchanged from that experienced in fiscal 2007.

Financial Condition and Liquidity

The Company continues to exhibit strong financial health. Total bank debt at the end of the first quarter of 2008 was relatively unchanged from the same period last year, but up from the latest year end. The following schedule summarizes the Company’s total bank debt:

In thousands	March 22, 2008	March 24, 2007	December 29, 2007

Notes payable short-term	$11,764	$9,586	$13,033
Current portion long-term debt	—	—	—
Long term debt	29,029	31,878	19,135

Total bank debt	$40,793	$41,464	$32,168

As a percentage of stockholders’ equity, total bank debt was 46%, 50% and 35% at March 22, 2008, March 24, 2007 and December 29, 2007, respectively.

During the first quarter of 2008, operations used $2.5 million in cash primarily due to incurring a net operating loss. In addition to funding operations, the Company used $3.2 million in cash to pay a dividend to stockholders and invested $2.3 million in property plant and equipment of which $2.1 million relates to a project to implement a global information system. The total cost of this project is expected to be approximately $5.2 million with most of the costs being incurred during 2008.

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

A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company’s foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes could have resulted in a material impact on income before taxes for the three months ended March 22, 2008.

A substantial portion of the Company’s debt is based on U.S. prime and LIBOR interest rates. In an effort to lock-in current low rates and mitigate the risk of unfavorable interest rate fluctuations the Company has entered into an interest rate swap agreement. This agreement, which ends in May 2008, effectively converted a portion of its variable rate debt into fixed rate debt.

An adverse movement of equity market prices would have an impact on the Company’s long-term marketable equity securities that are included in other assets on the consolidated balance sheet. At March 22, 2008 the aggregate carrying value of long-term marketable equity securities was $4.0 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2008.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Not Required.

Item 2.	(c) ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Shares purchases prior to 12/29/2007 under the current repurchase program.	892,533	$8.93	892,533	$3,000,000

First quarter purchases:
12/30/2007 – 01/26/2008	None	None	No Change	No Change
01/27/2008 – 02/23/2008	None	None	No Change	No Change
02/24/2008 – 03/22/2008	None	None	No Change	No Change

Total share purchases under the current program	892,533	$8.93	892,533	$3,000,000

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In each of February 2005 and 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. The repurchase plan has no termination date and there have been no share repurchases that were not part of a publicly announced program except for shares purchased in connection with the exercise of stock options.

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

ESCALADE, INCORPORATED

Date: April 10, 2008	/s/ Terry D. Frandsen
Vice President and
Chief Financial Officer