Form 10-Q
period 2008-07-12
ESCALADE INC
filed 2008-08-01
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarter ended July 12, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission File Number 0-6966

ESCALADE, INCORPORATED
(Exact name of registrant as specified in its charter)

Indiana (State of incorporation)	13-2739290 (I.R.S. EIN)

817 Maxwell Ave, Evansville, Indiana (Address of principal executive office)	47711 (Zip Code)

812-467-1334
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act

Common Stock, No Par Value (Title of Class)	The NASDAQ Stock Market LLC (Name of Exchange on Which Registered)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008

Common, no par value	12,616,042

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands except share information)

	July 12, 2008 (Unaudited)	July 14, 2007 (Unaudited)	December 29, 2007 (Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$4,486	$1,969	$2,808
Receivables, less allowance of $1,014; $1,167; and $1,087; respectively	32,147	33,700	30,639
Inventories	39,090	40,823	32,541
Prepaid expenses	2,720	2,662	2,551
Deferred income tax benefit	2,397	899	1,399
Income tax receivable	2,397	714	860

TOTAL CURRENT ASSETS	83,237	80,767	70,798

Property, plant and equipment, net	23,719	20,625	20,391
Intangible assets	20,306	21,710	21,012
Goodwill	26,772	25,275	25,803
Investments	12,076	10,518	12,473
Interest rate swap	—	146	54
Other assets	1,464	328	1,485

	$167,574	$159,369	$152,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$52,345	$12,129	$13,033
Trade accounts payable	4,450	5,693	2,938
Accrued liabilities	18,433	21,089	23,216
Income taxes payable	—	—	169

TOTAL CURRENT LIABILITIES	75,228	38,911	39,356

Other Liabilities:
Long-term debt	2,737	32,271	19,135
Other non-current income tax liability	118	164	118
Deferred income tax liability	589	—	589
Deferred compensation	1,128	1,033	1,076

	79,800	72,379	60,274
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 12,616,042;12,984,714; and 12,673,149; respectively	12,616	12,985	12,673
Retained earnings	68,437	69,492	73,246
Accumulated other comprehensive income	6,721	4,513	5,823

	87,774	86,990	91,742

	$167,574	$159,369	$152,016

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	July 12, 2008	July 14, 2007	July 12, 2008	July 14, 2007

Net sales	$45,796	$50,530	$74,962	$83,997

Costs, expenses and other income:
Cost of products sold	33,275	33,456	54,018	55,911
Selling, general and administrative expenses	12,578	12,388	21,620	21,013
Amortization	732	878	1,169	1,446

Operating income (loss)	(789)	3,808	(1,845)	5,627

Interest expense	(660)	(952)	(1,147)	(1,469)
Other income	43	790	205	854

Income (loss) before income taxes	(1,406)	3,646	(2,787)	5,012

Provision for income tax benefit (expense)	702	(1,211)	1,235	(1,480)

Net income (loss)	$(704)	$2,435	$(1,552)	$3,532

Per Share Data:
Basic earnings (loss) per share	$(0.06)	$0.19	$(0.12)	$0.27
Diluted earnings (loss) per share	$(0.06)	$0.19	$(0.12)	$0.27

Cash dividend paid	—	—	$0.25	$0.22

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(UNAUDITED)

Net income (loss)	$(704)	$2,435	$(1,552)	$3,532

Unrealized gain (loss) on securities available for sale, net of tax of $40, $(69), $115 and $(75), respectively	(139)	240	(469)	307

Foreign currency translation adjustment	349	708	1,402	784

Unrealized (loss) on interest rate swap agreement, net of tax of $5, $10, $10 and $17, respectively	(18)	(33)	(35)	(60)

Comprehensive income (loss)	$(512)	$3,350	$(654)	$4,563

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six Months Ended

	July 12, 2008	July 14, 2007

Operating Activities:
Net income (loss)	$(1,552)	$3,532
Depreciation and amortization	2,436	2,913
Adjustments necessary to reconcile net income (loss) to net cash used by operating activities	(13,888)	(11,236)

Net cash used by operating activities	(13,004)	(4,791)

Investing Activities:
Purchase of property and equipment	(4,109)	(1,273)
Acquisition of assets	(452)	(3,624)
Proceeds from sale of property and equipment	26	170
Proceeds from reduction in life insurance	—	400

Net cash used by investing activities	(4,535)	(4,327)

Financing Activities:
Net increase in notes payable	22,915	11,454
Proceeds from exercise of stock options	313	133
Director fees paid by issuing stock	22	122
Purchase of common stock	(921)	(803)
Dividends paid	(3,174)	(2,866)

Net cash provided by financing activities	19,155	8,040

Effect of exchange rate changes on cash	62	(782)

Net increase (decrease) in cash and cash equivalents	1,678	(1,860)
Cash and cash equivalents, beginning of period	2,808	3,829

Cash and cash equivalents, end of period	$4,486	$1,969

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements - The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 29, 2007 has been derived from the audited consolidated condensed balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2007 filed with the Securities and Exchange Commission.

Note B – Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Note C – Seasonal Aspects

The results of operations for the six-month periods ended July 12, 2008 and July 14, 2007 are not necessarily indicative of the results to be expected for the full year.

Note D – Inventories

(All amounts in thousands)	July 12, 2008	July 14, 2007	December 29, 2007

Raw materials	$10,468	$10,790	$9,188
Work in progress	5,807	8,490	7,032
Finished goods	22,815	21,543	16,321

	$39,090	$40,823	$32,541

Note E – Notes Payable

On June 2, 2008, the Company executed an amendment to the revolving term agreement effectively maintaining the amount of available funds at $30 million by delaying the commencement of the annual $5 million step down until May 31, 2009. All other terms and conditions of the agreement were substantially unchanged. As of July 12, 2008 the outstanding balance on this line of credit was $28.7 million.

On June 2, 2008, the Company’s wholly owned subsidiary, Indian-Martin, Inc. executed an amendment to its revolving term agreement revising the schedule of available funds to $30 million as of June 1, 2008. All other terms and conditions of the agreement were unchanged. As of July 12, 2008 the outstanding balance on this line of credit was $23.6 million.

As discussed in Part II, Item 3, the Company is out of compliance with two financial covenants in its bank credit facility as of the end of the second quarter of fiscal 2008. Because there is no assurances that the lender will grant a waiver all amounts due under the credit facility have been classified as short-term.

Note F – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on December 31, 2006, the Company has recorded the following changes in uncertain tax positions under the caption “Other non-current income tax liability” on the consolidated condensed balance sheet:

Six Months Ended
In Thousands	July 12, 2008	July 14, 2007

Beginning Balance	$118	$164
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Settlements	—	—
Reductions Settlements	—	—
Reductions for prior year tax positions	—	—

Ending Balance	$118	$164

Note G – Fair Values of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This became effective for the Company on December 30, 2007. The Company holds one type of financial asset subject to valuation under Statement No. 157: marketable equity securities available for sale. The Company does not have any liabilities subject to valuation under Statement 157. Fair values as of July 12, 2008 were calculated as follows:

(All amounts in thousands)	Balance at July 12, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)

Marketable equity securities available for sale	$3,789	$3,789	$—	$—

	$3,789	$3,789	$—	$—

Note H – Employee Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of SFAS No. 123R Share-Based Payments (“SFAS 123R”).

During the six months ended July 12, 2008 and pursuant to the 2007 Incentive Plan, the Company awarded 13,052 restricted stock units to directors and 138,500 restricted stock units to employees. Of the restricted stock units awarded to the directors, 5,552 vested upon issuance and 7,500 vest after one year following the grant date. The restricted stock units awarded to employees vest at the end of three years conditioned on the achievement of specified market conditions. The number of shares issued to employees can range between 75% and 150% of the award amount depending on the outcome of specified performance criteria. Restricted stock awards are subject to forfeiture if on the vesting date the employee is not employed or the director no longer holds a position with the Company.

The Company utilizes Monte Carlo techniques to determine the fair value of restricted stock units granted with market conditions attached to vesting.

During the three months and six months ended July 12, 2008, the Company recognized stock based compensation expense of $294 thousand and $447 thousand, respectively. During the three months and six months ended July 14, 2007, the Company recognized stock based compensation expense of $295 thousand and $390 thousand, respectively. At July 12, 2008, there was $1.5 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note I – Segment Information

	As of and for the Three Months Ended July 12, 2008

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$29,197	$16,599	$—	$45,796
Operating income (loss)	(380)	1,107	(1,516)	(789)
Net income (loss)	(602)	658	(760)	(704)

	As of and for the Six Months Ended July 12, 2008

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$46,730	$28,232	$—	$74,962
Operating income (loss)	(1,679)	2,127	(2,293)	(1,845)
Net income (loss)	(1,671)	1,246	(1,127)	(1,552)
Total assets	$94,026	$50,708	$22,840	$167,574

	As of and for the Three Months Ended July 14, 2007

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$34,113	$16,417	$—	$50,530
Operating income (loss)	2,502	2,779	(1,473)	3,808
Net income (loss)	1,693	2,020	(1,278)	2,435

	As of and for the Six Months Ended July 14, 2007

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$54,570	$29,427	$—	$83,997
Operating income (loss)	4,398	4,972	(2,297)	5,627
Net income (loss)	1,736	3,572	(1,776)	3,532
Total assets	$99,846	$46,693	$12,830	$159,369

Note K – Dividend Payment

On March 21, 2008, the Company paid a dividend of $0.25 per common share to all shareholders of record on March 14, 2008. The total amount of the dividend was approximately $3.2 million and was charged against retained earnings.

Note J – Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended

All amounts in thousands	July 12, 2008	July 14, 2007	July 12, 2008	July 14, 2007

Weighted average common shares outstanding	12,635	12,974	12,656	13,000
Dilutive effect of stock options and restricted stock units	22	13	22	13

Weighted average common shares outstanding, assuming dilution	12,657	12,987	12,678	13,013

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2008 and 2007 was 668,217 and 562,319, respectively.

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

Results of Operations

Net revenues for the second quarter and first half of fiscal 2008 declined 9.4% and 10.8%, respectively, compared to the same periods last year. The largest single contributor to the revenue decline was lower sales to mass-retail customers in the Sporting Goods business. Consequently the Company recorded operating losses for the second quarter and first half of fiscal 2008 compared to operating profits in the same periods last year.

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

	Three Months ended		Six Months ended

	July 12, 2008	July 14, 2007	July 12, 2008	July 14, 2007

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.7%	66.2%	72.1%	66.6%

Gross margin	27.3%	33.8%	27.9%	33.4%
Selling, administrative and general expenses	27.4%	24.5%	28.8%	25.0%
Amortization	1.6%	1.7%	1.6%	1.7%

Operating income	(1.7)%	7.5%	(2.5)%	6.7%

Consolidated Revenue and Gross Margin

Sales in the Sporting Goods business declined 14.4% in both the second quarter and first half of fiscal 2008 compared to the same periods last year. Sales to mass-retail customers declined 23.3% in the second quarter and 20.2% in the first half of fiscal 2008 compared to the corresponding periods last year. The Company’s mass-market retail customers are experiencing lower than expected sell through on game room products such as table tennis and billiards due to consumer uncertainty generated by the poor economy in the United States. In response, several of the Company’s mass-market retail customers have initiated efforts to reduce their inventories and consequently bought less of the Company’s products in the first half of 2008. In fiscal 2007, Sears Holdings was the Company’s largest mass-retail customer accounting for 18% of total Sporting Goods sales. In the first half of fiscal 2008, sales to Sears Holdings are down approximately 66% compared to the same period last year and management expects sales for the full year to decline further because the Company has ceased supplying table tennis and billiard tables to Sears Holdings; these product lines represented approximately 50% of the total sales to Sears Holdings in fiscal 2007. Although the Company has achieved placement with other large mass-retail customers that will partially offset this lost business, Management expects total sales to its mass-market retail customers in 2008 to be down significantly from the levels achieved in 2007. In an effort to limit the Company’s exposure to fluctuations in mass-retail customers, the Company has been focused on expanding its distribution into specialty retailers and dealers. During the past few years, sales to specialty retailers and dealers have grown so that they now make up more than 50% of Sporting Goods sales. Sales to specialty retailers and dealers during the second quarter and first half of fiscal 2008 were relatively unchanged compared to the same period last year despite the low level of consumer confidence in the United States. Based on the first half results and product placement information, the Company currently expects Sporting Goods sales for 2008 to be roughly 20% lower in 2008 compared to 2007.

Compared to last year, Office Products sales were up 1.1% for the second quarter but down 4.1% for the first half of fiscal 2008. Excluding the effect of changing foreign exchange rates, Office Products sales declined 7.8% and 11.0% in the second quarter and first half of 2008, respectively, compared to last year. During the second quarter, sales in the United States remained relatively unchanged while sales in Europe declined due to a worsening economic climate. The Company’s products are viewed by consumers as high-value discretionary items and are therefore negatively impacted during economic downturns. Management believes total Office Product sales for fiscal 2008 will be relatively unchanged from fiscal 2007.

The overall gross margin ratio for the second quarter and first half of fiscal 2008 were lower than the same periods last year due to unfavorable production cost variances associated with excess production capacity and increased costs associated with product sourced in China. The Company has excess production capacity in its Sporting Goods business as a result of shifting production to China without reducing the number of facilities operated. The Company is currently evaluating plant consolidation options to mitigate future unfavorable production cost variances. The anticipated benefits will not be realized until fiscal 2009. Consequently, Management does not expect any improvements in the gross margin ratio during the remainder of fiscal 2008.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) for the second quarter and first half of fiscal 2008 were up 1.5% and 2.9%, respectively, compared to the same periods last year. Excluding the effect of changes in foreign currency rates, SG&A costs for the second quarter and first half of fiscal 2008 were down 2.7% and 1.42%, respectively, with the largest decline coming from the Sporting Goods business where variable compensation costs are down in relation to sales volume and profitability. SG&A costs in the Office Products business are up slightly over last year reflecting increased investments in the sales staff at the end of the last fiscal year.

Interest Expense and Other Expense

Interest costs in the second quarter were slightly lower than the same period last year but relatively unchanged for the first half of fiscal 2008. Although total bank debt increased over the same period last year, the Company benefited from lower interest rates resulting from Federal Reserve interest rate cuts over the last 12 months.

Other income in the second quarter and first half of fiscal 2008 was less than the same periods last year due to declining royalties on technology licensed to competitors who have migrated to other technologies as the Company has increased its direct competition to these companies. Management anticipates substantially diminished royalty income in fiscal 2008.

Provision for Income Taxes

During the first half of fiscal 2008, the Company benefited, because of its loss, from a higher effective tax rate (44.3%) compared to the effective tax rate for the first half of fiscal 2007 (29.5%) primarily due to the timing of permanent differences in calculating US Federal income tax. Management believes that the tax rate achieved for fiscal 2007 (34.9%) is indicative of the overall rate that will be achieved in fiscal 2008.

Financial Condition and Liquidity

The following schedule summarizes the Company’s total debt:

In thousands	July 12, 2008	July 14, 2007	December 29, 2007

Notes payable short-term	$52,345	$12,129	$13,033
Current portion long-term debt	—	—	—
Long term debt	2,737	32,271	19,135

Total debt	$55,082	$44,400	$32,168

During the first half of fiscal 2008, the Company amended its primary debt agreements to accommodate its planned investment in a global information system and lower earnings outlook. As anticipated, total debt as of July 12, 2008 increased $10.7 million over the comparable date last year due principally to operating losses, slightly higher working capital levels and the investment of $3.8 million in a global information management system. The Company expects to invest an additional $1.4 million on this global information system this year. As part of the Company’s stock repurchase plan, the Company acquired 90,383 shares during the second quarter of fiscal 2008.

The Company’s working capital requirements are primarily funded from operating cash flows and revolving credit agreements with its primary bank. The Company’s relationship with its primary lending bank remains strong and the Company expects to have access to the same level of revolving credit that was available in 2007, subject to the Company’s ability to meet or obtain waivers of certain financial covenant requirements set forth in the loan documents as discussed below in Part II, Item 3. In addition, the Company believes it can quickly reach agreement to increase available credit should the need arise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. To mitigate these risks, the Company has utilized derivative financial instruments, among other strategies but is not currently utilizing any derivative financial instruments. The Company does not use derivative financial instruments for speculative purposes.

A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company’s foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes could have resulted in a material impact on income before taxes for the three months and six months ended July 12, 2008.

An adverse movement of equity market prices would have an impact on the Company’s long-term marketable equity securities that are included in other assets on the consolidated condensed balance sheet. At July 12, 2008 the aggregate carrying value of long-term marketable equity securities was $3.8 million. Currently, the Company does not employ any hedge programs relative to these investments.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2008.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Not Required.

Item 1A.	Not Required.

Item 2.	(c) ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Shares purchased prior to 03/22/2008 under the current repurchase program.	892,533	$8.93	892,533	$3,000,000

Second quarter purchases:
03/23/2008 – 04/19/2008	83,183	$8.02	975,716	2,024,284
04/20/2008 – 05/17/2008	7,200	$8.17	982,916	1,965,460
05/18/2008 – 06/14/2008	None	None	No change	No change
06/15/2008 – 07/12/2008	None	None	No change	No change

Total share purchases under the current program	982,916	$8.84	982,916	$1,965,460

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. The repurchase plan has no termination date. There have been no share repurchases that were not part of a publicly announced program. In February 2008, the Board of Directors increased the remaining amount on this plan to its original level of $3,000,000.

Item 3.	Defaults Upon Senior Securities

(a) As of the end of registrant’s fiscal second quarter, the Company is out of compliance with its financial covenants as to leverage ratio and debt service ratio set forth in its bank credit facility. The Company has so notified the lender and is seeking a waiver of such non-compliance. The lender is assessing the Company’s request and has not declared the credit facility to be in default. Although the Company believes that its relationship with its lender is strong, there can be no assurances that the lender will grant such a waiver and/or that the terms of any such waiver will not be disadvantageous to the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the registrant was held on April 25, 2008 at the Company’s facilities in Evansville, Indiana. Proxy materials were circulated on March 28, 2008 proposing the election of seven members to the Board of Directors for a one year term.

Shareholders elected the proposed directors by the following vote totals:

	For	Withheld

Robert E. Griffin	11,178,633	333,895
Robert J. Keller	11,195,973	316,555
Blaine E. Matthews, Jr.	11,488,576	23,952
Edward E. Williams	11,480,895	31,633
Richard D. White	11,493,819	18,709
George Savitsky	11,494,419	18,109
Richard F. Baalmann, Jr.	11,492,519	20,009

Item 5.	Not Required.

Item 6.	Exhibits

(a)	Exhibits

Number	Description

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.
32.1	Chief Executive Officer Section 1350 Certification.
32.2	Chief Financial Officer Section 1350 Certification.
10.1

Ninth Amendment to Amended and Restated Credit Agreement effective October 24, 2001 by and between Escalade, Incorporated and JPMorgan Chase Bank, NA. The effective date of the Amendment was May 31, 2008. (a)

10.2

Fourth Amendment to Amended and Restated Credit Agreement effective September 5, 2003 by and between Indian-Martin, Inc. and JPMorgan Chase Bank, NA. The effective date of the Amendment was May 31, 2008. (a)

(a) Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on June 5, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date:	July 31, 2008	/s/ Robert J. Keller

Robert J. Keller
Chief Executive Officer

Date:	July 31, 2008	/s/ Terry D. Frandsen

Terry D. Frandsen
Vice President and Chief Financial Officer