Form 10-Q
period 2008-10-04
ESCALADE INC
filed 2008-10-24
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarter ended October 4, 2008 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2008

Common, no par value	12,616,042

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands except share information)

	October 4, 2008 (Unaudited)	October 6, 2007 (Unaudited)	December 29, 2007 (Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$3,342	$9,623	$2,808
Receivables, less allowance of $950; $1,333; and $1,087; respectively	31,549	46,780	30,639
Inventories	36,070	39,336	32,541
Prepaid expenses	3,965	2,487	2,551
Deferred income tax benefit	2,069	969	1,399
Income tax receivable	3,613	—	860

TOTAL CURRENT ASSETS	80,608	99,195	70,798

Property, plant and equipment, net	24,453	20,206	20,391
Intangible assets	19,340	20,911	21,012
Goodwill	25,527	25,485	25,803
Investments	10,442	10,325	12,473
Interest rate swap	—	107	54
Other assets	1,438	1,065	1,485

	$161,808	$177,294	$152,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$49,032	$23,749	$13,033
Current portion of long-term debt	—	3,479	—
Trade accounts payable	7,659	6,867	2,938
Accrued liabilities	15,915	26,162	23,216
Income tax payable	—	202	169

TOTAL CURRENT LIABILITIES	72,606	60,459	39,356

Other Liabilities:
Long-term debt	2,729	27,700	19,135
Other non-current income tax liability	1,237	164	118
Deferred income tax liability	589	—	589
Deferred compensation	1,149	1,055	1,076

	78,310	89,378	60,274

Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 12,616,042; 12,671,846; and 12,673,149; respectively	12,616	12,672	12,673
Retained earnings	67,238	70,516	73,246
Accumulated other comprehensive income	3,644	4,728	5,823

	83,498	87,916	91,742

	$161,808	$177,294	$152,016

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	October 4, 2008	October 6, 2007	October 4, 2008	October 6, 2007

Net sales	$40,797	$60,687	$115,759	$144,684

Costs, expenses and other income:
Cost of products sold	31,576	45,086	85,594	100,997
Selling, general and administrative expenses	8,520	8,976	30,140	29,989
Amortization	619	813	1,788	2,259

Operating income (loss)	82	5,812	(1,763)	11,439

Interest expense, net	(552)	(714)	(1,699)	(2,183)
Other income (expense)	(61)	875	144	1,729

Income (loss) before income taxes	(531)	5,973	(3,318)	10,985

Provision for income tax benefit (expense)	(834)	(2,842)	401	(4,322)

Net income (loss)	$(1,365)	$3,131	$(2,917)	$6,663

Per Share Data:
Basic earnings (loss) per share	$(0.11)	$0.24	$(0.23)	$0.51
Diluted earnings (loss) per share	$(0.11)	$0.24	$(0.23)	$0.51
Cash dividend paid	—	—	$0.25	$0.22

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Net income (loss)	$(1,365)	$3,131	$(2,917)	$6,663

Unrealized gain (loss) on securities available for sale, net of tax of $175, $(20), $480 and $(220), respectively	(271)	31	(740)	338

Realization of previously unrealized losses on securities available for sale, net of tax of $(53), $—, $(53) and $—, respectively	83	—	83	—

Foreign currency translation adjustment	(2,888)	205	(1,487)	989

Unrealized gain (loss) on interest rate swap agreement, net of tax of $0, $17, $23 and $56, respectively	—	(26)	(35)	(86)

Comprehensive income (loss)	$(4,441)	$3,341	$(5,096)	$7,904

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine Months Ended

	October 4, 2008	October 6, 2007
Operating Activities:
Net income (loss)	$(2,917)	$6,663
Depreciation and amortization	4,287	4,214
Adjustments necessary to reconcile net income (loss) to net cash used by operating activities	(9,942)	(15,397)

Net cash used by operating activities	(8,572,)	(4,520)

Investing Activities:
Purchase of property and equipment	(6,838)	(1,378)
Acquisition of assets	(521)	(3,623)
Purchase of investments held for sale	(996)	—
Proceeds from sale of property and equipment	27	175
Proceeds from sale of investments	1,374	—
Proceeds from reduction in life insurance	—	306

Net cash used by investing activities	(6,954)	(4,520)

Financing Activities:
Net increase in notes payable	19,592	21,982
Proceeds from exercise of stock options	313	140
Purchase of common stock	(921)	(3,401)
Dividends paid	(3,174)	(2,866)

Net cash provided by financing activities	15,810	15,855

Effect of exchange rate changes on cash	250	(1,021)

Net increase in cash and cash equivalents	534	5,794
Cash and cash equivalents, beginning of period	2,808	3,829

Cash and cash equivalents, end of period	$3,342	$9,623

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

Note C - Seasonal Aspects

The results of operations for the nine month periods ended October 4, 2008 and October 6, 2007 are not necessarily indicative of the results to be expected for the full year.

Note D - Inventories

(All amounts in thousands)	October 4, 2008	October 6, 2007	December 29, 2007

Raw materials	$10,406	$9,694	$9,188
Work in progress	5,801	7,814	7,032
Finished goods	19,863	21,828	16,321

	$36,070	$39,336	$32,541

Note E – Notes Payable

On June 2, 2008, the Company executed an amendment to the revolving term agreement effectively maintaining the amount of available funds at $30 million by delaying the commencement of the annual $5 million step down until May 31, 2009. All other terms and conditions of the agreement were substantially unchanged. As of October 4, 2008 the outstanding balance on this line of credit was $29.4 million.

On June 2, 2008, the Company’s wholly owned subsidiary, Indian-Martin, Inc. executed an amendment to its revolving term agreement revising the schedule of available funds to $30 million as of June 1, 2008. All other terms and conditions of the agreement were unchanged. As of October 4, 2008 the outstanding balance on this line of credit was $19.6 million.

As discussed in Part I, Item 2 under “Financial Condition and Liquidity and in Part II, Item 3, the Company is out of compliance with two financial covenants in its bank credit facility as of the end of the second and third quarters of fiscal 2008. Because there is no assurance that the lender will grant a waiver, all amounts due under the credit facility have been classified as short-term.

Note F - Income Taxes

The provision for income taxes was computed based on financial statement income.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on December 31, 2006, the Company has recorded the following changes in uncertain tax positions under the caption “Other non-current income tax liability” on the consolidated condensed balance sheet:

	Nine Months Ended

In Thousands	October 4, 2008	October 6, 2007

Beginning Balance	$118	$164
Additions for current year tax positions	38	—
Additions for prior year tax positions	1,081	—
Settlements	—	—
Reductions Settlements	—	—
Reductions for prior year tax positions	—	—

Ending Balance	$1,237	$164

The additions relate to prior year tax positions that were disallowed in a state tax audit. The Company plans to protest the adjustments, but has recorded the potential liability given the risks associated with the Company’s tax position.

Note G – Fair Values of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This became effective for the Company on December 30, 2007. The Company holds one type of financial asset subject to valuation under Statement No. 157: marketable equity securities available for sale. The Company does not have any liabilities subject to valuation under Statement 157. Fair values as of October 4, 2008 were calculated as follows:

(All amounts in thousands)	Balance at October 4, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)

Marketable equity securities available for sale	$2,702	$2,702	$—	$—

	$2,702	$2,702	$—	$—

Note H – Employee Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of SFAS No. 123R Share-Based Payments (“SFAS 123R”).

During the nine months ended October 4, 2008 and pursuant to the 2007 Incentive Plan, the Company awarded 17,358 restricted stock units to directors and 138,500 restricted stock units to employees. Of the restricted stock units awarded to the directors, 9,858 vested upon issuance and 7,500 vest after one year following the grant date. The restricted stock units awarded to employees vest at the end of three years conditioned on the achievement of specified market conditions. The number of shares issued to employees can range between 75% and 150% of the award amount depending on the outcome of specified performance criteria. Restricted stock awards are subject to forfeiture if on the vesting date the employee is not employed or the director no longer holds a position with the Company.

The Company utilizes Monte Carlo techniques to determine the fair value of restricted stock units granted with market conditions attached to vesting.

During the three months and nine months ended October 4, 2008, the Company recognized stock based compensation expense of $166 thousand and $613 thousand, respectively. During the three months and nine months ended October 6, 2007, the Company recognized stock based compensation expense of $162 thousand and $552 thousand, respectively. At October 4, 2008, there was $1.2 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note I - Segment Information

	For the Three Months Ended October 4, 2008

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$28,552	$12,245	$—	$40,797
Operating income (loss)	106	989	(1,013)	82
Net income (loss)	(185)	464	(1,644)	(1,365)

	As of and for the Nine Months Ended October 4, 2008

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$75,282	$40,477	$—	$115,759
Operating income (loss)	(1,573)	3,116	(3,306)	(1,763)
Net income (loss)	(1,856)	1,710	(2,771)	(2,917)
Total assets	$92,757	$45,798	$23,253	$161,808

	For the Three Months Ended October 6, 2007

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$47,403	$13,284	$—	$60,687
Operating income (loss)	4,575	2,060	(823)	5,812
Net income	3,409	350	(628)	3,131

	As of and for the Nine Months Ended October 6, 2007

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$101,973	$42,711	$—	$144,684
Operating income (loss)	7,185	6,960	(2,706)	11,439
Net income (loss)	5,145	3,922	(2,404)	6,663
Total assets	$108,653	$55,589	$13,052	$177,294

Note J – Dividend Payment

On March 21, 2008, the Company paid a dividend of $0.25 per common share to all shareholders of record on March 14, 2008. The total amount of the dividend was approximately $3.2 million and was charged against retained earnings.

Note K - Earnings Per Share

The shares used in computing the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended

All amounts in thousands	October 4, 2008	October 6, 2007	October 4, 2008	October 6, 2007

Weighted average common shares outstanding	12,616	12,889	12,644	12,938
Dilutive effect of stock options and restricted stock units	30	13	32	14

Weighted average common shares outstanding, assuming dilution	12,646	12,902	12,676	12,952

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2008 and 2007 were 659,117 and 561,843, respectively.

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

Overview

Escalade, Incorporated (“Escalade” or “Company”) manufactures and distributes products for two industries: Sporting Goods and Office Products. Within these industries the Company has successfully built a market presence in niche markets. This strategy is heavily dependent on expanding the customer base, creating barriers to entry, brand recognition and excellent customer service. A key strategic advantage is the Company’s established relationships with major customers that allow the Company to bring new products to the market in a cost effective manner while maintaining a diversified product line and wide customer base. In addition to strategic customer relations, the Company has over 75 years of manufacturing and import experience that enable it to be a low cost supplier.

Results of Operations

Net sales for the quarter and nine months ended October 4, 2008, were down 32.8% and 20.0%, respectively, over the same periods last year due principally to lower sporting goods sales to Sears Holdings, one of the Company’s mass retail customers. This decline in sales volume, combined with lower gross margin ratios, resulted in a significant decline in profitability. Operating income for the quarter was essentially breakeven, while a loss was recorded for the nine months ended October 4, 2008. During the third quarter, the Company recorded a one-time adjustment to the provision for income taxes of $1.1 million relating to a state tax audit assessment which the Company intends to protest. The result is a net loss for the quarter and nine months ended October 4, 2008.

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

	Three Months ended		Nine Months ended

	October 4, 2008	October 6, 2007	October 4, 2008	October 6, 2007

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.4%	74.3%	73.9%	69.8%

Gross margin	22.6%	25.7%	26.1%	30.2%
Selling, administrative and general expenses	22.4%	16.1%	27.6%	22.3%

Operating income (loss)	.2%	9.6%	(1.5)%	7.9%

Consolidated Revenue and Gross Margin

Sporting Goods sales in the third quarter and nine months ended October 4, 2008 declined 39.8% and 26.2%, respectively, compared to the same periods last year primarily due to lost product placement at Sears Holdings which was the Company’s largest mass-retail customer accounting for 26% of total sporting goods sales in fiscal 2007. Sporting Goods sales to other mass-retailers remained relatively unchanged. Due to the lost placement at Sears Holdings and weakening consumer confidence in the USA, the Company anticipates lower sales to mass-retailers in the fourth quarter of 2008 compared to 2007. In an effort to limit the Company’s exposure to fluctuations in the mass-retail channel, the Company continues to pursue a strategy of expanding distribution to specialty retailers and dealers. Sales to this channel during the third quarter and nine months ended October 4, 2008 were down 19.3% and 8.5%, respectively. Anticipating a continued slow down in US consumer spending, specialty retailers and dealers are exercising extreme caution in buying inventory. The Company anticipates this trend to continue in the fourth quarter resulting in lower sales in fiscal 2008 compared to the prior year.

Office Product sales in the third quarter and nine months ended October 4, 2008 were down 7.8% and 5.2%, respectively, compared to the same periods last year. Approximately two-thirds of this decline is due to lower sales to office supply mass-retailers in the USA which are being negatively impacted by the worsening economy. The remaining third is due to a slow down in European sales due to slowing economies in Germany, France and Spain. The Company does not expect the market for Office Products to improve in the fourth quarter. As a result Office Product sales for fiscal 2008 will be lower than fiscal 2007.

The overall gross margin was negatively impacted in fiscal 2008 by a combination of factors. Excess manufacturing capacity in the Sporting Goods business resulted in significant unfavorable manufacturing overhead variances. To remedy this, the Company has initiated a plan to reduce the number of manufacturing facilities. The first step in this process, closing the Evansville, Indiana factory has been completed and the Company is evaluating further actions and consolidations. Other factors that are negatively impacting gross margins include rising raw material prices (steel, particle board and plastic resins); increasing costs of goods imported from China; and the weak US dollar. The Company has initiated efforts to mitigate these cost increases by raising selling prices. However, these actions will have a delayed effect due to the timing of customer catalogue pricing and sales contracts. Consequently, the gross margin achieved in the third quarter is expected to be indicative of what will occur in the fourth quarter.

Consolidated Selling, General and Administrative Expenses

Total selling, general and administrative expenses (“SG&A”) declined 6.6% and 1.0% in the third quarter and nine months ended October 4, 2008, respectively, compared to the same periods last year. The primary reason for the decline in the third quarter is lower incentive compensation due to the Company’s performance. During the third quarter the Company initiated efforts to reduce SG&A costs through personnel reductions. The full benefit of these efforts is expected in fiscal 2009.

Interest Expense and Other Income (Expense)

Interest costs in the third quarter and nine months ended October 4, 2008 were lower than the same periods last year due in part to the capitalization of interest related to the Company’s ERP implementation project. The Company has also benefited from lower interest rates resulting from Federal Reserve rate cuts over the last 12 months.

Other income in the third quarter and nine months ended October 4, 2008 was less than the same periods last year due to declining royalties on licensed technology and a loss of $468 thousand on marketable securities the Company intends to sell in the fourth quarter to reduce bank debt. Royalty income will continue to decline as the Company increasingly competes with these licensees in the marketplace. The marketable securities sold were previously classified as “long term marketable securities held for sale” and were included in investments on the balance sheet.

Provision for Income Taxes

Shortly after the end of the third quarter of fiscal 2008, the Company received notice from a state tax agency that deductions claimed in prior years for factoring expenses were being denied. Although the Company plans to protest the audit assessment, it has recorded the potential tax of $1.1 million as an addition to uncertain tax positions under the caption of “Other non-current income tax liabilities” on the consolidated condensed balance sheet. Excluding the effect of this one-time charge, the effective tax rate for the nine months ended October 4, 2008 is roughly equal to the effective tax rate achieved in fiscal 2007. In the third quarter of fiscal 2007, the Company recorded a tax charge of $756 thousand associated with the repatriation of earnings from its European subsidiary.

Financial Condition and Liquidity

The following schedule summarizes the Company’s total debt:

In thousands	October 4, 2008	October 6, 2007	December 29, 2007

Notes payable short-term	$49,032	$23,749	$13,033
Current portion long-term debt	—	3,479	—
Long term debt	2,729	27,700	19,135

Total debt	$51,761	$54,928	$32,168

The cyclical nature of the Company’s Sporting Goods business results in a buildup of bank debt as the Company prepares for the holiday shopping period. This debt is then paid down as the Company collects on these sales. The total bank debt at the end of the third quarter is consistent with historical trends and the Company expects that total bank debt at the end of 2008 will be comparable to the balance at the end of fiscal 2007. At the end of the second and third quarters the Company was in violation of two debt covenants: a leverage ratio and debt service ratio. The Company and its lender have reached an agreement in principle to amend the debt agreements to waive the covenant deficiencies. The amended debt agreements are expected to include revised pricing terms and a new expiration date of March 1, 2009. Accordingly, the Company has classified all amounts due under the loan agreements as current. The Company has begun negotiations with its primary lender to secure an asset based loan with a maturity greater than one year to replace the existing lending facilities.

During the nine months ended October 4, 2008, the Company expended $3.2 million on a dividend to shareholders; $0.9 million on its stock repurchase plan; and $6.8 million on property and equipment of which approximately $4.7 million relates to the Company’s investment in a new global information system. The Company anticipates additional property and equipment expenditures of $1.0 million in fiscal 2008.

The Company’s working capital requirements are primarily funded from operating cash flows and revolving credit agreements with its primary bank. The Company’s relationship with its primary lending bank remains strong and the Company expects to have access to sufficient levels of credit to continue its operations subject to the Company’s ability to meet or obtain waivers of certain financial covenant requirements set forth in the loan documents as discussed below in Part II, Item 3. The Company believes it can secure additional or alternative funding should the need arise.

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

A substantial majority of revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company’s foreign subsidiaries enter into transactions in other currencies, primarily the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. Presently the Company does not employ currency exchange hedging financial instruments, but has adjusted transaction and cash flows to mitigate adverse currency fluctuations. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. Such adverse changes could have resulted in a material impact on income before taxes for the three months and nine months ended October 4, 2008.

An adverse movement of equity market prices would have an impact on the Company’s long-term marketable equity securities that are included in investments on the consolidated condensed balance sheet. At October 4, 2008 the aggregate carrying value of long-term marketable equity securities was $2.7 million. Currently, the Company does not employ any hedge programs relative to these investments.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2008.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Not Required.

Item 1A.	Not Required.

Item 2.	(c) ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Shares purchased prior to 07/12/2008 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
Third quarter purchases:
07/13/2008 – 08/09/2008	None	None	No change	No change
08/10/2008 – 09/06/2008	None	None	No change	No change
09/07/2008 – 10/04/2008	None	None	No change	No change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

(a) As of the end of registrant’s fiscal second and third quarter, the Company is out of compliance with its financial covenants as to leverage ratio and debt service ratio set forth in its bank credit facility. The Company has so notified the lender and is seeking a waiver of such non-compliance. The lender is assessing the Company’s request and has not declared the credit facility to be in default. Although the Company believes that its relationship with its lender is strong, there can be no assurances that the lender will grant such a waiver and/or that the terms of any such waiver will not be disadvantageous to the Company. See also Part I, Item 2 under “Financial Condition and Liquidity.

Item 4 and 5.	Not Required.

Item 6.	Exhibits

          (a)          Exhibits

Number	Description

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

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

ESCALADE, INCORPORATED

Date: October 23, 2008	/s/ Robert J. Keller

Robert J. Keller
Chief Executive Officer

Date: October 23, 2008	/s/ Terry D. Frandsen

Terry D. Frandsen
Vice President and Chief Financial Officer