Form 10-K
period 2008-12-27
ESCALADE INC
filed 2009-03-27
CIK 33488

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 27, 2008

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

812-467-4449
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “Large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☒

Aggregate market value of common stock held by nonaffiliates of the registrant as of July 12, 2008 based on the closing sale price as reported on the NASDAQ Global Market: $41,257,654

The number of shares of Registrant’s common stock (no par value) outstanding as of February 20, 2009: 12,616,042

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 24, 2009 are incorporated by reference into Part III of this Report.

Escalade, Incorporated and Subsidiaries

Part I

ITEM 1—BUSINESS

General

Escalade, Incorporated (“Escalade” or “Company”) operates in two business segments: sporting goods and office products. Escalade and its predecessors have more than 75 years of manufacturing and selling experience in these two industries.

The following table presents the percentages contributed to Escalade’s net sales by each of its business segments:

	2008	2007	2006

Sporting goods	66%	70%	71%
Office Products	34%	30%	29%

Total net sales	100%	100%	100%

For additional segment information, see Note 13 – Operating Segment and Geographic Information in the consolidated financial statements.

Sporting Goods

Headquartered in Evansville, Indiana, Escalade Sports manufactures and distributes widely recognized brands in family game room and outdoor sporting goods products through traditional department stores, mass merchandise retailers, and sporting goods specific retailers. Escalade is the world’s largest producer of table tennis tables. Some of the Company’s most recognized brands include:

Product Segment	Brand Names

Table Tennis	Ping-Pong®, STIGA®
Pool Tables and Accessories	Mizerak™, , Mosconi™,
Basketball Backboards and Goals	Goalrilla™, Goaliath®, Silverback™
Game Tables (Hockey and Soccer)	Harvard Game®, Rhino™, Atomic™
Archery	Trophy Ridge®, Bear Archery®
Fitness	The STEP®, USWeight™
Play Systems	Woodplay®, Oasis™

Sears historically was one of Escalade Sports largest customers and accounted for 18% and 19% of total consolidated revenues in 2007 and 2006 respectively. In 2008, sales to Sears accounted for 6% of total consolidated revenues, representing a decline of 12% from 2007. Although Escalade had been a preferred supplier of sporting goods products to Sears for more than 30 years and had won numerous awards from Sears for delivering outstanding products and services, the Company never had a long-term supplier contract with Sears. In 2008, the Company was unable to negotiate satisfactory terms for continued sales of table tennis and billiard tables, which products represented approximately 50% of total sales to Sears in 2007.

Escalade Sports manufactures in the U.S.A. and Mexico; and imports product from China, where the Company employs a number of contract manufacturers.

Certain products produced by Escalade Sports are subject to regulation by the Consumer Product Safety Commission. The Company believes it is in full compliance with all applicable regulations.

Office Products

Operating as Martin Yale, the office products business has a worldwide presence with manufacturing facilities in North America and Europe. Besides the sales offices located at each manufacturing plant, Martin Yale has sales offices in the United Kingdom, France, Spain, China, Italy, South Africa and Sweden.

Martin Yale products include: data shredders, paper trimmers, paper folding machines, paper drills, collators, bursting machines, letter openers, and office related products such as keyboard drawers and paper hole punches. Martin Yale brands include Martin Yale™, Premier®, Master™, Mead Hatcher™, Intimus®, and Paper Monster®.

Martin Yale products are sold throughout office products retailers, wholesalers and catalog distributors. No single Martin Yale customer accounted for more than 10% of Office Product sales during 2008.

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

In order to meet customer needs, each operating segment conducts its own independent research and development efforts to design new products and enhance already existing products. On a consolidated basis, the Company incurred research and development costs of approximately $2.3 million, $2.3 million and $2.2 million in 2008, 2007 and 2006, respectively.

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

Employees

The number of employees at December 27, 2008 and December 29, 2007 for each business segment were as follows:

	2008	2007

Sporting Goods
USA	277	475
Mexico	214	149

	491	624

Office Products
USA	106	111
Europe	134	115
Asia	8	14

	248	240

Total	739	864

The I.U.E./C.W.A. (United Electrical Communication Workers of America, AFL-CIO) represent hourly rated employees at the Escalade Sports’ Evansville, Indiana distribution center; approximately 30 employees at December 27, 2008. A 3-year labor contract was negotiated and renewed in April 2006; the new agreement expires on April 30, 2009. Management believes it has satisfactory relations with its employees.

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

ITEM 1A—	RISK FACTORS

Sales declined in 2008 and could continue to decline in 2009.

Overall sales in both sporting goods and office products declined in 2008 due to a variety of factors, including consumer uncertainty generated by the poor economy in the United States and globally and lower than expected sell through on game room products such as table tennis and billiards. Sales may further decline in 2009. Recovering or replacing these declining or lost sales will be a significant challenge. The Company cannot provide any assurance that it will be able to recover or replace all or any portion of these declining or lost sales.

Sales to Escalade Sports’ largest customer declined significantly in 2008 and sales to this customer will continue to decline in 2009.

Sears historically was one of Escalade Sports largest customers and accounted for 18% and 19% of total consolidated revenues in 2007 and 2006 respectively. In 2008, sales to Sears accounted for 6% of total consolidated revenues, representing a decline of 12% from 2007. Although Escalade Sports had been a preferred supplier of sporting goods products to Sears for more than 30 years and had won numerous awards from Sears for delivering outstanding products and services, the Company never had a long-term supplier contract with Sears. In 2008, Escalade Sports was unable to negotiate satisfactory terms for continued sales of table tennis and billiard tables, which products represented approximately 50% of total sales to Sears in 2007. The Company stopped supplying those products to Sears in the second half of 2008, and does not expect to resume sales of those products to Sears in 2009. In addition, the Company cannot provide any assurance that it will continue to supply any other products to Sears and, therefore, sales to Sears will decline further in 2009 and in the future. Although the Company has achieved placement with other large mass-retail customers that will partially offset this lost business, it cannot provide any assurance that the Company will be able to recover or replace all or any portion of these declining or lost sales to Sears.

Markets are highly competitive and the Company may not continue to compete successfully.

The market for sporting goods and office products is highly fragmented and intensely competitive. Escalade competes with a variety of regional, national and international manufacturers for customers, employees, products, services and other important aspects of the business. In sporting goods, the Company has historically sold a large percentage of our sporting goods products to mass merchandisers, and has increasingly attempted to expand sales to specialty retail and dealer markets. Similarly, the Company has traditionally sold office products to office products retailers and specialty machine dealers. In addition to competition for sales into those distribution channels, vendors also must compete in sporting goods with large format sporting goods stores, traditional sporting goods stores and chains, and warehouse clubs, discount stores and department stores, and in office products with office supply superstores, computer and electronics superstores, contract stationers, and others. Some of the current and potential competitors are larger than Escalade and have substantially greater financial resources that may be devoted to sourcing, promoting and selling their products, and may discount prices more heavily than the Company can afford.

If the Company is unable to predict or react to changes in consumer demand, it may lose customers and sales may decline.

Success depends in part on the ability to anticipate and respond in a timely manner to changing consumer demand and preferences regarding sporting goods and office products. Products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. The Company often makes commitments to manufacture products months in advance of the proposed delivery to customers. If Escalade misjudges the market for products, sales may decline significantly. The Company may have to take significant inventory markdowns on unpopular products that are overproduced and/or miss opportunities for other products that may rise in popularity, both of which could have a negative impact on profitability. A major shift in consumer demand away from sporting goods or office products could also have a material adverse effect on business, results of operations and financial condition.

Business is seasonal and annual results are dependent on the success of second half sales.

Sporting goods business is seasonal in nature with the highest sales and operating income historically occurring during the third and fourth fiscal quarters due largely to the holiday selling season. In 2008, the holiday selling season was substantially slower than in recent years and approximately 52% of sporting goods sales came in the second half of the year. Any decrease in second half sales, whether because of a slow holiday selling season, the general deterioration of the economy or otherwise, could have a material adverse effect on business, financial condition and operating results for the entire fiscal year.

Quarterly operating results are subject to fluctuation.

Operating results have fluctuated from quarter to quarter in the past, and the Company expects that they will continue to do so in the future. Earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or market expectations. Factors that could cause these quarterly fluctuations include the following: international, national and local general economic and market conditions; the size and growth of the overall sporting goods and office products markets; intense competition among manufacturers, marketers, distributors and sellers of products; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal demand for products; the size, timing and mix of purchases of products; fluctuations and difficulty in forecasting operating results; ability to sustain, manage or forecast growth and inventories; new product development and introduction; ability to secure and protect trademarks, patents and other intellectual property; performance and reliability of products; customer service; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation: exchange rates, import duties, tariffs, quotas and political and economic instability; changes in government regulations; any liability and other claims asserted against the Company; ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this Form 10-K and any other filings with the Securities and Exchange Commission.

The Company is currently in default of certain financial covenants in its Credit Agreement with JPMorgan Chase Bank, N.A. and is in the process of restructuring the terms of the Credit Agreement.

As of the end of Escalade’s 2008 fiscal second, third and fourth quarters, the Company was out of compliance with certain financial covenants (leverage ratio and debt service ratio) set forth in our $30,000,000 credit facility (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”). On January 15, 2009 a letter was received from Chase, which notified Escalade that Chase considers the Company’s failure to comply with each of the leverage ratio covenant and the debt service covenant to be an “Existing Default” under the Credit Agreement. Chase is not currently exercising its rights upon a default, but reserved its right to exercise any and all of its rights and remedies with respect to the Existing Defaults and has not waived any such rights and remedies.

Effective March 24, 2009 the Company entered into a commitment letter with JP Morgan Chase Bank, N.A (Chase) that provides for a secured, senior revolving credit facility in the maximum amount up to $50,000,000 and, through Chase’s London branch, a secured, senior revolving credit facility in the maximum amount of up to 3,000,000 Euros upon certain terms and conditions. The new credit facility is expected to have a maturity date of May 17, 2010. A portion of the credit facility not in excess of $3,500,000 will be available for the issuance of commercial or standby letters of credit to be issued by Chase. While this commitment letter does not waive the current financial covenant defaults, it provides that such defaults will be waived upon execution of the definitive new credit agreement documents. The Company anticipates finalizing the new credit agreement by April 15, 2009, although there can be no assurances that such agreement will be entered into or, if completed, that it will be executed by that date.

Operating results may be impacted by changes in the economy that impact business and consumer spending.

In general, sales depend on discretionary spending by consumers. A deterioration of current economic conditions such as the deterioration experienced in both the United States and the global economy in 2008 adversely impacted sales in 2008 and continuing economic downturn could result in further declines in revenues and impair growth in 2009. Severely negative economic conditions could greatly impair the ability and willingness of consumers to buy products. Operating results are directly impacted by the health of the North American, European and Asian economies. Business and financial performance may be adversely affected by current and future economic conditions, including unemployment levels, energy costs, interest rates, recession, inflation, the impact of natural disasters and terrorist activities, and other matters that influence business and consumer spending.

If the national and global financial crisis intensifies, potential disruptions in the credit markets may adversely affect business, including the availability and cost of short-term funds for liquidity requirements and ability to meet long-term commitments, which could adversely affect results of operations, cash flows and financial condition.

If internal funds are not available from operations we may be required to rely on the banking credit and equity markets to meet financial commitments and short-term liquidity needs. Even if the Company is able to successfully restructure the credit facility as discussed above, disruptions in the capital and credit markets, as experienced during 2008, could adversely affect its ability to borrow pursuant to the Credit Agreement with Chase or to borrow from other financial institutions. Access to funds under the Credit Agreement or pursuant to arrangements with other financial institutions is dependent on Chase’s or other financial institutions’ ability to meet funding commitments. Financial institutions, including Chase, may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience high volumes of borrowing requests from other borrowers within a short period of time.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect access to the liquidity needed for business. Any disruption could require the Company to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating future share repurchases, dividend payments or other discretionary uses of cash.

The current financial crisis in the United States and globally may have significant effects on customers and suppliers that would result in material adverse effects on business, operating results and stock price.

The current financial crisis in the United States and globally and the concern that the worldwide economy may enter into a prolonged recessionary period may materially adversely affect customers’ access to capital or willingness to spend capital on products and/or their levels of cash liquidity with which to pay for products that they will order or have already ordered from the Company. In addition, the current financial crisis may materially adversely affect suppliers’ access to capital and liquidity with which to maintain their inventories, production levels and/or product quality, could cause them to raise prices, lower production levels or result in their ceasing operations. Continuing adverse economic conditions in our markets would also likely negatively impact business, which could result in: (1) reduced demand for products; (2) increased price competition for products; (3) increased risk of excess or obsolete inventories; (4) increased risk of collectability of cash from customers; (5) increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; (6) reduced revenues and (7) higher operating costs as a percentage of revenues.

All of the foregoing potential consequences of the current financial crisis are difficult to forecast and mitigate. As a consequence, operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of future results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on business, results of operations and financial condition and could adversely affect stock price.

Negative economic conditions could prevent us from accurately forecasting demand for our products which could adversely affect our operating results or market share.

The current negative economic conditions and market instability in the United States and globally makes it increasingly difficult for the Company, customers and suppliers to accurately forecast future product demand trends, which could cause the Company to produce excess products that can increase inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in products, that could result in an inability to satisfy demand for products and a loss of market share.

The Company may pursue strategic acquisitions, which could have an adverse impact on our business.

The Company has grown in part over the years, through acquisitions of complementary companies or businesses, which have been part of the strategic plan and may continue to pursue acquisitions in the future from time to time. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of capital and management’s attention from other business issues and opportunities. The Company may not be able to successfully integrate operations that it acquires, including their personnel, financial systems, distribution, and operating procedures. If the Company fails to successfully integrate acquisitions, business could suffer. In addition, the integration of any acquired business, and their financial results, may adversely affect operating results. Escalade will consider acquisitions in the future, but we currently do not have any agreements with respect to any such acquisitions.

Growth may strain resources, which could adversely affect business and financial performance.

Both the sporting goods and office products businesses have grown over the past several years through strategic acquisitions. Growth places additional demands on management and operational systems. If the Company is not successful in continuing to support operational and financial systems, expanding the management team and increasing and effectively managing customers and suppliers, growth may result in operational inefficiencies and ineffective management of the business, which could adversely affect the business and financial performance.

Ability to expand business will be dependent upon the availability of adequate capital.

The rate of expansion will also depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by the business and the availability of equity and debt capital. Escalade can make no assurances that it will be able to obtain equity or debt capital on acceptable terms or at all, especially considering the current disruptions in the credit markets.

Failure to improve operational efficiency and reduce administrative costs could have a material adverse effect on liquidity, financial position and results of operations.

The Company’s ability to improve profit margins is largely dependent on the success of initiatives to streamline infrastructure, improve operational efficiency and reduction of administrative costs at every level of the Company. Failure to implement these initiatives successfully, or the failure of such initiatives to result in improved profitability, could have a material adverse effect on liquidity, financial position and results of operations.

Business may be adversely affected by the actions of and risks associated with third-party suppliers.

The raw materials that the Company purchases for manufacturing operations and many of the products that it sells are sourced from a wide variety of third-party suppliers. The Company cannot control the supply, design, function or cost of many of the products that are offered for sale and are dependent on the availability and pricing of key materials and products. Disruptions in the availability of raw materials used in production of these products may adversely affect sales and result in customer dissatisfaction. In addition, global sourcing of many of the products sold is an important factor in our financial performance. The ability to find qualified suppliers and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States. Political instability, the financial instability of suppliers, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond the Company’s control.

Historically, instability in the political and economic environments of the countries in which the Company or its suppliers obtain products and raw materials has not had a material adverse effect on operations. However, the Company cannot predict the effect that future changes in economic or political conditions in such foreign countries may have on operations. In the event of disruptions or delays in supply due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect results of operations unless and until alternative supply arrangements could be made. In addition, products and materials purchased from alternative sources may be of lesser quality or more expensive than the products and materials currently purchased abroad.

Deterioration in relationships with suppliers or in the financial condition of suppliers could adversely affect liquidity, financial position and results of operations.

Access to materials, parts and supplies is dependent upon close relationships with suppliers and the ability to purchase products from the principal suppliers on competitive terms. The Company does not enter into long-term supply contracts with these suppliers, and has no current plans to do so in the future. These suppliers are not required to sell to the Company and are free to change the prices and other terms. Any deterioration or change in the relationships with, or in the financial condition of our significant suppliers, could have an adverse impact on the ability to procure materials and parts necessary to produce products for sale and distribution. If any of the significant suppliers terminated or significantly curtailed its relationship with the Company or ceased operations, the Company would be forced to expand relationships with other suppliers, seek out new relationships with new suppliers or risk a loss in market share due to diminished product offerings and availability. Any change in one or more of these suppliers’ willingness or ability to continue to supply the Company with their products could have an adverse impact on liquidity, financial position and results of operations.

Escalade may be subject to product liability claims and the Company’s insurance may not be sufficient to cover damages related to those claims.

The Company may be subject to lawsuits resulting from injuries associated with the use of sporting goods equipment and office products that it sells. The Company may incur losses relating to these claims or the defense of these claims. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, the Company may be unable to retain adequate liability insurance in the future. In addition, the Company is subject to regulation by the Consumer Product Safety Commission and similar state regulatory agencies. If the Company fails to comply with government and industry safety standards, it may be subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition.

Intellectual property rights are valuable, and any inability to protect them could reduce the value of products.

The Company obtains patents, trademarks and copyrights for intellectual property, which represent important assets to the Company. If the Company fails to adequately protect intellectual property through patents, trademarks and copyrights, our intellectual property rights may be misappropriated by others, invalidated or challenged, and our competitors could duplicate the Company’s products or may otherwise limit any competitive design or manufacturing advantages. The Company believes that success is likely to depend upon continued innovation, technical expertise, marketing skills and customer support and services rather than on legal protection of intellectual property rights. However, the Company intends to aggressively assert its intellectual property rights when necessary.

The Company is subject to risks associated with laws and regulations related to health, safety and environmental protection.

Products, and the production and distribution of products, are subject to a variety of laws and regulations relating to health, safety and environmental protection. Laws and regulations relating to health, safety and environmental protection have been passed in several jurisdictions in which the Company operates in the United States and abroad. Although the Company does not anticipate any material adverse effects based on the nature of operations and the thrust of such laws, there is no assurance such existing laws or future laws will not have a material adverse effect on business, results of operations and financial condition.

International operations expose the Company to the unique risks inherent in foreign operations.

The Company has operations in Mexico and Europe, and relies on Asian suppliers for various raw materials and products. Foreign operations encounter risks similar to those faced by U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, control over product quality and content, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions. The 2003 acquisition of Schleicher & Company, International AG in Germany and the Company’s business relationships in Asia have increased our exposure to these foreign operating risks, which could have an adverse impact on international income and worldwide profitability.

The Company could be adversely affected by changes in currency exchange rates and/or the value of the United States dollar.

The Company is exposed to risks related to the effects of changes in foreign currency exchange rates and the value of the United States dollar. Changes in currency exchange rates and the value of the United States dollar can have a significant impact on earnings from international operations. While the Company carefully watches and attempts to manage exposure to fluctuation in currency exchange rates, these types of changes can have material adverse effects on business, results of operations and financial condition.

Failure to improve and maintain the quality of internal controls over financial reporting could materially and adversely affect the ability to provide timely and accurate financial information, which could harm the Company’s reputation and share price.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Management cannot be certain that weaknesses and deficiencies in internal controls will not arise or be identified or that the Company will be able to correct and maintain adequate controls over financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm operating results or cause failure to meet reporting obligations in a timely and accurate manner. Ineffective internal controls over financial reporting could also cause investors to lose confidence in reported financial information, which could adversely affect the trading price of the Company’s common stock.

Disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, management, including the Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Failure to effectively implement the global integrated information system (“SURGE”) could cause incorrect information or delays in getting information which could adversely affect the performance of the Company.

The Company began an integrated information systems evaluation process in the fourth quarter of 2007 which resulted in the selection of Oracle as its vendor. In 2008, the Company spent $6.6 million establishing the foundation and network for a system wide-roll out. The project experienced some delays and the system went live in the North American Office Products and one business entity within Sporting Goods in the beginning of 2009. Thus far in 2009 the Company has spent an additional $0.8 million dollars. For the remainder of 2009, the Company will not expand the new system to the other operational business entities and the decision of when to recommence the integrated system implementation has not been made. There can be no assurance the Company will have the necessary funds (estimated to be in excess of $2.0 million) or the staff to fully avail itself of the control features inherent in the system design. Without such utility, the Company management is faced with cumbersome and time consuming effort to manually consolidate information. Such inefficiencies and delays could cause sales and profit to decline and or could affect relationships with key customers and/or suppliers.

The preparation of financial statements requires the use of estimates that may vary from actual results.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States and the other countries in which the Company does business requires Management to make significant estimates that may affect financial statements. Due to the inherent nature of making estimates, actual results may vary substantially from such estimates, which could materially adversely affect out business, financial condition, and results of operations. For more information on our critical accounting estimates, please see the Critical Accounting Estimates section of this Form 10-K.

Changes in accounting standards could impact reported earnings and financial condition.

The accounting standard setters, including the Financial Accounting Standards Board, the International Accounting Standards Board, the Securities & Exchange Commission and the Public Company Accounting Oversight Board, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and apply and can materially affect how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retrospectively, which may result in the restatement of prior period financial statements.

Effective tax rate may fluctuate.

We are a multi-national, multi-channel provider of sporting goods and office products. As a result, the Company’s effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which the Company operates. The effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of income, any agreement with taxing authorities in various jurisdictions, the tax filing positions taken in various jurisdictions and changes in the political environment in the jurisdictions in which the Company operates. We base estimates of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to the Company and to estimates of the amount of business likely to be done in any given jurisdiction. The loss of one or more agreements with taxing jurisdictions, a change in the mix of business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws and any of the multiple jurisdictions in which the Company operates, or adverse outcomes from tax audits that the Company may be subject to in any of the jurisdictions in which the Company operates, could result in an unfavorable change in the effective tax rate which could have an adverse effect on business and results of our operations.

The Company is currently not in compliance with NASDAQ requirements for continued listing of common stock.

The Company’s common stock is currently not in compliance with NASDAQ rules for continued listing on the NASDAQ Global Market and is at risk of being delisted. The Company’s common stock has not maintained a minimum $1.00 per share bid price for the prior 30 consecutive business days as required by NASDAQ Marketplace Rule 4450(a)(5). Additionally, the Company’s common stock is currently at risk of not complying with NASDAQ Marketplace Rule 4450(a)(2) relating to continued listing on the NASDAQ Global Market. In accordance with Marketplace Rule 4450(a), companies must, among other requirements, maintain a market value of publicly held shares of at least $5,000,000. Although the market value of the Company’s publicly held shares currently exceeds $5,000,000, the Company cannot provide any assurance it we will be able to meet this requirement in the future.

However, NASDAQ has suspended enforcement of the bid price and market value of publicly held shares requirements through July 20, 2009. If NASDAQ had not suspended enforcement of these requirements the Company likely would have received a notice of failure to comply with Marketplace Rule 4450(a)(5) and would have 180 days to regain compliance. If and when the suspension of the enforcement of the bid price or market value requirement is lifted by NASDAQ, there is no guarantee that the Company will be able to meet this bid price or market value of publicly held shares requirement. This may subject the Company to the risk of being delisted and would result in decreased liquidity of common stock.

The Company is considering the potential for voluntary delisting of its common stock with NASDAQ if the Company remains eligible for suspending its SEC reporting obligations under the Securities Exchange Act of 1934, as amended.

The Company has been subject to the periodic reporting obligations imposed by the Securities Exchange Act of 1934, as amended, since it went public in 1972. In complying with those reporting obligations and the additional requirements imposed upon public companies pursuant to the Sarbanes-Oxley Act of 2002, the Company incurs significant annual out-of-pocket costs. In addition, the time and attention required of management to comply with all such requirements is substantial. As a small public company, particularly in light of recent economic conditions, the Company has not been able to take full advantage of the potential benefits of being public yet must continue to satisfy all of the requirements to remain a public company. The rules and regulations of the SEC allow a public reporting company to suspend its public company reporting obligations if the company has no securities listed on a national stock exchange, has 300 or fewer stockholders of record and meets certain other requirements. If the Company were to delist its common stock from NASDAQ, whether voluntarily or involuntarily, the Company believes that it then would be eligible to suspend its reporting obligations under the Securities Exchange Act of 1934, as amended, because the Company currently has less than 300 stockholders of record. The Company’s Board of Directors and management are in the process of exploring the advantages and disadvantages to the Company and its stockholders if the Company would no longer be a public reporting company. No final decisions have been made in this regard, but such actions would have a material impact on stockholders if taken.

The market price of common stock is likely to be highly volatile as the stock market in general can be highly volatile.

The public trading of common stock is based on many factors, which could cause fluctuation in the Company’s stock price. These factors may include, among other things:

•	General economic and market conditions;

•	Actual or anticipated variations in quarterly operating results;

•	Lack of research coverage by securities analysts;

•	If securities analysts provide coverage, our inability to meet or exceed securities analysts’ estimates or expectations;

•	Conditions or trends in our industry;

•	Changes in the market valuations of other companies in our industry;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	Capital commitments;

•	Additional or departures of key personnel;

•	Sales and repurchases of our common stock; and

•

The potential delisting of the Company’s common stock from NASDAQ and the potential to cease being a public reporting company as discussed in the two risk factors set forth immediately above this risk factor.

Many of these factors are beyond the Company’s control. These factors may cause the market price of the Company’s common stock to decline, regardless of operating performance.

Information security may be compromised.

Through sales and marketing activities, the Company collects and stores certain information that customers provide to purchase products or services or otherwise communicate and interact with the Company. Despite instituted safeguards for the protection of such information, we cannot be certain that all of the systems are entirely free from vulnerability to attack. Computer hackers may attempt to penetrate the network security and, if successful, misappropriate confidential customer or business information. In addition, an employee, a contractor or other third party with whom we do business may attempt to circumvent the Company’s security measures in order to obtain such information or inadvertently cause a breach involving such information. Loss of customer or business information could disrupt operations, damage the Company’s reputation, and expose the Company to claims from customers, financial institutions, payment card associations and other persons, any of which could have an adverse effect on business, financial condition and results of operations. In addition, compliance with tougher privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

Terrorist attacks or acts of war may seriously harm business.

Among the chief uncertainties facing the nation and the world and, as a result, business is the instability and conflict in the Middle East. Obviously, no one can predict with certainty what the overall economic impact will be as a result of these circumstances. Terrorist attacks may cause damage or disruption to the Company, employees, facilities and customers, which could significantly impact net sales, costs and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war and hostility may cause greater uncertainty and cause business to suffer in ways the Company currently cannot predict.

These risks are not exhaustive.

Other sections of this Form 10-K may include additional factors which could adversely impact business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can the Company assess the impact of all factors on business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 1B—	UNRESOLVED STAFF COMMENTS

None.

ITEM 2—	PROPERTIES

At December 27, 2008, the Company operated from the following locations:

Location	Square Footage	Owned or Leased	Use

Sporting Goods
Evansville, Indiana, USA	359,000	Owned	Distribution; sales and marketing; administration
Evansville, Indiana, USA	82,500	Leased	Warehousing
Olney, Illinois, USA	108,500	Leased	Manufacturing and distribution
Gainesville, Florida, USA	154,000	Owned	Manufacturing and distribution
Rosarito, Mexico	66,500	Owned	Manufacturing and distribution
Rosarito, Mexico	108,200	Leased	Manufacturing
Reynosa, Mexico	126,800	Owned	Manufacturing and distribution
Raleigh, N. Carolina, USA	69,800	Leased	Manufacturing and distribution
Jacksonville, Florida, USA	18,000	Leased	Sales and marketing

Office Products
Wabash, Indiana, USA	141,000	Owned	Manufacturing and distribution; sales and marketing; administration
Sanford, N. Carolina, USA	2,100	Leased	Sales and marketing
Markdorf, Germany	70,300	Owned	Manufacturing and distribution; sales and marketing; administration
Paris, France	1,335	Leased	Distribution; sales and marketing
Crawley, UK	8,300	Leased	Sales and marketing
Barcelona, Spain	8,600	Leased	Distribution; sales and marketing
Johannesburg, South Africa	4,800	Leased	Distribution; sales and marketing

At the end of 2008, the Company did not have any idle facilities. The Company made the decision to consolidate the Mexican production facilities into the Rosarito, Mexico location. The Reynosa facility is on the market to be sold and has been classified as held for sale in the Company’s financial statements. The Company believes that its facilities are in satisfactory and suitable for their respective operations. The Company also believes that it is in compliance with all applicable environmental regulations and is not subject to any proceeding by any federal, state or local authorities regarding such matters. The Company provides regular maintenance and service on its plants and machinery as required.

ITEM 3—	LEGAL PROCEEDINGS

The Company is involved in litigation arising in the normal course of its business, but the Company does not believe that the disposition or ultimate resolution of such claims or lawsuits will have a material adverse affect on the business or financial condition of the Company.

The Company is not aware of any probable or levied penalties against the Company relating to the American Jobs Creation Act.

ITEM 4—	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5—	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded under the symbol “ESCA” on the NASDAQ Global Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the NASDAQ Global Market (formerly the NASDAQ National Market):

Prices	High	Low

2008
Fourth quarter ended December 27, 2008	$2.54	$0.48
Third quarter ended October 4, 2008	5.40	2.51
Second quarter ended July 12, 2008	9.14	4.80
First quarter ended March 22, 2008	9.39	8.00

2007
Fourth quarter ended December 29, 2007	$9.90	$8.78
Third quarter ended October 6, 2007	9.95	8.06
Second quarter ended July 14, 2007	10.01	8.85
First quarter ended March 24, 2007	10.78	8.98

The closing market price on February 20, 2009 was $0.40 per share.

Depending on profitability and cash flows from operations, the Board of Directors issues annual dividends. Based on the Company’s 2008 performance, the Board has not declared a dividend in 2009. Dividends issued/declared during 2008 and 2007 are as follows:

Record Date	Payment Date	Amount per Common Share

March 9, 2007	March 16, 2007	$ 0.22
March 14, 2008	March 21, 2008	$ 0.25

There were approximately 218 holders of record of the Company’s Common Stock at February 20, 2009. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 652.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock with that of the cumulative total return on the NASDAQ US Stock Market Index and the NASDAQ Non-Financial Stocks Index for the five year period ended December 27, 2008. The following information is based on an investment of $100, on January 1, 2003, in the Company’s common stock, the NASDAQ US Stock Market Index and the NASDAQ Non-Financial Stocks Index, with dividends reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	2003	2004	2005	2006	2007	2008

Escalade Common Stock	100	79	70	65	57	5
NASDAQ US Stock Index	100	109	111	122	132	64
NASDAQ Non-Financial Stock Index	100	108	110	121	137	63

The above performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Shares purchases prior to 10/04/2008 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939

Fourth quarter purchases:

10/05/2008 – 11/01/2008	None	None	None	No Change

11/02/2008 – 11/30/2008	None	None	None	No Change

12/01/2008 – 12/27/2008	None	None	None	No Change

Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ITEM 6—	SELECTED FINANCIAL DATA

(In thousands, except per share data)

At and For Years Ended	December 27, 2008	December 29, 2007	December 30, 2006	December 31, 2005	December 25, 2004

Income Statement Data
Net sales
Sporting goods	$98,039	$129,788	$136,733	$120,996	$141,644
Office Products	50,647	55,788	54,732	62,319	76,040
Total net sales	148,686	185,576	191,465	183,315	217,684
Net income (loss)	(7,496)	9,255	8,495	12,916	8,180
Weighted-average shares	12,684	12,901	13,012	13,055	12,980

Per Share Data
Basic earnings (loss) per share	$(0.59)	$0.72	$0.65	$0.99	$0.63
Cash dividends	$0.25	$0.22	$0.20	$0.15	$0.12

Balance Sheet Data
Working capital	4,842	31,442	33,125	42,350	36,852
Total assets	147,701	152,016	150,715	124,860	134,969
Short-term bank debt	46,525	13,033	10,336	1,066	11,638
Long-term bank debt	—	19,135	22,609	18,487	15,542
Total stockholders’ equity	78,790	91,742	85,715	76,623	71,034

Fiscal year’s 2005, 2006, 2007 and 2008 were adversely impacted by lower sales to Sears, a major sporting goods customer.

Fiscal year 2007 was positively impacted by the sale of rights to license potential future intellectual property.

Fiscal year 2006 was adversely impacted by the completion of a plan to rationalize certain products in the Office Products business.

Fiscal year 2005 the rationalization of certain products lowered sales in the Office Products business.

Fiscal year 2004 was negatively impacted by restructuring charges and a goodwill impairment loss.

ITEM 7—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section should be read in conjunction with Item 1: Business; Item 1A: Risk Factors; Item 6: Selected Financial Data; and Item 8: Financial Statements and Supplementary Data.

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, the continuation and development of key customer and supplier relationships, Escalade’s ability to control costs, general economic conditions, fluctuation in operating results, changes in the securities market, Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

A majority of the Company’s products are in markets that are experiencing low growth rates. Where the Company enjoys a commanding market position, such as table tennis tables in the Sporting Goods segment and paper folding machines in the Office Products segment, revenue growth is expected to be roughly equal to general growth/decline in the economy. However, in markets that are fragmented and where the Company is not the dominant leader, such as archery in the Sporting Goods segment and data security shredders in the Office Products segment, the Company anticipates growth. To enhance internal growth, the Company has a strategy of acquiring companies or product lines that complement or expand the Company’s product lines. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing company structure. Management believes that key indicators in measuring the success of this strategy are revenue growth, earnings growth and the expansion of channels of distribution. The following table sets forth the percentage growth in revenues and net income over the past three years:

	2008	2007	2006

Net revenue
Sporting Goods	-24.5%	-5.1%	13.0%
Office Products	-9.2%	1.9%	-12.2%
Total	-19.9%	-3.1%	4.4%

Net Income	-181.0%	9.0%	-34.2%

Results of Operations

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

	2008	2007	2006

Net revenue	100.0%	100.0%	100.0%
Cost of products sold	75.4%	70.8%	72.0%

Gross margin	24.6%	29.2%	28.0%
Selling, administrative and general expenses	26.8%	20.8%	20.6%
Impairment of assets	1.8%	0.0%	0.0%
Amortization	1.5%	1.4%	1.2%

Operating income (loss)	-5.5%	7.0%	6.2%

Consolidated Revenue and Gross Margin

Continued sales declines to mass market retail customers in the Sporting Goods business resulted in an overall decline of 24% in consolidated net revenues for 2008 compared to 2007. These declines in the mass market retail channel offset gains in the specialty retail and dealer channels. Revenues from the Office Products business decreased 9% in 2008 compared to 2007 due principally to changes in foreign exchange rates.

The overall gross margin in 2008 decreased in comparison to 2007 due to a combination of factors. Excess manufacturing capacity in the Sporting Goods business resulted in significant unfavorable manufacturing overhead variances. To remedy this, the Company has initiated a plan to reduce the number of manufacturing facilities. The first step in this process, closing the Evansville, Indiana factory has been completed and the Company has begun the second step which involves consolidating the Company’s Mexican operations into one facility. The company ceased manufacturing operations in its Reynosa, Mexico facility on February 27, 2009 and will consolidate all Mexican operations into the Rosarito, Mexico facility. Other factors that negatively impacted gross margins include rising raw material prices (steel, particleboard and plastic resins); increased cost of goods imported from China, and the weak U.S. dollar. The Company has initiated efforts to mitigate these cost increases by raising selling prices. However, these actions will have a delayed effect due to the timing of customer catalog pricing and sales contracts.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) were $ 39.9 million in 2008 compared to $38.5 million in 2007, an increase of $1.4 or 3.6%. In 2008, sales were much less than plan during the second half of the year, thus the ratio of fixed SG&A cost on declining sales base coupled with the one-time cost of $1.5 million associated with severance pay and the closing of two manufacturing plants in 2008 resulted in SG&A expenses as a percent of sales to be significantly greater than the prior year (26.8% versus 20.8%). To offset the SG&A increase, the Company implemented many costs saving initiatives including the reduction of staff by 20%, the voluntary reduction of officer and director salaries by 10% and other cost saving initiatives whose full result will not be felt until 2009. Additionally the reduction in SG&A costs in the Sporting Goods business is associated with the lack of a profit improvement bonus accrual based on the Company’s lack of profitability. SG&A cost in the Office Products division remained relatively stable with a reduction in profit improvement bonus accrual offset by an increase in currency exchange in Europe. The increase in corporate administration costs is primarily attributed to computer software support for a new ERP system, employee relocation costs and stock options, offset by lower staff and salaries cited above.

Other Income

Other income decreased in 2008 compared to 2007 as a result of losses on the sale and impairment of securities totaling ($1.4) million in 2008 compared with a $1.5 million gain from the one-time sale of rights to license potential future intellectual property in 2007.

Provision for Income Taxes

The effective income tax rate in 2008 was higher relative to 2007 primarily due to taxation on repatriated earnings from the Company’s foreign operations. Excluding the effects of this repatriation, the effective tax rate for 2008 would have been 29.6% compared to 29.6% and 25.9% in 2007 and 2006, respectively. The Company expects future effective tax rates to approximate the effective tax rate achieved in 2008 excluding the effect of repatriated earnings.

Sporting Goods

Net sales, operating income (loss), and net income (loss) for the Sporting Goods business segment for the three years ended December 27, 2008 were as follows:

In Thousands	2008	2007	2006

Net Revenue	$98,039	$129,788	$136,733
Operating income (loss)	(6,250)	7,745	7,835
Net income (loss)	(5,428)	5,341	3,562

Net revenue declined 24% in 2008 compared to 2007. Sales to the Company’s mass market retail customers declined roughly 33% in 2008 compared to 2007 and reflect two factors: a general slowdown in the US economy which is adversely affecting mass retailers in general and a continued industry wide decline in consumer demand for game tables.

The Company continues to aggressively pursue opportunities with its mass market retail customers, but sales to this channel are expected to continue to decline. To counteract this trend, the Company continues to pursue a strategy of expanding certain product offerings and distribution through specialty retailers and dealers. Sales to these channels now comprise 45% of total revenues compared to 38% last year. Growth anticipated in the specialty retail and distributor channels are not expected to completely overcome expected significant declines in mass market retail channels, including diminished sales to Sears. Consequently the Company anticipates total 2009 sales for the Sporting Goods segment to be down from 2008.

Sales in 2007 were lower than 2006 due primarily to a reduction in sales to the mass market.

The gross margin ratio in 2008 decreased compared to 2007 due to continued pricing pressures from mass market retailers, higher material prices, factory absorption variances and product mix. As a result, operating income (loss) as a percentage of net revenue decreased to -6.4% in 2008 compared to 5.9% in 2007. Management anticipates operating income to increase in 2009 as 2008 personnel reductions and facility consolidations are realized.

Net income for 2008 decreased from 2007 due primarily to the one-time sale of rights to license potential future intellectual property, variances incurred in operations with the sales level decline, higher material prices and change in product mix.

Office Products

Net sales, operating income, and net income for the Office Products business segment for the three years ended December 27, 2008 were as follows:

In Thousands	2008	2007	2006

Net Sales	$50,647	$55,788	$54,732
Operating income	3,930	8,809	8,131
Net income	1,835	5,617	5,095

Sales in the Office Products business decreased 9.2% in 2008 compared to 2007 primarily due to lower sales to office supply mass-retailers in the U.S. which are being negatively impacted by the worsening economy and a slowdown in European sales due to slowing economy in Germany, France and Spain. Management anticipates further declines in sales to office product retailers as the global economy continues to decline. However, new product launches and an expanding presence in machine dealers is expected to lessen the impact of these declines.

Excluding the effect of changing foreign exchange rates, 2007 sales were essentially unchanged from 2006.

Profitability in the Office Products segment decreased in 2008 as evidenced by the ratio of operating income to net sales which decreased from 15.8% in 2007, to 7.8% in 2008. The primary reasons for this decline in profitability are raw material price and freight increases, foreign exchange rate fluctuations, under absorbed factory variances due to low sales and changes in product mix. Management anticipates operating income to increase in 2009 due to price increases, new product launches, realization of 2008 personnel reductions and a focus on the machine dealer channel which carries a higher gross margin.

Financial Condition and Liquidity

The current ratio, a basic measure of liquidity (current assets divided by current liabilities), decreased to 1.1 times in 2008 from 1.8 times in 2007. Total accounts receivable and inventories are down at the end of 2008 as a direct result of a lower sales volume.

The Company’s use of cash was principally caused by the loss of business from mass retailers relative to the deteriorating economic conditions coupled with the rising cost of raw materials, freight and fixed costs associated with excess capacity. During the year, the Company authorized and paid a $3.2 million dividend and invested $6.6 million dollar capital expenditure to invest in its IT system for the future. Other significant uses of cash included $2.9 million in plant equipment, $0.5 million in acquisitions, repurchase of stock of $0.9 million, net proceeds received from the sale of investments of $1.5 million and proceeds from the exercise of stock options of $0.3 million and other miscellaneous items net. The result of the convergence of all these factors was a need by year-end to utilize $14.4 million in additional borrowings which moved total bank debt as a percent of stockholders equity from 35% in 2007 to 59% in 2008.

In 2009, the Company expects to spend approximately $2.5 million in capital expenditures. This reduction of capital expenditures, coupled with other actions discussed below, is expected to strengthen its financial condition and liquidity.

The Company’s working capital requirements are primarily funded through cash flows from operations and revolving credit agreements with its bank. During 2008 the Company’s maximum borrowings under its primary revolving credit lines totaled $54.8 compared to $52.4 million in 2007. The overall effective interest rate in 2008 was 4.1% which was lower than the effective rate of 6.7% in 2007. As discussed in Part I, Item 1A – Risk Factors, the Company was out of compliance with certain financial covenants in its Credit Agreement with JPMorgan Chase Bank, N.A. as of the end of 2008.

The Company has a long standing relationship with its lender and has diligently worked to extend its credit facility into 2010 and to establish financial covenants that can be met. The Company has taken significant actions to preserve cash, increase liquidity and position it to operate in very difficult economic conditions. Specifically, the Company has consolidated three manufacturing plants into one thus eliminating the burdens of excess capacity that negatively affected 2008. It has increased prices, reduced head counts, reduced officer and director salaries, and implemented other overall expense savings. As a result, the Company expects to be positioned to lower its bank debt in 2009. The Company operates in an industry which has been adversely affected by the current economic conditions. The Company is currently operating under a forbearance letter with its primary lender; however as, disclosed previously, a commitment letter has been received from this lender to provide the Company with sufficient borrowing needs through May 17, 2010.

As a result of the external economic conditions, the Company experienced significant losses in the latter half of fiscal year 2008 and has been out of compliance with its loan covenants since the end of the second quarter, 2008. In response to the challenging economic environment, management began implementing a series of cost reduction measures during the third and fourth quarters of fiscal year 2008.

The Company expects its sales levels for fiscal year 2009 to be substantially lower than 2008. To help mitigate the declining sales expected to occur during fiscal year 2009, management will continue to implement several cost reduction measures. The Company believes that cash generated from its projected 2009 operations, the potential sale of its Reynosa facility, income tax refunds and the commitment of borrowings from its primary lender will provide it with sufficient cash flows for its operations.

It is possible that if the current economic conditions continue to deteriorate, this could have further adverse effects on the Company’s ability to operate profitably during fiscal year 2009. To the extent that occurs, management intends to continue to make cost reductions and to continue realigning its infrastructure in an effort to match the Company’s overhead and cost structure with the sales level dictated by current market conditions. Although not currently planned, realization of assets in other than the ordinary course of business in order to meet liquidity needs could incur losses not reflected in these financial statements.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under the sub-heading “New Accounting Pronouncements” beginning on page 43.

Off Balance Sheet Financing Arrangements

The Company has no financing arrangements that are not recorded on the Company’s balance sheet.

Contractual Obligations

The following schedule summarizes the Company’s contractual obligations as of December 27, 2008:

Amounts in thousands	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 –3 years	3 – 5 years	More than 5 years

Debt	$46,525	$46,525	$—	$—	$—
Future interest payments (1)	1,954	1,954	—	—	—
Operating Leases	2,732	1,204	1,490	38	—
Minimum payments under royalty and license agreements	2,200	580	780	840	--

Total	$53,411	$50,263	$2,270	$878	$—

Notes:

(1) Assumes that the Company will not increase borrowings under its long-term credit agreements and that the effective interest rate experienced in 2008 (4.1%) will continue for the life of the agreements.

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

Inventory Valuation Reserves
The Company evaluates inventory for obsolescence and excess quantities based on demand forecasts based on specified time frames, usually one year. The demand forecast is based on historical usage, sales forecasts and current as well as anticipated market conditions. All amounts in excess of the demand forecast are deemed to be potentially excess or obsolete and a reserve is established based on the anticipated net realizable value. To the extent that demand forecasts are greater than actual demand and the Company fails to reduce manufacturing output accordingly, the Company could be required to record additional inventory reserves which would have a negative impact on gross margin.

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

Advertising Subsidies
The Company enters agreements with certain retailers to pay for direct advertising programs and/or provide in-store display units. These agreements are not based on retailer purchase volumes and do not obligate the retailer to continue carrying the Company’s products in future years. The Company determines the value of the advertising services based on its own research and history of providing such services. The Company expenses these costs in the period in which they are incurred as a selling expense.

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

Impairment of Goodwill
The Company annually tests for impairment of goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The Company engaged a valuation expert to assist them with their evaluation of the fair value of three separate reporting units, discussed below. The fair values were compared to their carrying value as of the year end. The first phase, of the goodwill impairment test requires that the fair value of the applicable reporting unit be compared with its recorded value. The Company establishes fair value by using a combination of a market approach and discounted cash flow approach. The discounted cash flow was determined by calculating the present value of the expected future cash flows of the reporting unit. The Company uses assumptions about expected future operating performance in determining estimates of those cash flows, which may differ from actual cash flows. If the recorded value of net assets of a reporting unit is less than the fair value calculated by the discounted cash flow analysis, management performs a phase two analysis which allocates the fair value of the reporting unit calculated in phase one to the specific tangible and intangible assets and liabilities of the reporting unit, which results in an implied fair value of goodwill. Goodwill is reduced by any shortfall of implied goodwill to its current carrying value.

The Company has three reporting units that require separate goodwill impairment analysis. Those reporting units are Escalade Sports (domestic sporting goods manufacturing), Martin Yale North America (domestic office products manufacturing) and Martin Yale Europe (international office products manufacturing). Significant assumptions used in each of the reporting units goodwill impairment testing are as follows:

Escalade Sports – The discount rate used in the 2008 discounted cash flow calculation was 11.5% compared to 6% for 2007. The higher discount rate was used based on advice from the outside valuation expert hired by the Company to assist in the valuation effort. Projected revenues for 2009 and beyond reflected the Company’s best view of the current global economic situation, the status of new products and product improvements, and the projected cost of raw materials along with any other factors deemed material in projecting future outcomes. The Company used a combination of discounted cash flow and market approach giving equal weight to both methods in determining the fair value of the Escalade Sports reporting unit.

Martin Yale North America – The discount rate used in the 2008 discounted cash flow calculation was 10% compared to 6% for 2007. The higher discount rate was used based on advice from the outside valuation expert hired by the Company to assist in the valuation effort. Projected revenues for 2009 and beyond reflected the Company’s best view of the current global economic situation, the status of new products and product improvements, and the projected cost of raw materials along with any other factors deemed material in projecting future outcomes. The Company used a combination of discounted cash flow and market approach giving equal weight to both methods in determining the fair value of the Martin Yale North America reporting unit.

Martin Yale North America – The discount rate used in the 2008 discounted cash flow calculation was 10% compared to 6% for 2007. The higher discount rate was used based on advice from the outside valuation expert hired by the Company to assist in the valuation effort. Projected revenues for 2009 and beyond reflected the Company’s best view of the current global economic situation, the status of new products and product improvements, and the projected cost of raw materials along with any other factors deemed material in projecting future outcomes. The Company used a discounted cash flow as it was determined that comparable market data was not available to compute a market approach value for Martin Yale Europe reporting unit.

Long Lived Assets
The company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. The fair value of certain assets was determined based on the “held for use” classification at year end. The Company may incur additional impairment charges or losses on divestitures of these assets being classified as “held for sale.”

During 2008, the Company’s Sporting Goods segment recognized an impairment loss of $2.6 million related to an “asset held for sale”. During 2008, the Company made the decision to consolidate Mexican operations into their Rosarito, Mexico facility. Production at the Reynosa, Mexico facility ceased at the end of February 2009. The Reynosa facility and certain pieces of equipment are currently on the market to be sold. The Company has held various discussions and negotiations and has considered purchase offers from third parties in determining the current market value in order to calculate the impairment loss.

Equity Method Investments
The Company has minority equity positions in companies strategically related to the Company’s business, but does not have control over these companies. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income (loss) is recorded in other income on the consolidated statements of operations. The proportionate share of net income was $1,054 thousand, $1,354 thousand and $1,290 thousand in 2008, 2007 and 2006, respectively. Total cash dividends received from these equity investments amounted to $49 thousand, $39 thousand, and $434 thousand in 2008, 2007 and 2006, respectively. The Company considers whether the fair values of any of its equity investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value. The Company tested for impairment of the major component in this asset category. The Company uses assumptions about expected future operating performance in determining estimates of those cash flows, which may differ from actual cash flows. If the recorded values of these assets are not recoverable, based on this discounted cash flow analysis, management will adjust the recorded values to fair value. The Company determined that there was no impairment indicated for the years ended December 27, 2008 or December 29, 2007.

Effect of Inflation

The Company cannot accurately determine the precise effects of inflation; however, there were some increases in sales and costs due to inflation in 2008. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expenses; improving manufacturing technologies; and redesigning products to keep these costs under control.

Capital Expenditures

As of December 27, 2008, the Company had no material commitments for capital expenditures. However, in the first quarter of 2008, the Company initiated a project to implement a global integrated information system. In 2008, the Company spent $6.6 million related to this project. The Company went live with the install at its North American Office Products business entity and one division of the Sporting Goods business entity. Through February, 2009, the Company has spent an additional $0.8 million relative to the install at each of these entities. At this point, the Company has suspended further implementation until it has had sufficient time to evaluate the results of what has been installed. When the decision is made to recommence the install schedule, the Company believes it will need to spend an additional $2.0 million to complete the hardware and software system integration.

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. The Company attempts to minimize these risks through regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. During fiscal 2008, the only derivative in use was an interest rate swap agreement, which was settled during the second quarter of 2008. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

Interest Rates
The Company’s exposure to market-rate risk for changes in interest rates relates primarily to its revolving variable rate bank debt which is based on both U.S. prime and LIBOR interest rates. A hypothetical 1% or 100 basis point change in interest rates would not have a significant effect on our consolidated financial position or results of operation.

Foreign Currency
The Company conducts business in various countries around the world and is therefore subject to risks associated with fluctuating foreign exchange rates. Approximately 17% of consolidated revenue is derived from sales outside of the U.S. This revenue is generated from the operations of the Company’s subsidiaries in their respective countries and surrounding geographic areas and is primarily denominated in each subsidiary’s local functional currency. These subsidiaries incur most of their expenses (other than inter-company expenses) in their local functional currency and include the Euro, Great Britain Pound Sterling, Mexican Peso and Chinese Yuan.

The geographic areas outside the United States in which the Company operates are generally not considered to be highly inflationary. Nonetheless, the Company’s foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain inter-company transactions that are denominated in currencies other than the respective functional currency. Operating results as well as assets and liabilities are also subject to the effect of foreign currency translation when the operating results, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. The unrealized effect of foreign currency translation in 2008 resulted in a $2.3 million loss that was recorded in stockholders’ equity as other comprehensive income (loss), compared to a $2.3 million gain in 2007 and a $2.4 million gain in 2006. At December 27, 2008, a hypothetical change of 10% in foreign currency exchange rates would cause a $2.3 million change to stockholders’ equity on our consolidated balance sheet and a $50,000 change to net income in our consolidated statement of operations.

The Company and its subsidiaries conduct substantially all their business in their respective functional currencies to avoid the effects of cross-border transactions. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs such as matching assets and liabilities in the same currency. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. The Company has evaluated the use of currency exchange hedging financial instruments but has determined that they would not use such instruments under the current circumstances. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. A hypothetical adverse change of 20% would have resulted in a decline of 3.6% in net revenues and a 1.3% increase in net loss.

Marketable Securities
An adverse movement of equity market prices has impacted the Company’s long-term marketable equity securities available for sale that are included in investments on the consolidated balance sheets and resulted in an other than temporary impairment adjustment of $.9 million during 2008. At December 27, 2008 the aggregate fair market value of long-term marketable equity securities available for sale was $1.2 million. Due to the unpredictable nature of the equity market the Company has not employed any hedge programs relative to these investments.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

The management of Escalade assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that, as of December 27, 2008, the Company’s internal control over financial reporting was effective.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report regarding internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K. In addition, this report by management regarding internal control over financial reporting is specifically not incorporated by reference into this annual report on Form 10-K or into any other filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

/s/ Robert J. Keller, Chief Executive Officer           /s/ Deborah J. Meinert, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2008. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B —	OTHER INFORMATION

None.

Part III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers is contained in the registrant’s Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 24, 2009 under the captions “Certain Beneficial Owners,” “Election of Directors,” “Executive Officers of the Registrant,” “Board of Directors, Its Committees, Meetings and Functions,” and “Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11—	EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant’s Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 24, 2009 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appears under the caption “Report of Compensation Committee” is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 24, 2009 under the captions “Certain Beneficial Owners” and “Election of Directors” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders (1)	390,867	$13.92	974,767
Equity compensation plans not approved by security holders	—	—	—

Total	390,867		974,767

(1) These plans include the Company’s 1997 Incentive Stock Option Plan, the 1997 Director Stock Option Plan, the Escalade, Incorporated 2007 Incentive Plan and a special grant of 10,000 options to Directors approved at the 2006 annual shareholders meeting.

ITEM 13—	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 407(a) of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on April 24, 2009 under the captions “Election of Directors” and “Board of Directors, Its Committees, Meetings and Functions” and is incorporated herein by reference. The information required by Item 404 of Regulation S-K is: None.

ITEM 14 —	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 24, 2009 under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

Part IV

ITEM 15—	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as a part of this report:

	(1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated financial statements of Escalade, Incorporated and subsidiaries:
Consolidated balance sheets—December 27, 2008 and December 29, 2007
Consolidated statements of operations—fiscal years ended December 27, 2008, December 29, 2007, and December 30, 2006
Consolidated statements of stockholders’ equity—fiscal years ended December 27, 2008, December 29, 2007, and December 30, 2006
Consolidated statements of cash flows—fiscal years ended December 27, 2008, December 29, 2007, and December 30, 2006
Notes to consolidated financial statements

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

	10.26	Promissory note between Escalade, Incorporated and JPMorgan Chase Bank, NA dated May 17, 2007. (p)

	10.27	Promissory note between Escalade, Incorporated and JPMorgan Chase Bank, NA dated May 17, 2007. (p)

(4)	Executive Compensation Plans and Arrangements

	10.25	The Harvard Sports/Indian Industries, Inc. 401(k) Plan as amended and merged in 1993 (c)

	10.26	Martin Yale Industries, Inc. 401(k) Retirement Plan as amended in 1993 (c)

	10.27	Incentive Compensation Plan for Escalade, Incorporated and its subsidiaries (a)

	10.28	Example of contributory deferred compensation agreement between Escalade, Incorporated and certain management employees allowing for deferral of compensation (a)

	10.29	1997 Director Stock Compensation and Option Plan (e)

	10.30	1997 Incentive Stock Option Plan (e)

	10.31	1997 Director Stock Compensation and Option Plan Certificate (m)

	10.32	1997 Incentive Stock Option Plan Certificate (m)

	10.33	Agreement dated April 19, 2006 by and between Charles William Reed and Escalade, Incorporated (Management Contract) (n)

	10.34	Relocation and retention agreement dated July 24, 2006 by and between Escalade, Incorporated and Terry Frandsen. (Management Contract) (o)

	10.35	Escalade, Incorporated 2007 Incentive Plan, incorporated by reference herein from Annex 1 to the Registrant’s 2007 Definitive Proxy Statement. (p)

	10.36	Employment offer letter dated July 23, 2007 between Robert Keller and Escalade, Inc. (q)

	10.37	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants pursuant to the Escalade Incorporated 2007 Incentive Plan. (r)

	10.38	Escalade, Incorporated schedule of Directors Compensation

	10.39	Escalade, Incorporated schedule of Executive Officers Compensation

	10.40	Ninth Amendment to Amended and Restricted Credit Agreement effective October 24. 2001 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. dated May 31, 2008 (s)

10.41	Fourth Amendment to Amended and Restated Credit Agreement effective September 5, 2003 by and between Indian-Martin, Inc. and JPMorgan Chase Bank, N.A. dated May 31, 2008. (s)

21	Subsidiaries of the Registrant

23.1	Consent of BKD, LLP

23.2	Consent of FALK & Co GmbH

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32.1	Chief Executive Officer Section 1350 Certification

32.2	Chief Financial Officer Section 1350 Certification

(a)	Incorporated by reference from the Company’s 20007 First Quarter Report on Form 10-Q

(b)	Intentionally not used

(c)	Incorporated by reference from the Company’s 1993 Annual Report on Form 10-K

(d)	Incorporated by reference from the Company’s 1995 Annual Report on Form 10-K

(e)	Incorporated by reference from the Company’s 1997 Proxy Statement

(f)	Incorporated by reference from the Company’s 1998 Third Quarter Report on Form 10-Q

(g)	Incorporated by reference from the Company’s 2001 Third Quarter Report on Form 10-Q

(h)	Incorporated by reference from the Company’s 2002 Third Quarter Report on Form 10-Q

(i)	Incorporated by reference from the Company’s 2003 Second Quarter Report on Form 10-Q

(j)	Incorporated by reference from the Company’s 2003 Third Quarter Report on Form 10-Q

(k)	Incorporated by reference from the Company’s 2004 Second Quarter Report on Form 10-Q

(l)	Incorporated by reference from the Company’s 2004 Third Quarter Report on Form 10-Q

(m)	Incorporated by reference from the Company’s 2004 Annual Report on Form 10-K

(n)	Incorporated by reference from the Company’s 2006 Second Quarter Report on Form 10-Q

(o)	Incorporated by reference from the Company’s 2006 Third Quarter Report on Form 10-Q

(p)	Incorporated by reference from the Company’s 2007 Second Quarter Report on Form 10-Q

(q)	Incorporated by reference from the Company’s 2007 Third Quarter Report on Form 10-Q

(r)	Incorporated by reference from the Company’s Form 8-K filed on February 29, 2008

(s)	Incorporated by reference from the Company’s Form 8-K filed on June 5, 2008

Escalade, Incorporated and Subsidiaries

Index to Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants’ Reports are submitted herewith:

Reports of Independent Registered Public Accounting Firms

Audit Committee, Board of Directors and Stockholders
Escalade, Incorporated
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated (Company) as of December 27, 2008, and December 29, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 27, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2008, 2007 and 2006 consolidated financial statements of Martin Yale International, GmbH, a wholly owned subsidiary, which consolidated statements reflect total assets of $20,074, $22,944 and $28,391 and net sales of $26,991, $30,943 and $24,378 (dollars in thousands) for 2008, 2007 and 2006, respectively, included in the related consolidated financial statement amounts as of and for the years ended December 27, 2008, December 29, 2007, and December 30, 2006. Those consolidated statements were audited by other accountants, whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for Martin Yale International, GmbH, is based solely on the reports of the other accountants.

Our audits also included auditing the adjustments to convert the financial statements of Martin Yale International, GmbH into accounting principles generally accepted in the United States of America for purposes of consolidation.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting for 2008. Our 2008 audit of the consolidated financial statements included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other accountants provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other accountants, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2008, and December 29, 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Evansville, Indiana
March 27, 2009

FALK & Co

Reports of Independent Registered Public Accounting Firms

To the Stockholders and Board of Directors of
Martin Yale International GmbH,
Markdorf/Germany

We have audited the accompanying balance sheet of Martin Yale International GmbH, Markdorf/Germany (the Company) as of December 31, 2008 and December 31, 2007 and the related statement of income for each of the three years in the period ended December 31, 2008. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and December 31, 2007 and the result of its operations for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in Germany.

/s/ FALK & Co GmbH

Wirtschaftsprüfungsgesellschaft
Steuerberatungsgesellschaft

Heidelberg/Germany,
March 27, 2009

ESCALADE, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

All Amounts in Thousands Except Share Information	December 27, 2008	December 29, 2007

Assets
Current assets
Cash and cash equivalents	$3,617	$2,808
Receivables, less allowances of $1,114 and $1,087	27,178	30,639
Inventories	29,860	32,541
Prepaid expenses	1,254	2,551
Assets held for sale	3,325
Deferred income tax benefit	2,015	1,399
Prepaid income tax	5,327	860

Total current assets	72,576	70,798

Property, plant and equipment, net	20,209	20,391
Intangible assets	19,153	21,012
Goodwill	25,811	25,803
Investments	8,129	12,473
Interest rate swap	—	54
Deferred income tax benefit	723	—
Other assets	1,100	1,485

Total assets	$147,701	$152,016

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable—bank	46,525	13,033
Trade accounts payable	3,272	2,938
Accrued liabilities	16,698	23,216
Income tax payable	1,239	169

Total current liabilities	67,734	39,356

Long-term debt	—	19,135
Other non-current income tax liability	—	118
Deferred income tax liability	—	589
Deferred compensation	1,177	1,076

Total liabilities	68,911	60,274

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock
Authorized: 1,000,000 shares, no par value, none issued
Common stock
Authorized: 30,000,000 shares, no par value
Issued and outstanding: 2008 —12,616,042 shares, 2007—12,673,149 shares	12,616	12,673

Retained earnings	63,050	73,246
Accumulated other comprehensive income	3,124	5,823

Total stockholders’ equity	78,790	91,742

Total liabilities and stockholders’ equity	$147,701	$152,016

See notes to consolidated financial statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended

All Amounts in Thousands Except Per Share Data	December 27, 2008	December 29, 2007	December 30, 2006

Net Sales	$148,686	$185,576	$191,465

Costs, Expenses and Other Income
Cost of products sold	112,138	131,389	137,821
Selling, administrative and general expenses	39,883	38,462	39,466
Long-lived asset impairment charges	2,623	—	—
Amortization	2,163	2,657	2,343

Operating Income (Loss)	(8,121)	13,068	11,835

Interest expense	(2,025)	(2,837)	(2,637)
Other income (expense)	(34)	3,991	2,263

Income (Loss) Before Income Taxes (Benefit)	(10,180)	14,222	11,461

Provision (Benefit) for Income Taxes	(2,684)	4,967	2,966

Net Income (Loss)	$(7,496)	$9,255	$8,495

Earnings (Loss) Per Share Data
Basic earnings (loss) per share	$(0.59)	$0.72	$0.65

Diluted earnings (loss) per share	$(0.59)	$0.72	$0.65

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries
Consolidated Statements of Stockholders’ Equity

				Accumulated Other Comprehensive Income
			Retained Earnings
	Common Stock
All Amounts in Thousands	Shares	Amount			Total

Balances at January 1, 2006	12,947	$12,947	$62,726	$950	$76,623

Comprehensive income
Net income			8,495		8,495
Unrealized gain on securities, net of tax				278	278
Realization of previously unrealized gains on securities, net of tax				(189)	(189)
Foreign currency translation adjustment				2,405	2,405
Unrealized gain on interest rate swap agreement, net of tax				38	38

Total comprehensive income					11,027

Expense of stock options			588		588
Exercise of stock options	226	226	1,238		1,464
Dividend paid			(2,604)		(2,604)
Stock issued under the director stock option plan	10	10	131		141
Purchase of stock	(144)	(144)	(1,380)		(1,524)

Balances at December 30, 2006	13,039	13,039	69,194	3,482	85,715

Comprehensive income
Net income			9,255		9,255
Unrealized gain on securities, net of tax				128	128
Foreign currency translation adjustment				2,333	2,333
Unrealized loss on interest rate swap agreement, net of tax				(120)	(120)

Total comprehensive income					11,596

Adjustment to initially apply FASB Interpretation No. 48			(265)		(265)
Expense of stock options			680		680
Exercise of stock options	18	18	122		140
Dividend paid			(2,866)		(2,866)
Stock issued to directors as compensation	15	15	128		143
Purchase of stock	(399)	(399)	(3,002)		(3,401)

Balances at December 29, 2007	12,673	12,673	73,246	5,823	91,742

Comprehensive income (loss)
Net income (loss)			(7,496)		(7,496)
Foreign currency translation adjustment				(2,344)	(2,344)
Unrealized loss on interest rate swap agreement, net of tax				(35)	(35)
Realization of previously unrealized gains and losses on securities, net of tax				(320)	(320)

Total comprehensive income (loss)					(10,195)

Expense of stock options			910		910
Exercise of stock options	45	45	268		313
Dividend paid			(3,174)		(3,174)
Stock issued to directors as compensation	10	10	104		114
Purchase of stock	(112)	(112)	(808)		(920)

Balances at December 27, 2008	12,616	$12,616	$63,050	$3,124	$78,790

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(All Amounts in Thousands)

Years Ended	December 27, 2008	December 29, 2007	December 30, 2006

Operating Activities
Net income (loss)	$(7,496)	$9,255	$8,495
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,539	6,044	5,649
Long-lived asset impairment charges	2,623	—	—
Available for sale securities impairment charges	884	—	—
Provision for doubtful accounts	525	509	116
Stock option expense	910	680	588
Deferred income taxes	(1,488)	284	436
Provision for deferred compensation	101	92	108
Deferred compensation paid	—	(62)	(411)
(Gain) loss on disposals of assets	731	(57)	(98)

Changes in
Accounts receivable	3,028	3,258	1,663
Inventories	2,639	1,091	5,543
Prepaids	(1,715)	(1,207)	(86)
Other assets	2,450	(1,036)	(807)
Income tax payable	(4,225)	1,106	(1,836)
Accounts payable and accrued expenses	(6,418)	(5,646)	539

Net cash provided by (used in)operating activities	(1,912)	14,311	19,899

Investing Activities
Change in cash surrender value, net of loans and premiums	—	12	(43)
Purchase of property and equipment	(9,484)	(2,387)	(2,683)
Purchase of long-term investments	—	—	(192)
Acquisitions, net of cash acquired	(467)	(4,177)	(28,759)
Proceeds from sale of property and equipment	33	200	142
Retirement of life insurance policies	—	294	1,036
Proceeds from sale of investments	1,501	—	952

Net cash used by investing activities	(8,417)	(6,058)	(29,547)

Financing Activities
Net increase (decrease) in notes payable—bank	33,491	(777)	12,898
Proceeds from exercise of stock options	313	140	1,464
Reduction of long-term debt	(19,135)	—	—
Purchase of stock	(920)	(3,401)	(1,524)
Cash dividend paid	(3,174)	(2,866)	(2,604)
Directors compensation	114	143	141

Net cash provided by (used in) financing activities	10,689	(6,761)	10,375

Effect of Exchange Rate Changes on Cash and Cash Equivalents	449	(2,513)	85

Increase (Decrease) in Cash and Cash Equivalents	809	(1,021)	812
Cash and Cash Equivalents, Beginning of Year	2,808	3,829	3,017

Cash and Cash Equivalents, End of Year	$3,617	$2,808	$3,829

Supplemental Cash Flows Information

Interest paid	$2,024	$2,831	$2,630
Income taxes paid	$2,167	$3,324	$2,512

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

Fiscal Year End
The Company’s fiscal year is a 52 or 53 week period ending on the last Saturday in December. Fiscal 2008, 2007 and 2006 were 52 weeks long ending on December 27, 2008, December 29, 2007 and December 30, 2006, respectively.

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

Inventories
Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower cost or market. This inventory valuation reserve totaled $3.9 million and $3.6 million at fiscal year-end 2008 and 2007, respectively. Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

In Thousands	2008	2007

Raw materials	$9,540	$9,188
Work in process	4,506	7,032
Finished goods	15,814	16,321

	$29,860	$32,541

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

In Thousands	2008	2007

Land	$2,457	$2,902
Buildings and leasehold improvements	15,635	20,784
Machinery and equipment	38,882	33,912

Total cost	56,974	57,598
Accumulated depreciation and amortization	(36,765)	(37,207)

	$20,209	$20,391

The Company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. The fair value of the assets was determined based on the “held for use” classification. The Company may incur significant impairment charges or losses on divestitures upon these assets being classified as “held for sale.” During 2008 the Company’s Sporting Goods segment recognized an impairment loss of $2.6 million related to the Reynosa, Mexico facility and equipment. This loss is included in the long lived asset impairment charges line of the statement of operations.

Investments
Investments are composed of the following:

In Thousands	2008	2007

Marketable equity securities available for sale	$1,209	$4,496
Non-marketable equity investments (equity method)	6,920	7,977

	$8,129	$12,473

Marketable Equity Securities Available for Sale. This consists of marketable equity securities recorded at fair value. The unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income. When the fair value of an available for sale security is less than its amortized cost for an extended period, the Company considers whether there is an other-than-temporary impairment in the value of the security. If based on that analysis, an other-than-temporary impairment exists, the cost basis of the security is written down to the then current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction in current earnings (as if the loss had been realized in the period of other-than-temporary impairment). During the current year, the Company recognized an other-than-temporary-impairment loss in the amount of $884 thousand on its available for sale securities. This loss is included as a component of Other Income (Expense).

Summarized financial data for these securities at fiscal year-end were as follows:

In Thousands	2008	2007

Cost basis	$1,209	$4,119
Unrealized gain	—	377

Approximate fair market value	$1,209	$4,496

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Non-Marketable Equity Investments
The Company has minority equity positions in companies strategically related to the Company’s business, but does not have control over these companies. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income (loss) is recorded in other income on the consolidated statement of income. The proportionate share of net income was $1,054 thousand, $1,354 thousand and $1,290 thousand in 2008, 2007 and 2006, respectively. Total cash dividends received from these equity investments amounted to $49 thousand, $39 thousand, and $434 thousand in 2008, 2007 and 2006, respectively. The Company considers whether the fair values of any of its equity investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value. There was no impairment loss recognized on equity method investments in 2008, 2007 or 2006.

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over fair value of net tangible and identifiable intangible assets of acquired businesses. Intangible assets consist of patents, consulting agreements, non-compete agreements, customer lists, and trademarks. Goodwill and trademarks are deemed to have indefinite lives and are not amortized, but are subject to impairment testing annually in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Other intangible assets compute amortization using the straight-line method over the following lives: consulting agreements, the life of the agreement; non-compete agreements, the lesser of the term or 5 years; and patents, the lesser of the remaining life or 5 to 8 years. No impairment has been recognized on goodwill or intangible assets for the years ending December 27, 2008, December 29, 2007 or December 30, 2006.

Employee Incentive Plan
During 2007, the Company replaced two stock-based compensation plans with a new incentive plan more fully explained in Note 10. The Company accounts for this plan under the recognition and measurement principles of Statements of Financial Accounting. Standards (SFAS) No. 123R, Share-Based Payment.

Foreign Currency Translation
The functional currency for the foreign operations of Escalade is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income in the Consolidated Statements of Stockholders’ Equity and are excluded from net income (loss). Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Operations and were insignificant in fiscal years 2008, 2007, and 2006.

Cost of Products Sold
Cost of products sold are comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Other Income (Expense)
The components of Other Income (Expense) are as follows:

In Thousands	2008	2007	2006

Income from non-marketable equity investments accounted for on the equity method	$1,054	$1,354	$1,290
Dividend and interest income from marketable equity securities available for sale	264	390	193
Gain (loss) on sale of marketable equity securities available for sale	(505)	—	315
Royalty income from patents	127	639	456
Gain on sale of rights to license future potential intellectual property	—	1,500	—
Impairment write-down on marketable securities available for sale	(884)	—	—
Other	(90)	108	9

	$(34)	$3,991	$2,263

Income Taxes
Income tax in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Research and Development
Research and development costs are charged to expense as incurred. Research and development costs incurred during 2008, 2007 and 2006 were approximately $2,324 thousand, $2,330 thousand, and $2,170 thousand, respectively.

Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, and should be applied prospectively. The adoption of the provisions of Statement No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact the Company’s consolidated financial position and results of operations. The FASB provided for a one-year deferral of the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. There was no impact on the Company’s financial statements as a result of adopting the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

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

In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about the use of derivative instruments, the accounting for derivatives, and how derivatives impact financial statements to enable investors to better understand their effects on a Company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for the Company on December 28, 2008. As SFAS 161 only requires enhanced disclosures, this standard will only impact notes to the consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 is effective prospectively for the Company for intangible assets acquired or renewed after December 28, 2008. The effect of adopting FSP FAS 142-3 will depend on the nature of intangible assets acquired after the effective date.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for the Company on December 28, 2008. The adoption of FSP EITF 03-6-1 is not anticipated to have impact on the consolidated financial statements.

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

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

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

In Thousands	2008	2007	2006

Beginning balance	$1,208	$1,141	$1,043
Additions	113	621	560
Deductions	(425)	(554)	(462)

Ending balance	$896	$1,208	$1,141

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

In Thousands	2008	2007	2006

Beginning balance	$3,573	$2,668	$3,867
Additions	1,786	1,418	669
Deductions	(1,416)	(513)	(1,868)

Ending balance	$3,943	$3,573	$2,668

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

In Thousands	2008	2007	2006

Beginning balance	$1,087	$1,559	$1,544
Additions	525	509	116
Deductions	(498)	(981)	(101)

Ending balance	$1,114	$1,087	$1,559

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

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

In Thousands	2008	2007	2006

Beginning balance	$1,508	$1,246	$991
Additions	498	1,458	1,828
Deductions	(1,502)	(1,196)	(1,573)

Ending balance	$504	$1,508	$1,246

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

In Thousands	2008	2007	2006

Beginning balance	$3,323	$3,622	$2,794
Additions	2,999	4,070	4,484
Deductions	(3,674)	(4,369)	(3,656)

Ending balance	$2,648	$3,323	$3,622

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

In Thousands	2008	2007	2006

Beginning balance	$862	$1,612	$1,503
Additions	1,673	1,913	2,044
Deductions	(1,596)	(2,663)	(1,935)

Ending balance	$939	$862	$1,612

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

In Thousands	2008	2007	2006

Beginning balance	$449	$697	$1,040
Additions	1,274	1,427	1,444
Deductions	(1,191)	(1,675)	(1,787)

Ending balance	$532	$449	$697

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 — Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands	2008	2007

Employee compensation	$4,587	$8,589
Customer related allowances and accruals	6,807	9,425
Other accrued items	5,304	5,202

	$16,698	$23,216

Note 4 — Operating Leases

The Company leases warehouse and office space under non-cancelable operating leases that expire at various dates through 2012. Terms of the leases, including renewals, taxes, utilities, and maintenance, vary by lease. Total rental expense included in the results of operations relating to all leases was $1,735 thousand, $1,817 thousand, and $2,181 thousand in 2008, 2007, and 2006, respectively.

At December 27, 2008, minimum rental payments under non-cancelable leases with terms of more than one year were as follows:

In Thousands	Amount

2009	$1,204
2010	939
2011	551
2012	38

$2,732

Note 5 — Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

	2008		2007

In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$22,369	$9,230	$22,369	$7,264
Consulting agreements	976	976	976	976
Non-compete agreements	2,197	1,938	2,197	1,858
Customer list	1,931	1,231	1,589	1,161
Trademarks	5,177	122	5,262	122

	$32,650	$13,497	$32,393	$11,381

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Amortization expense was $2,163 thousand, $2,869 thousand and $2,471 thousand for 2008, 2007 and 2006, respectively.

Estimated future amortization expense for each reporting segment is summarized in the following table:

In Thousands	2009	2010	2011	2012	2013	Thereafter

Sporting Goods	$2,422	$1,771	$1,728	$1,713	$1,688	$4,196
Office Products	324	79	79	79	19	—

	$2,746	$1,850	$1,807	$1,792	$1,707	$4,196

The changes in the carrying amount of goodwill were:

In Thousands	Sporting Goods	Office Products	Total

Balance at December 30, 2006	$12,017	$13,010	$25,027
Purchase price adjustment	—	(134)	(134)
Foreign currency translation adjustment	—	910	910

Balance at December 29, 2007	12,017	13,786	25,803
Acquisitions	—	374	374
Foreign currency translation adjustment	—	(366)	(366)

Balance at December 27, 2008	$12,017	$13,794	$25,811

Note 6 — Borrowings

Short-Term Debt
Short-term debt at fiscal year-ends was as follows:

In Thousands	2008	2007

Revolving line of credit	$12,618	$13,033

The Company’s wholly owned subsidiary, Indian-Martin, Inc., has a revolving line of credit under which it can borrow funds from time to time to purchase eligible accounts receivable from the Company’s operating subsidiaries which accounts are and will be pledged to secure those borrowings. At December 27, 2008, this line of credit aggregated $30 million but was limited to $26 million by the underlying accounts receivable balances pledged as security collateral. At the Company’s option, borrowings can be made under the bank’s prime interest rate minus 1.25% or LIBOR plus 1.38%. During 2008 and 2007, weighted average daily borrowings under this line were $18,160 thousand and $15,795 thousand with effective interest rates of 3.9% and 6.9%, respectively.

On June 2, 2008, the Company’s wholly owned subsidiary, Indian-Martin, Inc. executed an amendment to its revolving term agreement revising the schedule of available funds to $30 million as of June 1, 2008. All other terms and conditions of the agreement were unchanged.

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Long-Term Debt
Long-term debt at fiscal year-ends was as follows:

In Thousands	2008	2007

Revolving term loan of $30,000, the amount available under this revolving term loan is reduced by $5,000 annually starting May 31, 2009, with the balance due May 31, 2012. The loan bears an interest rate of prime minus .375%, or 2.50%, at December 27, 2008, unsecured.	$28,397	$13,504

Revolving term loan of Euro 3,000 (approximately $4,216 US Dollars), the balance is due May 31, 2012 and bears an interest rate of EURIBOR plus 1.50%, or 4.90% at December 27, 2008, unsecured	2,810	2,931

Mortgage payable (Wabash, Indiana Adjustable Rate Economic Development Revenue Refunding Bonds), annual installments are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, rate at December 27, 2008 is 2.3%, due September 2028, secured by plant facility, machinery and equipment, and a stand-by letter of credit	2,700	2,700

	33,907	19,135
Portion classified as notes payable - bank	(33,907)	—

	$—	$19,135

On June 2, 2008, the Company executed an amendment to the revolving term agreement effectively maintaining the amount of available funds at $30 million by delaying the commencement of the annual $5 million step down until May 31, 2009. All other terms and conditions of the agreement were substantially unchanged. The Company’s revolving term loan and revolving term loan of Euro are provided by JP Morgan Chase Bank, N.A. (Chase) and Chase’s London Branch, respectively.

As discussed in Part I, Item 2 under “Financial Condition and Liquidity and in Part II, Item 3, the Company is out of compliance with two financial covenants in its bank credit facility as of the end of the second, third and fourth quarters of fiscal 2008. As noted below, the Company has received a commitment letter from Chase, however Chase has not waived the financial covenant violations, and as a result, all amounts due under the credit facility have been classified as short-term.

On March 24, 2009 the Company signed a commitment letter with JP Morgan Chase Bank, N.A (Chase) for a revolving credit facility in the maximum amount up to $50,000,000 and through Chase London Branch, as senior secured revolving credit facility in the maximum amount of up to 3,000,000 Euro upon certain terms and conditions. The credit facility has a maturity date of May 17, 2010. A portion of the credit facility not in excess of $3,500,000 will be available for the issuance of commercial or standby letters of credit to be issued by Chase. While this agreement did not waive the current debt financial covenant violations, it did agree that upon execution of the credit agreement, Chase would waive the financial covenant defaults. The Company anticipates finalizing the new credit agreement by April 15, 2009.

Interest Rate Swap Agreement
In May 2003, the Company entered into an interest rate swap agreement having a notional amount of $10 million and a maturity date of May 19, 2008. This swap agreement was designated as a cash flow hedge, and effectively converted a portion of the Company’s variable rate debt to fixed rate debt with a weighted average interest rate of 5.08%. During 2008, the Company recorded an after tax loss of $35 thousand in Other Comprehensive Income (Loss) relating to this interest rate swap agreement. There was no impact on net income due to ineffectiveness. The interest rate swap agreement, which matured May 19, 2008, was not renewed.

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Note 7 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

In Thousands	2008	2007	2006

Weighted average common shares outstanding.	12,637	12,901	13,012
Dilutive effect of stock options	47	14	32

Weighted average common shares outstanding, assuming dilution	12,684	12,915	13,044

Number of anti-dilutive stock options	391	395	470

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 8 — Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company’s contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company’s expense for the plan was $542 thousand, $527 thousand and $579 thousand for 2008, 2007 and 2006, respectively.

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

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Restricted Stock Units
In 2008 and 2007, the Company granted restricted stock units to certain officers and directors of the Company at fair market value on the date of grant. The restricted stock units granted to employees of the Company vest over three to four years and are dependent on certain market criteria. The restricted stock units granted to directors vest immediately or within two years. All restricted stock units are payable in shares of the Company’s common stock upon vesting, subject to the deferral election arrangement, and are subject to forfeiture if on the vesting date the employee is not employed or the director no longer holds a position with the Company.

During 2008 and 2007, the Company issued 138,500 and 137,250, respectively restricted stock units to employees and 34,206 and 12,442, respectively restricted stock units to directors. The following table presents a summary of non-vested restricted stock units granted to employees and directors as of December 27, 2008, and changes during the year ended December 27, 2008:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested restricted stock units as of December 29, 2007	144,692	$5.75
Granted	172,706	$5.78
Vested	(39,148)	$5.77
Forfeited	(37,125)	$5.78

Non-vested restricted stock units as of December 27, 2008	241,125	$5.76

Vested but unsettled	31,648

Outstanding restricted stock units as of December 27, 2008	272,773

When vesting is dependent on certain market criteria, the fair value of restricted stock units is determined by the use of Monte Carlo techniques. The market price of the Company’s stock on the grant date is used to value restricted stock units where vesting is not contingent on market criteria. In 2008 and 2007, the Company recognized $496 and $200 thousand, respectively in compensation expense related to restricted stock units and as of December 27, 2008 and December 29, 2007, there was $814 and $632 thousand, respectively of unrecognized compensation expense related to restricted stock units.

Stock Options
Beginning January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled. Total compensation expense recorded in the statement of operations for 2008, 2007 and 2006 relating to stock options was $414, $480 and $588 thousand, respectively. The recognized tax benefit related thereto was $0, $31 and $55 thousand for 2008, 2007 and 2006, respectively.

The following table summarizes option activity for each of the three years ended 2008:

	Incentive Stock Options		Director Stock Options
	Granted	Outstanding	Granted	Outstanding

2008	—	366,500	—	24,367
2007	—	417,850	6,524	28,493
2006	197,500	520,695	15,076	23,891

Escalade, Incorporated and Subsidiaries
 Notes to Consolidated Financial Statements

The fair value of each option grant award is estimated on the grant date using the Black-Scholes-Merton option valuation model using the following assumptions:

	2008	2007	2006

Risk-free interest rates	—	4.35%	4.35%
Dividend yields	—	2.26%	1.81%
Volatility factors of expected market price of common stock	—	42.6%	51.3%
Weighted average expected life of the options	—	3 years	4 years

The following table summarizes stock option transactions for the three years ended 2008:

	2008		2007		2006

	Shares	Option Price	Shares	Option Price	Shares	Option Price

Outstanding at beginning of year	446,343	$6.99 to 19.21	544,586	$6.99 to 19.21	730,569	$6.99 to 19.21
Issued during year	—	—	6,524	$9.35	212,576	$11.08 to 11.26
Canceled or expired	(10,726)		(86,422)		(172,550)
Exercised during year	(44,750)	$6.99 to 9.03	(18,345)	$6.99 to 9.03	(226,009)	$3.60 to 6.99

Outstanding at end of year	390,867	$6.99 to 19.21	446,343	$6.99 to 19.21	544,586	$6.99 to 19.21

Exercisable at end of year	314,117		307,694		222,885

Weighted-average fair value of options granted during the year	$—		$2.70		$4.32

The following table summarizes information about stock options outstanding at December 27, 2008:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

$6.99 - $11.26	147,100	2.2 years	$11.02	96,850	$10.99
$13.40 – $19.21	243,767	0.8 years	$15.67	217,267	$15.95

	390,867			314,117

Escalade, Incorporated and Subsidiaries
 Notes to Consolidated Financial Statements

Note 11 — Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects were as follows:

In Thousands	2008	2007	2006

Change in net unrealized value of available-for-sale investments net of tax of $0, $(85), and $(185), in 2008, 2007 and 2006, respectively	$—	$128	$278
Realization of previously unrealized gains on available-for-sale investments net of tax of $210, $0, and $126 in 2008, 2007 and 2006, respectively	(320)	—	(189)
Change in foreign currency translation adjustment	(2,344)	2,333	2,405
Change in unrealized gain (loss) on interest rate swap agreement net of tax of $23, $78, and $(25), in 2008, 2007 and 2006, respectively	(35)	(120)	38

	$(2,699)	$2,341	$2,532

The components of accumulated other comprehensive income, net of tax, were as follows:

In Thousands	2008	2007	2006

Accumulated gain on available for sale investments	$—	$320	$192
Foreign currency translation adjustment	3,124	5,468	3,135
Unrealized gain on interest rate swap agreement	—	35	155

	$3,124	$5,823	$3,482

Escalade, Incorporated and Subsidiaries
 Notes to Consolidated Financial Statements

Note 12 — Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands	2008	2007	2006

Income (loss) before taxes:
United States of America (USA)	$(10,106)	$10,482	$8,874
Non USA	(74)	3,740	2,587

	$(10,180)	$14,222	$11,461

Provision for taxes:
Current
Federal	$(2,575)	$3,745	$2,000
State	804	428	482
International	575	510	48

	(1,196)	4,683	2,530

Deferred
Federal	(774)	112	186
State	(714)	30	108
International	—	142	142

	(1,488)	284	436

	$(2,684)	$4,967	$2,966

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

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands	2008	2007	2006

Income tax at statutory rate	$(3,461)	$4,835	$3,897
Increase (decrease) in income tax resulting from
Permanent differences (investment income, dividends, and captive insurance earnings)	117	(79)	(79)
State tax expense, net of federal effect	(125)	302	390
Effect of foreign tax rates	391	(620)	(689)
Research credit	—	(60)	(120)
Foreign income repatriation (Section 956 inclusion)	—	1,035	—
Valuation allowance	187	—	—
FIN 48 reserve	582	—	—
Other	(375)	(446)	(433)

Recorded provision for income taxes	$(2,684)	$4,967	$2,966

Escalade, Incorporated and Subsidiaries
 Notes to Consolidated Financial Statements

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on December 31, 2006 the Company has recorded the following changes in liabilities recorded for uncertain tax positions:

In Thousands	2008	2007

Balance, beginning of year	$118	$164
Additions for current year tax positions	863	6
Additions for prior year tax positions	—	—
Settlements	—	—
Reductions Settlements	—	—
Reductions for prior year tax positions	(27)	(52)

Balance, end of year	$954	$118

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company is subject to future examinations by federal tax authorities for all years after 2005 and state and other tax authorities for all years after 2004.

The components of the net deferred tax assets are as follows:

In Thousands	2008	2007

Assets
Employee benefits	$99	$243
Valuation reserves	2,261	1,261
Deferred compensation	464	424
Property and equipment	1,559	689
Stock based compensation	274	85
Net operating loss carry forward	1,446	1,220

Total assets	6,103	3,922

Liabilities
Unrealized gain on sale of securities available-for-sale	—	(208)
Unrealized equity investment income	(902)	(1,010)
Unrealized gain on interest rate swap agreement	—	(19)
Goodwill and intangible assets	(1,162)	(761)

Total liabilities	(2,064)	(1,998)

Valuation Allowance
Beginning balance	(1,114)	(1,211)
(Increase) decrease during period	(187)	97

Ending balance	(1,301)	(1,114)

	$2,738	$810

Deferred tax assets are included in the consolidated balance sheets as follows:

In Thousands	2008	2007

Deferred income tax asset - current	$2,015	$1,399
Deferred income tax asset (liability) – long-term	723	(589)

	$2,738	$810

Escalade, Incorporated and Subsidiaries
 Notes to Consolidated Financial Statements

The Company has a US federal unused net operating loss carry-forward of approximately $270 thousand and state unused net operating losses of approximately $24,214 thousand of which an estimated $23,196 thousand has been reserved as the Company does not expect to be able to utilize it. All operating loss carry-forwards expire in various amounts through 2021.

Escalade, Incorporated and Subsidiaries
 Notes to Consolidated Financial Statements

Note 13 — Operating Segment and Geographic Information

The following table presents certain operating segment information.

In Thousands	2008	2007	2006

Sporting Goods
Net revenue	98,039	129,788	136,733
Operating income (loss)	(6,250)	7,745	7,835
Interest expense	1,568	1,355	2,775
Provision (benefit) for taxes	(3,054)	3,005	1,975
Net income (loss)	(5,428)	5,341	3,562
Identifiable assets	78,593	87,634	88,209
Non-marketable equity investments (equity method)	—	—	—
Depreciation & amortization	3,784	4,264	3,985
Capital expenditures	2,261	1,325	1,843

Office Products
Net revenue	50,647	55,788	54,732
Operating income	3,930	8,809	8,131
Interest expense	(256)	185	613
Provision for taxes	2,037	2,810	2,423
Net income	1,835	5,617	5,095
Identifiable assets	44,306	47,623	46,778
Non-marketable equity investments (equity method)	336	772	712
Depreciation & amortization	1,755	1,780	1,664
Capital expenditures	582	1,062	840

All Other
Net revenue	—	—	—
Operating income (loss)	(5,801)	(3,486)	(4,131)
Interest expense	713	1,297	(751)
Provision (benefit) for taxes	(1,667)	(848)	(1,432)
Net income (loss)	(3,903)	(1,703)	(162)
Identifiable assets	24,802	16,759	15,728
Non-marketable equity investments (equity method)	6,584	7,205	5,456
Depreciation & amortization	—	—	—
Capital expenditures	6,641	—	—

Total
Net Revenue	148,686	185,576	191,465
Operating income (loss)	(8,121)	13,068	11,835
Interest expense	2,025	2,837	2,637
Provision (benefit) for taxes	(2,684)	4,967	2,966
Net income (loss)	(7,496)	9,255	8,495
Identifiable assets	147,701	152,016	150,715
Non-marketable equity investments (equity method)	6,920	7,977	6,168
Depreciation & amortization	5,539	6,044	5,649
Capital expenditures	9,484	2,387	2,683

Each operating segment is individually managed and has separate financial results that are reviewed by the Company’s management. Each segment contains closely related products that are unique to the particular segment. There were no changes to the composition of segments in 2008. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

The Company has one customer in the sporting goods segment who accounted for 6%, 18% and 19% of consolidated total revenues in 2008, 2007 and 2006, respectively. No other customers accounted for 10% or more of consolidated revenues. Within the sporting goods segment this customer accounted for 9%, 26% and 30% of total revenues.

As of December 27, 2008, approximately 30 employees of the Company’s labor force were covered by a collective bargaining agreement that expires April 30, 2009.

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

Revenues by geographic region/country were as follows:

In Thousands	2008	2007	2006

North America	$122,530	$157,148	$162,207
Europe	19,566	22,540	18,220
Other	6,590	5,888	11,038

	$148,686	$185,576	$191,465

Revenues are attributed to country based on location of customer and are for continuing operations.

Identified assets by geographic region/country were as follows:

In Thousands	2008	2007	2006

North America	$119,417	$121,791	$122,325
Europe	28,284	30,225	28,390

	$147,701	$152,016	$150,715

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 — Summary of Quarterly Results

In thousands, except per share data (unaudited)	March 22	July 12	October 4	December 27

2008
Net sales	$29,166	$45,796	$40,797	$32,927
Operating income (loss)	(1,056)	(789)	82	(6,358)
Net (loss)	(848)	(704)	(1,365)	(4,579)
Basic earnings per share	$(0.07)	$(0.06)	$(0.11)	$(0.35)

In thousands, except per share data (unaudited)	March 24	July 14	October 6	December 29

2007
Net sales	$33,467	$50,530	$60,687	$40,892
Operating income	1,847	3,780	5,812	1,629
Net income	1,097	2,435	3,131	2,592
Basic earnings per share	$0.08	$0.19	$0.24	$0.20

Note 15 — Acquisitions

All of the Company’s acquisitions have been accounted for using the purchase method of accounting.

2008

In March 2008, the Company acquired the remaining 50% stock shares of Action Group, which is a dealer of office supplies in South Africa. The total price of $125 thousand was paid in cash using the Company’s revolving credit lines and was composed of customer lists and goodwill.

In June 2008, the Company acquired 100% of the stock shares of Safe Tech Sweden AB, which is a distributor of office supplies. The total price of $342 thousand was paid in cash using the Company’s revolving credit lines and was composed of customer lists, goodwill and other assets.

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

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

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

The following table presents unaudited pro forma financial information as if the Carolina Archery acquisition described above had occurred at the beginning of the respective periods:

(In Thousands Except Per Share Amounts)	Year ended
December 30, 2006

Net revenue:
Net revenue excluding Carolina Archery Products acquisition	$183,426
Net revenue of Carolina Archery Products	10,491
Consolidation adjustment	—

Pro forma net revenues	$193,917

Net income:
Net income excluding Carolina Archery Products acquisition	$7,679
Net income of Carolina Archery Products	2,558
Consolidation adjustment	(940)

Pro forma net income	$9,297

Basic earning per share:
Excluding Carolina Archery Products acquisition	$0.59
Carolina Archery Products	0.20
Consolidation adjustment	(0.07)

Pro forma basic earnings per share	$0.72

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

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

The Company has entered into various agreements whereby it is required to make royalty and license payments. At December 27, 2008, the Company had future estimated minimum non-cancelable royalty and license payments as follows:

In Thousands	Amount

2009	$580
2010	390
2011	390
2012	490
2013	350

$2,200

Note 17 — Fair Values of Financial Instruments

Effective December 30, 2007, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

     Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 27, 2008:

	Fair Value Measurements Using

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$1,209	$1,209	$	$

The following methods were used to estimate the fair value of all other financial instruments not recognized in the accompanying balance sheets.

     Cash and Cash Equivalents

Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity.

     Notes Payable and Long-term Debt

As of December 27, 2008, the Company does not have debt classified as long-term. The Company believes the carrying value of short-term debt adequately reflects the fair value of these instruments.

The following table presents estimated fair values of the Company’s financial instruments in accordance with FAS 107 not previously disclosed at December 27, 2008 and December 29, 2007.

	2008		2007

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets Cash and cash equivalents	$3,617	$3,617	$2,808	$2,808
Available-for-sale securities	$1,209	$1,209	$4,496	$4,496

Financial liabilities Note payable and Short-term debt	$46,525	$46,525	$32,160	$32,160

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Note 18 — Management’s Plan With Respect to Current Economic Conditions

The Company operates in an industry which has been adversely affected by the current economic conditions. The Company has been out of compliance with its loan covenants since the end of the second quarter, 2008 and is currently operating under a forbearance letter with its primary lender; however an irrevocable commitment letter was received on March 20, 2009 from this lender to provide the Company with sufficient borrowing needs through May 17, 2010. The Company has agreed to the terms of the commitment letter and intends to finalize the debt facility on or before April 15, 2009.

As a result of the external economic conditions, the Company experienced significant losses in the latter half of fiscal year 2008 and expects its sales levels for fiscal year 2009 to be substantially lower than 2008. In response to the challenging economic environment, management began implementing a series of cost reduction measures during the third and fourth quarters of fiscal year 2008. Specifically, the Company is in the process of consolidating three of its Sporting Goods production facilities into one location, reducing its personnel costs by eliminating unnecessary positions and reducing certain salaries and benefits and freezing all wages and the hiring of additional personnel. The Company is also considering how to reduce or eliminate the costs of being a public Company. The Company will continue to evaluate its product mix and pricing structure and will make adjustments as necessary to reduce or eliminate low margin products.

The Company believes that cash generated from its projected 2009 operations, the potential sale of its Reynosa facility, income tax refunds and the irrevocable commitment of borrowings from its primary lender will provide it with sufficient cash flows for its operations.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:

/s/ Robert. Keller	March 27, 2009
Robert J. Keller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert E. Griffin	Chairman and Director	March 27, 2009
Robert E. Griffin

/s/ Blaine E. Matthews, Jr.	Director	March 27, 2009
Blaine E. Matthews, Jr.

/s/ Edward E. Williams	Director	March 27, 2009
Edward E. Williams

/s/ Richard D. White	Director	March 27, 2009
Richard D. White

/s/ George Savitsky	Director	March 27, 2009
George Savitsky

/s/ Richard Baalmann	Director	March 27, 2009
Richard Baalmann

/s/ Robert J. Keller	President and Chief Executive	March 27, 2009
Robert J. Keller	Officer (Principal Executive
Officer)

/s/ Deborah J. Meinert	Vice President and Chief Financial	March 27, 2009
Deborah J. Meinert	Officer (Principal Financial and
Accounting Officer)