Form 10-Q
period 2009-03-21
ESCALADE INC
filed 2009-05-04
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarter ended March 21, 2009 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2009

Common, no par value	12,616,042

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands except share information)

	March 21, 2009 (Unaudited)	March 22, 2008 (Unaudited)	December 27, 2008 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,562	$3,693	$3,617
Receivables, less allowance of $1,275; $1,023; and $1,114; respectively	22,915	23,781	27,178
Inventories	31,010	37,991	29,860
Prepaid expenses	1,461	2,797	1,254
Assets held for sale	3,325		3,325
Deferred income tax benefit	2,060	1,611	2,015
Income tax receivable	5,155	1,831	5,327

TOTAL CURRENT ASSETS	70,488	71,704	72,576

Property, plant and equipment, net	20,409	22,200	20,209
Intangible assets	18,591	20,633	19,153
Goodwill	25,543	26,281	25,811
Investments	8,897	12,165	8,129
Interest rate swap	—	27	—
Deferred income tax benefit	723	—	723
Other assets	952	1,764	1,100

	$145,603	$154,774	$147,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$11,764	$46,525
Trade accounts payable	3,144	3,078	3,272
Accrued liabilities	15,251	20,389	16,698
Income tax payable	992	—	1,239

TOTAL CURRENT LIABILITIES	19,387	35,231	67,734

Other Liabilities:
Long-term debt	46,244	29,029	—
Other non-current income tax liability	—	118	—
Deferred income tax liability	—	589	—
Deferred compensation	1,203	1,099	1,177

TOTAL LIABILITIES	66,834	66,066	68,911

Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 12,616,042; 12,697,586; and 12,616,042; shares respectively	12,616	12,698	12,616
Retained earnings	62,726	69,481	63,050
Accumulated other comprehensive income	3,427	6,529	3,124

	78,769	88,708	78,790

	$145,603	$154,774	$147,701

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share amounts) (Unaudited)

	Three Months Ended

	March 21, 2009	March 22, 2008

Net sales	$24,958	$29,166

Costs, expenses and other income:
Cost of products sold	17,096	20,743
Selling, general and administrative expenses	8,023	9,042
Amortization	467	437

Operating loss	(628)	(1,056)

Interest expense, net	(242)	(487)
Other income	184	162

Loss before income taxes	(686)	(1,381)

Provision for income tax benefit	247	533

Net loss	$(439)	$(848)

Per share data:
Basic loss per share	$(0.03)	$(0.07)
Diluted loss per share	$(0.03)	$(0.07)
Cash dividend paid	$—	$0.25

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

Net loss	$(439)	$(848)

Unrealized loss on marketable equity securities available for sale, net of tax benefit of $20 and $218, respectively	(30)	(330)

Foreign currency translation adjustment	333	1,053

Unrealized loss on interest rate swap agreement, net of tax of $0 and $11, respectively	—	(17)

Comprehensive loss	$(136)	$(142)

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(All amounts in thousands) (Unaudited)

	Three Months Ended

	March 21, 2009	March 22, 2008

Operating Activities:
Net loss	$(439)	$(848)
Depreciation and amortization	1,194	1,225
Loss (Gain) on disposal of property and equipment	13	(8)
Employee stock-based compensation	115	153
Adjustments necessary to reconcile net income (loss) to net cash used by operating activities	1,201	(3,042)

Net cash provided (used) by operating activities	2,084	(2,520)

Investing Activities:
Purchase of property and equipment	(1,054)	(2,268)
Proceeds from sale of property and equipment	—	22

Net cash used by investing activities	(1,054)	(2,246)

Financing Activities:
Net increase (decrease) in notes payable	(281)	8,625
Proceeds from exercise of stock options	—	313
Purchase of common stock	—	(195)
Director compensation	—	11
Dividends paid	—	(3,175)

Net cash provided (used) by financing activities	(281)	5,579

Effect of exchange rate changes on cash	196	72

Net increase in cash and cash equivalents	945	885
Cash and cash equivalents, beginning of period	3,617	2,808

Cash and cash equivalents, end of period	$4,562	$3,693

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 27, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2008 filed with the Securities and Exchange Commission.

Note B - Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Note C - Seasonal Aspects

The results of operations for the three-month periods ended March 21, 2009 and March 22, 2008 are not necessarily indicative of the results to be expected for the full year.

Note D - Inventories

(All amounts in thousands)	March 21, 2009	March 22, 2008	December 27, 2008

Raw materials	$11,148	$9,588	$9,540
Work in progress	2,599	6,497	4,506
Finished goods	17,263	21,906	15,814

	$31,010	$37,991	$29,860

Note E – Notes Payable

On April 30, 2009 the Company signed a loan agreement with JP Morgan Chase Bank, N.A. (Chase) for a senior secured revolving credit facility in the maximum amount up to $50,000,000 and through Chase London Branch, as senior secured revolving credit facility in the maximum amount of 3,000,000 Euro upon certain terms and conditions. The credit facility has a maturity date of May 31, 2010. A portion of the credit facility not in excess of $3,500,000 is available for the issuance of commercial or standby letters of credit to be issued by Chase.

Note F – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on December 31, 2006, the Company has recorded the following changes in uncertain tax positions:

Quarter Ended
In Thousands	March 21, 2009	March 22, 2008

Beginning Balance	$954	$118
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Settlements	—	—
Reductions Settlements	—	—
Reductions for prior year tax positions	—	—

Ending Balance	$954	$118

Note G – Fair Values of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This became effective for the Company on December 30, 2007. The Company holds one type of financial asset subject to valuation under Statement No. 157: marketable equity securities available for sale. The Company does not have any liabilities subject to valuation under Statement 157. Fair values as of March 21, 2009 were calculated as follows:

(All amounts in thousands)	Balance at March 21, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable Inputs (Level 3)

Marketable equity securities available for sale	$1,161	$1,161	$—	$—

Note H – Employee Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of SFAS No. 123R Share-Based Payments (“SFAS 123R”).

During the three months ended March 21, 2009 and pursuant to the 2007 Incentive Plan, in lieu of director fees, the Company awarded to certain directors 30,592 restricted stock units. No other restricted stock units were awarded. The restricted stock units awarded to the directors vest after one year following the grant date. Restricted stock awards are subject to forfeiture if on the vesting date the employee is not employed or the director no longer holds a position with the Company.

For the three months ended March 21, 2009 and March 22, 2008, the Company recognized stock based compensation expense of $115 thousand and $153 thousand, respectively. At March 21, 2009 and March 22, 2008, respectively, there was $.7 and $1.7 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note I - Segment Information

	As of and for the Three Months Ended March 21, 2009

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$15,567	$9,391	$—	$24,958
Operating income(loss)	35	998	(1,661)	(628)
Net income (loss)	(491)	755	(703)	(439)
Total assets	$75,968	$44,371	$25,264	$145,603

	As of and for the Three Months Ended March 22, 2008

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$17,533	$11,633	$—	$29,166
Operating income(loss)	(1,299)	1,020	(777)	(1,056)
Net income (loss)	(918)	587	(517)	(848)
Total assets	$86,219	$47,008	$21,547	$154,774

Note J – Dividend Payment

The Company has not declared a dividend to be paid in 2009.

Note K - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	3 Months Ended

All amounts in thousands	March 21, 2009	March 22, 2008

Weighted average common shares outstanding	12,616	12,683
Dilutive effect of stock options	103	12

Weighted average common shares outstanding, assuming dilution	12,719	12,695

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2009 and 2008 were 520,942 and 659,117, respectively.

Note L – New Accounting Standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 21, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008, that are of significance, or potential significance to the Company.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion NO. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on the Company’s financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company has not determined the impact of its adoption of this staff position.

In April 2009 the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this staff position is not expected to have a material impact on the Company’s financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company has not determined the impact of its adoption of this staff position.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, Escalade’s ability to successfully integrate the operations of acquired assets and businesses, new product development, the continuation and development of key customer and supplier relationships, Escalade’s ability to control costs, general economic conditions, fluctuation in operating results, changes in the securities market, Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing, and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

Results of Operations

Consolidated net sales for the first quarter of 2009 were down in both the Sporting Goods and Office Product segments compared to the same quarter last year; however, improved gross margin percentages helped reduce the operating loss to $.6 million for the quarter compared to an operating loss of $1.1 million for the same quarter last year.

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three months ended
	March 21, 2009	March 22, 2008

Net revenue	100.0%	100.0%
Cost of products sold	68.5%	71.1%

Gross margin	31.5%	28.9%
Selling, administrative and general expenses	32.1%	31.0%
Amortization	1.9%	1.5%

Operating loss	-2.5%	-3.6%

Consolidated Revenue and Gross Margin

Revenues from the Sporting Goods business were down 11% in the first quarter compared to the same quarter last year due to several factors. Dealers are reducing inventory in light of the economy to conserve cash in light of the economy. Within many sporting goods categories, consumers are buying lower-priced models rather than high-end systems. Management believes that total sales to its mass-market retail customers in 2009 will be slightly lower than levels achieved in 2008.

Revenues from the Office Products business, excluding the effects of changes in currency exchange rates, declined 14% in the first quarter compared to the same period in 2008 primarily due to lower sales to office supply mass-retailers in the U.S. which are being negatively impacted by the worsening economy and a slowdown in European sales due to the slowing economy in Germany, France and Spain. Management anticipates further declines in sales to office product retailers as the global economy continues to decline. However, new product launches and an expanding presence in machine dealers is expected to lessen the impact of these declines.

The overall gross margin ratio improved by 2.6% in the first quarter of 2009 compared to the same period in 2008. The gross margin improvement is attributed to the cost reductions and facility consolidations initiated during 2008 and the impact of price increases initiated in 2009. The Sporting Goods business gross margin ratio improved to 22% from 18% in the prior year. Office Products gross margin ratio improved to 47% from 45% in the prior year. The Company continues to evaluate further cost reduction strategies to further enhance gross margin improvements. Management expects the overall gross margin ratio for 2009 to be greater than that achieved in 2008.

Consolidated Selling, General and Administrative Expenses

Compared to the same period last year, consolidated selling, general and administrative (“SG&A”) costs decreased 11% in the first quarter. SG&A costs in the Sporting Goods business segment decreased 28% due to decreased selling and marketing costs associated with the specialty retailer and dealer channel, personnel reductions initiated during 2008 and the consolidation of table tennis manufacturing in Mexico. The Office Products segment also experienced a decrease in SG&A costs as a direct result of a series of cost savings measures taken. SG&A costs in the Office Products business decreased 18% including changes in currency exchange rates; excluding the effect of currency exchange rates, SG&A costs in the Office Products business declined 10% during the first quarter of 2009 compared to last year.

Provision for Income Taxes

The effective tax rate in the first quarter of 2009 was 23% compared to 39% in the same period last year. This decrease is related to the size of the loss incurred in the current quarter relative to the size of permanent adjustments in taxable income which were smaller in the first quarter of 2009 than in the same period last year. The Company anticipates the effective tax rate for 2009 to be relatively unchanged from that experienced in fiscal 2008.

Financial Condition and Liquidity

The Company continues to experience the effect of the current economic downturn as reflected in lower sales volumes. Total bank debt at the end of the first quarter of 2009 was up 13% from the same period last year, but down slightly from the latest year end. The following schedule summarizes the Company’s total bank debt:

In thousands	March 21, 2009	March 22, 2008	December 27, 2008

Notes payable short-term	$—	$11,764	$46,525
Current portion long-term debt	—	—	—
Long term debt	46,244	29,029	—

Total bank debt	$46,244	$40,793	$46,525

As a percentage of stockholders’ equity, total bank debt was 59%, 46% and 59% at March 21, 2009, March 22, 2008 and December 27, 2008, respectively.

During the first quarter of 2009, operations provided $2.1 million in cash primarily due to reductions in accounts receivable exceeding increases in inventory and decreases in accounts payable.

The Company funds working capital requirements through operating cash flows and revolving credit agreements with its bank. The Company expects to have access to the same level of revolving credit that was available in 2008.

The Company has finalized its new credit agreement with JP Morgan Chase. The Company is continuing to market the Reynosa facility through a national broker hired in late 2008 and is pursuing all viable offers of purchase or lease. There have been no material changes to previously identified cost reduction measures.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. The Company attempts to minimize these risks through regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. Through the first quarter of 2009, the Company has no derivate financial instruments. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

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

The Company and its subsidiaries conduct substantially all their business in their respective functional currencies to avoid the effects of cross-border transactions. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs such as matching assets and liabilities in the same currency. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. The Company currently has no currency exchange hedging instruments in place. Changes in currency exchange rates may be volatile and could affect the Company’s performance.

Marketable Securities

An adverse movement of equity market prices has impacted the Company’s long-term marketable equity securities available for sale that are included in investments on the consolidated balance sheet. At March 21, 2009 the aggregate fair market value of long-term marketable equity securities available for sale was $1.2 million. The Company has not employed any hedge programs relative to these investments.

Item 4T.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2009.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Not Required.

Item 1A.	Not Required.

Item 2. (c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Shares purchases prior to 12/27/2008 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939

First quarter purchases:
12/28/2009 – 01/24/2009	None	None	No Change	No Change
01/25/2009 – 02/21/2009	None	None	No Change	No Change
02/22/2009 – 03/21/2009	None	None	No Change	No Change

Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

The annual meeting of the registrant was held on April 24, 2009 at the Company’s facilities in Evansville, Indiana. Proxy materials were circulated on April 9, 2009 proposing the election of eight members to the Board of Directors for a one year term.

Shareholders elected the proposed directors by the following vote totals:

	For	Withheld

Robert E. Griffin	11,376,402	365,427
Robert J. Keller	11,389,367	352,462
Blaine E. Matthews, Jr.	11,658,098	83,731
Edward E. Williams	11,692,943	48,886
Richard D. White	11,719,977	21,852
George Savitsky	11,705,958	35,871
Richard F. Baalmann, Jr.	11,697,190	44,639
Patrick J. Griffin	11,374,977	366,852

Item 5.	Not Required.

Item 6.	Exhibits

(a)	Exhibits

Number	Description

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date: May 4, 2009	/s/ Deborah Meinert

Vice President and
Chief Financial Officer