Form 10-Q
period 2009-07-11
ESCALADE INC
filed 2009-08-10
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarter ended July 11, 2009 or

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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009

Common, no par value	12,623,542

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands except share information)

	July 11, 2009 (Unaudited)	July 12, 2008 (Unaudited)	December 27, 2008 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,137	$4,486	$3,617
Receivables, less allowance of $1,411; $1,014; and $1,114; respectively	22,607	32,147	27,178
Inventories	28,102	39,090	29,860
Prepaid expenses	2,041	2,720	1,254
Assets held for sale	3,325		3,325
Deferred income tax benefit	1,945	2,397	2,015
Income tax receivable	3,434	2,397	5,327

TOTAL CURRENT ASSETS	65,591	83,237	72,576

Property, plant and equipment, net	19,488	23,719	20,209
Intangible assets	17,954	20,306	19,153
Goodwill	25,750	26,772	25,811
Investments	9,409	12,076	8,129
Deferred income tax benefit	723	—	723
Other assets	678	1,464	1,100

	$139,593	$167,574	$147,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$40,052	$52,345	$46,525
Trade accounts payable	2,838	4,450	3,272
Accrued liabilities	14,103	18,433	16,698
Income taxes payable	961	—	1,239

TOTAL CURRENT LIABILITIES	57,954	75,228	67,734

Other Liabilities:
Long-term debt	—	2,737	—
Other non-current income tax liability	—	118	—
Deferred income tax liability	—	589	—
Deferred compensation	1,236	1,128	1,177

	59,190	79,800	68,911

Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding - 12,623,542; 12,616,042; and 12,616,042; respectively	12,624	12,616	12,616
Retained earnings	63,242	68,437	63,050
Accumulated other comprehensive income	4,537	6,721	3,124

	80,403	87,774	78,790

	$139,593	$167,574	$147,701

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	July 11, 2009	July 12, 2008	July 11, 2009	July 12, 2008

Net sales	$35,641	$45,796	$60,599	$74,962

Costs, expenses and other income:
Cost of products sold	24,579	33,275	41,675	54,018
Selling, general and administrative expenses	8,748	12,578	16,771	21,620
Amortization	940	732	1,407	1,169

Operating income (loss)	1,374	(789)	746	(1,845)

Interest expense, net	(658)	(660)	(900)	(1,147)
Other income (expense)	47	43	231	205

Income (loss) before income taxes (benefit)	763	(1,406)	77	(2,787)

Provision (benefit) for income tax	397	(702)	150	(1,235)

Net income (loss)	$366	$(704)	$(73)	$(1,552)

Per Share Data:
Basic earnings (loss) per share	$0.03	$(0.06)	$(0.01)	$(0.12)
Diluted earnings (loss) per share	$0.03	$(0.06)	$(0.01)	$(0.12)
Cash dividend paid	—	—	—	$0.25

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Net income (loss)	$366	$(704)	$(73)	$(1,552)

Unrealized gain (loss) on securities available for sale, net of tax (benefit) of $94, $(40), $75 and $(115), respectively	145	(139)	116	(469)

Foreign currency translation adjustment	964	349	1,297	1,402

Unrealized (loss) on interest rate swap agreement, net of tax of $0, $5, $0 and $10, respectively	—	(18)	—	(35)

Comprehensive income (loss)	$1,475	$(512)	$1,340	$(654)

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six Months Ended

	July 11, 2009	July 12, 2008

Operating Activities:
Net loss	$(73)	$(1,552)
Depreciation and amortization	3,186	2,436
Loss (gain) on disposal of property and equipment	236	(6)
Employee stock-based compensation	273	447
Adjustments necessary to reconcile net income (loss) to net cash used by operating activities	4,230	(14,329)

Net cash provided (used) by operating activities	7,852	(13,004)

Investing Activities:
Purchase of property and equipment	(1,580)	(4,109)
Acquisition of assets	—	(452)
Proceeds from sale of property and equipment	262	26

Net cash used by investing activities	(1,318)	(4,535)

Financing Activities:
Net increase (decrease) in notes payable	(6,473)	22,915
Proceeds from exercise of stock options	—	313
Director fees paid by issuing stock	—	22
Purchase of common stock	—	(921)
Dividends paid	—	(3,174)

Net cash provided (used) by financing activities	(6,473)	19,155

Effect of exchange rate changes on cash	459	62

Net increase in cash and cash equivalents	520	1,678
Cash and cash equivalents, beginning of period	3,617	2,808

Cash and cash equivalents, end of period	$4,137	$4,486

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements - The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 27, 2008 has been derived from the audited consolidated condensed balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2008 filed with the Securities and Exchange Commission.

Note B – Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Note C – Seasonal Aspects

The results of operations for the six-month periods ended July 11, 2009 and July 12, 2008 are not necessarily indicative of the results to be expected for the full year.

Note D – Inventories

(All amounts in thousands)	July 11, 2009	July 12, 2008	December 27, 2008

Raw materials	$9,574	$10,468	$9,540
Work in progress	2,751	5,807	4,506
Finished goods	15,777	22,815	15,814

	$28,102	$39,090	$29,860

Note E – Notes Payable

On April 30, 2009 the Company signed a loan agreement with JP Morgan Chase Bank, N.A. (Chase) for a senior secured revolving credit facility in the maximum amount up to $50,000,000 and through Chase London Branch, as senior secured revolving credit facility in the maximum amount of 3,000,000 Euro upon certain terms and conditions. The credit facility has a maturity date of May 31, 2010. A portion of the credit facility not in excess of $3,500,000 is available for the issuance of commercial or standby letters of credit to be issued by Chase. In July 2009, the agreement was amended to extend the deadline for completion of certain post closing matters to September 30, 2009.

Note F – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on December 31, 2006, the Company has recorded the following changes in uncertain tax positions:

	Six Months Ended
In Thousands	July 11, 2009	July 12, 2008

Beginning Balance	$954	$118
Additions for current year tax positions	7	—
Additions for prior year tax positions	—	—
Settlements	—	—
Reductions Settlements	—	—
Reductions for prior year tax positions	—	—

Ending Balance	$961	$118

Note G – Fair Values of Financial Instruments

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

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at July 11, 2009:

		Fair Value Measurements Using

In thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities-mutual funds	$1,403	$1,403	$—	$—

The following methods were used to estimate the fair value of all other financial instruments not recognized in the accompanying balance sheets.

     Cash and Cash Equivalents

Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity.

     Notes Payable and Long-term Debt

As of July 11, 2009, the Company does not have debt classified as long-term. The Company believes the carrying value of short-term debt adequately reflects the fair value of these instruments.

The following table presents estimated fair values of the Company’s financial instruments in accordance with FAS 107 not previously disclosed at July 11, 2009 and July 12, 2008.

	July 11, 2009		July 12, 2008

In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$4,137	$4,137	$4,486	$4,486
Available-for-sale securities-mutual funds	$1,403	$1,403	$3,789	$3,789

Financial liabilities
Note payable and Short-term debt	$40,052	$40,052	$52,345	$52,345

Note H – Employee Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of SFAS No. 123R Share-Based Payments (“SFAS 123R”).

During the three and six months ended July 11, 2009 and pursuant to the 2007 Incentive Plan, the Company awarded 30,000 stock options and 54,103 restricted stock units to directors and 667,000 stock options to employees. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. The restricted stock units awarded to the directors vest after one year following the grant date. The stock options awarded to employees vest at the end of three years and are subject to forfeiture if on the vesting date the employee is not employed. Director stock options and restricted stock units are subject to forfeiture if on the vesting date the director no longer holds a position with the Company.

The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted and Monte Carlo techniques to determine the fair value of restricted stock units granted with market conditions attached to vesting.

During the three months and six months ended July 11, 2009, the Company recognized stock based compensation expense of $158 thousand and $273 thousand, respectively. During the three months and six months ended July 12, 2008, the Company recognized stock based compensation expense of $294 thousand and $447 thousand, respectively. At July 11, 2009 and July 12, 2008, respectively, there was $0.9 million and $1.5 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note I – Segment Information

	As of and for the Three Months Ended July 11, 2009

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$23,403	$12,238	$—	$35,641
Operating income (loss)	2,177	502	(1,305)	1,374
Net income (loss)	691	214	(539)	366

	As of and for the Six Months Ended July 11, 2009

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$38,970	$21,629	$—	$60,599
Operating income (loss)	2,212	1,500	(2,966)	746
Net income (loss)	200	969	(1,242)	(73)
Total assets	$72,727	$42,741	$24,125	$139,593

	As of and for the Three Months Ended July 12, 2008

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$29,197	$16,599	$—	$45,796
Operating income (loss)	(380)	1,107	(1,516)	(789)
Net income (loss)	(603)	659	(760)	(704)

	As of and for the Six Months Ended July 12, 2008

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$46,730	$28,232	$—	$74,962
Operating income (loss)	(1,679)	2,127	(2,293)	(1,845)
Net income (loss)	(1,521)	1,246	(1,277)	(1,552)
Total assets	$94,026	$50,708	$22,840	$167,574

Note J – Dividend Payment

The Company has not declared a dividend to be paid in 2009.

Note K – Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended

All amounts in thousands	July 11, 2009	July 12, 2008	July 11, 2009	July 12, 2008

Weighted average common shares outstanding	12,624	12,635	12,620	12,656
Dilutive effect of stock options and restricted stock units	202	22	119	22

Weighted average common shares outstanding, assuming dilution	12,826	12,657	12,739	12,678

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2009 and 2008 was 492,725 and 668,217, respectively.

Note L – New Accounting Standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended July 11, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008, that are of significance, or potential significance to the Company.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), Interim Disclosures About Fair Value of Financial Instruments, effective for interim and annual periods ending after June 15, 2009. The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. The Company has applied the disclosure provisions as appropriate.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and 124-2 (“FSP FAS 115-2 and 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP 141(R)-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP 141(R)-1 amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this staff position is not expected to have a material impact on the Company’s financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s financial position or results of operation.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“FAS 165”), Subsequent Events, which establishes general statements of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 is effective for interim annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the company’s financial position or results of operation.

Note M – Subsequent Events

Subsequent events have been evaluated through August 10, 2009 which is the date the financial statements were issued.

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

Results of Operations

The Company’s operating income for the second quarter and first half of fiscal 2009 was $1,374 thousand and $746 thousand, respectively, compared to operating losses of $(789) thousand and $(1,845) thousand for the same periods last year. Net revenues for the second quarter and first half of fiscal 2009 declined 22.2% and 19.2%, respectively, compared to same periods last year; however, the Company has achieved improved gross margins and lower selling, administrative and general expenses mainly due to facility consolidation in the Sporting Goods segment and Company-wide cost cutting measures implemented last year which have dramatically improved Company profits.

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended

	July 11, 2009	July 12, 2008	July 11, 2009	July 12, 2008

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	69.0%	72.7%	68.8%	72.1%

Gross margin	31.0%	27.3%	31.2%	27.9%
Selling, administrative and general expenses	24.5%	27.4%	27.7%	28.8%
Amortization	2.6%	1.6%	2.3%	1.6%

Operating income (loss)	3.9%	(1.7)%	1.2%	(2.5)%

Consolidated Revenue and Gross Margin

Sales in the Sporting Goods business declined 19.8% and 16.6% in the second quarter and first half of fiscal 2009 respectively, compared to the same periods last year. Based on the first half year results and product placement information, the Company expects Sporting Goods sales to be approximately 20% lower in 2009 compared to 2008. The Company is continuing to identify and implement cost saving initiatives and to enhance product design to expand market share to improve Company profits.

Compared to last year, Office Products sales declined 26.3% and 23.4% for the second quarter and first half of fiscal 2009, respectively. Sales declined 21.8% in the United States and 24.8% in Europe for the first half of 2009. The Company expects sales declines for the remainder of 2009 to be relatively unchanged from the decline experienced in the first half of fiscal 2009.

The overall gross margin ratios for the second quarter and first half of fiscal 2009 were 3.7% and 3.3% higher, respectively, over the same periods last year due to cost reductions and facility consolidations initiated in 2008 resulting in positive production cost variances.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) for the second quarter and first half of fiscal 2009 were down 30.4% and 22.4%, respectively, compared to the same periods last year. Excluding the effect of changes in foreign currency rates, SG&A costs for the first half of fiscal 2009 were down 19.0% due mainly to decreases in variable compensation in relation to decreases in sales volume and the continued benefit of personnel reductions and facility consolidation initiated in 2008.

Provision for Income Taxes

The effective tax rate for the first half of 2009 for domestic operations was 37% compared with 38% for the same period last year. As a result of net losses in certain foreign countries where a tax benefit is not expected to be realized, the Company is reporting a provision for income tax as of the end of the second quarter of $150 thousand on pre-tax income of $77 thousand.

Financial Condition and Liquidity

The following schedule summarizes the Company’s total debt:

In thousands	July 11, 2009	July 12, 2008	December 27, 2008

Notes payable short-term	$40,052	$52,345	$46,525
Long-term debt	—	2,737	—

Total debt	$40,052	$55,082	$46,525

As a percentage of stockholders’ equity, total bank debt was 50%, 63% and 59% at July 11, 2009, July 12, 2008 and December 27, 2008, respectively.

During the first half of 2009, operations provided $7.9 million in cash primarily due to reductions in accounts receivable and inventory and income tax refunds.

The Company’s working capital requirements are funded from operating cash flows and revolving credit agreements with its primary bank. The Company’s relationship with its primary lending bank remains strong and the Company expects to have access to the same level of revolving credit that was available in 2008.

During the first half of fiscal 2009, the Company finalized its new credit agreement with JP Morgan Chase. As part of that agreement, the Company consented to merge one of its subsidiaries, Indian Martin, Inc. into the parent company, Escalade, Inc. The merger was completed during the second quarter of 2009. The Company is continuing to market the Reynosa facility through a national broker and is pursuing all viable offers of purchase or lease. The Company has completed the Mexico facility consolidation and is fully operational at the Rosarito site. There have been no material changes to previously identified cost reduction measures.

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

Foreign Currency
The Company conducts business in various countries around the world and is therefore subject to risks associated with fluctuating foreign exchange rates. This revenue is generated from the operations of the Company’s subsidiaries in their respective countries and surrounding geographic areas and is primarily denominated in each subsidiary’s local functional currency. These subsidiaries incur most of their expenses (other than inter-company expenses) in their local functional currency and include the Euro, Great Britain Pound Sterling, Mexican Peso, Chinese Yuan, Swedish Krona and South African Rand.

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

The Company and its subsidiaries conduct substantially all of their business in their respective functional currencies to avoid the effects of cross-border transactions. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs such as matching assets and liabilities in the same currency. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. The Company currently has no currency exchange hedging instruments in place. Changes in currency exchange rates may be volatile and could affect the Company’s performance.

Marketable Securities
An adverse movement of equity market prices has impacted the Company’s long-term marketable equity securities available for sale that are included in investments on the consolidated balance sheets. At July 11, 2009 the aggregate fair market value of long-term marketable equity securities available for sale was $1.4 million. The Company has not employed any hedge programs relative to these investments.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2009.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Not Required.

Item 1A.	Risk Factors.

In addition to the following risk factors and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008 and in Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 21, 2009 (the “2009 First Quarter 10-Q”) which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K, the 2009 First Quarter 10-Q, and this Quarterly Report on Form 10-Q are not the only risks facing the Company. Other than as modified below, the risk factors set forth in the Company’s Annual Report on Form 10-K and the 2009 First Quarter 10-Q have not materially changed since March 27, 2009, the date the Company filed its Annual Report with the SEC. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

The Company must maintain compliance with the terms of its existing credit facilities. The failure to do so could have a material adverse effect on the Company’s ability to finance its ongoing operations and the Company may not be able to find an alternative lending source if a default would occur.

On April 30, 2009, the Company entered into a new secured, senior revolving credit facility with its existing lender, JPMorgan Chase Bank, N.A. Upon doing so, the Company was able to negotiate new terms in order to cure the Company’s previous non-compliance with the leverage ratio and debt service ratio covenants contained in the Company’s prior credit facility. There can be no assurances that the Company will be able to maintain compliance with all of the covenants and other terms and conditions of this credit facility on an ongoing basis. If not, the Company could be required to pay back the amounts borrowed on an accelerated basis, which could subject the Company to decreased liquidity and other negative impacts on the Company’s business, results of operations and financial condition. Furthermore, if the Company would need to find an alternative lending source, the Company may have difficulty in doing so, particularly in the current credit environment which is not favorable to borrowers. Without a sufficient credit facility, the Company would be adversely affected by a lack of access to liquidity needed to operate the Company’s business. Any disruption in access to credit could force the Company to take additional measures to conserve cash, which measures could have a material adverse effect on the Company.

The Company may not be able to remain in compliance with NASDAQ requirements for continued listing of common stock.

The Company’s common stock may not remain in compliance with NASDAQ rules for continued listing on the NASDAQ Global Market and could be at risk of being delisted. Over the past eight months, the Company’s common stock has not always maintained a minimum $1.00 per share bid price for the prior 30 consecutive business days as required by NASDAQ Marketplace Rule 5450(a)(1). Additionally, the Company’s common stock is currently at risk of not complying with NASDAQ Marketplace Rule 5450(b)(1) relating to continued listing on the NASDAQ Global Market. In accordance with Marketplace Rule 5450(b)(1), companies must, among other requirements, maintain a market value of publicly held shares of at least $5,000,000. Although the bid price for the Company’s stock has been $1.00 or greater within the last 30 business days and the market value of the Company’s publicly held shares currently exceeds $5,000,000, the Company cannot provide any assurance it will be able to meet these requirements in the future.

Through July 31, 2009, NASDAQ suspended enforcement of the bid price and market value of publicly held shares requirements. Now that these requirements are no longer suspended, if the Company would fail to comply with Marketplace Rule 5450(a)(1) or 5450(b)(1), it would have 180 days or 90 days, respectively, to regain compliance. There is no guarantee that the Company will be able to meet the bid price or market value of publicly held shares requirements. This may subject the Company to the risk of being delisted and would result in decreased liquidity of common stock.

The Company is no longer actively considering the potential for voluntary delisting of its common stock with NASDAQ or suspension of its SEC reporting obligations.

The Company reported in its Form 10-K for the year ended December 27, 2008 that the Company’s Board of Directors and management were in the process of exploring the advantages and disadvantages to the Company and its stockholders if the Company would no longer be a public reporting company. The Company’s Board has determined at this time that the Company will continue to be a public reporting company. The Company’s Board of Directors may again consider this alternative in the future, but is no longer actively considering a voluntary delisting from NASDAQ nor the suspension of the Company’s periodic reporting obligations imposed by the Securities Exchange Act of 1934, as amended. Nonetheless, as indicated in the preceding risk factor, there can be no assurance that the Company will remain eligible for listing on NASDAQ. In addition, there can be no assurance that the Company will remain eligible to suspend its periodic reporting obligations in the event that the number of the Company’s stockholders of record would be 300 or greater in the future.

The market price of common stock is likely to be highly volatile as the stock market in general can be highly volatile.

The public trading of common stock is based on many factors, which could cause fluctuation in the Company’s stock price. These factors may include, among other things:

•	General economic and market conditions;
•	Actual or anticipated variations in quarterly operating results;
•	Lack of research coverage by securities analysts;
•	If securities analysts provide coverage, our inability to meet or exceed securities analysts’ estimates or expectations;
•	Conditions or trends in our industry;
•	Changes in the market valuations of other companies in our industry;
•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;
•	Capital commitments;
•	Additions or departures of key personnel;
•	Sales and repurchases of our common stock; and
•

The potential delisting of the Company’s common stock from NASDAQ and/or the current decision of the Board to continue to be a public reporting company as discussed in the two risk factors set forth immediately above this risk factor.

Many of these factors are beyond the Company’s control. These factors may cause the market price of the Company’s common stock to decline, regardless of operating performance.

Item 2. (c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Shares purchased prior to 03/21/2009 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939

Second quarter purchases:
03/22/2009 – 04/18/2009	None	None	No change	No change
04/19/2009 – 05/16/2009	None	None	No change	No change
05/17/2009 – 06/13/2009	None	None	No change	No change
06/14/2009 – 07/11/2009	None	None	No change	No change

Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

Item 3.	Not Required.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the Company’s stockholders was held on April 24, 2009. The Company previously reported the results of the matters voted on at such annual meeting in Part II, Item 4, of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 21, 2009, which Item 4 is incorporated herein by reference.

Item 5.	Not Required.

Item 6.	Exhibits

          Exhibits

Number	Description

10.1	Credit Agreement dated as of April 30, 2009 among Escalade, Incorporated and JPMorgan Chase Bank, N.A. (without exhibits and schedules, which Escalade has determined are not material). (1)

10.2

Pledge and Security Agreement dated as of April 30, 2009 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (without exhibits and schedules, which Escalade has determined are not material). (1)

10.3	Form of Pledge and Security Agreement dated as of April 30, 2009 with JPMorgan Chase Bank, N.A. (1) (2)

10.4	Form of Unlimited Continuing Guaranty dated as of April 30, 2009 in favor of JPMorgan Chase Bank, N.A. (1) (2)

10.5	First Amendment dated as of July 29, 2009 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (3)

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

          (1)     Incorporated by reference from the Company’s Form 8-K filed on May 6, 2009.

          (2)     Each of Escalade’s eleven domestic subsidiaries has entered into the identical form of Pledge and Security Agreement and form of Unlimited Continuing Guaranty. Those eleven domestic subsidiaries are: Indian Industries, Inc.; Harvard Sports, Inc.; Martin Yale Industries, Inc.; U.S. Weight, Inc.; Bear Archery, Inc.; Escalade Sports Playground, Inc.; Schleicher & Co. America, Inc.; Olympia Business Systems, Inc.; EIM Company, Inc.; SOP Services, Inc.; and Escalade Insurance, Inc.

          (3)     Incorporated by reference from the Company’s Form 8-K filed on July 30, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date: August 10, 2009	/s/ Deborah Meinert

Vice President Finance and
Chief Financial Officer