Form 10-Q
period 2009-10-03
ESCALADE INC
filed 2009-11-05
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarter ended October 03, 2009 or

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

Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See a definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2009

Common, no par value	12,623,542

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands except share information)

	October 3, 2009	October 4, 2008	December 27, 2008

	(Unaudited)	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$5,735	$3,342	$3,617
Receivables, less allowance of $1,635; $950; and $1,114; respectively	22,007	31,549	27,178
Inventories	27,428	36,070	29,860
Prepaid expenses	1,944	3,965	1,254
Assets held for sale	3,325	—	3,325
Deferred income tax benefit	1,966	2,069	2,015
Income tax receivable	2,146	3,613	5,327

TOTAL CURRENT ASSETS	64,551	80,608	72,576

Property, plant and equipment, net	19,094	24,453	20,209
Intangible assets	17,446	19,340	19,153
Goodwill	26,325	25,527	25,811
Investments	9,176	10,442	8,129
Deferred income tax benefit	873	—	723
Other assets	706	1,438	1,100

	$138,171	$161,808	$147,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$36,577	$49,032	$46,525
Trade accounts payable	3,765	7,659	3,272
Accrued liabilities	14,164	15,915	16,698
Income taxes payable	—	—	1,239

TOTAL CURRENT LIABILITIES	54,506	72,606	67,734

Other Liabilities:
Long-term debt	—	2,729	—
Other non-current income tax liability	—	1,237	—
Deferred income tax liability	—	589	—
Deferred compensation	1,262	1,149	1,177

	55,768	78,310	68,911

Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 12,623,542; 12,616,042; and 12,616,042; respectively	12,624	12,616	12,616
Retained earnings	64,019	67,238	63,050
Accumulated other comprehensive income	5,760	3,644	3,124

	82,403	83,498	78,790

	$138,171	$161,808	$147,701

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008

Net sales	$26,358	$40,797	$86,957	$115,759

Costs, expenses and other income:
Cost of products sold	18,558	31,576	60,233	85,594
Selling, general and administrative expenses	6,571	8,520	23,342	30,140
Amortization	617	619	2,024	1,788

Operating income (loss)	612	82	1,358	(1,763)

Interest expense, net	(630)	(552)	(1,530)	(1,699)
Other income (expense)	966	(61)	1,197	144

Income (loss) before income taxes (benefit)	948	(531)	1,025	(3,318)

Provision (benefit) for income tax	330	834	480	(401)

Net income (loss)	$618	$(1,365)	$545	$(2,917)

Per Share Data:
Basic earnings (loss) per share	$0.05	$(0.11)	$.04	$(0.23)
Diluted earnings (loss) per share	$0.05	$(0.11)	$.04	$(0.23)
Cash dividend paid	—	—	—	$0.25

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Net income (loss)	$618	$(1,365)	$545	$(2,917)

Unrealized gain (loss) on securities available for sale, net of tax (benefit) of $0, $175, $0 and $480, respectively	—	(271)	—	(740)

Realization of previously unrealized (gains) losses on securities available for sale, net of tax (benefit) of $75, $(53), $0 and $(53), respectively	(116)	83	—	83

Foreign currency translation adjustment	1,339	(2,888)	2,636	(1,487)

Unrealized loss on interest rate swap agreement, net of tax of $0, $0, $0 and $23, respectively	—	—	—	(35)

Comprehensive income (loss)	$1,841	$(4,441)	$3,181	$(5,096)

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine Months Ended

	October 3, 2009	October 4, 2008

Operating Activities:
Net income (loss)	$545	$(2,917)
Depreciation and amortization	4,605	4,287
Loss (gain) on disposal of property and equipment	20	119
Loss (gain) on disposal of Investments held for sale	(432)	—
Employee stock-based compensation	431	613
Adjustments necessary to reconcile net income (loss) to net cash used by operating activities	6,333	(10,674)

Net cash provided (used) by operating activities	11,502	(8,572)

Investing Activities:
Purchase of property and equipment	(1,594)	(6,838)
Acquisition of assets	—	(521)
Purchase of investments held for sale	—	(996)

Proceeds from sale of property and equipment	268	27

Proceeds from sale of investments	1,645	1,374

Net cash provided (used) by investing activities	319	(6,954)

Financing Activities:
Net increase (decrease) in notes payable	(9,948)	19,592

Proceeds from exercise of stock options	—	313
Purchase of common stock	—	(921)

Dividends paid	—	(3,174)

Net cash provided (used) by financing activities	(9,948)	15,810

Effect of exchange rate changes on cash	245	250

Net increase in cash and cash equivalents	2,118	534

Cash and cash equivalents, beginning of period	3,617	2,808

Cash and cash equivalents, end of period	$5,735	$3,342

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

Note C – Seasonal Aspects

The results of operations for the nine month periods ended October 3, 2009 and October 4, 2008 are not necessarily indicative of the results to be expected for the full year.

Note D – Inventories

(All amounts in thousands)	October 3, 2009	October 4, 2008	December 27, 2008

Raw materials	$8,640	$10,406	$9,540
Work in progress	2,468	5,801	4,506
Finished goods	16,320	19,863	15,814

	$27,428	$36,070	$29,860

Note E – Notes Payable

On April 30, 2009 the Company signed a loan agreement with JP Morgan Chase Bank, N.A. (Chase) for a senior secured revolving credit facility in the maximum amount up to $50,000,000 and through Chase London Branch, as senior secured revolving credit facility in the maximum amount of 3,000,000 Euro upon certain terms and conditions. The credit facility has a maturity date of May 31, 2010. A portion of the credit facility not in excess of $3,500,000 is available for the issuance of commercial or standby letters of credit to be issued by Chase. In September 2009, the agreement was amended to extend the deadline for completion of certain post closing matters to October 30, 2009.

Note F – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, the Company has recorded the following changes in uncertain tax positions:

	Nine Months Ended

In Thousands	October 3, 2009	October 4, 2008

Beginning Balance	$954	$118
Additions for current year tax positions	7	38
Additions for prior year tax positions	291	1,081
Settlements	—	—
Reductions Settlements	—	—
Reductions for prior year tax positions	—	—

Ending Balance	$1,252	$1,237

Note G – Fair Values of Financial Instruments

Effective December 30, 2007, the Company adopted guidance now codified as FASB ASC 820 Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB ASC 820 has been applied prospectively as of the beginning of the year.

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

     Money Market Funds

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include money market funds. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FASB ASC 820 fair value hierarchy in which the fair value measurements fall at October 3, 2009:

		Fair Value Measurements Using

In thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money Market Funds	$2,739	$2,739	$—	$—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

     Cash and Cash Equivalents

Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity.

     Notes Payable and Long-term Debt

As of October 3, 2009, the Company does not have debt classified as long-term. The Company believes the carrying value of short-term debt adequately reflects the fair value of these instruments.

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 not previously disclosed at October 3, 2009 and October 4, 2008.

	October 3, 2009		October 4, 2008

In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$2,996	$2,996	$3,342	$3,342
Available-for-sale securities-mutual funds	$—	$—	$2,702	$2,702

Financial liabilities
Note payable and Long-term debt	$36,577	$36,577	$51,761	$51,761

Note H – Employee Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the three and nine months ended October 3, 2009 and pursuant to the 2008 Incentive Plan, the Company awarded 52,026 stock options and 54,103 restricted stock units to directors and 667,000 stock options to employees. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. The restricted stock units awarded to the directors vest after one year following the grant date. The stock options awarded to employees vest at the end of three years and are subject to forfeiture if on the vesting date the employee is not employed. Director stock options and restricted stock units are subject to forfeiture if on the vesting date the director no longer holds a position with the Company.

The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted and Monte Carlo techniques to determine the fair value of restricted stock units granted with market conditions attached to vesting.

During the three months and nine months ended October 3, 2009, the Company recognized stock based compensation expense of $158 thousand and $431 thousand, respectively. During the three months and nine months ended October 4, 2008, the Company recognized stock based compensation expense of $166 thousand and $613 thousand, respectively. At October 3, 2009 and October 4, 2008, respectively, there was $0.7 million and $1.2 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note I – Segment Information

	As of and for the Three Months Ended October 3, 2009

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$17,642	$8,716	$—	$26,358
Operating income (loss)	942	222	(552)	612
Net income (loss)	574	(133)	(171)	270

	As of and for the Nine Months Ended October 3, 2009

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$56,612	$30,345	$—	$86,957
Operating income (loss)	3,154	1,722	(3,520)	1,358
Net income (loss)	774	836	(1,413)	197
Total assets	$72,254	$41,499	$24,070	$137,823

	As of and for the Three Months Ended October 4, 2008

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$28,552	$12,245	$—	$40,797
Operating income (loss)	106	989	(1,013)	82
Net income (loss)	(185)	464	(1,644)	(1,365)

	As of and for the Nine Months Ended October 4, 2008

In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$75,282	$40,477	$—	$115,759
Operating income (loss)	(1,573)	3,116	(3,306)	(1,763)
Net income (loss)	(1,856)	1,710	(2,771)	(2,917)
Total assets	$92,757	$45,798	$23,253	$161,808

Note J – Dividend Payment

The Company has not declared a dividend to be paid in 2009.

Note K – Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended

All amounts in thousands	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008

Weighted average common shares outstanding	12,624	12,616	12,620	12,644
Dilutive effect of stock options and restricted stock units	385	30	163	32

Weighted average common shares outstanding, assuming dilution	13,009	12,646	12,783	12,676

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2009 and 2008 was 451,725 and 659,117, respectively.

Note L – New Accounting Standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended October 3, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008, that are of significance, or potential significance to the Company.

In April 2009, the FASB issued guidance now codified as FASB ASC 825, Financial Instruments, effective for interim and annual periods ending after June 15, 2009. The standard requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. The Company has applied the disclosure provisions as appropriate.

In April 2009, the FASB issued guidance now codified as FASB ASC 320, Investments – Debt and Equity Securities, which amends the other-than-temporary impairment guidance for debt and equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operation.

In May 2009, the FASB issued guidance now codified as FASB ASC 855, Subsequent Events, which establishes general statements of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operation.

Note M – Subsequent Events

Subsequent events have been evaluated through November 5, 2009 which is the date the financial statements were issued.

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

Overview

Escalade, Incorporated (“Escalade” or “Company”) manufactures and distributes products for two industries: Sporting Goods and Office Products. Within these industries the Company has successfully built a market presence in niche markets. This strategy is heavily dependent on expanding the customer base, barriers to entry, brand recognition and excellent customer service. A key strategic advantage is the Company’s established relationships with major customers that allow the Company to bring new products to the market in a cost effective manner while maintaining a diversified product line and wide customer base. In addition to strategic customer relations, the Company has over 80 years of manufacturing and import experience that enable it to be a low cost supplier.

Results of Operations

The Company’s operating income for the quarter and nine months ended October 3, 2009 was $612 thousand and $1,358 thousand, respectively, compared to operating income (loss) of $82 thousand and $(1,763) thousand for the same periods last year. Net revenue for the third quarter and nine months ended October 3, 2009 declined 35.4% and 24.9%, respectively, compared to same periods last year. Sporting Goods net revenues this quarter compared with same quarter last year was significantly affected by the lost placement of seasonal sales with Sears Holdings. Office Products sales experienced a further softening for the quarter from 26.3% decline in the prior quarter to 28.8% decline in the current quarter. Company expectations for the year are that combined net revenues will be approximately 25% below prior year.

The Company continues to achieve improved gross margins and lower selling, administrative and general expenses mainly due to facility consolidation in the Sporting Goods segment and Company-wide cost cutting measures implemented last year which have dramatically improved Company profits. Gross margin for the nine months ended October 3, 2009 is 30.7% compared with 26.1% for the same period last year.

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended

	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	70.4%	77.4%	69.3%	73.9%

Gross margin	29.6%	22.6%	30.7%	26.1%
Selling, administrative and general expenses	24.9%	20.9%	26.8%	26.0%
Amortization	2.4%	1.5%	2.3%	1.6%

Operating income (loss)	2.3%	0.2%	1.6%	(1.5)%

Consolidated Revenue and Gross Margin

Net revenue in the Sporting Goods business declined 38.2% and 24.8% for three and nine months ended October 3, 2009 respectively, compared to the same periods last year. The prior year third quarter results include sales of Gameroom products to Sears Holdings which is not repeated in 2009. Based on the year to date results and product placement information, the Company expects Sporting Goods sales to be approximately 25% lower in 2009 compared to 2008. The Company is continuing to identify and implement cost saving initiatives and to enhance product design to expand market share and to improve Company profits.

Compared to last year, Office Products net revenue declined 28.8% and 25.0% for the three and nine months ended October 3, 2009, respectively. Net revenues declined 25.9% in the United States and 24.2% in Europe for the first nine months of 2009. Excluding the effect of changes in foreign currency rates, year to date net revenues in Europe declined 21.5% compared with prior year. The Company expects net revenue declines for the Office Products segment for the remainder of 2009 to be approximately 25% lower than prior year.

The overall gross margin ratios for the third quarter and first nine months of fiscal 2009 were 7.0% and 4.6% higher, respectively, over the same periods last year due to favorable price variances and cost reductions and facility consolidations initiated in 2008 resulting in positive production cost variances.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) for the third quarter and nine months ended October 3, 2009 were down 22.9% and 22.6%, respectively, compared to the same periods last year. The variance is due mainly to decreases in variable compensation in relation to decreases in sales volume and the continued benefit of personnel reductions and facility consolidation initiated in 2008.

Provision for Income Taxes

The effective tax rate for the first nine months of 2009 for domestic operations was 42% compared with 38% for the same period last year. The increase results mainly from a valuation allowance for capital loss carryovers that are not expected to be realized. As a result of net losses in certain foreign countries where a tax benefit is not expected to be realized and an accrual for a proposed tax assessment in a foreign jurisdiction, the Company is reporting a provision for income tax as of the end of the third quarter of $480 thousand on pre-tax income of $1,025 thousand.

Financial Condition and Liquidity

The following schedule summarizes the Company’s total debt:

In thousands	October 3, 2009	October 4, 2008	December 27, 2008

Notes payable short-term	$36,577	$49,032	$46,525
Long-term debt	—	2,729	—

Total debt	$36,577	$51,761	$46,525

As a percentage of stockholders’ equity, total bank debt was 45%, 62% and 59% at October 3, 2009, October 4, 2008 and December 27, 2008, respectively.

During the first nine months of 2009, operations provided $11.5 million in cash primarily due to reductions in accounts receivable and inventory and income tax refunds.

The Company’s working capital requirements are funded from operating cash flows and revolving credit agreements with its primary bank. The Company’s relationship with its primary lending bank remains strong and the Company expects to have access to the same level of revolving credit that was available in 2008.

The Company is pursuing all viable offers of purchase or lease relating to the sale of its Reynosa facility which is marketed through a national broker. There have been no material changes to previously identified cost reduction measures.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2009.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Not Required.

Item 1A.	Not Required.

Item 2. (c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchased prior to 07/11/2009 under the current repurchase program.	982,916	$ 8.84	982,916	$ 2,273,939
Third quarter purchases:
07/12/2009 – 08/08/2009	None	None	No change	No change
08/09/2009 – 09/05/2009	None	None	No change	No change
09/06/2009 – 10/03/2009	None	None	No change	No change
Total share purchases under the current program	982,916	$ 8.84	982,916	$ 2,273,939

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. The repurchase plan has no termination date. There have been no share repurchases that were not part of a publicly announced program. In February 2008, the Board of Directors increased the remaining amount on this plan to its original level of $3,000,000. Although authorized by the Board, the Company has agreed to certain restrictions on the repurchase of shares as part of the April 30, 2009 Credit Agreement terms. There have been no share purchases since the second quarter of 2008.

Item 3	Not Required.

Item 4.	Not Required.

Item 5.	Other Information

In accordance with its April 30, 2009 credit agreement, the Company has satisfied all post-closing conditions required by its primary bank to be completed as of October 30, 2009. The Company and the bank have agreed that certain other post-closing deliveries will be made subsequently following request by the bank.

Item 6.	Exhibits

               Exhibits

Number	Description

10.1	Second Amendment dated as of September 30, 2009 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (1)

10.2	Third Amendment dated as of October 30, 2009 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

(1)	Incorporated by reference from the Company’s Form 8-K filed on September 30, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date:	November 5, 2009	/s/ Deborah Meinert

Vice President Finance and
Chief Financial Officer