Form 10-K
period 2009-12-26
ESCALADE INC
filed 2010-03-05
CIK 33488

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 26, 2009
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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐    No ☒

Aggregate market value of common stock held by nonaffiliates of the registrant as of July 11, 2009 based on the closing sale price as reported on the NASDAQ Global Market: $8,091,686

The number of shares of Registrant’s common stock (no par value) outstanding as of February 11, 2010: 12,682,759

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 30, 2010 are incorporated by reference into Part III of this Report.

Escalade, Incorporated and Subsidiaries

Part I

ITEM 1 — BUSINESS

General

Escalade, Incorporated (“Escalade” or “Company”) operates in two business segments: sporting goods and office products. Escalade and its predecessors have more than 80 years of manufacturing and selling experience in these two industries.

The following table presents the percentages contributed to Escalade’s net sales by each of its business segments:

	2009	2008	2007
Sporting goods	66%	66%	70%
Office products	34%	34%	30%
Total net sales	100%	100%	100%

For additional segment information, see Note 14 – Operating Segment and Geographic Information in the consolidated financial statements.

Sporting Goods

Headquartered in Evansville, Indiana, Escalade Sports manufactures and distributes widely recognized brands in family game room and outdoor sporting goods products through traditional department stores, mass merchandise retailers, and sporting goods specific retailers. Escalade is the world’s largest producer of table tennis tables. Some of the Company’s most recognized brands include:

Product Segment	Brand Names
Table Tennis	Ping-Pong®, STIGA®
Pool Tables and Accessories	Mizerak®, Mosconi®
Basketball Backboards and Goals	Goalrilla™, Goaliath®, Silverback®
Game Tables (Hockey and Soccer)	Harvard Game®, RhinoPlay®, Atomic®
Archery	Trophy Ridge®, Bear Archery®
Fitness	The STEP®, USWeight™
Play Systems	Woodplay®, Oasis™

Sears historically was one of Escalade Sports largest customers and accounted for 18% of total consolidated revenues in 2007. In 2008, the Company was unable to negotiate satisfactory terms for continued sales of table tennis and billiard tables. Sales to Sears in 2008, declined to 6% of total consolidated revenues. In 2009, the Company has one customer in the Sporting Goods group, Dick’s Sporting Goods, which accounted for 14.7% of total consolidated revenues.

Escalade Sports manufactures in the U.S.A. and Mexico and imports product from China, where the Company employs a number of contract manufacturers.

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

Martin Yale products include: data shredders, paper trimmers, paper folding machines, paper drills, collators, bursting machines, letter openers, and other office related products. Martin Yale brands include Martin Yale®, Premier®, Master®, Master View®, Mead Hatcher™, Intimus®, and Paper Monster®.

Martin Yale products are sold throughout office products retailers, wholesalers and catalog distributors. No single Martin Yale customer accounted for more than 10% of Office Product sales during 2009.

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

In order to meet customer needs, each operating segment conducts its own independent research and development efforts to design new products and enhance already existing products. On a consolidated basis, the Company incurred research and development costs of approximately $2.0 million, $2.3 million and $2.3 million in 2009, 2008 and 2007, respectively.

Competition

Escalade is subject to competition with various manufacturers in each product line produced or sold by Escalade. The Company is not aware of any other single company that is engaged in both the same industries as Escalade or that produces the same range of products as Escalade within such industries. Nonetheless, competition exists for many Escalade products within both the sporting goods and office product industries. Some competitors are larger and have substantially greater resources than the Company. Escalade believes that its long-term success depends on its ability to strengthen its relationship with existing customers, attract new customers and develop new products that satisfy the quality and price requirements of sporting goods and office product customers.

Licenses, Trademarks and Brand Names

The Company has an agreement and contract with Sweden Table Tennis AB for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA® for the United States and Canada. The company also owns several registered trademarks and brand names including but not limited to Ping-Pong®, Bear Archery®, Goalrilla™, The Step®, and Wood Play® which are used in the Sporting Goods business segment and Premier® and Intimus® which are used in the Office Products business segment.

Backlog and Seasonality

Sales are based primarily on standard purchase orders and in most cases orders are shipped within the same month received. Unshipped orders at the end of the fiscal year (backlog), were not material, and therefore not an indicator of future results. Consumer demand for sporting goods has typically been seasonal and driven by holiday season demand; however, increased diversity in product categories, such as playground and basketball, has helped the Company achieve more evenly distributed revenues. In 2009, 2008 and 2007, approximately 49%, 52% and 58%, respectively, of sporting goods sales came in the second half of the year. Demand for Office Products has not been seasonal and is not expected to be so in the future.

Employees

The number of employees at December 26, 2009 and December 27, 2008 for each business segment were as follows:

	2009	2008
Sporting Goods
USA	259	277
Mexico	104	206
Asia	8	8
	371	491
Office Products
USA	93	106
Europe	128	134
Asia	8	8
	229	248
Total	600	739

The I.U.E./C.W.A. (United Electrical Communication Workers of America, AFL-CIO) represents hourly rated employees at the Escalade Sports’ Evansville, Indiana distribution center. There are approximately 15 covered employees at December 26, 2009. A 3-year labor contract was negotiated and renewed in April 2009; the new agreement expires on April 30, 2012. Management believes it has satisfactory relations with its employees.

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

ITEM 1A — RISK FACTORS

Sales declined in 2009 and could continue to decline in 2010.

Overall sales in both sporting goods and office products declined in 2009 due mainly to consumer uncertainty generated by the poor economy in the United States and globally. Sales may further decline in 2010. Recovering or replacing these declining or lost sales will be a significant challenge. The Company cannot provide any assurance that it will be able to recover or replace all or any portion of these declining or lost sales.

Sales to Escalade Sports’ largest customer declined significantly in 2008 and in 2009 and sales to this customer continue to be reduced.

Sears historically was one of Escalade Sports largest customers and accounted for 18% of total consolidated revenues in 2007. In 2008, sales to Sears accounted for 6% of total consolidated revenues, representing a decline of 12% from prior year. Although Escalade Sports had been a preferred supplier of sporting goods products to Sears for more than 30 years and had won numerous awards from Sears for delivering outstanding products and services, the Company never had a long-term supplier contract with Sears. In 2008, Escalade Sports was unable to negotiate satisfactory terms for continued sales of table tennis and billiard tables, which products represented approximately 50% of total sales to Sears in 2007. The Company stopped supplying those products to Sears in the second half of 2008 and did not supply those products to Sears in 2009. Although the Company has achieved placement with other large mass-retail customers that will partially offset this lost business, it cannot provide any assurance that the Company will be able to recover or replace all of these declining or lost sales to Sears.

If the Company would lose significant customers in the future, the Company may have difficulty in replacing such lost revenues.

The Company has several large customers and historically has derived substantial revenues from those customers. The Company needs to continue to expand its customer base to minimize the effects of the loss of any single customer in the future. If sales to one or more significant customers would be lost or materially reduced, there can be no assurance that the Company will be able to replace such revenues, which losses could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Markets are highly competitive and the Company may not continue to compete successfully.

The market for sporting goods and office products is highly fragmented and intensely competitive. Escalade competes with a variety of regional, national and international manufacturers for customers, employees, products, services and other important aspects of the business. In sporting goods, the Company has historically sold a large percentage of our sporting goods products to mass merchandisers, and has increasingly attempted to expand sales to specialty retailer and dealer markets. Similarly, the Company has traditionally sold office products to office products retailers and specialty machine dealers. In addition to competition for sales into those distribution channels, vendors also must compete in sporting goods with large format sporting goods stores, traditional sporting goods stores and chains, warehouse clubs, discount stores and department stores, and in office products with office supply superstores, computer and electronics superstores, contract stationers, and others. Some of the current and potential competitors are larger than Escalade and have substantially greater financial resources that may be devoted to sourcing, promoting and selling their products, and may discount prices more heavily than the Company can afford.

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

Operating results have fluctuated from quarter to quarter in the past, and the Company expects that they will continue to do so in the future. Earnings may not recover to historical levels and may fall short of either a prior fiscal period or market expectations. Factors that could cause these quarterly fluctuations include the following: international, national and local general economic and market conditions; the size and growth of the overall sporting goods and office products markets; intense competition among manufacturers, marketers, distributors and sellers of products; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal demand for products; the size, timing and mix of purchases of products; fluctuations and difficulty in forecasting operating results; ability to sustain, manage or forecast growth and inventories; new product development and introduction; ability to secure and protect trademarks, patents and other intellectual property; performance and reliability of products; customer service; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation: exchange rates, import duties, tariffs, quotas and political and economic instability; changes in government regulations; any liability and other claims asserted against the Company; ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this Form 10-K and any other filings with the Securities and Exchange Commission.

The Company’s Senior Secured Revolving Credit Facility matures May 31, 2010 and the Company may be unable to renew or replace this financing.

The Company has significantly reduced the carrying value of its Credit Facilities from $46.5 million as of year-end 2008 to $27.6 million as of year-end 2009 and is and has been in compliance with all debt covenants under its Senior Secured Revolving Credit Facility which was signed April 2009. The Company has begun preliminary discussions regarding renewal of its Senior Secured Revolving Credit Facility and anticipates finalizing a renewal or replacement credit agreement by May 31, 2010, although there can be no assurances that such agreement will be entered into or, if completed, that it will be executed by the loan maturity date.

Operating results may be impacted by changes in the economy that impact business and consumer spending.

In general, sales depend on discretionary spending by consumers. A deterioration of current economic conditions such as that experienced in both the United States and the global economy in 2008 and 2009 adversely impacted sales in 2009 and a continuing economic downturn could result in further declines in revenues and impair growth in 2010. Severely negative economic conditions could greatly impair the ability and willingness of consumers to buy products. Operating results are directly impacted by the health of the North American, European and Asian economies. Business and financial performance may be adversely affected by current and future economic conditions, including unemployment levels, energy costs, interest rates, recession, inflation, the impact of natural disasters and terrorist activities, and other matters that influence business and consumer spending.

If the national and global financial crisis intensifies, potential disruptions in the credit markets may adversely affect business, including the availability and cost of short-term funds for liquidity requirements and ability to meet long-term commitments, which could adversely affect results of operations, cash flows and financial condition.

If internal funds are not available from operations we may be required to rely on the banking credit and equity markets to meet financial commitments and short-term liquidity needs. Even if the Company is able to successfully renew the credit facility as discussed above, disruptions in the capital and credit markets, as experienced during 2008 and 2009, could adversely affect its ability to borrow pursuant to the Credit Agreement with Chase or to borrow from other financial institutions. Access to funds under the Credit Agreement or pursuant to arrangements with other financial institutions is dependent on Chase’s or other financial institutions’ ability to meet funding commitments. Financial institutions, including Chase, may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience high volumes of borrowing requests from other borrowers within a short period of time.

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

Current financial conditions in the United States and globally may have significant effects on customers and suppliers that would result in material adverse effects on business, operating results and stock price.

Current financial conditions in the United States and globally and the concern that the worldwide economy may enter into a prolonged recessionary period may materially adversely affect customers’ access to capital or willingness to spend capital on products and/or their levels of cash liquidity with which to pay for products that they will order or have already ordered from the Company. In addition, current financial conditions may materially adversely affect suppliers’ access to capital and liquidity with which to maintain their inventories, production levels and/or product quality, could cause them to raise prices, lower production levels or result in their ceasing operations. Continuing adverse economic conditions in our markets would also likely negatively impact business, which could result in: (1) reduced demand for products; (2) increased price competition for products; (3) increased risk of excess or obsolete inventories; (4) increased risk of collectability of cash from customers; (5) increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; (6) reduced revenues and (7) higher operating costs as a percentage of revenues.

All of the foregoing potential consequences of current financial conditions are difficult to forecast and mitigate. As a consequence, operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of future results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on business, results of operations and financial condition and could adversely affect stock price.

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

The Company’s ability to improve profit margins is largely dependent on the success of on-going initiatives to streamline infrastructure, improve operational efficiency and reduction of administrative costs at every level of the Company. Failure to continue to implement these initiatives successfully, or the failure of such initiatives to result in improved profitability, could have a material adverse effect on liquidity, financial position and results of operations.

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

The Company has operations in Mexico, Europe and Asia.. Foreign operations encounter risks similar to those faced by U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, control over product quality and content, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions. The 2003 acquisition of Schleicher & Company, International AG in Germany and the Company’s business relationships in Asia have increased our exposure to these foreign operating risks, which could have an adverse impact on international income and worldwide profitability.

The Company could be adversely affected by changes in currency exchange rates and/or the value of the United States dollar.

The Company is exposed to risks related to the effects of changes in foreign currency exchange rates and the value of the United States dollar. Changes in currency exchange rates and the value of the United States dollar can have a significant impact on earnings from international operations. While the Company carefully watches fluctuations in currency exchange rates, these types of changes can have material adverse effects on business, results of operations and financial condition.

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

The Company began an integrated information systems evaluation process in the fourth quarter of 2007 which resulted in the selection of Oracle as its vendor. In 2008, the Company spent $6.6 million establishing the foundation and network for a system wide-roll out. The project experienced some delays and the system went live in the North American Office Products and one business entity within Sporting Goods in the beginning of 2009. In 2009, the Company has spent additional $0.8 million dollars. The Company is currently re-evaluating the global integrated information system to compare costs to fully implement and maintain this system with purchase and implementation costs and on-going maintenance fees of other integrated information systems. Should the Company decide to abandon the Oracle system, the remaining book value of the Oracle system of approximately $5.9 million ($3.9 million, net of tax) would be expensed over the estimated remaining economic life of the system. A decision regarding full implementation options has not been made. There can be no assurance the Company will have the necessary funds (estimated to be in excess of $2.0 million) or the staff to fully avail itself of the control features inherent in the system design. Without such utility, the Company management is faced with cumbersome and time consuming efforts to manually consolidate its financial information. Such inefficiencies and delays could cause sales and profit to decline and/or could affect relationships with key customers and/or suppliers.

The preparation of financial statements requires the use of estimates that may vary from actual results.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States and the other countries in which the Company does business requires management to make significant estimates that may affect financial statements. Due to the inherent nature of making estimates, actual results may vary substantially from such estimates, which could materially adversely affect our business, financial condition, and results of operations. For more information on our critical accounting estimates, please see the Critical Accounting Estimates section on page 23 of this Form 10-K.

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

The market price of our common stock is likely to be highly volatile as the stock market in general can be highly volatile.

The public trading of our common stock is based on many factors, which could cause fluctuation in the Company’s stock price. These factors may include, among other things:

●	General economic and market conditions;
●	Actual or anticipated variations in quarterly operating results;
●	Lack of research coverage by securities analysts;
●	If securities analysts provide coverage, our inability to meet or exceed securities analysts’ estimates or expectations;
●	Conditions or trends in our industries;
●	Changes in the market valuations of other companies in our industries;
●	Announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;
●	Capital commitments;
●	Additional or departures of key personnel;
●	Sales and repurchases of our common stock; and
●	The ability to maintain listing of the Company’s common stock on the NASDAQ Global Market.

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

Among the chief uncertainties facing the nation and the world and, as a result, the business, is the instability and conflict in the Middle East. Obviously, no one can predict with certainty what the overall economic impact will be as a result of these circumstances. Terrorist attacks may cause damage or disruption to the Company, employees, facilities and customers, which could significantly impact net sales, costs and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war and hostility may cause greater uncertainty and cause business to suffer in ways the Company currently cannot predict.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

At December 26, 2009, the Company operated from the following locations:

Location	Square Footage	Owned or Leased	Use

Sporting Goods
Evansville, Indiana, USA	359,000	Owned	Distribution; sales and marketing; administration
Olney, Illinois, USA	108,500	Leased	Manufacturing and distribution
Gainesville, Florida, USA	154,200	Owned	Manufacturing and distribution
Rosarito, Mexico	66,500	Owned	Manufacturing and distribution
Rosarito, Mexico	108,200	Leased	Manufacturing
Reynosa, Mexico	126,800	Owned	Idle
Raleigh, N. Carolina, USA	69,800	Leased	Manufacturing and distribution
Jacksonville, Florida, USA	18,000	Leased	Sales and marketing
Shanghai, China	650	Leased	Sales and sourcing

Office Products
Wabash, Indiana, USA	141,000	Owned	Manufacturing and distribution; sales and marketing; administration
Sanford, N. Carolina, USA	2,100	Leased	Sales and marketing
Markdorf, Germany	70,300	Owned	Manufacturing and distribution; sales and marketing; administration
Paris, France	1,335	Leased	Distribution; sales and marketing
Crawley, UK	8,300	Leased	Sales and marketing
Barcelona, Spain	8,600	Leased	Distribution; sales and marketing
Johannesburg, South Africa	4,800	Leased	Distribution; sales and marketing
Sollentuna, Sweden	1,400	Leased	Sales office
Beijing, China	1,400	Leased	Sales office

At the end of 2009, the Company has one idle facility. The Company completed the consolidation of the Mexican production facilities into the Rosarito, Mexico location in February 2009. The Reynosa facility is on the market to be sold; however, it has been classified as held for use in the Company’s financial statements. The Company believes that its facilities are in satisfactory and suitable condition for their respective operations. The Company also believes that it is in compliance with all applicable environmental regulations and is not subject to any proceeding by any federal, state or local authorities regarding such matters. The Company provides regular maintenance and service on its plants and machinery as required.

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

ITEM 4 — [RESERVED]

Part II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF SECURITIES

The Company’s common stock is traded under the symbol “ESCA” on the NASDAQ Global Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the NASDAQ Global Market:

Prices	High	Low
2009
Fourth quarter ended December 26, 2009	$3.07	$1.96
Third quarter ended October 3, 2009	3.44	0.72
Second quarter ended July 11, 2009	1.48	0.43
First quarter ended March 21, 2009	1.15	0.30

2008
Fourth quarter ended December 27, 2008	$2.54	$0.48
Third quarter ended October 4, 2008	5.40	2.51
Second quarter ended July 12, 2008	9.14	4.80
First quarter ended March 22, 2008	9.39	8.00

2007
Fourth quarter ended December 29, 2007	$9.90	$8.78
Third quarter ended October 6, 2007	9.95	8.06
Second quarter ended July 14, 2007	10.01	8.85
First quarter ended March 24, 2007	10.78	8.98

The closing market price on February 11, 2010 was $2.70 per share.

Depending on profitability and cash flows from operations, the Board of Directors issues annual dividends. Based on the Company’s 2008 and 2009 performance, the Board did not declare a dividend in 2009 and does not expect to declare a dividend in 2010. Dividends issued/declared during 2008 and 2007 are as follows:

Record Date	Payment Date	Amount per Common Share
March 9, 2007	March 16, 2007	$0.22
March 14, 2008	March 21, 2008	$0.25

There were approximately 198 holders of record of the Company’s Common Stock at February 11, 2010. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 937.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock with that of the cumulative total return on the NASDAQ US Stock Market Index and the NASDAQ Non-Financial Stocks Index for the five year period ended December 26, 2009. The following information is based on an investment of $100, on January 1, 2004, in the Company’s common stock, the NASDAQ US Stock Market Index and the NASDAQ Non-Financial Stocks Index, with dividends reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	2004	2005	2006	2007	2008	2009

Escalade Common Stock	100	89	83	72	6	20
NASDAQ US Stock Index	100	102	112	122	59	84
NASDAQ Non-Financial Stock Index	100	102	112	127	58	88

The above performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Shares purchases prior to 10/03/2009 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939

Fourth quarter purchases:
10/04/2009 – 10/31/2009	None	None	None	No Change
11/01/2009 – 11/28/2009	None	None	None	No Change
11/29/2009 – 12/26/2009	None	None	None	No Change

Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ITEM 6 — SELECTED FINANCIAL DATA
(In thousands, except per share data)

At and For Years Ended	December 26, 2009	December 27, 2008	December 29, 2007	December 30, 2006	December 31, 2005

Income Statement Data
Net sales
Sporting goods	$76,807	$98,039	$129,788	$136,733	$120,996
Office products	39,192	50,647	55,788	54,732	62,319
Total net sales	115,999	148,686	185,576	191,465	183,315

Net income (loss)	1,657	(7,496)	9,255	8,495	12,916

Weighted-average shares	12,632	12,684	12,901	13,012	13,055

Per Share Data
Basic earnings (loss) per share	$0.13	$(0.59)	$0.72	$0.65	$0.99
Cash dividends	$—	$0.25	$0.22	$0.20	$0.15

Balance Sheet Data
Working capital	9,688	4,842	31,442	33,125	42,350
Total assets	127,238	147,701	152,016	150,715	124,860
Short-term bank debt	27,644	46,525	13,033	10,336	1,066
Long-term bank debt	—	—	19,135	22,609	18,487
Total stockholders’ equity	82,764	78,790	91,742	85,715	76,623

Fiscal year 2009 was positively impacted by significant cost reductions and consolidation of certain manufacturing and distributions facilities.

Fiscal year 2008 was negatively impacted by loss of sales to Sears, a major sporting goods retailer, impairment of certain long-lived assets and a general economic downturn.

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

A majority of the Company’s products are in markets that are currently experiencing low growth rates. Where the Company enjoys a commanding market position, such as table tennis tables in the Sporting Goods segment and paper folding machines in the Office Products segment, revenue growth is expected to be roughly equal to general growth/decline in the economy. However, in markets that are fragmented and where the Company is not the dominant leader, such as archery in the Sporting Goods segment and data security shredders in the Office Products segment, the Company anticipates growth. To enhance internal growth, the Company has a strategy of acquiring companies or product lines that complement or expand the Company’s product lines. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing company structure. Management believes that key indicators in measuring the success of this strategy are revenue growth, earnings growth and the expansion of channels of distribution. The following table sets forth the annual percentage change in revenues and net income (loss) over the past three years:

	2009	2008	2007

Net revenue
Sporting Goods	-21.7%	-24.5%	-5.1%
Office Products	-22.6%	-9.2%	1.9%
Total	-22.0%	-19.9%	-3.1%

Net Income	122.1%	-181.0%	9.0%

Results of Operations

The following schedule sets forth certain consolidated statement of income data as a percentage of net revenue for the periods indicated:

	2009	2008	2007
Net revenue	100.0%	100.0%	100.0%
Cost of products sold	70.9%	75.4%	70.8%
Gross margin	29.1%	24.6%	29.2%
Selling, administrative and general expenses	25.4%	26.8%	20.8%
Impairment of assets	0.0%	1.8%	0.0%
Amortization	2.0%	1.5%	1.4%
Operating income (loss)	1.7%	-5.5%	7.0%

Consolidated Revenue and Gross Margin

Continued sales declines to mass market retail customers in the Sporting Goods business resulted in an overall decline of 21.7% in consolidated net revenues for 2009 compared to 2008. Declines in the specialty retail and dealer channels were similar to declines in the mass market retail customers. Revenues from the Office Products business decreased 22.6% in 2009 compared to 2008. Approximately 1% of the decline is due to changes in foreign exchange rates. The remaining decline is a result of general economic conditions and tightening of credit availability which has slowed customer spending.

The overall gross margin in 2009 increased in the Sporting Goods business in comparison to 2008 due to a combination of factors. Gross margin percentage for 2009 was 22.9% compared to 14.6% for 2008. The Company initiated various cost reduction measures in 2008 including the consolidation of the Company’s Mexican operations into one facility. This consolidation was completed in February 2009 and resulted in a reduction of the unfavorable manufacturing variances experienced in 2008. The overall gross margin in 2009 decreased in the Office Products business in comparison to 2008 to 41.3% compared to 43.8% in 2008 as a result of lower sales volume which generated under absorbed factory variances.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) were $29.5 million in 2009 compared to $39.9 million in 2008, a decrease of $10.4 million or 26%. In 2008 and 2009, the Company implemented many costs saving initiatives including the reduction of staff by approximately 20%, the voluntary reduction of officer and director salaries by 10% and other cost saving initiatives from which the effect was realized in 2009.

Other Income

Other income increased in 2009 compared to 2008. In 2008, the Company realized a loss on the sale of third-party equity securities and recognized impairment on remaining securities which combined totaled approximately $1.4 million. In 2009, the Company sold its remaining equity securities and recognized approximately $0.4 million gain; a partial recovery of the previously recorded impairment. Income from equity investments increased approximately $0.5 to $1.6 million in 2009 compared with 2008.

Provision for Income Taxes

The effective income tax rate in 2009 was lower relative to 2008 primarily due to a reduced tax benefit in 2008 resulting from state net operating losses generated in 2008 for which the Company does not expect to be able to utilize. . The effective tax rate for 2009 was 36.4% compared to (26.4%) and 34.9% in 2008 and 2007 respectively. The Company expects its future effective tax rates to approximate the effective tax rate achieved in 2009.

Sporting Goods

Net sales, operating income (loss), and net income (loss) for the Sporting Goods business segment for the three years ended December 26, 2009 were as follows:

In Thousands	2009	2008	2007

Net Revenue	$76,807	$98,039	$129,788
Operating income (loss)	4,610	(6,250)	7,745
Net income (loss)	1,273	(5,428)	5,341

Net revenue declined 21.7% in 2009 compared to 2008. Sales to the Company’s mass market retail customers declined roughly 22% in 2009 compared to 2008 and reflect the same two factors as in the previous year; a general slowdown in the US economy which is adversely affecting mass retailers in general and a continued industry wide decline in consumer demand for game tables. The Company continues to aggressively pursue opportunities with its mass market retail customers, but 2010 sales to this channel are expected to be comparable to 2009. To improve this trend, the Company continues to pursue a strategy of expanding certain product offerings and distribution through specialty retailers and dealers. Sales to these channels now comprise 46% of total revenues compared to 45% and 38% for 2008 and 2007, respectively. Anticipated sales in the specialty retail and distributor channels are expected to remain relatively stable in 2010. Consequently, the Company anticipates total 2010 sales for the Sporting Goods segment to be comparable to 2009.

Sales in 2008 were lower than 2007 due primarily to a reduction in sales to the Sears.

The gross margin ratio in 2009 increased 56.9% compared to 2008 due to aggressive cost reduction measures and facility consolidation. As a result, operating income as a percentage of net revenue increased to 6.0% in 2009 compared to a loss of 6.4% in 2008. Management anticipates operating income to slightly increase in 2010 as 2009 personnel reductions and facility consolidations are fully realized.

Net income for 2009 increased from 2008 due primarily to realization of cost cutting measures and improved gross margins and the nonrecurring impact of the Company’s long-lived asset impairment adjustments in 2008.

Office Products

Net sales, operating income, and net income for the Office Products business segment for the three years ended December 26, 2009 were as follows:

In Thousands	2009	2008	2007

Net Sales	$39,192	$50,647	$55,788
Operating income	1,780	3,930	8,809
Net income	1,077	1,835	5,617

Sales in the Office Products business decreased 22.6% in 2009 compared to 2008 primarily due to the worsening of the U.S. economy and economic problems in Southern Europe and Russian countries. Management anticipates a return of revenues from office product retailers as the economy stabilizes. The Company has widened its product range and offered new product launches to improve its opportunities.

Excluding the effect of changing foreign exchange rates, 2008 sales were down 9.2% from 2007.

Profitability in the Office Products segment decreased in 2009 as evidenced by the ratio of operating income to net sales which decreased to 4.6% in 2009 compared with 7.8% in 2008. The primary reasons for this decline in profitability are under absorbed factory variances due to low sales and changes in product mix, an increasingly competitive environment, and foreign exchange rate fluctuations. Management anticipates operating income to increase in 2010 due to a broadening of the product portfolio and full year realization of 2009 personnel reductions and cost cutting measures.

Financial Condition and Liquidity

The current ratio, a basic measure of liquidity (current assets divided by current liabilities), increased to 1.2 times in 2009 from 1.1 times in 2008. Total accounts receivable at the end of 2009 are down as a direct result of lower sales volume. Inventories are down at the end of 2009 as a result of a lower sales volume, but more directly due to increased inventory management efforts.

The Company’s generation of cash was principally a result of increased profits resulting from cost reduction measures implemented by management, a reduction in accounts receivable and inventory and realization of income tax receivables generated by 2008 loss carrybacks. The Company paid no dividend in 2009. The Company also received $1.6 million in net proceeds from the sale of third-party equity securities. The result of these factors allowed the Company to reduce borrowings at year end by $18.9 million which lowered total bank debt as a percent of stockholders equity from 59% in 2008 to 33% in 2009.

In 2010, the Company expects capital expenditures to be approximately $2.0 million unless the Company resumes implementation of an integrated information system, which would require additional capital expenditures. The costs and timing of resuming this project is currently being evaluated. Should the Company decide to abandon the Oracle system, the remaining book value of the Oracle system of approximately $5.9 million ($3.9 million, net of tax) would be expensed over the estimated remaining economic life of the system.

The Company’s working capital requirements are primarily funded through cash flows from operations and revolving credit agreements with its bank. During 2009, the Company’s maximum borrowings under its primary revolving credit lines totaled $48.8 compared to $54.8 million in 2008. Notes payable as of the end of fiscal 2009 was at $27.6 million compared with $46.5 million at the end of fiscal 2008. The overall effective interest rate in 2009 was 4.4% which was slightly higher than the effective rate of 4.1% in 2008. As discussed in Part I, Item 1A – Risk Factors, the Company’s Credit Agreement with JPMorgan Chase Bank, N.A. matures as of May 31, 2010 and the Company has begun discussion with its lender to extend this Agreement.

The Company has a long standing relationship with its lender and has met all financial covenants under the new agreement which was effective April 30, 2009. The Company has taken significant actions to preserve cash, increase liquidity and position it to operate in very difficult economic conditions. Specifically, the Company has consolidated three manufacturing plants into one thus eliminating the burdens of excess capacity that negatively affected 2008. It has increased prices, reduced head counts, reduced officer and director salaries, and implemented other overall expense savings. As a result, the Company lowered its bank debt in 2009 by approximately $19 million. The Company operates in an industry which has been adversely affected by the current economic conditions.

The Company expects its sales levels for fiscal year 2010 to be similar to or slightly above those experienced in 2009. The Company believes that cash generated from its projected 2010 operations, the potential sale of its Reynosa facility, additional income tax refunds and the commitment of borrowings from its primary lender will provide it with sufficient cash flows for its operations.

It is possible that if the current economic conditions continue to deteriorate, this could have further adverse effects on the Company’s ability to operate profitably during fiscal year 2010. To the extent that occurs, management intends to continue to make cost reductions and to continue realigning its infrastructure in an effort to match the Company’s overhead and cost structure with the sales level dictated by current market conditions. Although not currently planned, realization of assets in other than the ordinary course of business in order to meet liquidity needs could incur losses not reflected in these financial statements.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under the sub-heading “New Accounting Pronouncements” beginning on page 42.

Off Balance Sheet Financing Arrangements

The Company has no financing arrangements that are not recorded on the Company’s balance sheet.

Contractual Obligations

The following schedule summarizes the Company’s contractual obligations as of December 26, 2009:

Amounts in thousands	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Debt	$27,644	$27,644	$—	$—	$—
Future interest payments (1)	1,839	1,839	—	—	—
Operating Leases	1,851	1,068	711	72	—
Minimum payments under royalty and license agreements	1,875	350	800	725	—
Total	$33,274	$30,966	$1,511	$797	$—

Notes:
(1) Assumes that the Company will not increase borrowings under its long-term credit agreements and that the effective interest rate experienced in 2009 of 4.4% will continue for the life of the agreements.

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

Inventory Valuation Reserves
The Company evaluates inventory for obsolescence and excess quantities based on demand forecasts over specified time frames, usually one year. The demand forecast is based on historical usage, sales forecasts and current as well as anticipated market conditions. All amounts in excess of the demand forecast are deemed to be potentially excess or obsolete and a reserve is established based on the anticipated net realizable value. To the extent that demand forecasts are greater than actual demand and the Company fails to reduce manufacturing output accordingly, the Company could be required to record additional inventory reserves which would have a negative impact on gross margin.

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

Catalog Allowances
A number of large office supply dealers operate through catalogs distributed to businesses globally. Product content is decided by the dealer each time a new catalog is issued; typically once a year. Catalog allowances are required by the dealer as an inducement to include the Company’s products. The allowance is based on a fixed cost per page and/or a percentage of purchases by the dealer. The fixed portion of the allowance is often paid when the catalog is distributed and is recognized when incurred and the variable portion is accrued based on dealer purchases and historical trends. Catalog allowances are recorded as a reduction in sales. To the extent that actual catalog costs exceed the estimated costs associated with variable agreement provisions, additional catalog allowances would be required which would negatively impact net revenues.

Impairment of Goodwill
The Company annually tests as of the last day of its fiscal year for impairment of goodwill in accordance with guidance in FASB ASC 805, Business Combinations. With the assistance of an external valuation specialist, management determined the assumptions and inputs utilized in the evaluation of the fair value of the Company’s three separate reporting units, discussed below. The first phase of the goodwill impairment test requires that the fair value of the applicable reporting unit be compared with its recorded value. The Company establishes fair value by using a combination of a market approach and an income approach. The market approach uses the guideline-companies method to estimate the fair value of a reporting unit based on reported sales of publicly-held entities engaged in the same or a similar business as the reporting unit. The income approach uses the discounted cash flow method to estimate the fair value of a reporting unit by calculating the present value of the expected future cash flows of the reporting unit. The discount rate is based on a weighted average cost of capital determined using publicly-available interest rate information on the valuation date and data regarding equity, size and country-specific risk premiums/decrements compiled and published by a commercial source. The Company uses assumptions about expected future operating performance in determining estimates of those cash flows, which may differ from actual cash flows. The market approach is weighted 25% and the income approach is weighted 75% to arrive at the final fair value determination. The methodology used in 2009 is consistent with that used previously.

If the recorded value of net assets of a reporting unit is less than the determined fair value, management performs a phase-two analysis that allocates the fair value of the reporting unit calculated in phase one to the specific tangible and intangible assets and liabilities of the reporting unit and results in an implied fair value of goodwill. Goodwill is reduced by any shortfall of implied goodwill to its current carrying value.

The Company has three reporting units that require separate goodwill impairment analysis. Those reporting units are Escalade Sports, Martin Yale North America and Martin Yale Europe. Significant assumptions and inputs used in each of the reporting units goodwill impairment testing are as follows:

Escalade Sports – The discount rate used in the 2009 discounted cash flow calculation was 13.0% compared to 11.5% for 2008. Projected revenues and costs for 2010 and beyond reflected the Company’s best view of the current global economic situation, demand for existing products, the status of new products and product improvements, and the projected cost of raw materials and manufacturing that are deemed material in projecting future outcomes.

Martin Yale North America – The discount rate used in the 2009 discounted cash flow calculation was 12% compared to 10% for 2008. Projected revenues and costs for 2010 and beyond reflected the Company’s best view of the current global economic situation, demand for existing products, the status of new products and product improvements, and the projected cost of raw materials and manufacturing that are deemed material in projecting future outcomes.

Martin Yale Europe – The discount rate used in the 2009 discounted cash flow calculation was 11% compared to 10% for 2008. Projected revenues and costs for 2010 and beyond reflected the Company’s best view of the current global economic situation, demand for existing products, the status of new products and product improvements, and the projected cost of raw materials and manufacturing that are deemed material in projecting future outcomes.

The Company’s testing determined that goodwill of each reporting unit was not impaired. Of the total recorded goodwill of $26,215 at December 26, 2009, $12,017 was allocated to the Escalade Sports reporting unit; $4,888 was allocated to the Martin Yale North America reporting unit; and $9,310 was allocated to the Martin Yale Europe reporting unit. Based on the results of the impairment tests, the fair value of reporting unit invested capital exceeded the carrying value of reporting unit invested capital by approximately 150%, 22%, and 14% for the Escalade Sports, Martin Yale North America and Martin Yale Europe reporting units, respectively, as of December 26, 2009. Continued protracted declines in future cash flows as well as adverse economic conditions could have a negative effect on fair value of each reporting unit.

At December 26, 2009 and December 27, 2008, the market capitalization of the Company was approximately 35% and 9% of the carrying amount of its equity, respectively. Management believes that the market capitalization is not a good approximation of the fair value of the Company because (1) the stock is thinly traded, (2) almost half of the outstanding stock is held by officers, directors, and their affiliates and experiences very little trading activity, and (3) the stocks of companies in the industries in which the Company operates have been priced at highly depressed levels for more than two years as a result of the prolonged economic downturn.

Long Lived Assets
The company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. The fair value of certain assets was determined based on the “held for use” classification at year end. The Company may incur additional impairment charges or losses on divestitures of these assets being classified as “held for use.”

During 2008, the Company made the decision to consolidate Mexican operations into its Rosarito, Mexico facility. Production at the Reynosa, Mexico facility ceased at the end of February 2009. During 2008, the Company’s Sporting Goods segment recognized an impairment loss of $2.6 million and classified this asset as “held for sale.” Since the Company was unable to execute a sale of this facility within twelve months, as of December 26, 2009, the cost of the facility has been re-classified as “held for use” and the Company has resumed depreciating the facility costs although the Reynosa facility is currently on the market to be sold.

Equity Method Investments
The Company has minority equity positions in companies strategically related to the Company’s business, but does not have control over these companies. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income (loss) is recorded in other income on the consolidated statements of operations. The proportionate share of net income was $1,598 thousand, $1,054 thousand and $1,354 thousand in 2009, 2008 and 2007, respectively. Total cash dividends received from these equity investments amounted to $32 thousand, $49 thousand, and $39 thousand in 2009, 2008 and 2007, respectively. The Company considers whether the fair values of any of its equity investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value. The Company believes that there were no adverse events or changes in circumstances that would indicate a decline in carrying value; therefore, the Company determined that no impairment was indicated for the year ended December 26, 2009.

Effect of Inflation

The Company cannot accurately determine the precise effects of inflation. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expenses; improving manufacturing technologies; and redesigning products to keep these costs under control.

Capital Expenditures

As of December 26, 2009, the Company had no material commitments for capital expenditures. However, in the first quarter of 2008, the Company initiated a project to implement a global integrated information system. In 2008, the Company spent $6.6 million related to this project. The Company went live with the install at its North American Office Products business entity and one division of the Sporting Goods business entity. During 2009, the Company spent an additional $0.8 million relative to the install at each of these entities. At this point, the Company has suspended further implementation until it has had sufficient time to evaluate the results of what has been installed. If the decision is made to recommence the install schedule, the Company believes it will need to spend an additional $2.0 million to complete the hardware and software system integration. Should the Company decide to abandon the Oracle system, the remaining book value of the Oracle system of approximately $5.9 million ($3.9 million, net of tax) would be expensed over the estimated remaining economic life of the system.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. The Company attempts to minimize these risks through regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. During fiscal 2009, there were no derivates in use. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

Interest Rates
The Company’s exposure to market-rate risk for changes in interest rates relates primarily to its revolving variable rate bank debt which is based on both LIBOR and EURIBOR interest rates. A hypothetical 1% or 100 basis point change in interest rates would not have a significant effect on our consolidated financial position or results of operation.

Foreign Currency
The Company conducts business in various countries around the world and is therefore subject to risks associated with fluctuating foreign exchange rates. Approximately 18% of consolidated revenue is derived from sales outside of the U.S. This revenue is generated from the operations of the Company’s subsidiaries in their respective countries and surrounding geographic areas and is primarily denominated in each subsidiary’s local functional currency. These subsidiaries incur most of their expenses (other than inter-company expenses) in their local functional currency and include the Euro, Great Britain Pound Sterling, South Africa Rand, Swedish Krona, Mexican Peso and Chinese Yuan.

The geographic areas outside the United States in which the Company operates are generally not considered to be highly inflationary. Nonetheless, the Company’s foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain inter-company transactions that are denominated in currencies other than the respective functional currency. Operating results as well as assets and liabilities are also subject to the effect of foreign currency translation when the operating results, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. The unrealized effect of foreign currency translation in 2009 resulted in a $1.6 million gain that was recorded in stockholders’ equity as other comprehensive income, compared to a $2.3 million loss that was recorded in stockholders’ equity as other comprehensive income (loss) in 2008 and a $2.3 million gain in 2007. At December 26, 2009, a hypothetical change of 10% in foreign currency exchange rates would cause a $3.2 million change to stockholders’ equity on our consolidated balance sheet and a $60,000 change to net income in our consolidated statement of operations.

The Company and its subsidiaries conduct substantially all their business in their respective functional currencies to avoid the effects of cross-border transactions. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs such as matching assets and liabilities in the same currency. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. The Company has evaluated the use of currency exchange hedging financial instruments but has determined that it would not use such instruments under the current circumstances. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. A hypothetical adverse change of 20% would have resulted in a decline of 3.4% in net revenues and a 7.1% decrease in net income in 2009.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Item 8 are set forth in Part IV, Item 15.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T)  — CONTROLS AND PROCEDURES

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

The management of Escalade assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that, as of December 26, 2009, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2009. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers is contained in the registrant’s Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 30, 2010 under the captions “Certain Beneficial Owners,” “Election of Directors,” “Executive Officers of the Registrant,” “Board of Directors, Its Committees, Meetings and Functions,” and “Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11 — EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant’s Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 30, 2010 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appears under the caption “Report of Compensation Committee” is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 30, 2010 under the captions “Certain Beneficial Owners” and “Election of Directors” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders (1)	842,600	$3.45	1,123,034
Equity compensation plans not approved by security holders	—	—	—
Total	842,600		1,123,034

(1) These plans include the Company’s 1997 Incentive Stock Option Plan, the 1997 Director Stock Option Plan, the Escalade, Incorporated 2007 Incentive Plan and a special grant of 10,000 options to Directors approved at the 2006 annual shareholders meeting.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 407(a) of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on April 30, 2010 under the captions “Election of Directors” and “Board of Directors, Its Committees, Meetings and Functions” and is incorporated herein by reference. The information required by Item 404 of Regulation S-K is: None.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 30, 2010 under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

Part IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as a part of this report:

(1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated financial statements of Escalade, Incorporated and subsidiaries:
Consolidated balance sheets—December 26, 2009 and December 27, 2008
Consolidated statements of operations—fiscal years ended December 26, 2009, December 27, 2008, and December 29, 2007
Consolidated statements of stockholders’ equity—fiscal years ended December 26, 2009, December 27, 2008, and December 29, 2007
Consolidated statements of cash flows—fiscal years ended December 26, 2009, December 27, 2008, and December 29, 2007
Notes to consolidated financial statements

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(3)	Exhibits
	3.1	Articles of incorporation of Escalade, Incorporated (a)
	3.2	By-Laws of Escalade, Incorporated (a)
	4.1	Form of Escalade, Incorporated’s common stock certificate (a)
	10.1	Licensing agreement between Sweden Table Tennis AB and Indian Industries, Inc. dated January 1, 1995 (c)
	10.2	Credit Agreement dated as of April 30, 2009 among Escalade, Incorporated and JPMorgan Chase Bank, N.A. (without exhibits and schedules, which Escalade has determined are not material) (j)
10.3
Pledge and Security Agreement dated as of April 30, 2009 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (without exhibits and schedules, which Escalade has determined are not material) (j)

	10.4	Form of Pledge and Security Agreement dated as of April 30, 2009 with JPMorgan Chase Bank, N.A. (j) (k)
	10.5	Form of Unlimited Continuing Guaranty dated as of April 30, 2009 in favor of JPMorgan Chase Bank, N.A. (j) (k)
	10.6	First Amendment dated as of July 29, 2009 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (l)
	10.7	Second Amendment dated as of September 30, 2009 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (m)
	10.8	Third Amendment dated as of October 30, 2009 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (n)
	10.9	Loan Agreement dated September 1, 1998 between Martin Yale Industries, Inc. and City of Wabash, Indiana (e)
10.10
Trust Indenture between the City of Wabash, Indiana and Bank One Trust Company, NA as Trustee dated September 1, 1998 relating to the Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1998 (Martin Yale Industries, Inc. Project) (e)

	10.11	Fourth Amendment dated as of March 1, 2010 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (o)

(4)	Executive Compensation Plans and Arrangements
	10.12	The Harvard Sports/Indian Industries, Inc. 401(k) Plan as amended and merged in 1993 (b)
	10.13	Martin Yale Industries, Inc. 401(k) Retirement Plan as amended in 1993 (b)
	10.14	Incentive Compensation Plan for Escalade, Incorporated and its subsidiaries (a)
	10.15	Example of contributory deferred compensation agreement between Escalade, Incorporated and certain management employees allowing for deferral of compensation (a)
	10.16	1997 Director Stock Compensation and Option Plan (d)
	10.17	1997 Incentive Stock Option Plan (d)
	10.18	1997 Director Stock Compensation and Option Plan Certificate (f)
	10.19	1997 Incentive Stock Option Plan Certificate (f)
	10.20	Escalade, Incorporated 2007 Incentive Plan, incorporated by reference herein from Annex 1 to the Registrant’s 2007 Definitive Proxy Statement. (g)
	10.21	Employment offer letter dated July 23, 2007 between Robert Keller and Escalade, Inc. (h)
	10.22	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants pursuant to the Escalade Incorporated 2007 Incentive Plan. (i)
	10.23	Escalade, Incorporated schedule of Directors Compensation
	10.24	Escalade, Incorporated schedule of Executive Officers Compensation
	10.25	Form of Stock Option Award Agreement utilized in Stock Option grants to employees pursuant to the Escalade, Incorporated 2007 Incentive Plan
	10.26	Form of Stock Option Award Agreement utilized in Stock Option grants to Directors pursuant to the Escalade, Incorporated 2007 Incentive Plan

	21	Subsidiaries of the Registrant
	23.1	Consent of BKD, LLP
	23.2	Consent of FALK GmbH & Co KG
	31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
	31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
	32.1	Chief Executive Officer Section 1350 Certification
	32.2	Chief Financial Officer Section 1350 Certification

(a)	Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q
(b)	Incorporated by reference from the Company’s 1993 Annual Report on Form 10-K
(c)	Incorporated by reference from the Company’s 1995 Annual Report on Form 10-K
(d)	Incorporated by reference from the Company’s 1997 Proxy Statement
(e)	Incorporated by reference from the Company’s 1998 Third Quarter Report on Form 10-Q
(f)	Incorporated by reference from the Company’s 2004 Annual Report on Form 10-K
(g)	Incorporated by reference from the Company’s 2007 Second Quarter Report on Form 10-Q
(h)	Incorporated by reference from the Company’s 2007 Third Quarter Report on Form 10-Q
(i)	Incorporated by reference from the Company’s Form 8-K filed on February 29, 2008
(j)	Incorporated by reference from the Company’s Form 8-K filed on May 6, 2009
(k)
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

(l)	Incorporated by reference from the Company’s Form 8-K filed on July 30, 2009
(m)	Incorporated by reference from the Company’s Form 8-K filed on September 30, 2009
(n)	Incorporated by reference from the Company’s 2009 Third Quarter Report on Form 10-Q
(o)	Incorporated by reference from the Company’s Form 8-K filed on March 2, 2010

Escalade, Incorporated and Subsidiaries

Index to Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants’ Reports are submitted herewith:

Reports of Independent Registered Public Accounting Firms

Audit Committee, Board of Directors and Stockholders
Escalade, Incorporated
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated (Company) as of December 26, 2009, and December 27, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 26, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2009, 2008 and 2007 consolidated financial statements of Martin Yale International, GmbH, a wholly owned subsidiary, which consolidated statements reflect total assets of $17,061, $20,347 and $22,944 and net sales of $20,532, $26,991 and $30,943 (dollars in thousands) for 2009, 2008 and 2007, respectively, included in the related consolidated financial statement amounts as of and for the years ended December 26, 2009, December 27, 2008, and December 29, 2007. Those consolidated statements were audited by other accountants, whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for Martin Yale International, GmbH, is based solely on the reports of the other accountants.

Our audits also included auditing the adjustments to convert the financial statements of Martin Yale International, GmbH into accounting principles generally accepted in the United States of America for purposes of consolidation.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting for 2009 and 2008. Our 2009 and 2008 audits of the consolidated financial statements included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other accountants provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other accountants, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 26, 2009, and December 27, 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 26, 2009, in conformity with accounting principles generally accepted in the United States of America.

Evansville, Indiana
March 5, 2010

FALK & Co

Reports of Independent Registered Public Accounting Firms

To the Stockholders and Board of Directors of
Martin Yale International GmbH,
Markdorf/Germany

We have audited the accompanying balance sheet of Martin Yale International GmbH, Markdorf/Germany (the Company) as of December 31, 2009 and December 31, 2008 and the related statement of income for each of the three years in the three-year period ended December 31, 2009. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and December 31, 2008 and the result of its operations for each of the three years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in Germany.

/s/ FALK GmbH & Co KG
Wirtschaftsprüfungsgesellschaft
Steuerberatungsgesellschaft

Heidelberg/Germany,
March 5, 2010

Escalade, Incorporated and Subsidiaries
Consolidated Balance Sheets

All Amounts in Thousands Except Share Information	December 26, 2009	December 27, 2008

Assets
Current assets
Cash and cash equivalents	$3,039	$3,617
Time deposits	750	—
Receivables, less allowances of $1,485 and $1,114	23,488	27,178
Inventories	20,905	29,860
Prepaid expenses	1,617	1,254
Assets held for sale	—	3,325
Deferred income tax benefit	1,999	2,015
Prepaid income tax	1,138	5,327
Total current assets	52,936	72,576

Property, plant and equipment, net	21,493	20,209
Intangible assets	17,181	19,153
Goodwill	26,215	25,811
Investments	9,156	8,129
Deferred income tax benefit	—	723
Other assets	257	1,100
Total assets	$127,238	$147,701

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable—bank	$27,644	$46,525
Trade accounts payable	1,578	3,272
Accrued liabilities	12,738	16,698
Deferred compensation	1,288	—
Income tax payable	—	1,239
Total current liabilities	43,248	67,734

Deferred income tax liability	1,226	—
Deferred compensation	—	1,177
Total liabilities	44,474	68,911

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock
Authorized: 1,000,000 shares, no par value, none issued
Common stock
Authorized: 30,000,000 shares, no par value Issued and outstanding: 2009 —12,656,737 shares, 2008 —12,616,042 shares	12,657	12,616
Retained earnings	65,341	63,050
Accumulated other comprehensive income	4,766	3,124
Total stockholders’ equity	82,764	78,790
Total liabilities and stockholders’ equity	$127,238	$147,701

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries
Consolidated Statements of Operations

	Years Ended
All Amounts in Thousands Except Per Share Data	December 26, 2009	December 27, 2008	December 29, 2007

Net Sales	$115,999	$148,686	$185,576

Costs, Expenses and Other Income
Cost of products sold	82,250	112,138	131,389
Selling, administrative and general expenses	29,484	39,883	38,462
Long-lived asset impairment charges	—	2,623	—
Amortization	2,265	2,163	2,657

Operating Income (Loss)	2,000	(8,121)	13,068

Interest expense	(1,665)	(2,025)	(2,837)
Other income (expense)	2,270	(34)	3,991

Income (Loss) Before Income Taxes (Benefit)	2,605	(10,180)	14,222

Provision (Benefit) for Income Taxes	948	(2,684)	4,967

Net Income (Loss)	$1,657	$(7,496)	$9,255

Earnings (Loss) Per Share Data
Basic earnings (loss) per share	$0.13	$(0.59)	$0.72
Diluted earnings (loss) per share	$0.13	$(0.59)	$0.72

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries
Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
All Amounts in Thousands	Shares	Amount	Earnings	Income	Total

Balances at December 30, 2006	13,039	$13,039	$69,194	$3,482	$85,715

Comprehensive income
Net income			9,255		9,255
Unrealized gain on securities, net of tax				128	128
Foreign currency translation adjustment				2,333	2,333
Unrealized loss on interest rate swap agreement, net of tax				(120)	(120)
Total comprehensive income					11,596

Adjustment to initially apply FASB ASC 740 interpretation			(265)		(265)
Expense of stock options			680		680
Exercise of stock options	18	18	122		140
Dividend paid			(2,866)		(2,866)
Stock issued under the director stock option plan	15	15	128		143
Purchase of stock	(399)	(399)	(3,002)		(3,401)

Balances at December 29, 2007	12,673	12,673	73,246	5,823	91,742

Comprehensive income (loss)
Net income (loss)			(7,496)		(7,496)
Foreign currency translation adjustment				(2,344)	(2,344)
Unrealized loss on interest rate swap agreement, net of tax				(35)	(35)
Realization of previously unrealized gains and losses on securities, net of tax				(320)	(320)
Total comprehensive income (loss)					(10,195)

Expense of stock options			910		910
Exercise of stock options	45	45	268		313
Dividend paid			(3,174)		(3,174)
Stock issued to directors as compensation	10	10	104		114
Purchase of stock	(112)	(112)	(808)		(920)

Balances at December 27, 2008	12,616	12,616	63,050	3,124	78,790

Comprehensive income
Net income			1,657		1,657
Foreign currency translation adjustment				1,642	1,642
Total comprehensive income					3,299

Expense of stock options			588		588
Settlement of restricted stock units	7	7	(7)		—
Stock issued to directors as compensation	34	34	53		87

Balances at December 26, 2009	12,657	$12,657	$65,341	$4,766	$82,764

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
All Amounts in Thousands	December 26, 2009	December 27, 2008	December 29, 2007
Operating Activities
Net income (loss)	$1,657	$(7,496)	$9,255
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,965	5,539	6,044
Long-lived asset impairment charges	—	2,623	—
Available for sale securities impairment charges	—	884	—
Provision for doubtful accounts	362	525	509
Stock option expense	641	910	680
Deferred income taxes	2,175	(1,488)	284
Provision for deferred compensation	110	101	92
Deferred compensation paid	—	—	(62)
(Gain) loss on disposals of assets	(408)	731	(57)

Changes in
Accounts receivable	3,661	3,028	3,258
Inventories	9,059	2,639	1,091
Prepaids	210	(1,715)	(1,207)
Other assets	(2,101)	2,450	(1,036)
Income tax payable	2,739	(4,225)	1,106
Accounts payable and accrued expenses	(5,757)	(6,418)	(5,646)
Net cash provided by (used in) operating activities	18,313	(1,912)	14,311

Investing Activities
Change in cash surrender value, net of loans and premiums	—	—	12
Purchase of property and equipment	(1,894)	(9,484)	(2,387)
Purchase of short-term time deposits	(750)	—	—
Acquisitions, net of cash acquired	—	(467)	(4,177)
Proceeds from sale of property and equipment	269-	33	200
Retirement of life insurance policies	—	—	294
Proceeds from sale of investments	1,645	1,501	—
Net cash used in investing activities	(730)	(8,417)	(6,058)

Financing Activities
Net increase (decrease) in notes payable—bank	(18,880)	33,491	(777)
Proceeds from exercise of stock options	—	313	140
Reduction of long-term debt	—	(19,135)	—
Purchase of stock	—	(920)	(3,401)
Cash dividend paid	—	(3,174)	(2,866)
Directors compensation	33	114	143
Net cash provided by (used in) financing activities	(18,847)	10,689	(6,761)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	686	449	(2,513)
Increase (Decrease) in Cash and Cash Equivalents	(578)	809	(1,021)

Cash and Cash Equivalents, Beginning of Year	3,617	2,808	3,829

Cash and Cash Equivalents, End of Year	$3,039	$3,617	$2,808

Supplemental Cash Flows Information
Interest paid	$1,802	$2,024	$2,831
Income taxes paid	$184	$2,167	$3,324

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

Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The books and records of Subsidiaries located in foreign countries are maintained according to generally accepted accounting principles in those countries. Upon consolidation the Company evaluates the differences in accounting principles and determines whether adjustments are necessary to convert the foreign financial statements to the accounting principles upon which the consolidated financial statements are based. As a result of this evaluation no material adjustments were identified.

Fiscal Year End
The Company’s fiscal year is a 52 or 53 week period ending on the last Saturday in December. Fiscal 2009, 2008 and 2007 were 52 weeks long ending on December 26, 2009, December 27, 2008 and December 29, 2007 respectively.

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

Inventories
Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower cost or market. This inventory valuation reserve totaled $3.2 million and $3.9 million at fiscal year-end 2009 and 2008, respectively. Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

In Thousands	2009	2008

Raw materials	$6,357	$9,540
Work in process	1,142	4,506
Finished goods	13,406	15,814
	$20,905	$29,860

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

In Thousands	2009	2008

Land	$2,485	$2,457
Buildings and leasehold improvements	20,446	15,635
Machinery and equipment	31,057	38,882
Total cost	53,988	56,974
Accumulated depreciation and amortization	(32,495)	(36,765)
	$21,493	$20,209

The Company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. The fair value of the assets was determined based on the “held for use” classification. During 2008, the Company’s Sporting Goods segment recognized an impairment loss of $2.6 million related to the Reynosa, Mexico facility and equipment. This loss is included in the long lived asset impairment charges line of the statement of operations for that year.

Investments
Investments are composed of the following:

In Thousands	2009	2008

Marketable equity securities available for sale	$—	$1,209
Non-marketable equity investments (equity method)	9,156	6,920
	$9,156	$8,129

Marketable Equity Securities Available for Sale. This consists of marketable equity securities recorded at fair value. The unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income. When the fair value of an available for sale security is less than its amortized cost for an extended period, the Company considers whether there is an other-than-temporary impairment in the value of the security. If based on that analysis, an other-than-temporary impairment exists, the cost basis of the security is written down to the then current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction in current earnings (as if the loss had been realized in the period of other-than-temporary impairment). During the 2008 fiscal year, the Company recognized an other-than-temporary-impairment loss in the amount of $884 thousand on its available for sale securities. This loss is included as a component of Other Income (Expense).

Summarized financial data for these securities at fiscal year-end were as follows:

In Thousands	2009	2008

Cost basis	$—	$1,209
Unrealized gain	—	—
Approximate fair market value	$—	$1,209

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Non-Marketable Equity Investments
The Company has minority equity positions in companies strategically related to the Company’s business, but does not have control over these companies. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income (loss) is recorded in other income on the consolidated statement of income. The proportionate share of net income was $1,598 thousand, $1,054 thousand and $1,354 thousand in 2009, 2008 and 2007, respectively. Total cash dividends received from these equity investments amounted to $32 thousand, $49 thousand, and $39 thousand in 2009, 2008 and 2007, respectively. The Company considers whether the fair value of any of its equity investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value. There was no impairment loss recognized on equity method investments in 2009, 2008 or 2007.

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over fair value of net tangible and identifiable intangible assets of acquired businesses. Intangible assets consist of patents, consulting agreements, non-compete agreements, customer lists, and trademarks. Goodwill and trademarks are deemed to have indefinite lives and are not amortized, but are subject to impairment testing annually in accordance with guidance included in FASB ASC 350, Intangibles – Goodwill and Other. Other intangible assets compute amortization using the straight-line method over the following lives: consulting agreements, the life of the agreement; non-compete agreements, the lesser of the term or 5 years; and patents, the lesser of the remaining life or 5 to 8 years. No impairment has been recognized on goodwill or intangible assets in 2009, 2008 or 2007.

Employee Incentive Plan
During 2007, the Company replaced two stock-based compensation plans with a new incentive plan more fully explained in Note 10. The Company accounts for this plan under the recognition and measurement principles of FASB ASC 505, Equity Based Payments.

Foreign Currency Translation
The functional currency for the foreign operations of Escalade is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income in the Consolidated Statements of Stockholders’ Equity and are excluded from net income (loss). Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Operations and were insignificant in fiscal years 2009, 2008, and 2007.

Cost of Products Sold
Cost of products sold are comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Other Income (Expense)
The components of Other Income (Expense) are as follows:

In Thousands	2009	2008	2007

Income from non-marketable equity investments accounted for on the equity method	$1,598	$1,054	$1,354
Dividend and interest income from marketable equity securities available for sale	48	264	390
Gain (loss) on sale of marketable equity securities available for sale	432	(505)	—
Royalty income from patents	50	127	639
Gain on sale of rights to license future potential intellectual property	—	—	1,500
Impairment write-down on marketable securities available for sale	—	(884)	—
Other	142	(90)	108
	$2,270	$(34)	$3,991

Income Taxes
Income tax in the consolidated statement of operations includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Research and Development
Research and development costs are charged to expense as incurred. Research and development costs incurred during 2009, 2008 and 2007 were approximately $2,047 thousand, $2,324 thousand, and $2,330 thousand, respectively.

Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

New Accounting Pronouncements
In December 2007, the FASB issued guidance now codified as FASB ASC 805, Business Combinations, which changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. FASB ASC 805 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. The adoption of the provisions of FASB ASC 805 did not have a material impact on the Company’s financial position or results of operation.

In December 2007, the FASB issued guidance now codified as FASB ASC 810, Consolidation, which requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FASB ASC 810 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of FASB ASC 810 did not have a material impact on the Company’s financial position or results of operation.

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

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

In December 2009, FASB issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises with Variable Interest Entities to incorporate the changes made by FASB Statement No. 167 into the FASB Codification The guidance in this update is effective for periods beginning after November 15, 2009 and thus is effective for the Company’s first quarter reporting in 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification, which expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. The guidance in this update is effective for periods beginning in the first interim or annual reporting period ending on or after December 15, 2009 and thus is effective for the Company’s first quarter reporting in 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In Thousands	2009	2008	2007

Beginning balance	$896	$1,208	$1,141
Additions	232	113	621
Deductions	(391)	(425)	(554)
Ending balance	$737	$896	$1,208

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

In Thousands	2009	2008	2007

Beginning balance	$3,943	$3,573	$2,668
Additions	1,042	1,786	1,418
Deductions	(1,833)	(1,416)	(513)
Ending balance	$3,152	$3,943	$3,573

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

In Thousands	2009	2008	2007

Beginning balance	$1,114	$1,087	$1,559
Additions	1,224	525	509
Deductions	(853)	(498)	(981)
Ending balance	$1,485	$1,114	$1,087

Advertising Subsidies
The Company enters agreements with certain retailers to pay for direct advertising programs and/or provide in-store display units. These agreements are not based on retailer purchase volumes and do not obligate the retailer to continue carrying the Company’s products. The Company determines the value of the advertising services based on its own research and history of providing such services. The Company expenses these costs in the period in which they are incurred as a reduction of sales. A reconciliation of the liability is as follows:

In Thousands	2009	2008	2007

Beginning balance	$504	$1,508	$1,246
Additions	170	498	1,458
Deductions	(536)	(1,502)	(1,196)
Ending balance	$138	$504	$1,508

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

In Thousands	2009	2008	2007

Beginning balance	$2,648	$3,323	$3,622
Additions	1,816	2,999	4,070
Deductions	(3,142)	(3,674)	(4,369)
Ending balance	$1,322	$2,648	$3,323

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

In Thousands	2009	2008	2007

Beginning balance	$939	$862	$1,612
Additions	1,582	1,673	1,913
Deductions	(1,595)	(1,596)	(2,663)
Ending balance	$926	$939	$862

Catalog Allowances
A number of large office supply dealers operate through catalogs distributed to businesses globally. Product content is decided by the dealer each time a new catalog is issued, typically once a year. Catalog allowances are required by the dealer as an inducement to include the Company’s products. The allowance is based on a fixed cost per page and/or a percentage of purchases by the dealer. The fixed portion of the allowance is often paid when the catalog is distributed and is recognized in the period incurred and the variable portion is accrued based on dealer purchases and historical trends. Catalog allowances are recorded as a reduction in sales. A reconciliation of the liability is as follows:

In Thousands	2009	2008	2007

Beginning balance	$532	$449	$697
Additions	2,010	1,274	1,427
Deductions	(2,179)	(1,191)	(1,675)
Ending balance	$363	$532	$449

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 —  Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands	2009	2008

Employee compensation	$3,419	$4,587
Customer related allowances and accruals	4,867	6,807
Other accrued items	4,452	5,304
	$12,738	$16,698

Note 4 — Operating Leases

The Company leases warehouse and office space under non-cancelable operating leases that expire at various dates through 2014. Terms of the leases, including renewals, taxes, utilities, and maintenance, vary by lease. Total rental expense included in the results of operations relating to all leases was $1,716 thousand, $1,735 thousand, and $1,817 thousand in 2009, 2008, and 2007, respectively.

At December 26, 2009, minimum rental payments under non-cancelable leases with terms of more than one year were as follows:

In Thousands	Amount

2010	1,118
2011	677
2012	118
2013	40
2014	32
$1,985

Note 5 —  Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

	2009		2008
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$22,369	$10,978	$22,369	$9,230
Consulting agreements	976	976	976	976
Non-compete agreements	2,197	2,015	2,197	1,938
Customer list	1,971	1,465	1,931	1,231
Trademarks	5,224	122	5,177	122
	$32,737	$15,556	$32,650	$13,497

Amortization expense was $2,265 thousand, $2,163 thousand and $2,657 thousand for 2009, 2008 and 2007, respectively.

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Estimated future amortization expense for each reporting segment is summarized in the following table:

In Thousands	2010	2011	2012	2013	2014	Thereafter

Sporting Goods	$1,771	$1,729	$1,713	$1,688	$1,552	$3,185
Office Products	196	143	81	20	—	—
	$1,967	$1,872	$1,794	$1,708	$1,552	$3,185

The changes in the carrying amount of goodwill were:

In Thousands	Sporting Goods	Office Products	Total

Balance at December 29, 2007	$12,017	$13,786	$25,803
Acquisitions	—	374	374
Foreign currency translation adjustment	—	(366)	(366)
Balance at December 27, 2008	12,017	13,794	25,811
Purchase price adjustment	—	191	191
Foreign currency translation adjustment	—	213	213
Balance at December 26, 2009	$12,017	$14,198	$26,215

Note 6 — Equity Interest Investments

The Company has a 50% interest in two joint ventures, Stiga Sports AB (Stiga) and Escalade International, Ltd. These 50% owned joint ventures are accounted for under the equity method of accounting. Stiga Sports AB, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Escalade International Ltd., located in the United Kingdom, is a sporting goods wholesaler, specializing in table tennis, game tables and archery products. Financial information for these two entities reflected in the table below has been translated from local currency to U.S. dollar using exchange rates in effect at the respective year-end for balance sheet amounts and using average exchange rates for income statement amounts . Certain differences exist between U.S. GAAP and local GAAP in Sweden and the United Kingdom, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the years ended 2009 and 2008 are addbacks of $5.6 million and $3.7 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $7.9 million offset by the related cumulative tax effect of $2.2 million as of December 26, 2009 and cumulative goodwill adjustments of $5.2 million offset by the related cumulative tax effect of $1.5 million as of December 27, 2008. The income statement impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the years ended December 26, 2009, December 27, 2008, and December 28, 2007 are to increase net income by approximately $1.3 million, $1.8 million, and $2.6 million, respectively. In addition, the Company has a 49.9% interest in a joint venture in Taiwan which is reporting no income and for which its assets have no material impact on the Company’s financial reporting. Information regarding this entity is considered immaterial and has not been included in the combined totals listed below.

 Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Summarized financial information for combined Stiga Sports AB and Escalade International, Ltd. balance sheets as of December 31, 2009 and 2008, and statements of operations for the years ended December 31, 2009, 2008 and 2007 is as follows:

In Thousands		2009	2008

Current assets		$19,113	$18,243
Non-current assets		11,939	11,567
Total assets		31,052	29,810

Current liabilities		9,296	11,310
Non-current liabilities		10,104	9,556
Total liabilities		19,400	20,866

Net assets		$11,652	$8,944

	2009	2008	2007

Net sales	$33,769	$37,320	$35,636
Gross profit	14,538	13,830	12,818
Net income	1,861	361	131

Note 7 — Borrowings

On April 30, 2009 the Company signed a loan agreement with JP Morgan Chase Bank, N.A. (Chase) for a senior secured revolving credit facility in the maximum amount up to $50,000,000 and through Chase London Branch, as senior secured revolving credit facility in the maximum amount of 3,000,000 Euro upon certain terms and conditions. The credit facilities have a maturity date of May 31, 2010. A portion of the credit facility not in excess of $3,500,000 is available for the issuance of commercial or standby letters of credit to be issued by Chase. The senior secured revolving credit facility replaces the revolving line of credit and revolving long-term debt held as of the prior year.

Short-Term Debt
Short-term debt at fiscal year-ends was as follows:

In Thousands	2009	2008

Senior secured revolving credit facility of $50,000, with a maturity of May 31, 2010. The loan bears an interest rate of LIBOR plus 4.5%. Secured by substantially all assets of the Company.	$22,067	$—

Senior secured revolving credit facility of Euro 3,000 (approximately $4,316 US Dollars), the balance is due May 31, 2010 and bears an interest rate of EURIBOR plus 4.5%, or 5.215% at December 26, 2009. Secured by substantially all assets of the Company.	2,877	—

Revolving line of credit	—	12,618

Short-term Debt	2,700	33,907

	$27,644	$46,525

 Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Long-Term Debt
Long-term debt at fiscal year-ends was as follows:

In Thousands	2009	2008

Revolving term loan of $30,000, the amount available under this revolving term loan is reduced by $5,000 annually starting May 31, 2009, with the balance due May 31, 2012. The loan bears an interest rate of prime minus .375%, or 2.50%, at December 27, 2008, unsecured. Refinanced in 2009.	$—	$28,397

Revolving term loan of Euro 3,000 (approximately $4,216 US Dollars), the balance is due May 31, 2012 and bears an interest rate of EURIBOR plus 1.50%, or 4.90% at December 27, 2008, unsecured. Refinanced in 2009.	—	2,810

Mortgage payable (Wabash, Indiana Adjustable Rate Economic Development Revenue Refunding Bonds), annual installments are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, rate at December 26, 2009 is 1.4%, due September 2028, secured by plant facility, machinery and equipment, and a stand-by letter of credit	2,700	2,700

	2,700	33,907
Portion classified as short-term debt	(2,700)	(33,907)
	$—	$—

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

Note 8 —  Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

In Thousands	2009	2008	2007

Weighted average common shares outstanding.	12,632	12,637	12,901
Dilutive effect of stock options	239	47	14
Weighted average common shares outstanding, assuming dilution	12,871	12,684	12,915

Number of anti-dilutive stock options	30	391	395

 Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 9 — Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company’s contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company’s expense for the plan was $132 thousand, $542 thousand and $527 thousand for 2009, 2008 and 2007, respectively.

Note 10 — Deferred Compensation Plan

In October 1985, the Board of Directors approved the adoption of a Contributory Deferred Compensation Plan pursuant to which some recipients of incentive compensation could elect to defer receipt thereof. For each dollar of deferred compensation, the Company provided a 75% matching amount. All deferrals allowed under this plan have been made and amounts deferred earn interest at the rate of 9%. Mr. Robert Griffin, Chairman of the Board, is the only remaining participant in the Plan. Plan balances are not intended to be recognized for tax purposes until receipt. Participants have no secured rights in deferred amounts credited to their accounts and are general creditors of the Company until such amounts are actually paid. Mr. Griffin has expressed an intention to retire from employment with Escalade, Incorporated in 2010. The Board approved that, upon his retirement, the deferred compensation balance owed to him will be paid out in cash.

Note 11 — Stock Compensation Plans

In April 2007, Shareholders approved the Escalade, Incorporated 2007 Incentive Plan (“2007 Incentive Plan”), which is an incentive plan for key employees, directors and consultants with various equity-based incentives as described in the plan document. The 2007 Incentive Plan is a replacement for the 1997 Incentive Stock Option Plan and the 1997 Director Stock Compensation and Option Plan which expired at the end of April 2007. All options issued and outstanding under the expired plans will remain in effect until exercised, expired or forfeited.

The 2007 Incentive Plan is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. Subject to various restrictions contained in the plan document, the total number of shares of common stock which may be issued pursuant to awards under the Plan may not exceed 1,282,415 shares.

Restricted Stock Units
In 2009, 2008, and 2007, the Company granted restricted stock units to certain officers and directors of the Company at fair market value on the date of grant. The restricted stock units granted to employees of the Company vest over three to four years and are dependent on certain market criteria. The restricted stock units granted to directors vest immediately or within two years. All restricted stock units are payable in shares of the Company’s common stock upon vesting, subject to the deferral election arrangement, and are subject to forfeiture if on the vesting date the employee is not employed or the director no longer holds a position with the Company.

 Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

The Company issued no restricted stock units to employees in 2009 and 138,500 restricted stock units to employees in 2008 and 54,103 and 34,206 restricted stock units to directors in 2009 and 2008, respectively. The following table presents a summary of non-vested restricted stock units granted to employees and directors as of December 26, 2009, and changes during the year ended December 26, 2009:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested restricted stock units as of December 27, 2008	241,125	$5.76
Granted	54,103	$0.82
Vested	(61,603)	$1.42
Forfeited	(48,375)	$5.76
Non-vested restricted stock units as of December 26, 2009	185,250	$5.76

Vested but unsettled	85,751
Outstanding restricted stock units as of December 26, 2009	271,001

When vesting is dependent on certain market criteria, the fair value of restricted stock units is determined by the use of Monte Carlo techniques. The market price of the Company’s stock on the grant date is used to value restricted stock units where vesting is not contingent on market criteria. In 2009 and 2008, the Company recognized $504 and $496 thousand, respectively in compensation expense related to restricted stock units and as of December 26, 2009 and December 27, 2008, there was $354 and $814 thousand, respectively of unrecognized compensation expense related to restricted stock units.

Stock Options
Total compensation expense recorded in the statement of operations for 2009, 2008 and 2007 relating to stock options was $84, $414 and $480 thousand, respectively. The recognized tax benefit related thereto was $0, $0 and $31 thousand for 2009, 2008 and 2007, respectively.

At the February 23, 2010 meeting of the Board of Directors, the Board voted to approve director stock options of 30,000, and employee incentive stock options of 300,000. The director and employee options have a one year vesting and four year-tiered vesting, respectively, and all options expire in five years.

The following table summarizes option activity for each of the three years ended 2009:

	Incentive Stock Options		Director Stock Options
	Granted	Outstanding	Granted	Outstanding

2009	682,000	791,000	30,000	51,600
2008	—	366,500	—	24,367
2007	—	417,850	6,524	28,493

The fair value of each option grant award is estimated on the grant date using the Black-Scholes-Merton option valuation model using the following assumptions:

	2009	2008	2007

Risk-free interest rates	1.15% to 1.38%	—	4.35%
Dividend yields	0%	—	2.26%
Volatility factors of expected market price of common stock	81.34% to 94.93%	—	42.6%
Weighted average expected life of the options	1-3 years	—	3 years

 Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes stock option transactions for the three years ended 2009:

	2009		2008		2007
	Shares	Option Price	Shares	Option Price	Shares	Option Price

Outstanding at beginning of year	390,867	$6.99 to 19.21	446,343	$6.99 to 19.21	544,586	$6.99 to 19.21
Issued during year	712,000	$0.64 to $0.89	—	—	6,524	$9.35
Canceled or expired	(260,267)		(10,726)		(86,422)
Exercised during year	—		(44,750)	$6.99 to 9.03	(18,345)	$6.99 to 9.03
Outstanding at end of year	842,600	$0.64 to 13.40	390,867	$6.99 to 19.21	446,343	$6.99 to 19.21

Exercisable at end of year	191,850		314,117		307,694
Weighted-average fair value of options granted during the year	$0.38		$—		$2.70

The following table summarizes information about stock options outstanding at December 26, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

$0.64 - $0.89	637,000	4.3 years	$0.66	—	—
$9.35 - $11.26	110,600	1.2 years	$11.00	96,850	$10.99
$13.40	95,000	0.2 years	$13.40	95,000	$13.40
	842,600			191,850

Note 12 — Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects were as follows:

In Thousands	2009	2008	2007
Change in net unrealized value of available-for-sale investments net of tax of $0, $0, and $(85), in 2009, 2008 and 2007, respectively	$—	$—	$128
Realization of previously unrealized gains on available-for-sale investments net of tax of $0, $210, and $0 in 2009, 2008 and 2007, respectively	—	(320)	—
Change in foreign currency translation adjustment	1,642	(2,344)	2,333
Change in unrealized loss on interest rate swap agreement net of tax of $0, $23, and $78, in 2009, 2008 and 2007, respectively	—	(35)	(120)
	$1,642	$(2,699)	$2,341

 Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

The components of accumulated other comprehensive income, net of tax, were as follows:

In Thousands	2009	2008	2007
Accumulated gain on available for sale investments	$—	$—	$320
Foreign currency translation adjustment	4,766	3,124	5,468
Unrealized gain on interest rate swap agreement	—	—	35
	$4,766	$3,124	$5,823

Note 13 — Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands	2009	2008	2007

Income (loss) before taxes:
United States of America (USA)	$3,359	$(10,106)	$10,482
Non USA	(754)	(74)	3,740
	$2,605	$(10,180)	$14,222
Provision for taxes:
Current
Federal	$(906)	$(2,575)	$3,745
State	(685)	804	428
International	364	575	510
	(1,227)	(1,196)	4,683
Deferred
Federal	1,686	(774)	112
State	964	(714)	30
International	(475)	—	142
	2,175	(1,488)	284
	$948	$(2,684)	$4,967

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

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands	2009	2008	2007

Income tax at statutory rate	$886	$(3,461)	$4,835
Increase (decrease) in income tax resulting from
Permanent differences (investment income, dividends, and captive insurance earnings)	(162)	117	(79)
State tax expense, net of federal effect	184	(125)	302
Effect of foreign tax rates	(188)	391	(620)
Research credit	—	—	(60)
Foreign income repatriation (Section 956 inclusion)	—	—	1,035
Other	228	394	(446)
Recorded provision for income taxes	$948	$(2,684)	$4,967

 Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

The provision for income taxes was computed based on financial statement income. In accordance with FASB ASC 740, the Company has recorded the following changes in uncertain tax positions:

In Thousands	2009	2008
Balance, beginning of year	$954	$118
Additions for current year tax positions	—	863
Additions for prior year tax positions	—	—
Settlements	—	—
Reductions Settlements	—	—
Reductions for prior year tax positions	(418)	(27)
Balance, end of year	$536	$954

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company is subject to future examinations by federal tax authorities for all years after 2006 and state and other tax authorities for all years after 2005.

The components of the net deferred tax assets are as follows:

In Thousands	2009	2008
Assets
Employee benefits	$29	$99
Valuation allowances	2,034	2,261
Deferred compensation	507	464
Property and equipment	24	1,559
Stock based compensation	469	274
Federal and state credits	507	—
Net operating loss carry forward	6,914	1,446
Total assets	10,484	6,103

Liabilities
Unrealized equity investment income	(1,225)	(902)
Goodwill and intangible assets	(1,631)	(1,162)
Total liabilities	(2,856)	(2,064)

Valuation Allowance
Beginning balance	(1,301)	(1,114)
Increase during period	(5,554)	(187)
Ending balance	(6,855)	(1,301)
	$773	$2,738

Deferred tax assets are included in the consolidated balance sheets as follows:

In Thousands	2009	2008
Deferred income tax asset - current	$1,999	$2,015
Deferred income tax asset (liability) – long-term	(1,226)	723
	$773	$2,738

The Company has a US federal unused net operating loss carry-forward of approximately $270 thousand and state unused net operating losses of approximately $10.1 million of which an estimated $7.2 million has been reserved as the Company does not expect to be able to utilize these. All operating loss carry-forwards expire in various amounts through 2022. In addition, the Company has foreign unused net operating loss carry-forwards of approximately $19.8 million of which an estimated $18.3 million has been reserved.

 Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 — Operating Segment and Geographic Information

The following table presents certain operating segment information.

In Thousands	2009	2008	2007

Sporting Goods
Net revenue	76,807	98,039	129,788
Operating income (loss)	4,610	(6,250)	7,745
Interest expense	2,673	1,568	1,355
Provision (benefit) for taxes	715	(3,054)	3,005
Net income (loss)	1,273	(5,428)	5,341
Identifiable assets	67,528	78,593	87,634
Non-marketable equity investments (equity method)	—	—	—
Depreciation & amortization	3,217	3,784	4,264
Capital expenditures	792	2,261	1,325

Office Products
Net revenue	39,192	50,647	55,788
Operating income	1,780	3,930	8,809
Interest expense	(208)	(256)	185
Provision for taxes	988	2,037	2,810
Net income	1,077	1,835	5,617
Identifiable assets	40,105	44,306	47,623
Non-marketable equity investments (equity method)	341	336	772
Depreciation & amortization	1,576	1,755	1,780
Capital expenditures	640	582	1,062

All Other
Net revenue	—	—	—
Operating income (loss)	(4,390)	(5,801)	(3,486)
Interest expense	(800)	713	1,297
Provision (benefit) for taxes	(755)	(1,667)	(848)
Net income (loss)	(693)	(3,903)	(1,703)
Identifiable assets	19,605	24,802	16,759
Non-marketable equity investments (equity method)	8,815	6,584	7,205
Depreciation & amortization	1,172	—	—
Capital expenditures	462	6,641	—

Total
Net Revenue	115,999	148,686	185,576
Operating income (loss)	2,000	(8,121)	13,068
Interest expense	1,665	2,025	2,837
Provision (benefit) for taxes	948	(2,684)	4,967
Net income (loss)	1,657	(7,496)	9,255
Identifiable assets	127,238	147,701	152,016
Non-marketable equity investments (equity method)	9,156	6,920	7,977
Depreciation & amortization	5,965	5,539	6,044
Capital expenditures	1,894	9,484	2,387

Each operating segment is individually managed and has separate financial results that are reviewed by the Company’s management. Each segment contains closely related products that are unique to the particular segment. There were no changes to the composition of segments in 2009. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

The sporting goods segment consists of home entertainment products such as table tennis tables and accessories; basketball goals; pool tables and accessories; outdoor playsets; soccer and hockey tables; archery equipment and accessories; basketball goals; and fitness, arcade and darting products. Customers include retailers, dealers and wholesalers located throughout the United States and Europe.

The office products segment consists of office machinery used in the office and graphic arts environment. Products include data shredders; folding machines; and paper trimmers and cutters. Customers include large office product retailers, office machine dealers, and office supply catalogs.

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

Identifiable assets are principally those assets used in each segment. The assets in the all other segment are principally cash and cash equivalents; deferred tax assets; and investments.

The Company has one customer in 2009 in the sporting goods segment who accounted for 15% of consolidated total revenues and one customer in 2008 and 2007 who accounted for 6% and 18% of consolidated total revenues, respectively. No other customers accounted for 10% or more of consolidated revenues. Within the sporting goods segment these customers accounted for 22%, 9% and 26% of total revenues in 2009, 2008 and 2007, respectively.

As of December 26, 2009, approximately 15 employees of the Company’s labor force were covered by a collective bargaining agreement that expires April 30, 2012.

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

Revenues by geographic region/country were as follows:

In Thousands	2009	2008	2007

North America	$95,723	$122,530	$157,148
Europe	13,033	19,566	22,540
Other	7,243	6,590	5,888
	$115,999	$148,686	$185,576

Revenues are attributed to country based on location of customer and are for continuing operations.

Identified assets by geographic region/country were as follows:

In Thousands	2009	2008	2007

North America	$100,643	$119,417	$121,791
Europe	26,595	28,284	30,225
	$127,238	$147,701	$152,016

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

Note 15 — Summary of Quarterly Results

In thousands, except per share data (unaudited)	March 21	July 11	October 3	December 26

2009
Net sales	$24,958	$35,641	$26,358	$29,042
Operating income (loss)	(628)	1,374	612	642
Net income (loss)	(439)	366	618	1,112
Basic earnings per share	$(0.03)	$0.03	$0.05	$0.08

In thousands, except per share data (unaudited)	March 22	July 12	October 4	December 27

2008
Net sales	$29,166	$45,796	$40,797	$32,927
Operating income (loss)	(1,056)	(789)	82	(6,358)
Net loss	(848)	(704)	(1,365)	(4,579)
Basic earnings per share	$(0.07)	$(0.06)	$ (0.11)	$(0.35)

Note 16 — Acquisitions

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

2007

In February 2007, the Company purchased substantially all of the assets of Trophy Ridge, LLC, which manufactures and sells premium archery accessories under the Trophy Ridge brand name. The Trophy Ridge brand name has significant appeal in the sports enthusiast market place and will be used to further expand distribution of the Company’s archery accessory products. The Trophy Ridge operation has been relocated and consolidated into the Company’s existing archery operations in the Gainesville, Florida plant. The operating results of Trophy Ridge are included in the Sporting Goods segment results from the date of acquisition. The purchase price of $3.8 million was paid in cash. The estimated fair market value of the assets acquired as of the date of acquisition is as follows:

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

Note 17 —  Commitments and Contingencies

The Company has obtained a letter of credit for the benefit of a certain mortgage holder. At December 26, 2009, the balance of the letter of credit was $2,734 thousand. It is to be used in the event of a default in either interest or principal payments.

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

The Company has entered into various agreements whereby it is required to make royalty and license payments. At December 26, 2009, the Company had future estimated minimum non-cancelable royalty and license payments as follows:

In Thousands	Amount

2010	$350
2011	350
2012	450
2013	350
2014	375
$1,875

Note 18 — Fair Values of Financial Instruments

The following methods were used to estimate the fair value of all financial instruments recognized in the accompanying balance sheets at amounts other than fair values.

Cash and Cash Equivalents and Time Deposits

Fair values of cash and cash equivalents and time deposits approximate cost due to the short period of time to maturity.

Notes Payable and Long-term Debt

As of December 26, 2009, the Company does not have debt classified as long-term. The Company believes the carrying value of short-term debt adequately reflects the fair value of these instruments.

Escalade, Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 480 at December 26, 2009 and December 27, 2008.

In Thousands	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$3,039	$3,039	$3,617	$3,617
Time deposits	$750	$750	$—	$—
Available-for-sale securities	$—	$—	$1,209	$1,209

Financial liabilities
Note payable and Short-term debt	$27,644	$27,644	$46,525	$46,525

Note 19 — Management’s Plan With Respect to Current Economic Conditions

The Company operates in an industry which has been adversely affected by the current economic conditions. As a result of the external economic conditions, the Company experienced significant declines in sales revenues for fiscal year 2009 and expects sales levels for fiscal year 2010 to be similar to 2009. In response to the challenging economic environment, management began implementing a series of cost reduction measures during fiscal year 2008 which have continued into 2009 and 2010. The Company has consolidated three of its Sporting Goods production facilities into one location, reducing its personnel costs by eliminating positions and reducing certain salaries and benefits and freezing all wages and the hiring of additional personnel. The Company will continue to evaluate its product mix and pricing structure and will make adjustments as necessary to reduce or eliminate low margin products.

The Company believes that cash generated from its projected 2010 operations, the potential sale of its Reynosa facility, income tax refunds and the continued availability of borrowings from its primary lender will provide it with sufficient cash flows for its operations.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:	/s/ Robert. Keller	March 5, 2010
Robert J. Keller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert E. Griffin	Chairman and Director	March 5, 2010
Robert E. Griffin

/s/ Blaine E. Matthews, Jr.	Director	March 5, 2010
Blaine E. Matthews, Jr.

/s/ Edward E. Williams	Director	March 5, 2010
Edward E. Williams

/s/ Richard D. White	Director	March 5, 2010
Richard D. White

/s/ George Savitsky	Director	March 5, 2010
George Savitsky

/s/ Richard Baalmann	Director	March 5, 2010
Richard Baalmann

/s/ Patrick Griffin	Director and President Martin Yale Global	March 5, 2010
Patrick Griffin

/s/ Robert J. Keller	President and Chief Executive Officer	March 5, 2010
Robert J. Keller	(Principal Executive Officer)

/s/ Deborah J. Meinert	Vice President and Chief Financial Officer	March 5, 2010
Deborah J. Meinert	(Principal Financial and Accounting Officer)