Form 10-Q
period 2010-03-20
ESCALADE INC
filed 2010-04-16
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarter ended March 20, 2010 or

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 6, 2010
Common, no par value	12,692,759

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands, except share information)

	March 20, 2010	March 21, 2009	December 26, 2009
	(Unaudited)	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$3,133	$4,562	$3,039
Time deposits	750	—	750
Receivables, less allowance of $1,566; $1,275; and $1,485; respectively	20,270	22,915	23,488
Notes receivable	227	—	—
Inventories	23,182	31,010	20,905
Prepaid expenses	1,372	1,461	1,617
Assets held for sale	—	3,325	—
Deferred income tax benefit	387	2,060	1,999
Income tax receivable	1,102	5,155	1,138
TOTAL CURRENT ASSETS	50,423	70,488	52,936

Property, plant and equipment, net	20,584	20,409	21,493
Intangible assets	16,757	18,591	17,181
Goodwill	25,681	25,543	26,215
Investments	9,453	8,897	9,156
Deferred income tax benefit	342	723	—
Other assets	—	952	257
	$123,240	$145,603	$127,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$24,007	$—	$27,644
Trade accounts payable	2,878	3,144	1,578
Accrued liabilities	12,128	15,251	12,738
Deferred compensation	1,315	—	1,288
Income tax payable	—	992	—
TOTAL CURRENT LIABILITIES	40,328	19,387	43,248

Other Liabilities:
Long-term debt	—	46,244	—
Deferred income tax liability	—	—	1,226
Deferred compensation	—	1,203	—
TOTAL LIABILITIES	40,328	66,834	44,474
Stockholders’ Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 12,692,759; 12,616,042; and 12,656,737; shares respectively	12,693	12,616	12,657
Retained earnings	66,276	62,726	65,341
Accumulated other comprehensive income	3,943	3,427	4,766
	82,912	78,769	82,764
	$123,240	$145,603	$127,238

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three Months Ended
	March 20, 2010	March 21, 2009

Net sales	$25,169	$24,958

Costs, expenses and other income:
Cost of products sold	16,616	17,096
Selling, general and administrative expenses	6,861	8,023
Amortization	283	467
Operating income (loss)	1,409	(628)

Interest expense, net	(360)	(242)
Other income	258	184
Income (loss) before income taxes	1,307	(686)

Provision (benefit) for income tax	505	(247)

Net income (loss)	$802	$(439)

Per share data:
Basic earnings (loss) per share	$0.06	$(0.03)
Diluted earnings (loss) per share	$0.06	$(0.03)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(UNAUDITED)

Net income (loss)	$802	$(439)

Unrealized loss on marketable equity securities available for sale, net of tax benefit of $0 and $20, respectively	—	(30)

Foreign currency translation adjustment	(823)	333

Comprehensive loss	$(21)	$(136)

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three Months Ended
	March 20, 2010	March 21, 2009

Operating Activities:
Net income (loss)	$802	$(439)
Depreciation and amortization	992	1,194
Loss on disposal of property and equipment	7	13
Stock-based compensation	129	115
Adjustments necessary to reconcile net income (loss) to net cash used by operating activities	1,596	1,201
Net cash provided by operating activities	3,526	2,084

Investing Activities:
Purchase of property and equipment	(54)	(1,054)
Net cash used by investing activities	(54)	(1,054)

Financing Activities:
Net increase (decrease) in notes payable	(3,637)	(281)
Proceeds from exercise of stock options	6	—
Director stock compensation	33	—
Net cash used by financing activities	(3,598)	(281)
Effect of exchange rate changes on cash	220	196
Net increase in cash and cash equivalents	94	945
Cash and cash equivalents, beginning of period	3,039	3,617
Cash and cash equivalents, end of period	$3,133	$4,562

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 26, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2009 filed with the Securities and Exchange Commission.

Note B - Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Note C - Seasonal Aspects

The results of operations for the three month periods ended March 20, 2010 and March 21, 2009 are not necessarily indicative of the results to be expected for the full year.

Note D - Inventories

In thousands	March 20, 2010	March 21, 2009	December 26, 2009

Raw materials	$6,750	$11,148	$6,357
Work in progress	2,969	2,599	1,142
Finished goods	13,463	17,263	13,406
	$23,182	$31,010	$20,905

Note E – Equity Interest Investments

The Company has a 50% interest in two joint ventures, Stiga Sports AB (Stiga) and Escalade International, Ltd. These 50% owned joint ventures are accounted for under the equity method of accounting. Stiga Sports AB, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Escalade International Ltd., located in the United Kingdom, is a sporting goods wholesaler, specializing in fitness and exercise equipment and game tables. Financial information for these two entities reflected in the table below has been translated from local currency to U.S. dollar using exchange rates in effect at the respective period-end for balance sheet amounts and using average exchange rates for income statement amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden and the United Kingdom, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the periods ended March 20, 2010 and March 21, 2009 are addbacks to Stiga’s consolidated financial information of $6.0 million and $4.0 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $8.4 million offset by the related cumulative tax effect of $2.4 million as of March 20, 2010 and cumulative goodwill adjustments of $5.6 million offset by the related cumulative tax effect of $1.6 million as of March 21, 2009. The income statement impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the periods ended March 20, 2010, and March 21, 2009 are to increase Stiga’s net income by approximately $0.3 million and $0.4 million, respectively. In addition, Escalade has a 49.9% interest in a joint venture in Taiwan which is reporting no income and for which its assets have no material impact on the Company’s financial reporting. Information regarding this entity is considered immaterial and has not been included in the combined totals listed below.

Summarized financial information for combined Stiga Sports AB and Escalade International, Ltd. balance sheets as of March 20, 2010, March 21, 2009, and December 26, 2009 and statements of operations for the periods ended March 20, 2010, and March 21, 2009, of which Escalade, Incorporated is a 50% owner, is as follows:

In thousands	March 20, 2010	March 21, 2009	December 26, 2009

Current assets	$15,224	$12,851	$19,113
Non-current assets	11,782	11,244	11,939
Total assets	27,006	24,095	31,052

Current liabilities	7,469	7,720	9,536
Non-current liabilities	7,801	7,834	9,864
Total liabilities	15,270	15,554	19,400

Net assets	$11,736	$8,541	$11,652

	Three Months Ended
In thousands	March 20, 2010	March 21, 2009

Net Sales	5,014	3,825
Gross Profit	2,191	1,506
Net Income (Loss)	31	(240)

Note F – Notes Payable

On April 30, 2009 the Company signed a loan agreement with JPMorgan Chase Bank, N.A. (Chase) for a senior secured revolving credit facility in the maximum amount up to $50,000,000 and through Chase London Branch, as senior secured revolving credit facility in the maximum amount of 3,000,000 Euro upon certain terms and conditions. The credit facility has a maturity date of May 31, 2010. A portion of the credit facility not in excess of $3,500,000 is available for the issuance of commercial or standby letters of credit to be issued by Chase.

Note G – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, the Company has recorded the following changes in uncertain tax positions:

	Three Months Ended
In thousands	March 20, 2010	March 21, 2009
Beginning Balance	$536	$954
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Settlements	(262)	—
Reductions Settlements	—	—
Reductions for prior year tax positions	(25)	—
Ending Balance	$249	$954

Note H – Fair Values of Financial Instruments

The following methods were used to estimate the fair value of all financial instruments recognized in the accompanying balance sheets at amounts other than fair values.

Cash and Cash Equivalents and Time Deposits

Fair values of cash and cash equivalents and time deposits approximate cost due to the short period of time to maturity.

Notes Payable and Long-term Debt

As of March 20, 2010, the Company does not have debt classified as long-term. The Company believes the carrying value of short-term debt adequately reflects the fair value of these instruments.

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 480 at March 20, 2010 and March 21, 2009.

	March 20, 2010		March 21, 2009
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$3,133	$3,133	$4,562	$4,562
Time deposits	$750	$750	$—	$—
Available-for-sale securities-mutual funds	$—	$—	$1,161	$1,161
Financial liabilities
Note payable and Long-term debt	$24,007	$24,007	$46,244	$46,244

Note I – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the three months ended March 20, 2010 and pursuant to the 2007 Incentive Plan, in lieu of director fees, the Company awarded to certain directors 14,111 shares of common stock. In addition, the Company awarded 30,000 stock options to directors and 300,000 stock options to employees. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The stock options awarded to employees have a graded vesting over four years and are subject to forfeiture if on the vesting date the employee is no longer employed. The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted.

For the three months ended March 20, 2010 and March 21, 2009, the Company recognized stock based compensation expense of $162 thousand and $115 thousand, respectively. At March 20, 2010 and March 21, 2009, respectively, there was $1.0 and $.7 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note J - Segment Information

	As of and for the Three Months Ended March 20, 2010
In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$16,951	$8,218	$—	$25,169
Operating income (loss)	2,077	292	(960)	1,409
Net income (loss)	917	173	(288)	802
Total assets	$66,715	$38,112	$18,413	$123,240

	As of and for the Three Months Ended March 21, 2009
In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$15,567	$9,391	$—	$24,958
Operating income (loss)	35	998	(1,661)	(628)
Net income (loss)	(491)	755	(703)	(439)
Total assets	$75,968	$44,371	$25,264	$145,603

Note K – Dividend Payment

The Company has not declared a dividend to be paid in 2010.

Note L - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
In thousands	March 20, 2010	March 21, 2009

Weighted average common shares outstanding	12,685	12,616
Dilutive effect of stock options	462	103
Weighted average common shares outstanding, assuming dilution	13,147	12,719

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2010 and 2009 were 616,850 and 520,942, respectively.

Note M – New Accounting Standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 20, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009, that are of significance, or potential significance to the Company.

December 2009, FASB issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises with Variable Interest Entities to incorporate the changes made by FASB Statement No. 167 into the FASB Codification. The guidance in this update is effective for periods beginning after November 15, 2009 and thus is effective for the Company’s first quarter reporting in 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification, which expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. The guidance in this update is effective for periods beginning in the first interim or annual reporting period ending on or after December 15, 2009 and thus is effective for the Company’s first quarter reporting in 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Results of Operations

Consolidated net sales for the first quarter of 2010 improved slightly over the same quarter last year. Net sales increased in the Sporting Goods segment by 8.9%, while Office Products net sales decreased 12.5%. Selling, administrative and general expenses were reduced in both segments and overall for the Company, by 14.5%. Operating income was $1.4 million for the quarter ended March 20, 2010 compared to an operating loss of $.6 million for the same quarter last year.

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended
	March 20, 2010	March 21, 2009
Net revenue	100.0%	100.0%
Cost of products sold	66.0%	68.5%
Gross margin	34.0%	31.5%
Selling, administrative and general expenses	27.3%	32.1%
Amortization	1.1%	1.9%
Operating income (loss)	5.6%	(2.5)%

Consolidated Revenue and Gross Margin

Revenues from the Sporting Goods business were up 8.9% in the first quarter compared to the same quarter last year. In reaction to reductions in consumer spending, mass market retailers reduced inventory levels in 2009. The effects of reduced consumer spending and retailer inventory reductions slowed sales in 2009. Increases in consumer spending, new product distribution and optimized inventory levels at retailers are contributing to sales increases in the current period. Management believes sales in the Sporting Goods segment will follow trends in overall consumer spending in the U.S. and that sales will be equal to or slightly above levels achieved in 2009.

Revenues from the Office Products business declined 12.5% in the first quarter compared to the same period in 2009 due to slow market recovery in this segment and poor economies in Spain and other southern European countries and Russia. Excluding the effects of changes in currency exchange rates, revenues declined 16%. Management anticipates continued declines in sales to office product retailers, which are comprised predominately of business and government consumers, as this market trails the general consumer. However, the Company has widened its product placement and offered new product launches to improve its opportunities.

The overall gross margin ratio increased to 34.0% in the first quarter of 2010 compared to 31.5% in the same period in 2009. The gross margin improvement is largely attributed to the cost reductions and facility consolidations initiated during 2009 which have contributed to more favorable factory variances in the Sporting Goods segment. The gross margin ratio for Sporting Goods improved to 31% from 22% in the prior year. Office Products gross margin ratio dropped to 41% from 47% in the prior year, mainly due to under absorbed factory variances resulting from decreased sales. Management expects the overall gross margin ratio for 2010 to be slightly higher than that achieved in 2009.

Consolidated Selling, General and Administrative Expenses

Compared to the same period last year, consolidated selling, general and administrative (“SG&A”) costs decreased 14.5% in the first quarter. SG&A costs in the Sporting Goods business segment decreased as a percent of sales by 1.5% due to decreased selling and marketing costs associated with the specialty retailer and dealer channel, personnel reductions initiated during 2008 and 2009, and the consolidation of table tennis manufacturing in Mexico, which was completed in February 2009. The Office Products segment also experienced a decrease in SG&A costs as a direct result of a series of cost savings measures taken. SG&A costs in the Office Products business decreased as a percent of sales by 0.4%.

Provision for Income Taxes

The effective tax rate in the first quarter of 2010 was 38.6% compared to 36.0% in the same period last year. The increase in the current period tax rate is due mainly to a reduction in tax benefits on foreign losses that are not expected to be fully realized. The Company anticipates the effective tax rate for 2010 to be relatively unchanged from that experienced in fiscal 2009.

Financial Condition and Liquidity

Total bank debt at the end of the first quarter of 2010 was down 48% from the same period last year, as well as down slightly from the latest year end. The following schedule summarizes the Company’s total bank debt:

In thousands	March 20, 2010	March 21, 2009	December 26, 2009

Notes payable short-term	$24,007	$—	$27,644
Current portion long-term debt	—	—	—
Long term debt	—	46,244	—
Total bank debt	$24,007	$46,244	$27,644

As a percentage of stockholders’ equity, total bank debt was 29%, 59% and 33% at March 20, 2010, March 21, 2009 and December 26, 2009, respectively.

During the first quarter of 2010, operations provided $3.5 million in cash primarily due to positive net income and an increase in accounts payable relating to timing differences.

The Company funds working capital requirements through operating cash flows and revolving credit agreements with its bank. As a result of the successful reduction of existing outstanding debt during the prior year, the Company intends to reduce its borrowing capacity commitment for 2010. Based on working capital requirements, the Company expects to have access to adequate levels of revolving credit to meet growth needs.

The Company has begun discussions with JPMorgan Chase, its primary lender, regarding renewal of its Senior Secured Revolving Credit Facility and anticipates finalizing a renewal or replacement credit agreement by May 31, 2010. The Company is continuing to market the Reynosa facility through a national broker and is pursuing all viable offers of purchase or lease. Management is currently evaluating the advantages of replacing the Oracle ERP system at certain locations to reduce annual maintenance fees and future implementation cost and has executed a purchase order to replace the Oracle ERP system at the Office Products U.S. facility. Should the Company decide to abandon the Oracle system at all locations, the remaining book value of the Oracle system of approximately $5.8 million ($3.8 million, net of tax) would be expensed over the estimated remaining economic life of the system.

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

The Company and its subsidiaries conduct substantially all their business in their respective functional currencies to avoid the effects of cross-border transactions. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs such as matching assets and liabilities in the same currency. Such programs reduce, but do not entirely eliminate the impact of currency exchange rate changes. The Company has evaluated the use of currency exchange hedging financial instruments but has determined that it would not use such instruments under the current circumstances. Changes in currency exchange rates may be volatile and could affect the Company’s performance.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2010.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Not Required.

Item 1A.	Not Required.

Item 2. (c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 12/26/2009 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
First quarter purchases:
12/27/2009–01/23/2010	None	None	No Change	No Change
01/24/2010–02/20/2010	None	None	No Change	No Change
02/21/2010–03/20/2010	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. The repurchase plan has no termination date. There have been no share repurchases that were not part of a publicly announced program. In February 2008, the Board of Directors increased the remaining amount on this plan to its original level of $3,000,000. Although authorized by the Board, the Company has agreed to certain restriction on the repurchase of shares as part of the April 30, 2009 Credit Agreement terms.

Item 3.	Not Required.

Item 4.	Not Required.

Item 5.	Other Information

On April 15, 2010, the Company entered into the Fifth Amendment to its Credit Agreement with JPMorgan Chase Bank N.A. The purpose of the amendment was to allow for the extension of the existing letter of credit issued by JPMorgan Chase in support of the Company’s outstanding Wabash, Indiana Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1998, so that the Company could timely provide the bond trustee with confirmation that the letter of credit would be extended for another year following its scheduled expiration on June 30, 2010. Because the new letter of credit expiration date of June 30, 2011 will be beyond the current May 31, 2010 expiration date of the Company’s Credit Agreement, the amendment further provides that if the Credit Agreement would expire while there are outstanding letters of credit, then the Company would be required to either (A) provide a letter of credit from a different financial institution in favor of JPMorgan Chase to support the outstanding letter of credit, or (B) deposit cash in the cash collateral account required by the Credit Agreement in the amount of 105% of the outstanding letter of credit plus fees that would be due through the expiration date. The entire text of the Fifth Amendment to the Credit Agreement is attached to this Form 10-Q as Exhibit 10.2.

Mr. Robert Griffin has informed the Company that he will retire from active employment as an Executive Officer of Escalade, Incorporated effective April 30, 2010. Pursuant to the terms of the 1985 Contributory Deferred Compensation Plan, upon his retirement, the deferred compensation balance owed to Mr. Griffin of approximately $1.3 million will be paid in cash. Mr. Griffin will continue in his role as Chairman of the Board for the Company.

Item 6.	Exhibits

(a)	Exhibits

Number	Description

10.1
Fourth Amendment dated as of March 1, 2010 to Credit Agreement by and Between Escalade, Incorporated and JPMorgan Chase Bank, N.A. Incorporated by reference from the Company’s Form 8-K filed on March 2, 2010.

10.2	Fifth Amendment dated as of April 15, 2010 to Credit Agreement by and Between Escalade, Incorporated and JPMorgan Chase Bank, N.A.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date: April 16, 2010	/s/ Deborah Meinert
Vice President and
Chief Financial Officer