Form 10-Q
period 2010-07-10
ESCALADE INC
filed 2010-08-02
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarter ended July 10, 2010 or

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
Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2010
Common, no par value	12,732,422

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands, except share information)

	July 10, 2010	July 11, 2009	December 26, 2009
	(Unaudited)	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$2,463	$4,137	$3,039
Time deposits	1,250	—	750
Receivables, less allowance of $1,479; $1,411; and $1,485; respectively	21,519	22,607	23,488
Inventories	26,232	28,102	20,905
Prepaid expenses	1,416	2,041	1,617
Assets held for sale	—	3,325	—
Deferred income tax benefit	428	1,945	1,999
Income tax receivable	—	3,434	1,138
TOTAL CURRENT ASSETS	53,308	65,591	52,936

Property, plant and equipment, net	20,042	19,488	21,493
Intangible assets	16,215	17,954	17,181
Goodwill	25,098	25,750	26,215
Investments	9,122	9,409	9,156
Deferred income tax benefit	215	723	—
Other assets	—	678	257
	$124,000	$139,593	$127,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$13,712	$40,052	$27,644
Current portion of long-term debt	2,000	—	—
Trade accounts payable	3,443	2,838	1,578
Accrued liabilities	13,342	14,103	12,738
Deferred compensation	—	—	1,288
Income tax payable	62	961	—
TOTAL CURRENT LIABILITIES	32,559	57,954	43,248

Other Liabilities:
Long-term debt	8,000	—	—
Deferred income tax liability	—	—	1,226
Deferred compensation	—	1,236	—
TOTAL LIABILITIES	40,559	59,190	44,474
Stockholders’ Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 12,724,832; 12,623,542; and 12,656,737; shares respectively	12,725	12,624	12,657
Retained earnings	68,161	63,242	65,341
Accumulated other comprehensive income	2,555	4,537	4,766
	83,441	80,403	82,764
	$124,000	$139,593	$127,238

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 10, 2010	July 11, 2009	July 10, 2010	July 11, 2009

Net sales	$35,737	$35,641	$60,906	$60,599

Costs, expenses and other income:
Cost of products sold	23,828	24,579	40,444	41,675
Selling, general and administrative expenses	8,068	8,748	14,929	16,771
Amortization	391	940	674	1,407
Operating income	3,450	1,374	4,859	746

Interest expense, net	(422)	(658)	(782)	(900)
Other income	53	47	311	231
Income before income taxes	3,081	763	4,388	77

Provision for income tax	1,219	397	1,724	150

Net income (loss)	$1,862	$366	$2,664	$(73)

Per share data:
Basic earnings (loss) per share	$0.15	$0.03	$0.21	$(0.01)
Diluted earnings (loss) per share	$0.14	$0.03	$0.20	$(0.01)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Net income (loss)	$1,862	$366	$2,664	$(73)

Unrealized gain on marketable equity securities available for sale, net of tax of $0, $94, $0, and $75, respectively	—	145	—	116

Foreign currency translation adjustment	(1,388)	964	(2,211)	1,297

Comprehensive income	$474	$1,475	$453	$$1,340

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six Months Ended
	July 10, 2010	July 11, 2009

Operating Activities:
Net income (loss)	$2,664	$(73)
Depreciation and amortization	2,326	3,186
Loss on disposal of property and equipment	11	236
Stock-based compensation	153	273
Adjustments necessary to reconcile net income (loss) to net cash used by operating activities	(951)	4,230
Net cash provided by operating activities	4,203	7,852

Investing Activities:
Purchase of property and equipment	(733)	(1,580)
Purchase of short-term time deposits	(500)	—
Proceeds from sale of property and equipment	4	262
Net cash used by investing activities	(1,229)	(1,318)

Financing Activities:
Net decrease in notes payable	(3,933)	(6,473)
Proceeds from exercise of stock options	29	—
Stock option forfeiture	(22)	—
Director stock compensation	64	—
Net cash used by financing activities	(3,862)	(6,473)
Effect of exchange rate changes on cash	312	459
Net increase (decrease) in cash and cash equivalents	(576)	520
Cash and cash equivalents, beginning of period	3,039	3,617
Cash and cash equivalents, end of period	$2,463	$4,137

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

Note C – Seasonal Aspects

The results of operations for the three and six month periods ended July 10, 2010 and July 11, 2009 are not necessarily indicative of the results to be expected for the full year.

Note D – Inventories

In thousands	July 10, 2010	July 11, 2009	December 26, 2009

Raw materials	$6,913	$9,574	$6,357
Work in progress	3,103	2,751	1,142
Finished goods	16,216	15,777	13,406
	$26,232	$28,102	$20,905

Note E – Equity Interest Investments

The Company has a 50% interest in two joint ventures, Stiga Sports AB (Stiga) and Escalade International, Ltd.  These 50% owned joint ventures are accounted for under the equity method of accounting.  Stiga Sports AB, located in Sweden, is a global sporting goods company producing table tennis equipment and game products.  Escalade International Ltd., located in the United Kingdom, is a sporting goods wholesaler, specializing in fitness and exercise equipment and game tables.  Financial information for these two entities reflected in the table below has been translated from local currency to U.S. dollar using exchange rates in effect at the respective period-end for balance sheet amounts and using average exchange rates for income statement amounts.  Certain differences exist between U.S. GAAP and local GAAP in Sweden and the United Kingdom, and the impact of these differences is not reflected in the summarized information reflected in the table below.  The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes.  The effect on Stiga’s net assets resulting from the amortization of goodwill for the periods ended July 10, 2010 and July 11, 2009 are addbacks to Stiga’s consolidated financial information of $6.2 million and $4.4 million, respectively.  These net differences are comprised of cumulative goodwill adjustments of $8.7 million offset by the related cumulative tax effect of $2.5 million as of July 10, 2010 and cumulative goodwill adjustments of $6.1 million offset by the related cumulative tax effect of $1.7 million as of July 11, 2009. The income statement impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the periods ended July 10, 2010, and July 11, 2009 are to increase Stiga’s net income by approximately $0.9 million and $0.7 million, respectively.  In addition, Escalade has a 49.9% interest in a joint venture in Taiwan which is reporting no income and for which its assets have no material impact on the Company’s financial reporting.  Information regarding this entity is considered immaterial and has not been included in the combined totals listed below.

Summarized financial information for combined Stiga Sports AB and Escalade International, Ltd. balance sheets as of July 10, 2010, July 11, 2009, and December 26, 2009 and statements of operations for the three and six months ended July 10, 2010, and July 11, 2009, of which Escalade, Incorporated is a 50% owner, is as follows:

In thousands	July 10, 2010	July 11, 2009	December 26, 2009

Current assets	$14,582	$13,253	$19,113
Non-current assets	10,897	11,907	11,939
Total assets	25,479	25,160	31,052

Current liabilities	7,773	7,573	9,536
Non-current liabilities	6,979	8,901	9,864
Total liabilities	14,752	16,474	19,400

Net assets	$10,727	$8,686	$11,652

	Three Months Ended		Six Months Ended
	July 10, 2010	July 11, 2009	July 10, 2010	July 11, 2009

Net Sales	$8,329	$6,411	$13,343	$10,236
Gross Profit	3,675	2,772	5,866	4,278
Net Loss	(576)	(180)	(545)	(420)

Note F – Notes Payable

On May 31, 2010 the Company entered into the Sixth Amendment to its Credit Agreement with its issuing bank, JP Morgan Chase Bank, N.A.  The Sixth Amendment amends the Credit Agreement dated as of April 30, 2009, which had a maturity date of May 31, 2010.  The Amendment provides for a multi-year loan facility.  As amended, the Credit Agreement now makes available to the Company a senior revolving credit facility in the maximum principal amount of up to $27 million with a maturity date of May 31, 2012 and a term loan in the principal amount of $10 million with a maturity date of May 31, 2015.  The term loan agreement requires the Company to make repayment of the principal balance in equal installments of $0.5 million per quarter beginning in September 2010. The Amendment also provides a $2 million euro overdraft facility to replace the previous $1 million euro overdraft facility and the revolving Euro credit facility.  A portion of the credit facility not in excess of $5 million is available for the issuance of commercial or standby letters of credit to be issued by Chase.

Note G – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, the Company has recorded the following changes in uncertain tax positions:

	Six Months Ended
In thousands	July 10, 2010	July 11, 2009
Beginning Balance	$536	$954
Additions for current year tax positions	—	7
Additions for prior year tax positions	—	—
Settlements	(262)	—
Reductions Settlements	—	—
Reductions for prior year tax positions	(25)	—
Ending Balance	$249	$961

Note H – Fair Values of Financial Instruments

The following methods were used to estimate the fair value of all financial instruments recognized in the accompanying balance sheets at amounts other than fair values.

Cash and Cash Equivalents and Time Deposits

Fair values of cash and cash equivalents and time deposits approximate cost due to the short period of time to maturity.

Notes Payable and Long-term Debt

As of July 10, 2010, the Company has $8 million of debt classified as long-term, which consists of the non-current portion of the term loan described in Note F. The Company believes the carrying value of both short-term and long-term debt adequately reflects the fair value of these instruments.

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 480 at July 10, 2010 and July 11, 2009.

	July 10, 2010		July 11, 2009
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$2,463	$2,463	$4,137	$4,137
Time deposits	$1,250	$1,250	$—	$—
Available-for-sale securities-mutual funds	$—	$—	$1,403	$1,403

Financial liabilities
Note payable and Long-term debt	$23,712	$23,712	$40,052	$40,052

Note I – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the six months ended July 10, 2010 and pursuant to the 2007 Incentive Plan, in lieu of director fees, the Company awarded to certain directors 21,184 shares of common stock.  In addition, the Company awarded 30,000 stock options to directors and 299,000 stock options to employees.  The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2010 stock options awarded to employees have a graded vesting of 25% per year over four years and are subject to forfeiture if on the vesting date the employee is no longer employed.  The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted.

For the three month and six months ended July 10, 2010, the Company recognized stock based compensation expense of $55 thousand and $217 thousand, respectively, compared to stock based compensation expense of $158 thousand and $273 thousand for the same periods last year.  During the second quarter of 2010, the Company recorded the impact of pre-vesting forfeitures of certain restricted stock units.  The impact of these pre-vesting forfeitures was to reduce stock compensation expense in the second quarter by $259 thousand.  At July 10, 2010 and July 11, 2009, respectively, there was $0.6 and $0.9 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note J - Segment Information

	As of and for the Three Months Ended July 10, 2010
In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$25,577	$10,160	$—	$35,737
Operating income (loss)	4,445	363	(1,358)	3,450
Net income (loss)	2,315	8	(461)	1,862

	As of and for the Six Months Ended July 10, 2010
In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$42,528	$18,378	$—	$60,906
Operating income (loss)	6,522	655	(2,318)	4,859
Net income (loss)	3,232	181	(749)	2,664
Total assets	$69,908	$36,953	$17,139	$124,000

	As of and for the Three Months Ended July 11, 2009
In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$23,403	$12,238	$—	$35,641
Operating income (loss)	2,177	502	(1,305)	1,374
Net income (loss)	691	214	(539)	366

	As of and for the Six Months Ended July 11, 2009
In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$38,970	$21,629	$—	$60,599
Operating income (loss)	2,212	1,500	(2,966)	746
Net income (loss)	200	969	(1,242)	(73)
Total assets	$72,727	$42,741	$24,125	$139,593

Note K – Dividend Payment

The Company has not declared a dividend to be paid in 2010.

Note L - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
All amounts in thousands	July 10, 2010	July 11, 2009	July 10, 2010	July 11, 2009

Weighted average common shares outstanding	12,711	12,624	12,700	12,620
Dilutive effect of stock options and restricted stock units	517	202	488	119
Weighted average common shares outstanding, assuming dilution	13,228	12,826	13,188	12,739

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2010 and 2009 were 529,149 and 492,725, respectively.

Note M – New Accounting Standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended July 10, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009, that are of significance, or potential significance to the Company.

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

Note N – Commitments and Contingencies

The Company has been made aware of a potential financial obligation relating to an 8,600 square foot facility we are sub-leasing in Spain.   We are actively investigating the legitimacy of this claim and the potential recourse options available to us should the claim be valid.  At this time, Management is unable to estimate the potential exposure related to this matter, if any, but does not believe this will create a material adverse impact on our consolidated financial conditions.

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

A majority of the Company’s products are in markets that are experiencing low growth rates. Where the Company enjoys a commanding market position, such as table tennis tables in the Sporting Goods segment and paper folding machines in the Office Products segment, revenue growth is expected to be roughly equal to general growth/decline in the economy. However, in markets that are fragmented and where the Company is not the dominant leader, such as archery in the Sporting Goods segment and data security shredders in the Office Products segment, the Company anticipates growth. To enhance growth, the Company has a strategy of promoting new product innovation and development and brand marketing.  In addition, the Company will continue to investigate acquisition opportunities of companies or product lines that complement or expand the Company’s product lines. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing company structure. Management believes that key indicators in measuring the success of this strategy are revenue growth, earnings growth and the expansion of channels of distribution.

Results of Operations

Operating income for the second quarter more than doubled from the same period in the prior year.  The Company’s operating income for the second quarter and first half of fiscal 2010 was $3.5 million and $4.9 million, respectively, compared to operating income of $1.4 million and $0.7 million for the same periods last year. Consolidated net sales for the second quarter of 2010, compared to the same period in 2009 were up 9% in the Sporting Goods segment, while down 17% in the Office Product segment.  Consolidated net sales for the second quarter and first half of 2010 remain steady and show slight improvement over the same periods last year.

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 10, 2010	July 11, 2009	July 10, 2010	July 11, 2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	66.7%	69.0%	66.4%	68.8%
Gross margin	33.3%	31.0%	33.6%	31.2%
Selling, administrative and general expenses	22.6%	24.5%	24.5%	27.7%
Amortization	1.1%	2.6%	1.1%	2.3%
Operating income	9.6%	3.9%	8.0%	1.2%

Consolidated Revenue and Gross Margin

Revenues from the Sporting Goods business were up 9% in both the first and second quarters compared to the same quarters last year.  Increases in consumer spending and new product distribution are driving sales increases.  Management believes improved sales in the Sporting Goods segment will continue through the remainder of the year.

Compared to last year, revenues from the Office Products business declined 17% and 15% for the second quarter and first half of 2010, respectively.  Excluding the effects of changes in the currency exchange rates, revenues declined 15.4% and 15.9%, for the second quarter and first half of 2010, respectively.  Financial uncertainty in several key markets in Europe, particularly Spain, Germany and the UK, has negatively impacted customer sentiment and slowed recovery.  In addition, many European governments have enacted significant budget cuts which could further impact sales. North America experienced similar decreases in both government and commercial sales channels.  The Company will continue with new product launches to achieve future growth; however, Management expects the challenging sales environment in the Office Product segment to continue through the remainder of 2010.

The overall gross margin ratios for the second quarter and first half of 2010 were 33.3% and 33.6%, respectively, compared to 31.0% and 31.2%, respectively, for same periods last year. Management expects gross margins for the remainder of 2010 to exceed prior year.

Consolidated Selling, General and Administrative Expenses

Compared to the same periods last year, consolidated selling, general and administrative (“SG&A”) costs decreased 7.8% in the second quarter and 10.9% in the first half of 2010.  The Company continues to identify and implement cost savings initiatives while increasing strategic investments in product development and brand marketing.

Provision for Income Taxes

The effective tax rate in the second quarter of 2010 was 39.6% compared to 52.0% in the same period last year. The decrease in the current period tax rate is due mainly to a reduction in the settlement accrued for prior year audits in Germany offset by a decrease in the deferred tax asset relating to forfeitures of restricted stock units.  Also affecting the tax rate for both years are losses in certain foreign countries where a tax benefit is not expected to be realized.  The Company anticipates the effective tax rate for 2010 to be relatively unchanged for the remainder of the year.

Financial Condition and Liquidity

Total bank debt at the end of the first half of 2010 was down 41% from the same period last year, as well as down 14% from the latest year end. The following schedule summarizes the Company’s total bank debt:

In thousands	July 10, 2010	July 11, 2009	December 26, 2009

Notes payable short-term	$13,712	$40,052	$27,644
Current portion long-term debt	2,000	—	—
Long term debt	8,000	—	—
Total bank debt	$23,712	$40,052	$27,644

The Company continues to improve its debt to equity ratio.  As a percentage of stockholders’ equity, total bank debt was 28%, 50% and 33% at July 10, 2010, July 11, 2009 and December 26, 2009, respectively.

During the first half of 2010, operations provided $4.2 million in cash primarily due to positive net income as well as a reduction in accounts receivable and an increase in accounts payable relating to timing differences.

The Company funds working capital requirements through operating cash flows and revolving credit agreements with its bank.  As a result of the successful reduction of existing outstanding debt during the prior year, the Company was able to reduce its borrowing capacity commitment for 2010.  Based on working capital requirements, the Company expects to have access to adequate levels of revolving credit to meet growth needs.

The Company successfully completed negotiations with JPMorgan Chase, its primary lender, regarding amendment to its Senior Secured Revolving Credit Facility and finalized the agreement on May 31, 2010. The Company is continuing to market the Reynosa facility through a national broker and is pursuing all viable offers of purchase or lease. Implementation of a new ERP system at the Office Products U.S. facility has begun with a targeted completion date of year end. Management will evaluate the success of this project before committing to additional implementation sites.  Should the Company decide to abandon the Oracle system at all locations, the remaining book value of the Oracle system of approximately $5.6 million ($3.6 million, net of tax) would be expensed over the estimated remaining economic life of the system.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. To mitigate these risks, the Company has utilized derivative financial instruments among other strategies, but is not currently utilizing any derivative financial instruments.  The Company does not use derivative financial instruments for speculative purposes.

Interest Rates
The Company’s exposure to market-rate risk for changes in interest rates relates primarily to its revolving variable rate bank debt which is based on LIBOR interest rates and its overdraft facility which is based on EURIBOR interest rates. A hypothetical 1% or 100 basis point change in interest rates would not have a significant effect on our consolidated financial position or results of operation.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2010.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Not Required.

Item 1A.  Not Required.

Item 2.	(c) ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 3/20/2010 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939

Second quarter purchases:
03/21/2010–04/17/2010	None	None	No Change	No Change
04/18/2010-05/15/2010	None	None	No Change	No Change
05/16/2010-06/12/2010	None	None	No Change	No Change
06/13/2010-07/10/2010	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. The repurchase plan has no termination date.  There have been no share repurchases that were not part of a publicly announced program.  In February 2008, the Board of Directors increased the remaining amount on this plan to its original level of $3,000,000.  Although authorized by the Board, the Company has agreed to certain restrictions on the repurchase of shares as part of the April 30, 2009 Credit Agreement terms.  The Sixth Amendment contained no changes in these restrictions.

Item 3.	Not Required.

Item 4.	Submission of Matters to a Vote of Security Holders

As previously discussed in the Company’s Form 8-K filed with the SEC on May 5, 2010, on April 30, 2010, Escalade, Incorporated (the “Company”) held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies.  At the Annual Meeting, the stockholders voted on the election of seven directors and the appointment of the Company’s independent registered public accounting firm for the Company’s 2010 fiscal year.

In the election of directors, results of the voting were as follows:

	For	Withheld

George Savitsky (2 year term)	7,081,558	1,736,920
Richard D. White (2 year term)	7,087,929	1,730,549
Edward E. Williams (2 year term)	7,520,979	1,297,499
Robert E. Griffin (1 year term)	6,974,531	1,843,947
Robert J. Keller (1 year term)	6,985,402	1,833,076
Richard F. Baalmann, Jr. (1 year term)	7,519,079	1,299,399
Patrick J. Griffin (1 year term)	6,921,464	1,897,014
Blaine E. Matthews, Jr.	986,803	7,831,675

Therefore, Messrs. Savitsky, White, Williams, R. Griffin, Keller, Baalmann, and P. Griffin were elected to the Board.  Mr. Matthews was not elected and his term as a director of the Company ceased immediately upon the election of the seven directors identified in the previous sentence.

As to the appointment of the firm, BKD, LLP to serve as the Company’s independent registered public accounting firm for the Company’s 2010 fiscal year, the Company’s stockholders ratified such appointment by a vote of 10,935,001 shares FOR, 6,094 shares AGAINST, and 55,026 shares ABSTAINED.  Therefore, the appointment of BKD, LLP was approved.

Item 5.	Not Required.

Item 6.	Exhibits

(a)	Exhibits

Number	Description

3.1	Articles of Incorporation of Escalade, Incorporated, incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q.

3.2	Amended Bylaws of Escalade, Incorporated, as amended through July 29, 2010.

10.1
Sixth Amendment to Credit Agreement dated as of May 31, 2010 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A., incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 4, 2010.

10.2
Overdraft Facility by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A., London Branch, incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on June 4, 2010.

10.3
Master Amendment to Pledge and Security Agreements dated as of May 31, 2010 by and among JPMorgan Chase Bank, N.A., Escalade, Incorporated, and Escalade’s domestic subsidiaries, incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on June 4, 2010. (1)

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

ESCALADE, INCORPORATED

Date: August 02, 2010	/s/ Deborah Meinert
Vice President and Chief Financial Officer