Form 10-Q
period 2010-10-02
ESCALADE INC
filed 2010-11-02
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarter ended Oct 2, 2010 or

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2010
Common, no par value	12,762,422

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands, except share information)

	October 2, 2010	October 3, 2009	December 26, 2009
	(Unaudited)	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,370	$5,735	$3,039
Time deposits	1,500	—	750
Receivables, less allowance of $1,469; $1,635; and $1,485; respectively	23,726	22,007	23,488
Inventories	25,684	27,428	20,905
Prepaid expenses	1,783	1,944	1,617
Assets held for sale	—	3,325	—
Deferred income tax benefit	246	1,966	1,999
Income tax receivable	—	2,146	1,138
TOTAL CURRENT ASSETS	55,309	64,551	52,936

Property, plant and equipment, net	19,929	19,094	21,493
Intangible assets	16,020	17,446	17,181
Goodwill	25,788	26,325	26,215
Investments	10,346	9,176	9,156
Deferred income tax benefit	145	873	—
Other assets	—	706	257
	$127,537	$138,171	$127,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$11,872	$36,577	$27,644
Current portion of long-term debt	2,000	—	—
Trade accounts payable	3,229	3,765	1,578
Accrued liabilities	14,885	14,164	12,738
Deferred compensation	—	—	1,288
Income tax payable	987	—	—
TOTAL CURRENT LIABILITIES	32,973	54,506	43,248

Other Liabilities:
Long-term debt	7,500	—	—
Deferred income tax liability	—	—	1,226
Deferred compensation	—	1,262	—
TOTAL LIABILITIES	40,473	55,768	44,474

Stockholders’ Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding - 12,762,422; 12,623,542; and 12,656,737; shares respectively	12,762	12,624	12,657
Retained earnings	69,365	64,019	65,341
Accumulated other comprehensive income	4,937	5,760	4,766
	87,064	82,403	82,764
	$127,537	$138,171	$127,238

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales	$28,565	$26,358	$89,471	$86,957

Costs, expenses and other income:
Cost of products sold	19,369	18,558	59,813	60,233
Selling, general and administrative expenses	6,469	6,571	21,398	23,342
Amortization	368	617	1,042	2,024
Operating income	2,359	612	7,218	1,358

Interest expense, net	(223)	(630)	(1,005)	(1,530)
Other income	275	966	586	1,197
Income before income taxes	2,411	948	6,799	1,025

Provision for income tax	1,239	330	2,963	480

Net income	$1,172	$618	$3,836	$545

Per share data:
Basic earnings per share	$0.09	$0.05	$0.30	$0.04

Diluted earnings per share	$0.09	$0.05	$0.29	$0.04

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Net income	$1,172	$618	$3,836	$545

Realization of previously unrealized (gains) losses on securities available for sale, net of tax (benefit) of $0, $75, $0 and $0, respectively	—	(116)	—	—

Foreign currency translation adjustment	2,382	1,339	171	2,636

Comprehensive income	$3,554	$1,841	$4,007	$$3,181

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine Months Ended
	October 2, 2010	October 3, 2009

Operating Activities:
Net income	$3,836	$545
Depreciation and amortization	3,437	4,605
Loss (gain) on disposal of property and equipment	(4)	20
Gain on disposal of Investments held for sale	—	(432)
Stock-based compensation	128	362
Adjustments necessary to reconcile net income to net cash used by operating activities	(408)	6,333
Net cash provided by operating activities	6,989	11,433

Investing Activities:
Purchase of property and equipment	(1,047)	(1,594)
Purchase of short-term time deposits	(750)	—
Proceeds from sale of property and equipment	4	268
Proceeds from sale of investments	—	1,645
Net cash provided (used) by investing activities	(1,793)	319

Financing Activities:
Net decrease in notes payable	(5,773)	(9,948)
Principal payment on long-term debt	(500)	—
Proceeds from exercise of stock options	49	—
Stock option forfeiture	(22)	—
Director stock compensation	139	69
Net cash used by financing activities	(6,107)	(9,879)
Effect of exchange rate changes on cash	242	245
Net increase (decrease) in cash and cash equivalents	(669)	2,118
Cash and cash equivalents, beginning of period	3,039	3,617
Cash and cash equivalents, end of period	$2,370	$5,735

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Summary of Significant Accounting Policies

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

Note B - Seasonal Aspects

The results of operations for the three and nine month periods ended October 2, 2010 and October 3, 2009 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	October 2, 2010	October 3, 2009	December 26, 2009

Raw materials	$6,525	$8,640	$6,357
Work in progress	3,224	2,468	1,142
Finished goods	15,935	16,320	13,406
	$25,684	$27,428	$20,905

Note D - Equity Interest Investments

The Company has a 50% interest in two joint ventures, Stiga Sports AB (Stiga) and Escalade International, Ltd. These 50% owned joint ventures are accounted for under the equity method of accounting. Stiga Sports AB, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Escalade International Ltd., located in the United Kingdom, is a sporting goods wholesaler, specializing in fitness and exercise equipment and game tables. Financial information for these two entities reflected in the table below has been translated from local currency to U.S. dollar using exchange rates in effect at the respective period-end for balance sheet amounts and using average exchange rates for income statement amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden and the United Kingdom, and the impact of these differences is not reflected in the summarized information included in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the periods ended October 2, 2010 and October 3, 2009 are addbacks to Stiga’s consolidated financial information of $7.2 million and $5.4 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $10.1 million offset by the related cumulative tax effect of $2.9 million as of October 2, 2010 and cumulative goodwill adjustments of $7.6 million offset by the related cumulative tax effect of $2.2 million as of October 3, 2009. The income statement impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the periods ended October 2, 2010, and October 3, 2009 are to increase Stiga’s net income by approximately $1.1 million and $1.1 million, respectively. In addition, Escalade has a 50% interest in a joint venture in Taiwan which is reporting no income and for which its assets have no material impact on the Company’s financial reporting. Information regarding this entity is considered immaterial and has not been included in the combined totals listed below.

Summarized financial information for combined Stiga Sports AB and Escalade International, Ltd. balance sheets as of October 2, 2010, October 3, 2009, and December 26, 2009 and statements of operations for the three and nine months ended October 2, 2010, and October 3, 2009, of which Escalade, Incorporated is a 50% owner, is as follows:

In thousands	October 2, 2010	October 3, 2009	December 26, 2009

Current assets	$19,350	$17,373	$19,113
Non-current assets	11,647	12,959	11,939
Total assets	30,997	30,332	31,052

Current liabilities	11,488	10,796	9,536
Non-current liabilities	7,280	9,482	9,864
Total liabilities	18,768	20,278	19,400

Net assets	$12,229	$10,054	$11,652

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net Sales	$10,366	$9,583	$23,709	$19,819
Gross Profit	3,969	4,580	9,835	8,859
Net Income (Loss)	363	522	(182)	102

Note E - Notes Payable

On May 31, 2010 the Company entered into the Sixth Amendment to its Credit Agreement with its issuing bank, JP Morgan Chase Bank, N.A. (Chase). The Sixth Amendment amends the Credit Agreement dated as of April 30, 2009, which had a maturity date of May 31, 2010. The Amendment provides for a multi-year loan facility. As amended, the Credit Agreement now makes available to the Company a senior revolving credit facility in the maximum principal amount of up to $27 million with a maturity date of May 31, 2012 and a term loan in the principal amount of $10 million with a maturity date of May 31, 2015. The term loan agreement requires the Company to make repayment of the principal balance in equal installments of $0.5 million per quarter beginning in September 2010. The Amendment also provides a $2 million euro overdraft facility to replace the previous $1 million euro overdraft facility and the revolving Euro credit facility. A portion of the credit facility not in excess of $5 million is available for the issuance of commercial or standby letters of credit to be issued by Chase.

Note F - Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, the Company has recorded the following changes in uncertain tax positions:

	Nine Months Ended
In thousands	October 2, 2010	October 3, 2009
Beginning Balance	$536	$954
Additions for current year tax positions	—	7
Additions for prior year tax positions	—	291
Settlements	(262)	—
Reductions Settlements	—	—
Reductions for prior year tax positions	(25)	—
Ending Balance	$249	$1,252

Note G - Fair Values of Financial Instruments

The following methods were used to estimate the fair value of all financial instruments recognized in the accompanying balance sheets at amounts other than fair values.

Cash and Cash Equivalents and Time Deposits

Fair values of cash and cash equivalents and time deposits approximate cost due to the short period of time to maturity.

Notes Payable and Long-term Debt

As of October 2, 2010, the Company has $7.5 million of debt classified as long-term, which consists of the non-current portion of the term loan described in Note F. The Company believes the carrying value of both short-term and long-term debt adequately reflects the fair value of these instruments.

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 480 at October 2, 2010 and October 3, 2009.

	October 2, 2010		October 3, 2009
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$2,370	$2,370	$2,996	$2,996
Time deposits	$1,500	$1,500	$—	$—
Financial liabilities
Note payable and Long-term debt	$21,372	$21,372	$36,577	$36,577

Note H - Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the nine months ended October 2, 2010 and pursuant to the 2007 Incentive Plan, in lieu of director fees, the Company awarded to certain directors 28,774 shares of common stock. In addition, the Company awarded 30,000 stock options to directors and 299,000 stock options to employees. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2010 stock options awarded to employees have a graded vesting of 25% per year over four years and are subject to forfeiture if on the vesting date the employee is no longer employed. The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted.

For the three month and nine months ended October 2, 2010, the Company recognized stock based compensation expense of $50 thousand and $267 thousand, respectively, compared to stock based compensation expense of $158 thousand and $431 thousand for the same periods last year. During the second quarter of 2010, the Company recorded the impact of pre-vesting forfeitures of certain restricted stock units. The impact of these pre-vesting forfeitures was to reduce stock compensation expense in the second quarter by $259 thousand. At October 2, 2010 and October 3, 2009, respectively, there was $0.6 and $0.7 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note I - Segment Information

	As of and for the Three Months Ended October 2, 2010
In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$20,727	$7,838	$—	$28,565
Operating income (loss)	2,979	187	(807)	2,359
Net income (loss)	1,656	(132)	(352)	1,172

	As of and for the Nine Months Ended October 2, 2010
In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$63,255	$26,216	$—	$89,471
Operating income (loss)	9,501	842	(3,125)	7,218
Net income (loss)	4,888	49	(1,101)	3,836
Total assets	$69,105	$39,350	$19,082	$127,537

	As of and for the Three Months Ended October 3, 2009
In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$17,642	$8,716	$—	$26,358
Operating income (loss)	942	222	(552)	612
Net income (loss)	(233)	(560)	1,411	618

	As of and for the Nine Months Ended October 3, 2009
In thousands	Sporting Goods	Office Products	Corp.	Total

Revenues from external customers	$56,612	$30,345	$—	$86,957
Operating income (loss)	3,154	1,722	(3,518)	1,358
Net income (loss)	(33)	409	169	545
Total assets	$72,254	$41,499	$24,418	$138,171

Note J - Dividend Payment

The Company has not declared a dividend to be paid in 2010.

Note K - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
All amounts in thousands	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Weighted average common shares outstanding	12,740	12,624	12,712	12,620
Dilutive effect of stock options and restricted stock units	569	385	484	163
Weighted average common shares outstanding, assuming dilution	13,309	13,009	13,196	12,783

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2010 and 2009 were 484,649 and 451,725, respectively.

Note L - New Accounting Standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended October 2, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009, that are of significance, or potential significance to the Company.

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

In July 2010, FASB issued Accounting Standards Update 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The guidance in this update is effective for periods ending on or after December 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Note M - Commitments and Contingencies

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

A majority of the Company’s products are in markets that are experiencing low growth rates. Where the Company enjoys a commanding market position, such as table tennis tables in the Sporting Goods segment and paper folding machines in the Office Products segment, revenue growth is expected to be roughly equal to general growth/decline in the economy. However, in markets that are fragmented and where the Company is not the dominant leader, such as archery in the Sporting Goods segment and data security shredders in the Office Products segment, the Company anticipates growth. To enhance growth, the Company has a strategy of promoting new product innovation and development and brand marketing. In the Office Products segment, the Company’s strategic focus is increasingly upon expanding its product and service offerings to assist businesses and governments with their document and information high security needs to secure sensitive customer, employee and business information and to comply with new information privacy laws, rules and regulations. The Company continues to extend the capabilities of its line of shredders to include not only the secure destruction of paper but also the secure destruction and/or de-commissioning of medical patient information, drug prescriptions and adhesive labels, pill and syrup vials, CDs, DVDs, and other forms of magnetic, optical and solid state media. The Company is further exploring opportunities to provide secure on-site and off-site document and data destruction and disposal services to meet the specific needs of its customers.

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

Results of Operations

Net sales for the third quarter and first nine months of 2010 were 8% and 3% higher, respectively, than same periods in the prior year. The Company’s operating income for the third quarter and first nine months of fiscal 2010 was $2.4 million and $7.2 million, respectively, compared to operating income of $0.6 million and $1.4 million for the same periods last year. Net sales for the third quarter of 2010, compared to the same period in 2009 were up 17% in the Sporting Goods segment, while down 10% in the Office Product segment. The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	67.8%	70.4%	66.9%	69.3%
Gross margin	32.2%	29.6%	33.1%	30.7%
Selling, administrative and general expenses	22.6%	24.9%	23.8%	26.8%
Amortization	1.3%	2.4%	1.2%	2.3%
Operating income	8.3%	2.3%	8.1%	1.6%

Consolidated Revenue and Gross Margin

Revenues from the Sporting Goods business were up 17% and 12% for the third quarter and nine months of 2010 compared to the same periods last year. Increases in consumer spending, new product development and expanded product placement are driving sales increases. Management believes improved sales in the Sporting Goods segment will continue through the remainder of the year.

Compared to last year, revenues from the Office Products business declined 10.1% and 13.6% for the third quarter and first nine months of 2010, respectively. Excluding the effects of changes in the currency exchange rates, revenues declined 6.3% and 13.2%, for the third quarter and first nine months of 2010, respectively. Financial uncertainty in several key markets in Europe, particularly Spain, Germany and the UK, has negatively impacted customer sentiment and slowed recovery. North America experienced decreases in both government and commercial sales channels. The sales decline in the third quarter of the year shows a slight improvement over the previous six months. Management is cautiously optimistic this trend will continue to improve. The Company will continue with new product launches to achieve future growth.

The overall gross margin ratios for the third quarter and first nine months of 2010 were 32.2% and 33.1%, respectively, compared to 29.6% and 30.7%, respectively, for same periods last year. Management expects gross margins for the remainder of 2010 will continue to exceed prior year.

Consolidated Selling, General and Administrative Expenses

Compared to the same periods last year, consolidated selling, general and administrative (“SG&A”) costs decreased 1.5% in the third quarter and 8.4% in the first nine months of 2010. During the quarter the Company increased focus on strategic investments in product development and brand marketing and this focus will continue throughout the year.

Provision for Income Taxes

The effective tax rate in the first nine months of 2010 was 44% compared with 47% for the same period last year. The decrease in the current year tax rate is due mainly to a reduction in the settlement accrued for prior year audits in Germany offset by a decrease in the deferred tax asset relating to forfeitures of restricted stock units. Also affecting the tax rate for both years are losses in certain foreign countries where a tax benefit is not expected to be realized. The Company anticipates the effective tax rate for 2010 to be relatively unchanged for the remainder of the year.

Financial Condition and Liquidity

Total bank debt at the end of the first nine months of 2010 was down $15.2 million or 41.5% from the same period last year, and down $6.2 million or 7.8% from the latest year end. The following schedule summarizes the Company’s total bank debt:

In thousands	October 2, 2010	October 3, 2009	December 26, 2009

Notes payable short-term	$11,872	$36,577	$27,644
Current portion long-term debt	2,000	—	—
Long term debt	7,500	—	—
Total bank debt	$21,372	$36,577	$27,644

The Company continues to improve its debt to equity ratio. As a percentage of stockholders’ equity, total bank debt was 25%, 45% and 33% at October 2, 2010, October 3, 2009 and December 26, 2009, respectively.

During the first nine months of 2010, operating activities provided $7.0 million in cash primarily due to positive net income. This cash was used to fund capital expenditures and to reduce debt.

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

The Company successfully completed negotiations with JP Morgan Chase Bank,N.A., its primary lender, regarding amendment to its Senior Secured Revolving Credit Facility and finalized the agreement on May 31, 2010. The Company is continuing to market the Reynosa facility through a national broker and is pursuing all viable offers of purchase or lease; however the real estate market in this area continues to be soft. Implementation of a new ERP system at the Office Products U.S. facility is on schedule with a targeted completion date of year end. Management will evaluate the success of this project before committing to additional implementation sites. Should the Company decide to abandon the Oracle system at all locations, the remaining book value of the Oracle system of approximately $5.3 million ($3.5 million, net of tax) would be expensed over the estimated remaining economic life of the system.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates and interest rates. To mitigate these risks, the Company has utilized derivative financial instruments among other strategies, but is not currently utilizing any derivative financial instruments. The Company does not use derivative financial instruments for speculative purposes.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2010.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Not Required.

Item 1A.	Not Required.

Item 2.	(c) ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 07/10/2010 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
Third quarter purchases:
07/11/2010–08/07/2010	None	None	No Change	No Change
08/08/2010-09/04/2010	None	None	No Change	No Change
09/05/2010-10/02/2010	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ESCALADE, INCORPORATED

Date: November 2, 2010	/s/ Deborah Meinert
Vice President and Chief Financial Officer
(On behalf of the registrant and in her
capacities as Principal Financial Officer
and Principal Accounting Officer)