Form 10-K/A
period 2009-12-26
ESCALADE INC
filed 2011-02-22
CIK 33488

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

Escalade, Incorporated and Subsidiaries

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Escalade, Incorporated (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009, originally filed with the Securities and Exchange Commission on March 5, 2010 (the “Original Filing”).  The Company is filing this Amendment No. 1 for the sole purpose of revising the reports of the Independent Auditors in Item XV to clarify that the Company’s principal accountant, BKD LLP, is responsible for auditing the components of the consolidated statements of cash flows and stockholders’ equity with respect to Martin Yale International GmbH.  In addition, in connection with the filing of this Amendment No. 1 and pursuant to SEC rules, the Company is including with this Amendment No. 1 certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing.  This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.  The filing of this Amendment No. 1 is not a representation that any statements contained in the Company’s Form 10-K are true and complete as of any date other than the date of the Original Filing.

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

	10.11	Fourth Amendment dated as of March 1, 2010 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (o)

(4)	Executive Compensation Plans and Arrangements
	10.12	The Harvard Sports/Indian Industries, Inc. 401(k) Plan as amended and merged in 1993 (b)
	10.13	Martin Yale Industries, Inc. 401(k) Retirement Plan as amended in 1993 (b)
	10.14	Incentive Compensation Plan for Escalade, Incorporated and its subsidiaries (a)
	10.15	Example of contributory deferred compensation agreement between Escalade, Incorporated and certain management employees allowing for deferral of compensation (a)
	10.16	1997 Director Stock Compensation and Option Plan (d)
	10.17	1997 Incentive Stock Option Plan (d)
	10.18	1997 Director Stock Compensation and Option Plan Certificate (f)
	10.19	1997 Incentive Stock Option Plan Certificate (f)
	10.20	Escalade, Incorporated 2007 Incentive Plan, incorporated by reference herein from Annex 1 to the Registrant’s 2007 Definitive Proxy Statement. (g)
	10.21	Employment offer letter dated July 23, 2007 between Robert Keller and Escalade, Inc. (h)
	10.22	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants pursuant to the Escalade Incorporated 2007 Incentive Plan. (i)
	10.23	Escalade, Incorporated schedule of Directors Compensation*
	10.24	Escalade, Incorporated schedule of Executive Officers Compensation*
	10.25	Form of Stock Option Award Agreement utilized in Stock Option grants to employees pursuant to the Escalade, Incorporated 2007 Incentive Plan*
	10.26	Form of Stock Option Award Agreement utilized in Stock Option grants to Directors pursuant to the Escalade, Incorporated 2007 Incentive Plan*

	21	Subsidiaries of the Registrant*
	23.1	Consent of BKD, LLP
	23.2	Consent of FALK GmbH & Co KG
	31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
	31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
	32.1	Chief Executive Officer Section 1350 Certification
	32.2	Chief Financial Officer Section 1350 Certification

*	Filed with the Original Filing of the Company’s Form 10-K on March 5, 2010.
(a)	Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q
(b)	Incorporated by reference from the Company’s 1993 Annual Report on Form 10-K
(c)	Incorporated by reference from the Company’s 1995 Annual Report on Form 10-K
(d)	Incorporated by reference from the Company’s 1997 Proxy Statement
(e)	Incorporated by reference from the Company’s 1998 Third Quarter Report on Form 10-Q
(f)	Incorporated by reference from the Company’s 2004 Annual Report on Form 10-K
(g)	Incorporated by reference from the Company’s 2007 Second Quarter Report on Form 10-Q
(h)	Incorporated by reference from the Company’s 2007 Third Quarter Report on Form 10-Q
(i)	Incorporated by reference from the Company’s Form 8-K filed on February 29, 2008
(j)	Incorporated by reference from the Company’s Form 8-K filed on May 6, 2009
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
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated (Company) as of December 26, 2009, and December 27, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 26, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2009, 2008 and 2007 financial statements (consisting of the balance sheet and related statement of operations) of Martin Yale International, GmbH, a wholly owned subsidiary, which statements were presented on the basis of accounting principles generally accepted in Germany and reflect total assets of $17,061, $20,347 and $22,944 and net sales of $20,532, $26,991 and $30,943 (dollars in thousands) for 2009, 2008 and 2007, respectively, included in the related consolidated financial statement amounts as of and for the years ended December 26, 2009, December 27, 2008, and December 29, 2007. Those balance sheets and statements of operations were audited by other accountants, whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included in the consolidated balance sheets and statements of operations for Martin Yale International, GmbH, is based solely on the reports of the other accountants.

Our audits also included auditing the adjustments to convert the balance sheets and statements of operations of Martin Yale International, GmbH into accounting principles generally accepted in the United States of America for purposes of consolidation. Our audits also included auditing the amounts included in the consolidated statements of cash flows and stockholders’ equity for Martin Yale International, GmbH.

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

ESCALADE, INCORPORATED

By:	/s/ Robert. Keller	February 22, 2011
Robert J. Keller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert E. Griffin	Chairman and Director	February 22, 2011
Robert E. Griffin

/s/ Edward E. Williams	Director	February 22, 2011
Edward E. Williams

/s/ Richard D. White	Director	February 22, 2011
Richard D. White

/s/ George Savitsky	Director	February 22, 2011
George Savitsky

/s/ Richard Baalmann, Jr.	Director	February 22, 2011
Richard Baalmann, Jr.

/s/ Patrick Griffin	Director and President Martin Yale Global	February 22, 2011
Patrick Griffin

/s/ Robert J. Keller	President and Chief Executive Officer	February 22, 2011
Robert J. Keller	(Principal Executive Officer)

/s/ Deborah J. Meinert	Vice President and Chief Financial Officer	February 22, 2011
Deborah J. Meinert	(Principal Financial and Accounting Officer)