Form 10-Q
period 2011-03-19
ESCALADE INC
filed 2011-04-21
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarter ended March 19, 2011 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 12, 2011
Common, no par value	12,836,068

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands, except share information)

	March 19, 2011	March 20, 2010	December 25, 2010
	(Unaudited)	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,583	$3,133	$1,536
Time deposits	1,000	750	1,250
Receivables, less allowance of $1,184; $1,566; and $1,204; respectively	23,938	20,270	25,458
Notes receivable	—	227	—
Inventories	29,080	23,182	22,888
Prepaid expenses	1,829	1,372	1,160
Deferred income tax benefit	1,364	387	1,502
Income tax receivable	430	1,102	1,216
TOTAL CURRENT ASSETS	59,224	50,423	55,010

Property, plant and equipment, net	19,675	20,584	19,844
Intangible assets	15,512	16,757	15,678
Goodwill	26,024	25,681	25,397
Investments	12,564	9,453	11,624
Deferred income tax benefit	—	342	—
	$132,999	$123,240	$127,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$13,331	$24,007	$9,407
Current portion of long-term debt	2,000	—	2,000
Overdraft facility	1,322	780	1,646
Trade accounts payable	4,739	2,878	3,751
Accrued liabilities	12,224	11,348	14,074
Deferred compensation	—	1,315	—
TOTAL CURRENT LIABILITIES	33,616	40,328	30,878

Other Liabilities:
Long-term debt	7,000	—	7,500
Deferred income tax liability	2,105	—	2,145
TOTAL LIABILITIES	42,721	40,328	40,523
Stockholders’ Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 12,812,943; 12,692,759; and 12,780,372; shares respectively	12,813	12,693	12,780
Retained earnings	71,651	66,276	70,329
Accumulated other comprehensive income	5,814	3,943	3,921
	90,278	82,912	87,030
	$132,999	$123,240	$127,553

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three Months Ended
	March 19, 2011	March 20, 2010

Net sales	$27,998	$25,169

Costs, expenses and other income:
Cost of products sold	17,873	16,616
Selling, general and administrative expenses	7,741	6,861
Amortization	317	283
Operating income	2,067	1,409

Interest expense, net	(184)	(360)
Other income	122	258
Income before income taxes	2,005	1,307

Provision for income taxes	802	505

Net income	$1,203	$802

Per share data:
Basic earnings per share	$0.09	$0.06
Diluted earnings per share	$0.09	$0.06

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME(LOSS)(UNAUDITED)

Net income	$1,203	$802

Foreign currency translation adjustment	1,893	(823)

Comprehensive income (loss)	$3,096	$(21)

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three Months Ended
	March 19, 2011	March 20, 2010

Operating Activities:
Net income	$1,203	$802
Depreciation and amortization	962	992
Loss on disposal of property and equipment	22	—
Loss on disposal of Investments held for sale	—	7
Stock-based compensation	85	129
Adjustments necessary to reconcile net income to net cash provided (used) by operating activities	(5,157)	1,604
Net cash provided (used) by operating activities	(2,885)	3,534

Investing Activities:
Purchase of property and equipment	(223)	(54)
Proceeds from disposal of short-term time deposits	250	—
Net cash provided (used) by investing activities	27	(54)

Financing Activities:
Net increase (decrease) in notes payable	3,924	(3,637)
Net decrease in overdraft facility	(324)	(8)
Principal payment on long-term debt	(500)	—
Proceeds from exercise of stock options	14	6
Director stock compensation	52	33
Net cash provided (used) by financing activities	3,166	(3,606)
Effect of exchange rate changes on cash	(261)	220
Net increase in cash and cash equivalents	47	94
Cash and cash equivalents, beginning of period	1,536	3,039
Cash and cash equivalents, end of period	$1,583	$3,133

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 25, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2010 filed with the Securities and Exchange Commission.

Note B - Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Note C - Seasonal Aspects

The results of operations for the three month periods ended March 19, 2011 and March 20, 2010 are not necessarily indicative of the results to be expected for the full year.

Note D - Inventories

In thousands	March 19, 2011	March 20, 2010	December 25, 2010

Raw materials	$8,420	$6,750	$5,973
Work in progress	3,417	2,969	2,497
Finished goods	17,243	13,463	14,418
	$29,080	$23,182	$22,888

Note E – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the periods ended March 19, 2011 and March 20, 2010 are addbacks to Stiga’s consolidated financial information of $8.5 million and $6.0 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $11.9 million offset by the related cumulative tax effect of $3.4 million as of March 19, 2011 and cumulative goodwill adjustments of $8.4 million offset by the related cumulative tax effect of $2.4 million as of March 20, 2010. The statement of operations impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the periods ended March 19, 2011, and March 20, 2010 are to increase Stiga’s net income by approximately $0.4 million and $0.3 million, respectively.

In addition, Escalade has a 50% interest in two joint ventures, Escalade International, Ltd. in the United Kingdom, and Neoteric Industries Inc. in Taiwan. Escalade International Ltd. is a sporting goods wholesaler, specializing in fitness equipment. The Company’s 50% portion of net income for Escalade International for the periods ended March 19, 2011 and March 20, 2010 was $53,735 and $58,031 respectively, and is included in other income on the Company’s statement of operations. The income and assets of Neoteric have no material impact on the Company’s financial reporting. Additional information regarding these entities is considered immaterial and has not been included in the combined totals listed below.

Summarized financial information for Stiga Sports AB balance sheets as of March 19, 2011, March 20, 2010, and December 25, 2010 and statements of operations for the periods ended March 19, 2011 and March 20, 2010 is as follows:

In thousands	March 19, 2011	March 20, 2010	December 25, 2010

Current assets	$16,315	$11,633	$19,384
Non-current assets	11,774	11,667	11,338
Total assets	28,089	23,300	30,722

Current liabilities	6,089	5,873	9,599
Non-current liabilities	9,080	7,801	8,918
Total liabilities	15,169	13,674	18,517

Net assets	$12,920	$9,626	$12,205

	Three Months Ended
	March 19, 2011	March 20, 2010

Net Sales	$4,471	$3,359
Gross Profit	2,260	1,691
Net Loss	(194)	(85)

Note F – Notes Payable

On April 14, 2011, the Company entered into the Seventh Amendment to its Credit Agreement with its issuing bank, JP Morgan Chase Bank, N.A. (Chase). The Seventh Amendment amends the Credit Agreement originally dated as of April 30, 2009, and as amended had a maturity date of May 31, 2012. The Seventh Amendment now makes available to the Company a senior revolving credit facility in the maximum principal amount of up to $22 million with a maturity date of July 31, 2013 and a term loan in the principal amount of $8.5 million with a maturity date of May 31, 2015. The term loan agreement requires the Company to make repayment of the principal balance in equal installments of $0.5 million per quarter beginning in September 2010. The Credit Agreement Amendment also provides a $2 million euro overdraft facility. A portion of the credit facility not in excess of $5 million is available for the issuance of commercial or standby letters of credit to be issued by Chase.

Note G – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, the Company has recorded the following changes in uncertain tax positions:

	Three Months Ended
In thousands	March 19, 2011	March 20, 2010
Beginning Balance	$220	$536
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Settlements	—	(262)
Reductions Settlements	—	—
Reductions for prior year tax positions	—	(25)
Ending Balance	$220	$249

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 480 at March 19, 2011 and March 20, 2010.

	March 19, 2011		March 20, 2010
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$1,583	$1,583	$3,133	$3,133
Time deposits	$1,000	$1,000	$750	$750

Financial liabilities
Note payable and Short-term debt	$13,331	$13,331	$24,007	$24,007
Bank overdraft facility	$1,322	$1,322	$780	$780
Current portion of Long-term debt	$2,000	$2,000	$—	$—
Long-term debt	$7,000	$7,000	$—	$—

Note I – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the three months ended March 19, 2011 and pursuant to the 2007 Incentive Plan, in lieu of director fees, the Company awarded to certain directors 6,585 shares of common stock. In addition, the Company awarded 37,500 stock options to directors and 200,000 stock options to employees. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2011 stock options awarded to employees have a graded vesting of 25% per year over four years and are subject to forfeiture if on the vesting date the employee is no longer employed. The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted.

For the three months ended March 19, 2011 and March 20, 2010, the Company recognized stock based compensation expense of $137 thousand and $162 thousand, respectively. At March 19, 2011 and March 20, 2010, respectively, there was $1.4 million and $1.0 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note J - Segment Information

	As of and for the Three Months Ended March 19, 2011
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$19,187	$8,811	$—	$27,998
Operating income (loss)	2,336	580	(849)	2,067
Net income (loss)	1,324	237	(358)	1,203
Total assets	$70,943	$40,258	$21,798	$132,999

	As of and for the Three Months Ended March 20, 2010
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$16,951	$8,218	$—	$25,169
Operating income (loss)	2,077	292	(960)	1,409
Net income (loss)	917	173	(288)	802
Total assets	$66,715	$38,112	$18,413	$123,240

Note K – Dividend Payment

The Company has not declared a dividend to be paid in 2011.

Note L - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
All amounts in thousands	March 19, 2011	March 20, 2010

Weighted average common shares outstanding	12,804	12,685
Dilutive effect of stock options and restricted stock units	545	462
Weighted average common shares outstanding, assuming dilution	13,349	13,147

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2011 and 2010 were 264,024 and 616,850, respectively.

Note M – New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 19, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010, that are of significance, or potential significance to the Company.

Note N – Commitments and Contingencies

In the second quarter of 2010, the Company was made aware of a potential financial obligation relating to an 8,600 square foot facility the Company is sub-leasing in Spain. At this time, Management is unable to estimate the potential exposure related to this matter, if any, but does not believe this will create a material adverse impact on our consolidated financial conditions.

The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

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

A majority of the Company’s products are in markets that are experiencing low growth rates. Where the Company enjoys a commanding market position, such as table tennis tables in the Sporting Goods segment and paper folding machines in the Information Security and Print Finishing segment, revenue growth is expected to be roughly equal to general growth/decline in the economy. However, in markets that are fragmented and where the Company is not the dominant leader, such as archery in the Sporting Goods segment and data security shredders in the Information Security and Print Finishing segment, the Company anticipates growth. To enhance growth, the Company has a strategy of promoting new product innovation and development and brand marketing. In the Information Security and Print Finishing segment, the Company’s strategic focus is increasingly upon expanding its product and service offerings to assist businesses and governments with their document and information high security needs to secure sensitive customer, employee and business information and to comply with new information privacy laws, rules and regulations. The Company continues to extend the capabilities of its line of shredders to include not only the secure destruction of paper but also the secure destruction and/or de-commissioning of medical patient information, drug prescriptions and adhesive labels, pill and syrup vials, CDs, DVDs, and other forms of magnetic, optical and solid state media. The Company is further exploring opportunities to provide secure on-site and off-site document and data destruction and disposal services to meet the specific needs of its customers.

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

Results of Operations

Consolidated net sales for the first quarter of 2011 were 11% higher compared to the same quarter last year. A portion of the sales increase for the quarter was aided by the timing of shipments which are not expected to be repeated in subsequent quarters. Operating income for the quarter was $2.0 million compared with $1.4 million in the same quarter last year. The primary driver for this increase is gross margin improvements resulting from increased sales volume. The Company is experiencing pricing pressure from suppliers on certain products which may negatively impact future gross margins. The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended
	March 19, 2011	March 20, 2010
Net revenue	100.0%	100.0%
Cost of products sold	63.9%	66.0%
Gross margin	36.1%	34.0%
Selling, administrative and general expenses	27.6%	27.3%
Amortization	1.1%	1.1%
Operating income	7.4%	5.6%

Consolidated Revenue and Gross Margin

Revenues from the Sporting Goods business were up 13.2% for the first quarter of 2011 compared to the same quarter last year. Increases in consumer spending, new product development, expanded product placement and additional customer base are driving sales increases. Management believes improved sales in the Sporting Goods segment will continue through the remainder of the year; although the improvement may be less than that experienced in the first quarter.

Revenues from the Information Security and Print Finishing business increased 7.2% for the first quarter of 2011 compared with the same quarter last year. Excluding the effects of changes in the currency exchange rates, revenues increased 7.4% for the quarter. A portion of the increase in the first quarter is the result of the timing of certain shipments which will not be repeated in subsequent quarters.

The overall gross margin ratio for the first quarter of 2011 was 36.1% compared to 34.0% for the same quarter last year. Management expects gross margins for the remainder of 2011 to be slightly higher than those experienced in the prior year.

Consolidated Selling, General and Administrative Expenses

Compared to the same quarter last year, consolidated selling, general and administrative (“SG&A”) costs increased as a percent of net sales to 27.6%, which is slightly higher than the 27.3% experienced in the same quarter last year. The Company will continue to focus on strategic investments in product development and brand marketing throughout the year.

Provision for Income Taxes

The effective tax rate in the first quarter of 2011 was 40.0% compared with 38.6% for the same quarter last year. The increase in the current year tax rate is due mainly to losses generated in foreign taxing districts for which no tax benefit is expected to be realized.

Financial Condition and Liquidity

Total funded debt at the end of the first three months of 2011 was down $1.2 million or 0.5% from the same quarter last year, and up $3.1 million or 15.0% from the latest year end. The increase in debt is driven by a build-up of inventory to support customer orders from an increased customer base. The following schedule summarizes the Company’s total bank debt:

In thousands	March 19, 2011	March 20, 2010	December 25, 2010

Notes payable short-term	$13,331	$24,007	$9,407
Current portion long-term debt	2,000	—	2,000
Bank overdraft facility	1,322	780	1,646
Long term debt	7,000	—	7,500
Total bank debt	$23,653	$24,787	$20,553

The Company is maintaining a healthy debt to equity ratio. As a percentage of stockholders’ equity, total bank debt was 26%, 30% and 24% at March 19, 2011, March 20, 2010 and December 25, 2010, respectively.

During the first three months of 2011, operating activities used $2.9 million in cash primarily due to increases in inventory and a reduction in accrued liabilities.

The Company funds working capital requirements through operating cash flows and revolving credit agreements with its bank. As a result of the successful reduction of existing outstanding debt during the prior year, the Company was able to again reduce its borrowing capacity commitment. The Company successfully completed negotiations with JP Morgan Chase Bank, N.A., its primary lender, regarding an amendment to its Senior Secured Revolving Credit Facility and finalized the agreement on April 14, 2011. Based on working capital requirements, the Company expects to have access to adequate levels of revolving credit to meet growth needs.

The Company is continuing to market the Reynosa facility through a national broker and is pursuing all viable offers of purchase or lease. There has been increased interest from potential buyers over the past few months. Implementation of a new ERP system was completed at the Wabash, Indiana facility as of the end of 2010 and the Company anticipates initiating roll-outs of additional implementations for its Martin Yale International sites and certain of its Sports sites in 2011. Should the Company decide to abandon the Oracle system at its one remaining location, the remaining book value of the Oracle system of approximately $5.0 million ($3.0 million, net of tax) would be expensed over the estimated remaining economic life of the system.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates and interest rates. The Company attempts to minimize these risks through regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. During the quarter there were no derivatives in use. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2011.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Not Required.

Item 1A.	Not Required.

Item 2.	(c) ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 12/26/2010 under the current repurchase program.	982,916	$8.84	982,916	$ 2,273,939
First quarter purchases:
12/26/2010–01/22/2011	None	None	No Change	No Change
01/23/2011-02/19/2011	None	None	No Change	No Change
02/20/2011-03/19/2011	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$ 2,273,939

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. The repurchase plan has no termination date. There have been no share repurchases that were not part of a publicly announced program. In February 2008, the Board of Directors increased the remaining amount on this plan to its original level of $3,000,000. Although authorized by the Board, the Company has agreed to certain restrictions on the repurchase of shares as part of the April 30, 2009 Credit Agreement terms. The Seventh Amendment contained no changes in these restrictions.

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

ESCALADE, INCORPORATED

Date: April 21, 2011	/s/ Deborah Meinert
Vice President and Chief Financial Officer
(On behalf of the registrant and in her
capacities as Principal Financial Officer
and Principal Accounting Officer)