Form 10-K/A
period 2010-12-25
ESCALADE INC
filed 2011-06-16
CIK 33488

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

Escalade, Incorporated and Subsidiaries

Table of Contents

Part IV
Item 15. Exhibits and Financial Statement Schedules	3

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Escalade, Incorporated (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010, originally filed with the Securities and Exchange Commission on March 1, 2011 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of revising Note 6 – Equity Interest Investments, included in Part IV, Item 15 – Exhibits, Financial Statement Schedules, regarding Stiga Sports AB (Stiga). Note 6 has been revised to eliminate references to Rule 3-09 of Regulation S-X, which Rule is not applicable to the Company as a smaller reporting company. Stiga is a significant equity investee of the Company pursuant to Rule 8-03(b)(3) of Regulation S-X which requires only summarized financial information to be provided with respect to significant equity investees of smaller reporting companies. Therefore, audited financial statements for Stiga are not required to be included in the Company’s Form 10-K in accordance with Rule 8-03(b)(3) nor would such audited financial statements be material to investors. In addition, in connection with the filing of this Amendment No. 1 and pursuant to SEC rules, the Company is including with this Amendment No. 1 certain currently dated certifications and consents.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that may have occurred subsequent to March 1, 2011, the date of the Original Filing. The filing of this Amendment No. 1 is not a representation that any statements contained in the Company’s Form 10-K are true and complete as of any date other than the date of the Original Filing.

Part IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.11	Fourth Amendment dated as of March 1, 2010 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (p)
10.12	Fifth Amendment dated as of April 15, 2010 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (r)
10.13	Sixth Amendment to Credit Agreement dated as of May 31, 2010 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A., (s)
10.14	Overdraft Facility by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A., London Branch (s)

(4)	Executive Compensation Plans and Arrangements

10.15	The Harvard Sports/Indian Industries, Inc. 401(k) Plan as amended and merged in 1993 (c)
10.16	Martin Yale Industries, Inc. 401(k) Retirement Plan as amended in 1993 (c)
10.17	Incentive Compensation Plan for Escalade, Incorporated and its subsidiaries (a)
10.18	Example of contributory deferred compensation agreement between Escalade, Incorporated and certain management employees allowing for deferral of compensation (a)
10.19	1997 Director Stock Compensation and Option Plan (e)
10.20	1997 Incentive Stock Option Plan (e)
10.21	1997 Director Stock Compensation and Option Plan Certificate (g)
10.22	1997 Incentive Stock Option Plan Certificate (g)
10.23	Escalade, Incorporated 2007 Incentive Plan, incorporated by reference herein from Annex 1 to the Registrant’s 2007 Definitive Proxy Statement. (h)
10.24	Employment offer letter dated July 23, 2007 between Robert Keller and Escalade, Inc. (i)
10.25	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants pursuant to the Escalade Incorporated 2007 Incentive Plan. (j)
10.26	Escalade, Incorporated schedule of Directors Compensation*
10.27	Escalade, Incorporated schedule of Executive Officers Compensation*
10.28	Form of Stock Option Award Agreement utilized in Stock Option grants to employees pursuant to the Escalade, Incorporated 2007 Incentive Plan (t)
10.29	Form of Stock Option Award Agreement utilized in Stock Option grants to Directors pursuant to the Escalade, Incorporated 2007 Incentive Plan (t)

21	Subsidiaries of the Registrant*
23.1	Consent of BKD, LLP
23.2	Consent of FALK GmbH & Co KG
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer Section 1350 Certification
32.2	Chief Financial Officer Section 1350 Certification

* Filed with the Original Filing of the Company’s Form 10-K on March 1, 2011.
(a)	Incorporated by reference from the Company’s Form S-2 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987
(b)	Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q
(c)	Incorporated by reference from the Company’s 1993 Annual Report on Form 10-K
(d)	Incorporated by reference from the Company’s 1995 Annual Report on Form 10-K
(e)	Incorporated by reference from the Company’s 1997 Proxy Statement
(f)	Incorporated by reference from the Company’s 1998 Third Quarter Report on Form 10-Q
(g)	Incorporated by reference from the Company’s 2004 Annual Report on Form 10-K
(h)	Incorporated by reference from the Company’s 2007 Second Quarter Report on Form 10-Q
(i)	Incorporated by reference from the Company’s 2007 Third Quarter Report on Form 10-Q
(j)	Incorporated by reference from the Company’s Form 8-K filed on February 29, 2008
(k)	Incorporated by reference from the Company’s Form 8-K filed on May 6, 2009
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

In accordance with Rule 8-03(b)(3) of Regulation S-X, summarized financial information for Stiga Sports AB balance sheets as of December 31, 2010 and 2009, and statements of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

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

The fair value of each option grant award is estimated on the grant date using the Black-Scholes-Merton option valuation model using the following assumptions:

	2010	2009	2008

Risk-free interest rates	1.36%	1.15% to 1.38%	—
Dividend yields	0%	0%	—
Volatility factors of expected market price of common stock	97.64% to 116.63%	81.34% to 94.93%	—
Weighted average expected life of the options	1-4 years	1-3 years	—

The following table summarizes stock option transactions for the three years ended 2010:

	2010		2009		2008
	Shares	Option Price	Shares	Option Price	Shares	Option Price

Outstanding at beginning of year	842,600	$0.64 to $13.40	390,867	$6.99 to $19.21	446,343	$6.99 to $19.21

Issued during year	329,000	$2.56	712,000	$0.64 to $0.89	—	—

Canceled or expired	(167,576)		(260,267)		(10,726)

Exercised during year	(75,000)	$0.64 to $0.89	—		(44,750)	$6.99 to $9.03

Outstanding at end of year	929,024	$0.64 to $11.26	842,600	$0.64 to $13.40	390,867	$6.99 to $19.21

Exercisable at end of year	87,524		191,850		314,117
Weighted-average fair value of options granted during the year	$1.80		$0.38		$—

The following table summarizes information about stock options outstanding at December 25, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

$0.64 - $0.89	522,000	3.3 years	$0.64	5,000	$0.89
$2.56	324,500	4.2 years	$2.56	—	$—
$9.35 - $11.26	82,524	0.3 years	$10.97	82,524	$10.97
	929,024			87,524

Note 12 — Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects were as follows:

In Thousands	2010	2009	2008
Realization of previously unrealized gains on available-for-sale investments net of tax of $0, $0, and $210 in 2010, 2009 and 2008, respectively	$—	$—	$	(320)
Change in foreign currency translation adjustment	(845)	1,642		(2,344)
Change in unrealized loss on interest rate swap agreement net of tax of $0, $0, and $23, in 2010, 2009 and 2008, respectively	—	—		(35)
	$(845)	$1,642		$(2,699)

The components of accumulated other comprehensive income, net of tax, were as follows:

In Thousands	2010	2009	2008
Foreign currency translation adjustment	3,921	4,766	3,124
	$3,921	$4,766	$3,124

Note 13 — Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands	2010	2009	2008

Income (loss) before taxes:
United States of America (USA)	$10,919	$3,359	$(10,106)
Non USA	(1,843)	(754)	(74)
	$9,076	$2,605	$(10,180)
Provision for taxes:
Current
Federal	$118	$(906)	$(2,575)
State	180	(685)	804
International	(194)	364	575
	104	(1,227)	(1,196)
Deferred
Federal	2,802	1,686	(774)
State	59	964	(714)
International	52	(475)	—
	2,913	2,175	(1,488)
	$3,017	$948	$(2,684)

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
$3,185

Note 18 -– Fair Values of Financial Instruments

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

ESCALADE, INCORPORATED

By:

/s/ Robert J. Keller	June 16, 2011
Robert J. Keller President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert E. Griffin	Chairman and Director	June 16, 2011
Robert E. Griffin

/s/ Edward E. Williams	Director	June 16, 2011
Edward E. Williams

/s/ Richard D. White	Director	June 16, 2011
Richard D. White

/s/ George Savitsky	Director	June 16, 2011
George Savitsky

/s/ Richard Baalmann, Jr.	Director	June 16, 2011
Richard Baalmann, Jr.

/s/ Patrick Griffin	Director and President Martin Yale Global	June 16, 2011
Patrick Griffin

/s/ Robert J. Keller	Director and President and Chief Executive Officer (Principal Executive Officer)	June 16, 2011
Robert J. Keller

/s/ Deborah J. Meinert	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 16, 2011
Deborah J. Meinert