Form 10-Q
period 2011-07-09
ESCALADE INC
filed 2011-08-09
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarter ended July 09, 2011 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2011
Common, no par value	12,862,056

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands, except share information)

	July 09, 2011	July 10, 2010	December 25, 2010
	(Unaudited)	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,224	$2,463	$1,536
Time deposits	1,000	1,250	1,250
Receivables, less allowance of $940; $1,479; and $1,204; respectively	22,610	21,519	25,458
Inventories	32,727	26,232	22,888
Prepaid expenses	1,863	1,416	1,160
Deferred income tax benefit	1,309	428	1,502
Income tax receivable	—	—	1,216
TOTAL CURRENT ASSETS	61,733	53,308	55,010

Property, plant and equipment, net	19,593	20,042	19,844
Intangible assets	15,054	16,215	15,678
Goodwill	26,163	25,098	25,397
Investments	12,732	9,122	11,624
Deferred income tax benefit	—	215	—
	$135,275	$124,000	$127,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$13,825	$15,104	$11,053
Current portion of long-term debt	2,000	2,000	2,000
Trade accounts payable	4,773	3,443	3,751
Accrued liabilities	13,179	11,950	14,074
Income tax payable	955	62	—
TOTAL CURRENT LIABILITIES	34,732	32,559	30,878

Other Liabilities:
Long-term debt	6,000	8,000	7,500
Deferred income tax liability	2,155	—	2,145
TOTAL LIABILITIES	42,887	40,559	40,523

Stockholders’ Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 12,855,936; 12,724,832; and 12,780,372; shares respectively	12,856	12,725	12,780
Retained earnings	73,385	68,161	70,329
Accumulated other comprehensive income	6,147	2,555	3,921
	92,388	83,441	87,030
	$135,275	$124,000	$127,553

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 09, 2011	July 10, 2010	July 09, 2011	July 10, 2010

Net sales	$40,850	$35,737	$68,848	$60,906

Costs, expenses and other income:
Cost of products sold	28,043	23,828	45,916	40,444
Selling, general and administrative expenses	9,598	8,068	17,339	14,929
Amortization	492	391	809	674
Operating income	2,717	3,450	4,784	4,859

Interest expense, net	(228)	(422)	(412)	(782)
Other income	513	53	635	311
Income before income taxes	3,002	3,081	5,007	4,388

Provision for income tax	1,517	1,219	2,319	1,724

Net income	$1,485	$1,862	$2,688	$2,664

Per share data:
Basic earnings per share	$0.12	$0.15	$0.21	$0.21
Diluted earnings per share	$0.11	$0.14	$0.20	$0.20

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 09, 2011	July 10, 2010	July 09, 2011	July 10, 2010

Net income	$1,485	$1,862	$2,688	$2,664

Foreign currency translation adjustment	333	(1,388)	2,226	(2,211)

Comprehensive income	$1,818	$474	$4,914	$453

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six Months Ended
	July 09, 2011	July 10, 2010

Operating Activities:
Net income	$2,688	$2,664
Depreciation and amortization	2,344	2,326
Loss on disposal of property and equipment	39	11
Stock-based compensation	218	153
Adjustments necessary to reconcile net income to net cash provided by operating activities	(5,114)	(1,556)
Net cash provided by operating activities	175	3,598

Investing Activities:
Purchase of property and equipment	(984)	(733)
Purchase of short-term time deposits	—	(500)
Proceeds from sale of short-term time deposits	250	—
Proceeds from sale of property and equipment	—	4
Net cash used by investing activities	(734)	(1,229)

Financing Activities:
Net increase (decrease) in notes payable	2,772	(3,328)
Principal payments on long-term debt	(1,500)	—
Proceeds from exercise of stock options	87	29
Stock option forfeiture	—	(22)
Director stock compensation	138	64
Net cash provided (used) by financing activities	1,497	(3,257)
Effect of exchange rate changes on cash	(250)	312
Net increase (decrease) in cash and cash equivalents	688	(576)
Cash and cash equivalents, beginning of period	1,536	3,039
Cash and cash equivalents, end of period	$2,224	$2,463

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

Note C - Seasonal Aspects

The results of operations for the three and six month periods ended July 09, 2011 and July 10, 2010 are not necessarily indicative of the results to be expected for the full year.

Note D - Inventories

In thousands	July 09, 2011	July 10, 2010	December 25, 2010

Raw materials	$9,465	$6,913	$5,973
Work in progress	3,940	3,103	2,497
Finished goods	19,322	16,216	14,418
	$32,727	$26,232	$22,888

Note E – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the periods ended July 09, 2011 and July 10, 2010 are addbacks to Stiga’s consolidated financial information of $9.1 million and $6.2 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $12.7 million offset by the related cumulative tax effect of $3.6 million as of July 09, 2011 and cumulative goodwill adjustments of $8.7 million offset by the related cumulative tax effect of $2.5 million as of July 10, 2010. The statement of operations impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the periods ended July 09, 2011, and July 10, 2010 are to increase Stiga’s net income by approximately $1.1 million and $0.9 million, respectively. The Company’s 50% portion of net income for Stiga for the periods ended July 09, 2011 and July 10, 2010 was $0.5 million and $0.2 million, respectively, and is included in other income on the Company’s statement of operations.

In addition, Escalade has a 50% interest in two joint ventures, Escalade International, Ltd. in the United Kingdom, and Neoteric Industries Inc. in Taiwan. Escalade International Ltd. is a sporting goods wholesaler, specializing in fitness equipment. The Company’s 50% portion of net income for Escalade International for the periods ended July 09, 2011 and July 10, 2010 was $67,306 and $51,501,respectively, and is included in other income on the Company’s statement of operations. The income and assets of Neoteric have no impact on the Company’s financial reporting. Additional information regarding these entities is considered immaterial and has not been included in the combined totals listed below.

Summarized financial information for Stiga Sports AB balance sheets as of July 09, 2011, July 10, 2010, and December 25, 2010 and statements of operations for the periods ended July 09, 2011 and July 10, 2010 is as follows:

In thousands	July 09, 2011	July 10, 2010	December 25, 2010

Current assets	$15,728	$10,828	$19,384
Non-current assets	11,393	10,797	11,338
Total assets	27,121	21,625	30,722

Current liabilities	5,965	6,023	9,599
Non-current liabilities	8,613	6,979	8,918
Total liabilities	14,578	13,002	18,517

Net assets	$12,543	$8,623	$12,205

	Three Months Ended		Six Months Ended
	July 09, 2011	July 10, 2010	July 09, 2011	July 10, 2010

Net sales	$9,147	$6,014	$13,618	$9,373
Gross profit	5,314	2,864	7,574	4,555
Net income(loss)	239	(563)	45	(648)

Note F – Notes Payable

On April 14, 2011, the Company entered into the Seventh Amendment to its Credit Agreement with its issuing bank, JP Morgan Chase Bank, N.A. (Chase). The Seventh Amendment amends the Credit Agreement originally dated as of April 30, 2009, and as amended had a maturity date of May 31, 2012. The Seventh Amendment now makes available to the Company a senior revolving credit facility in the maximum principal amount of up to $22 million with a maturity date of July 31, 2013 and a term loan in the principal amount of $8.5 million with a maturity date of May 31, 2015. The term loan agreement requires the Company to make repayment of the principal balance in equal installments of $0.5 million per quarter beginning in September 2010. A portion of the credit facility not in excess of $5 million is available for the issuance of commercial or standby letters of credit to be issued by Chase. The Credit Agreement Amendment also provides a two (2) million euro overdraft facility.

Note G – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, the Company has recorded the following changes in uncertain tax positions:

	Six Months Ended
In thousands	July 09, 2011	July 10, 2010
Beginning balance	$220	$536
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Settlements	—	(262)
Reductions or settlements	—	—
Reductions for prior year tax positions	—	(25)
Ending balance	$220	$249

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 820 at July 09, 2011, July 10, 2010, and December 25, 2010.

	July 09, 2011		July 10, 2010		December 25, 2010
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$2,224	$2,224	$2,463	$2,463	$1,536	$1,536
Time deposits	1,000	1,000	1,250	1,250	1,250	1,250

Financial liabilities
Note payable and Short-term debt	13,825	13,825	15,104	15,104	11,053	11,053
Current portion of Long-term debt	2,000	2,000	2,000	2,000	2,000	2,000
Long-term debt	6,000	6,000	8,000	8,000	7,500	7,500

The outstanding balance of the euro overdraft facility is included in Notes payable and Short-term debt. For the periods ended July 09, 2011, July 10, 2010, and December 25, 2010, the balance of the euro overdraft facility was $2.1 million, $1.4 million, and $1.6 million, respectively.

Note I – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the six months ended July 09, 2011 and pursuant to the 2007 Incentive Plan, in lieu of director fees payable in cash, the Company awarded to certain directors 13,703 shares of common stock. In addition, the Company awarded 37,500 stock options to directors and 200,000 stock options to employees. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2011 stock options awarded to employees have a graded vesting of 25% per year over four years and are subject to forfeiture if on the vesting date the employee is no longer employed. The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted.

For the three months and six months ended July 09, 2011, the Company recognized stock based compensation expense of $137 thousand and $356 thousand, respectively, compared to stock based compensation expense of $55 thousand and $217 thousand for the same periods last year. At July 9, 2011 and July 10, 2010, respectively, there was $1.2 million and $0.6 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note J - Segment Information

	As of and for the Three Months Ended July 09, 2011
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$29,743	$11,107	$—	$40,850
Operating income (loss)	3,987	(312)	(958)	2,717
Net income (loss)	2,278	(610)	(183)	1,485

	As of and for the Six Months Ended July 09, 2011
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$48,930	$19,918	$—	$68,848
Operating income (loss)	6,323	268	(1,807)	4,784
Net income (loss)	3,602	(373)	(541)	2,688
Total assets	$73,116	$42,261	$19,898	$135,275

	As of and for the Three Months Ended July 10, 2010
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$25,577	$10,160	$—	$35,737
Operating income (loss)	4,445	363	(1,358)	3,450
Net income (loss)	2,315	8	(461)	1,862

	As of and for the Six Months Ended July 10, 2010
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$42,528	$18,378	$—	$60,906
Operating income (loss)	6,522	655	(2,318)	4,859
Net income (loss)	3,232	181	(749)	2,664
Total assets	$69,908	$36,953	$17,139	$124,000

Note K – Dividend Payment

The Company has not declared a dividend to be paid in 2011.

Note L - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
All amounts in thousands	July 09, 2011	July 10, 2010	July 09, 2011	July 10, 2010

Weighted average common shares outstanding	12,839	12,711	12,824	12,700
Dilutive effect of stock options and restricted stock units	429	517	438	488
Weighted average common shares outstanding, assuming dilution	13,268	13,228	13,262	13,188

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2011 and 2010 were 252,024 and 529,149, respectively.

Note M – New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended July 09, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010, that are of significance, or potential significance to the Company.

Note N – Commitments and Contingencies

In the second quarter of 2010, the Company was made aware of a potential financial obligation relating to an 8,600 square foot facility the Company is sub-leasing in Spain. On July 1, 2011, the Company received a release of any financial obligation related to this matter, other than lease payments under the existing lease agreement which expires in April 2012.

The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, Escalade’s ability to successfully integrate the operations of acquired assets and businesses, new product development, the continuation and development of key customer and supplier relationships, Escalade’s ability to control costs, general economic conditions, fluctuation in operating results, changes in foreign currency exchange rates, changes in the securities market, Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing, and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of Management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

In addition, the Company will continue to investigate acquisition opportunities of companies or product lines that complement or expand the Company’s existing product lines. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing company structure. Management believes that key indicators in measuring the success of this strategy are revenue growth, earnings growth and the expansion of channels of distribution.

Results of Operations

Consolidated net revenues for the second quarter of 2011, compared to the same period in 2010 were up 14%. Year to date revenues were up 13% over the same period last year. The Company’s operating income for the second quarter and first half of fiscal 2011 was $2.7 million and $4.8 million, respectively, compared to operating income of $3.5 million and $4.9 million for the same periods last year. As expected, much of the increase in sales for the quarter was driven by product lines with lower margins which affected gross margin percentages. The Company is also experiencing pricing pressures from suppliers on certain products. In addition, the Company has invested in marketing and product development for which the benefit is expected in future periods.

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 09, 2011	July 10, 2010	July 09, 2011	July 10, 2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	68.6%	66.7%	66.7%	66.4%
Gross margin	31.4%	33.3%	33.3%	33.6%
Selling, administrative and general expenses	23.5%	22.6%	25.2%	24.5%
Amortization	1.2%	1.1%	1.2%	1.1%
Operating income	6.7%	9.6%	6.9%	8.0%

Consolidated Revenue and Gross Margin

Revenues from the Sporting Goods business were up 16.3% for the quarter and 15.1% for the first half of 2011, compared with the same periods prior year. Sales increases are largely a result of new product distribution and increases in customer demand for the Company’s products. Management believes improved sales in the Sporting Goods segment will continue throughout the remainder of the year; although the percent of increase may be less than what was experienced in the first half of 2011.

Compared to last year, revenues from the Information Security and Print Finishing business were up 9.3% and 8.4% for the second quarter and first half of 2011, respectively. Excluding the effects of changes in the currency exchange rates, revenues were up 3.5% and 5.4%, for the second quarter and first half of 2011, respectively. The Company will continue to market its new product launches to achieve future growth; however, economic pressures in parts of Europe and a slowing in the office channel in North America will provide challenges for the remainder of the year. A portion of the increase in the first quarter is the result of one time shipments in North America which were not repeated in the second quarter.

The overall gross margin ratios for the second quarter and first half of 2011 were 31.4% and 33.3%, respectively, compared to 33.3% and 33.6%, respectively, for same periods last year. As mentioned, a portion of the sales growth was in product categories with lower gross margin percentages. The Information Security and Print Finishing segment also experienced some start-up inefficiencies on new products which had a slight negative impact on gross margins.

Consolidated Selling, General and Administrative Expenses

Compared to the same periods last year, consolidated selling, general and administrative (“SG&A”) costs increased as a percent of net sales to 23.5% and 25.2% for the three and six months periods in 2011; up from 22.6% and 24.5% for the three and six months periods in 2010. Increases were expected as the Company continues to focus on product development and marketing efforts to strengthen brand recognition and expand distribution.

Provision for Income Taxes

The effective tax rate in the second quarter of 2011 was 50.5% compared to 39.6% in the same period last year. The effective tax rate year to date is 46.3% and 39.3% for 2011 and 2010, respectively. The increase in the current period tax rate is due mainly to a valuation allowance adjustment for a net operating loss carryforward in Spain where a tax benefit is not expected to be fully realized and current year tax losses in several international locations where a tax benefit is not expected to be realized. The inability to offset domestic tax gains with foreign tax losses is expected to negatively impact the Company’s effective tax rate for the remainder of the year.

Financial Condition and Liquidity

Total bank debt at the end of the first half of 2011 was down 13.1% or $3.3 million from the same period last year. Debt was up 6.2% or $1.3 million from the latest year end. The Company believes its debt leverage is appropriate based on current sales levels and working capital requirements. The following schedule summarizes the Company’s total bank debt:

In thousands	July 09, 2011	July 10, 2010	December 25, 2010

Notes payable short-term	$13,825	$15,104	$11,053
Current portion long-term debt	2,000	2,000	2,000
Long term debt	6,000	8,000	7,500
Total bank debt	$21,825	$25,104	$20,553

As a percentage of stockholders’ equity, total bank debt was 23%, 30% and 24% at July 09, 2011, July 10, 2010 and December 25, 2010, respectively.

During the first half of 2011, operations provided $0.2 million in cash. Planned increases in inventory levels in order to adequately respond to customer demand for new product offerings and increased sales activity offset most of the cash generated from operating profits.

The Company funds working capital requirements through operating cash flows and revolving credit agreements with its bank. Based on working capital requirements, the Company expects to have access to adequate levels of revolving credit to meet growth needs.

Since 2009, the Company has been assessing the performance of its Oracle ERP system which was implemented at two Company locations during 2008. At the beginning of 2011, the Company replaced the Oracle system at its Wabash, Indiana facility. On June 27, 2011, the Company signed an agreement to purchase a new ERP system for certain of its Sporting Goods businesses. The Company is currently evaluating the feasibility of replacing the Oracle system at its one remaining Sporting Goods site. This evaluation is expected to be completed by mid-August, 2011, at which time a plan of replacement could be established. Should the replacement of Oracle prove feasible, the Company expects to reduce the remaining depreciable life of the Oracle asset which will accelerate the recognition, through increased depreciation expense, of the remaining book value of the Oracle system equally over the remaining two quarters of the current fiscal year. As of the end of the second quarter, the remaining book value of the Oracle system is approximately $4.8 million ($3.1 million, net of tax). In April 2011, the Company began implementation of a new ERP system at its Martin Yale European locations. The approximate cost of the ERP implementations is expected to be $0.5 million for Martin Yale Europe and $1.6 million for the Sporting Goods sites.

The Company is continuing to market its Reynosa facility through a national broker and is aggressively pursuing all viable offers for purchase or lease. The Company discontinued operations in Reynosa in February 2009.

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

The geographic areas outside the United States in which the Company operates are generally not considered to be highly inflationary. Nonetheless, the Company’s foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain inter-company transactions that are denominated in currencies other than the respective functional currency. Operating results as well as assets and liabilities are also subject to the effect of foreign currency translation when the operating results, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in the Company’s consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2011.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Not Required.

Item 1A.	Not Required.

Item 2. (c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchased prior to 3/19/2011 under the current repurchase program.	982,916	$8.84	982,916	$ 2,273,939
Second quarter purchases:
03/20/2011–04/16/2011	None	None	No Change	No Change
04/17/2011-05/14/2011	None	None	No Change	No Change
05/15/2011-06/11/2011	None	None	No Change	No Change
06/12/2011-07/09/2011	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$ 2,273,939

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

As previously discussed in the Company’s Form 8-K filed with the SEC on May 4, 2011, on April 29, 2011, Escalade, Incorporated (the “Company”) held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies. At the Annual Meeting, the stockholders voted on the election of four directors for a two-year term and the appointment of the Company’s independent registered public accounting firm for the Company’s 2011 fiscal year.

In the election of directors, results of the voting were as follows:

	For	Withheld

Robert E. Griffin	8,843,231	870,727
Robert J. Keller	8,863,537	850,421
Richard F. Baalmann, Jr.	8,963,757	750,201
Patrick J. Griffin	8,157,301	1,556,657

Therefore, Messrs. R. Griffin, Keller, Baalmann, and P. Griffin were elected to the Board for a two-year term. There were 2,704,693 broker non-votes with respect to the election of directors.

As to the appointment of the firm, BKD, LLP to serve as the Company’s independent registered public accounting firm for the Company’s 2011 fiscal year, the Company’s stockholders ratified such appointment by a vote of 11,643,246 shares FOR, 37,056 shares AGAINST, and 34,850 shares ABSTAINED, with no broker non-votes. Therefore, the appointment of BKD, LLP was approved.

Item 5.	Not Required.

Item 6.	Exhibits

(a)	Exhibits

Number	Description

3.1	Articles of Incorporation of Escalade, Incorporated, incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q.

3.2	Amended Bylaws of Escalade, Incorporated, as amended through July 29, 2010, incorporated by reference from the Company’s 2010 Second Quarter Report on Form 10-Q.

10.1
Seventh Amendment to Credit Agreement dated as of April 14, 2011 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A., incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 20, 2011.

10.2
Second Amended and Restated Revolving USD Note by Escalade, Incorporated and in favor of JPMorgan Chase Bank, N.A., incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on April 20, 2011.

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

ESCALADE, INCORPORATED

Date: August 09, 2011	/s/ Deborah Meinert
Vice President and Chief Financial Officer (On behalf of the registrant and in her capacities as Principal Financial Officer and Principal Accounting Officer)