Form 10-Q
period 2011-10-01
ESCALADE INC
filed 2011-11-01
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarter ended October 1, 2011 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2011
Common, no par value	12,883,948

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands, except share information)

	October 1, 2011	December 25, 2010	October 2, 2010
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,433	$1,536	$2,370
Time deposits	1,200	1,250	1,500
Receivables, less allowance of $920; $1,204; and $1,469; respectively	23,728	25,458	23,726
Inventories	35,911	22,888	25,684
Prepaid expenses	1,545	1,160	1,783
Deferred income tax benefit	1,273	1,502	246
Income tax receivable	—	1,216	—
TOTAL CURRENT ASSETS	68,090	55,010	55,309

Property, plant and equipment, net	13,879	19,844	19,929
Intangible assets	14,560	15,678	16,020
Goodwill	25,646	25,397	25,788
Investments	12,911	11,624	10,346
Deferred income tax benefit	—	—	145
	$135,086	$127,553	$127,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$18,129	$11,053	$13,829
Current portion of long-term debt	2,000	2,000	2,000
Trade accounts payable	4,913	3,751	3,229
Accrued liabilities	14,763	14,074	12,928
Income tax payable	651	—	987
TOTAL CURRENT LIABILITIES	40,456	30,878	32,973

Other Liabilities:
Long-term debt	5,500	7,500	7,500
Deferred income tax liability	2,208	2,145	—
TOTAL LIABILITIES	48,164	40,523	40,473

Stockholders’ Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 12,876,806; 12,780,372; and 12,762,422; shares respectively	12,877	12,780	12,762
Retained earnings	69,951	70,329	69,365
Accumulated other comprehensive income	4,094	3,921	4,937
	86,922	87,030	87,064
	$135,086	$127,553	$127,537

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net sales	$28,734	$28,565	$97,582	$89,471

Costs, expenses and other income:
Cost of products sold	20,428	19,369	66,344	59,813
Selling, general and administrative expenses	8,725	6,469	26,064	21,398
Amortization	436	368	1,245	1,042
Operating income (loss)	(855)	2,359	3,929	7,218

Interest expense, net	(117)	(223)	(529)	(1,005)
Other income	1,065	275	1,700	586
Income before income taxes	93	2,411	5,100	6,799

Provision for income tax	473	1,239	2,792	2,963

Net income (loss)	$(380)	$1,172	$2,308	$3,836

Per share data:
Basic earnings (loss) per share	$(0.03)	$0.09	$0.18	$0.30
Diluted earnings (loss) per share	$(0.03)	$0.09	$0.17	$0.29
Cash dividend paid	$0.25	—	$0.25	—

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income (loss)	$(380)	$1,172	$2,308	$3,836

Foreign currency translation adjustment	(2,053)	2,382	173	171

Comprehensive income (loss)	$(2,433)	$3,554	$2,481	$4,007

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine Months Ended
	October 1, 2011	October 2, 2010

Operating Activities:
Net income	$2,308	$3,836
Depreciation and amortization	5,652	3,437
Gain on disposal of property and equipment	(345)	(4)
Stock-based compensation	310	128
Adjustments necessary to reconcile net income to net cash provided by operating activities	(8,969)	(2,365)
Net cash provided (used) by operating activities	(1,044)	5,032

Investing Activities:
Purchase of property and equipment	(1,404)	(1,047)
Purchase of short-term time deposits	—	(750)
Proceeds from sale of short-term time deposits	50	—
Proceeds from sale of property and equipment	3,418	4
Net cash provided (used) by investing activities	2,064	(1,793)

Financing Activities:
Net increase (decrease) in notes payable	7,076	(3,816)
Principal payments on long-term debt	(2,000)	(500)
Proceeds from exercise of stock options	125	49
Stock option forfeiture	—	(22)
Cash dividend paid	(3,232)	—
Director stock compensation	209	139
Net cash provided (used) by financing activities	2,178	(4,150)
Effect of exchange rate changes on cash	(301)	242
Net increase (decrease) in cash and cash equivalents	2,897	(669)
Cash and cash equivalents, beginning of period	1,536	3,039
Cash and cash equivalents, end of period	$4,433	$2,370

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

Note B – Change in Accounting Estimate

In the third quarter of 2011, Company management finalized plans to replace the Oracle ERP system at its last remaining site and expects to have the replacement ERP system installed at that location by year-end. As a result, the Company reduced the remaining economic life of the Oracle ERP asset to six months. In accordance with FASB ASC Topic 250-10-50-4, this change of estimated useful life is deemed as a change in accounting estimate and has been accounted for prospectively, effective August 11, 2011. The effect of this change in estimate was to decrease net income approximately $1.4 million and decrease basic and diluted earnings per share by $0.11 for the three and nine months ended October 1, 2011.

Note C – Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Note D – Seasonal Aspects

The results of operations for the three and nine month periods ended October 1, 2011 and October 2, 2010 are not necessarily indicative of the results to be expected for the full year.

Note E – Inventories

In thousands	October 1, 2011	December 25, 2010	October 2, 2010

Raw materials	$10,277	$5,973	$6,525
Work in progress	4,733	2,497	3,224
Finished goods	20,901	14,418	15,935
	$35,911	$22,888	$25,684

Note F – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the periods ended October 1, 2011 and October 2, 2010 are addbacks to Stiga’s consolidated financial information of $8.9 million and $7.2 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $12.4 million offset by the related cumulative tax effect of $3.5 million as of October 1, 2011 and cumulative goodwill adjustments of $10.1 million offset by the related cumulative tax effect of $2.9 million as of October 2, 2010. The statement of operations impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the periods ended October 1, 2011, and October 2, 2010 are to increase Stiga’s net income by approximately $1.0 million and $1.1 million, respectively. The Company’s 50% portion of net income for Stiga for the periods ended October 1, 2011 and October 2, 2010 was $1.6 million and $0.5 million, respectively, and is included in other income on the Company’s statement of operations.

In addition, Escalade has a 50% interest in two joint ventures, Escalade International, Ltd. in the United Kingdom, and Neoteric Industries Inc. in Taiwan. Escalade International Ltd. is a sporting goods wholesaler, specializing in fitness equipment. The Company’s 50% portion of net income for Escalade International for the periods ended October 1, 2011 and October 2, 2010 was $58 thousand and $55 thousand, respectively, and is included in other income on the Company’s statement of operations. The income and assets of Neoteric have no impact on the Company’s financial reporting. Additional information regarding these entities is considered immaterial and has not been included in the totals listed below.

Summarized financial information for Stiga Sports AB balance sheets as of October 1, 2011, December 25, 2010, and October 2, 2010 and statements of operations for the three and nine months ended October 1, 2011 and October 2, 2010 is as follows:

In thousands	October 1, 2011	December 25, 2010	October 2, 2010

Current assets	$22,337	$19,384	$14,285
Non-current assets	10,108	11,338	11,505
Total assets	32,445	30,722	25,790

Current liabilities	11,243	9,599	8,485
Non-current liabilities	7,463	8,918	7,280
Total liabilities	18,706	18,517	15,765

Net assets	$13,739	$12,205	$10,025

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net sales	$12,169	$6,487	$25,787	$15,860
Gross profit	6,086	3,089	13,660	7,644
Net income (loss)	2,227	356	2,272	(292)

Note G – Notes Payable

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

Note H – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, the Company has recorded the following changes in uncertain tax positions:

	Nine Months Ended
In thousands	October 1, 2011	October 2, 2010
Beginning balance	$220	$536
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Settlements	—	(262)
Reductions for prior year tax positions	(128)	(25)
Ending balance	$92	$249

Note I – Fair Values of Financial Instruments

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 820 at October 1, 2011, December 25, 2010, and October 2, 2010.

	October 1, 2011		December 25, 2010		October 2, 2010
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$4,433	$4,433	$1,536	$1,536	$2,370	$2,370
Time deposits	1,200	1,200	1,250	1,250	1,500	1,500

Financial liabilities
Note payable and Short-term debt	18,129	18,129	11,053	11,053	13,829	13,829
Current portion of Long-term debt	2,000	2,000	2,000	2,000	2,000	2,000
Long-term debt	5,500	5,500	7,500	7,500	7,500	7,500

The outstanding balance of the euro overdraft facility is included in Notes payable and Short-term debt. For the periods ended October 1, 2011, December 25, 2010, and October 2, 2010, the balance of the euro overdraft facility was $2.3 million, $1.6 million, and $2.0 million, respectively.

Note J – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the nine months ended October 1, 2011 and pursuant to the 2007 Incentive Plan, in lieu of director fees payable in cash, the Company awarded to certain directors 19,823 shares of common stock. In addition, the Company awarded 37,500 stock options to directors and 200,000 stock options to employees. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2011 stock options awarded to employees have a graded vesting of 25% per year over four years and are subject to forfeiture if on the vesting date the employee is no longer employed. The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted.

For the three months and nine months ended October 1, 2011, the Company recognized stock based compensation expense of $163 thousand and $519 thousand, respectively, compared to stock based compensation expense of $50 thousand and $267 thousand for the same periods last year. At October 1, 2011 and October 2, 2010, respectively, there was $1.0 million and $0.6 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note K- Segment Information

	As of and for the Three Months Ended October 1, 2011
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$20,180	$8,554	$—	$28,734
Operating income (loss)	2,164	(40)	(2,979)	(855)
Net income (loss)	1,010	(207)	(1,183)	(380)

	As of and for the Nine Months Ended October 1, 2011
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$69,110	$28,472	$—	$97,582
Operating income (loss)	8,487	228	(4,786)	3,929
Net income (loss)	4,612	(580)	(1,724)	2,308
Total assets	$74,065	$41,923	$19,098	$135,086

	As of and for the Three Months Ended October 2, 2010
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$20,727	$7,838	$—	$28,565
Operating income (loss)	2,979	187	(807)	2,359
Net income (loss)	1,656	(132)	(352)	1,172

	As of and for the Nine Months Ended October 2, 2010
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$63,255	$26,216	$—	$89,471
Operating income (loss)	9,501	842	(3,125)	7,218
Net income (loss)	4,888	49	(1,101)	3,836
Total assets	$69,105	$39,350	$19,082	$127,537

Note L – Dividend Payment

On September 2, 2011, the Company paid a dividend of $0.25 per common share to all shareholders of record on August 25, 2011. The total amount of the dividend was approximately $3.2 million and was charged against retained earnings.

Note M- Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
All amounts in thousands	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Weighted average common shares outstanding	12,871	12,740	12,838	12,712
Dilutive effect of stock options and restricted stock units	543	569	565	484
Weighted average common shares outstanding, assuming dilution	13,414	13,309	13,403	13,196

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2011 and 2010 were 247,024 and 484,649, respectively.

Note N – New Accounting Standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended October 1, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010, that are of significance, or potential significance to the Company.

In June 2011, FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in this update is effective for fiscal years and interim periods beginning after December 15, 2011 and thus is effective for the Company’s first quarter reporting in 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011 FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. The guidance in this update is effective for fiscal years and interim periods beginning after December 15, 2011 and thus is effective for the Company’s first quarter reporting in 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Note O – Commitments and Contingencies

The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the results of operations or financial condition of the Company.

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

Results of Operations

Consolidated net revenue for the third quarter of 2011 was relatively flat with the same period in 2010. Concern over economic volatility has resulted in retailers cautiously managing inventory levels, which has slowed sales growth in certain of the Sporting Goods product lines. Year to date revenue was up 9.1% over the same period last year. The Company recorded an operating loss in the third quarter of 2011 driven largely by accelerated depreciation expense related to the anticipated replacement of its Oracle ERP system. The Information Security and Print Finishing segment also incurred and accrued cost related to product design issues with one of its new products. Net operating loss for the quarter was $0.9 million and net operating income for the first nine months of 2011 was $3.9 million compared to operating income of $2.4 million and $7.2 million for the three and nine month periods last year, respectively. Without the accelerated depreciation expense of $2.2 million, the Company would have recorded operating income of $1.4 million and $6.1 million for the three and nine month periods of 2011.

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	71.1%	67.8%	68.0%	66.9%
Gross margin	28.9%	32.2%	32.0%	33.1%
Selling, administrative and general expenses	30.4%	22.6%	26.7%	23.8%
Amortization	1.5%	1.3%	1.3%	1.2%
Operating income (loss)	(3.0)%	8.3%	4.0%	8.1%

Consolidated Revenue and Gross Margin

Revenue from the Sporting Goods business was down 2.6% for the third quarter and up 9.3% for the first nine months of 2011, compared with the same periods last year. Careful inventory management by retailers and the timing of certain shipments contributed to a reduction in sales in the third quarter compared with same quarter last year. However, the Company expects sales in the fourth quarter to exceed fourth quarter last year.

Compared to last year, revenue from the Information Security and Print Finishing business was up 9.1% and 8.6% for the third quarter and first nine months of 2011, respectively. Excluding the effects of changes in the currency exchange rates, revenue in this segment was up 5.4% and 5.4% for the third quarter and first nine months of 2011, respectively. The Company is experiencing a softening in the government and commercial channels for Information Security and Print Finishing products and expects growth in the fourth quarter to be less than that experienced in the first nine months of the year.

The overall gross margin ratios for the third quarter and first nine months of 2011 were 28.9% and 32.0%, respectively, compared to 32.2% and 33.1%, respectively, for same periods last year. Additional sales promotions in the Sporting Goods segment resulted in a lower gross margin percentage in the third quarter this year as compared with the third quarter last year. The Information Security and Printing Finishing segment incurred warranty cost related to replacement of an electronic component on a single product sold to a limited commercial customer base. Warranty cost related to this product for the quarter and first nine months of 2011 was $400 thousand and $455 thousand, respectively. Of this expense, $300 thousand is recorded as an accrued liability.

Consolidated Selling, General and Administrative Expenses

Compared to the same periods last year, consolidated selling, general and administrative (“SG&A”) costs increased as a percent of net sales to 30.4% and 26.7% for the three and nine months periods in 2011; up from 22.6% and 23.8% for the three and nine month periods in 2010. During the quarter, the Company began accelerating depreciation expense related to the replacement of its Oracle ERP system. Accelerated depreciation expense for the quarter of $2.2 million is included in SG&A. Without the additional depreciation expense, SG&A for the third quarter of 2011 would have been $6.5 million or 22.7% of net sales. A similar expense for accelerated depreciation will be recorded in the fourth quarter of 2011.

Provision for Income Taxes

The effective tax rate year to date is 54.8% and 43.6% for 2011 and 2010, respectively. During the three-month period ended October 1, 2011 the Company incurred a foreign tax liability related to the sale of the Reynosa, Mexico facility for which a U.S. federal tax benefit is not expected to be fully realized. The sale of the facility generated a book pre-tax gain of $380 thousand and a combined Mexico and U.S. tax liability of $474 thousand. Had the Company been able to fully utilize a foreign tax credit related to the Mexico tax, the effective tax rate would have been 48.0% at the end of the third quarter of 2011.

Financial Condition and Liquidity

Total bank debt at the end of the third quarter of 2011 was up 24.7% or $5.1 million from the latest year end. Debt was up 9.9% or $2.3 million from the same period last year. The Company believes its debt leverage is appropriate based on current sales levels and working capital requirements. The following schedule summarizes the Company’s total bank debt:

In thousands	October 1, 2011	December 25, 2010	October 2, 2010

Notes payable short-term	$18,129	$11,053	$13,829
Current portion long-term debt	2,000	2,000	2,000
Long term debt	5,500	7,500	7,500
Total bank debt	$25,629	$20,553	$23,329

As a percentage of stockholders’ equity, total bank debt was 30%, 24% and 27% at October 1, 2011, December 25, 2010 and October 2, 2010, respectively.

During the first nine months of 2011, operations used $1.1 million in cash. Increased inventory levels at both Sporting Goods and Information Security and Print Finishing contributed to the use of operating cash. Inventory levels increased by $3.2 million during the quarter, but are expected to decline during the next quarter.

The Company funds working capital requirements through operating cash flows and revolving credit agreements with its bank. Based on working capital requirements, the Company expects to have access to adequate levels of revolving credit to meet growth needs.

During the period, Company management finalized plans to replace the Oracle ERP system at its last remaining site and expects to have the replacement ERP system installed at that location by year-end. Implementation of a new ERP system at all additional Sporting Goods locations not previously on the Oracle ERP system is expected to be completed over the next 18-24 months. The plan to begin implementation by first replacing the Oracle system reduces the number of disparate systems in service and allows the Company to better utilize infrastructure and personnel resources. During the third quarter, the Company reduced the remaining economic life of the Oracle ERP asset to six months. This shortening of the economic life resulted in additional depreciation expense for the quarter of $2.2 million ($1.4 million, net of tax). Additional depreciation expense of $2.2 million ($1.4 million net of tax) will be expensed in the fourth quarter of 2011. Implementation of a new ERP system at the Company’s European locations is also in progress. The approximate cost of the ERP implementations is expected to be $1.6 million for Sports and $0.5 million for the Martin Yale Europe operations. Accelerated depreciation on the remaining legacy ERP systems is not expected to be material to the Company’s results of operations or financial position.

On September 20, 2011, the Company finalized the sale of its Reynosa, Mexico facility. In the third quarter, the Company recorded a pre-tax gain on the sale of the property of $380 thousand and an after tax loss of $94 thousand. The recognition of a loss on the disposal is due to a foreign tax component which is not expected to be fully offset against U.S. taxes.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2011.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Not Required.

Item 1A.	Not Required.

Item 2. (c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchased prior to 7/09/2011 under the current repurchase program	982,916	$8.84	982,916	$2,273,939
Third quarter purchases:
07/10/2011–08/06/2011	None	None	No Change	No Change
08/07/2011-09/03/2011	None	None	No Change	No Change
09/04/2011-10/01/2011	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ESCALADE, INCORPORATED

Date: November 1, 2011	/s/ Deborah Meinert
Vice President and Chief Financial Officer
(On behalf of the registrant and in her
capacities as Principal Financial Officer and Principal Accounting Officer)