Form 10-K
period 2011-12-31
ESCALADE INC
filed 2012-03-05
CIK 33488

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes [   ] No [X]

Aggregate market value of common stock held by nonaffiliates of the registrant as of July 9, 2011 based on the closing sale price as reported on the NASDAQ Global Market: $53,085,149

The number of shares of Registrant’s common stock (no par value) outstanding as of February 6, 2012: 12,891,757.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 27, 2012 are incorporated by reference into Part III of this Report.

1

Escalade, Incorporated and Subsidiaries

Part I

ITEM 1—BUSINESS

General

Escalade, Incorporated (“Escalade” or “Company”) operates in two business segments: Sporting Goods and Information Security and Print Finishing (or “Martin Yale Group”). Escalade and its predecessors have more than 80 years of manufacturing and selling experience in these two industries.

The following table presents the percentages contributed to Escalade’s net sales by each of its business segments:

	2011	2010	2009
Sporting Goods	72%	71%	66%
Information Security and Print Finishing	28%	29%	34%
Total Net Sales	100%	100%	100%

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

In 2011, the Company has one customer in the Sporting Goods segment, Dick’s Sporting Goods, which accounted for approximately 16% of total consolidated gross revenues.

Escalade Sports manufactures in the USA and Mexico and imports product from Asia, where the Company utilizes a number of contract manufacturers.

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

Martin Yale Group has a worldwide presence with manufacturing facilities in Indiana and Germany and joint venture manufacturing facilities in the Czech Republic and Taiwan. Martin Yale Group has sales offices in the USA, Germany, United Kingdom, France, Spain, China, Italy, South Africa and Sweden.

Martin Yale Group products include: shredders, disintegrators, degaussers, paper folders, letter openers, and paper cutters/trimmers. The key Martin Yale Group brands include martin yale®, intimus®, and papermonster®.

Martin Yale Group products and services are sold directly to end-users as well as through retailers, wholesalers, catalogs, specialty dealers, and business partners. No single Martin Yale Group customer accounted for more than 10% of Information Security and Print Finishing sales during 2011.

Marketing and Product Development

The Company makes a substantial investment in product development and brand marketing to differentiate its product line from its competition. Each operating segment conducts market research and development efforts to design products which satisfy existing and emerging consumer needs. On a consolidated basis, the Company incurred research and development costs of approximately $1.4 million, $1.9 million, and $2.0 million in 2011, 2010 and 2009, respectively.

The Company also makes investments in brand marketing to properly communicate the specific attributes and qualities of its products. The Company advertises directly to the consumer or end-user as well as through its retail partners in the form of advertising and other promotional allowances.

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

Licenses, Trademarks and Brand Names

The Company has an agreement and contract with STIGA Sports AB, a 50% owned joint venture, for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA® for the United States and Canada. The Company also owns several registered trademarks and brand names including but not limited to Ping-Pong®, Bear Archery®, Goalrilla™, The Step®, and Wood Play® which are used in the Sporting Goods business segment and intimus® and papermonster® which are used in the Information Security and Print Finishing business segment.

Backlog and Seasonality

Sales are based primarily on standard purchase orders and in most cases orders are shipped within the same month received. Unshipped orders at the end of the fiscal year (backlog) were not material and therefore are not an indicator of future results. Increased diversity in product categories, such as playground and basketball, over the past few years has helped the Company achieve more evenly distributed revenues in Sporting Goods. The Company does not expect Sporting Goods sales to be seasonal in the future. Demand for Information Security and Print Finishing has not been seasonal and is not expected to be so in the future.

Employees

The number of employees at December 31, 2011 and December 25, 2010 for each business segment were as follows:

	2011	2010
Sporting Goods
USA	281	284
Mexico	105	98
Asia	6	8
	392	390
Information Security and Print Finishing
USA	90	89
Europe	126	121
Asia	10	8
	226	218
Total	618	608

The I.U.E./C.W.A. (United Electrical Communication Workers of America, AFL-CIO) represents hourly rated employees at the Escalade Sports’ Evansville, Indiana distribution center. There are approximately 13 covered employees at December 31, 2011. A 3-year labor contract was negotiated and renewed in April 2009; the new agreement expires on April 30, 2012. Management believes it has satisfactory relations with its employees.

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

ITEM 1A—RISK FACTORS

Sales at Martin Yale Group increased but net loss grew in 2011 and net losses could continue to grow in 2012.

Overall sales in Information Security and Print Finishing increased, but net losses further declined. The increase in losses by our Martin Yale Group in 2011 over 2010 is due mainly to inefficiencies in bringing new products to the market, customer pricing pressures and high organizational costs. In addition, continued weakness in the global office products channel and the government sales channel primarily in the United States and the United Kingdom and prolonged economic weakness in Spain and certain other European countries continue to provide challenges. Sales in Information Security and Print Finishing may not continue to increase in 2012 and could decline. Improving profitability in the Information Security and Print Finishing segment will prove to be a challenge. The Company cannot provide any assurance that it will be able to maintain or increase sales levels in the future.

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

The market for sporting goods and information security and print finishing products is highly fragmented and intensely competitive. Escalade competes with a variety of regional, national and international manufacturers for customers, employees, products, services and other important aspects of the business. In Sporting Goods, the Company has historically sold a large percentage of its sporting goods products to mass merchandisers and has increasingly attempted to expand sales to specialty retailer and dealer markets. Similarly, the Company has traditionally sold information security and print finishing products to office products retailers, specialty machine dealers and government channels. In addition to competition for sales into those distribution channels, vendors also must compete in sporting goods with large format sporting goods stores, traditional sporting goods stores and chains, warehouse clubs, discount stores and department stores, and in information security and print finishing products with office supply superstores, computer and electronics superstores, contract stationers, and others. Competition from on-line retailers may also impact sales. Some of the current and potential competitors are larger than Escalade and have substantially greater financial resources that may be devoted to sourcing, promoting and selling their products, and may discount prices more heavily than the Company can afford.

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

In general, the Company’s sales depend on discretionary spending by consumers. The economic downturn experienced in both the United States and the global economy has resulted in reduced consumer demand and reduced selling price and adversely impacted sales. A continuance of this economic downturn could result in further declines in revenues and impair growth in 2012. Severely negative economic conditions could greatly impair the ability and willingness of consumers to buy products. Operating results are directly impacted by the health of the North American, European and Asian economies. Business and financial performance may be adversely affected by current and future economic conditions, including unemployment levels, energy costs, interest rates, recession, inflation, the impact of natural disasters and terrorist activities, and other matters that influence business and consumer spending.

If national and global financial markets do not improve, potential disruptions in the credit markets may adversely affect business, including the availability and cost of short-term funds for liquidity requirements and ability to meet long-term commitments, which could adversely affect results of operations, cash flows and financial condition.

If internal funds are not available from operations, the Company may be required to rely on the banking credit and equity markets to meet financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets could adversely affect the Company’s ability to borrow pursuant to its Credit Agreement with JP Morgan Chase Bank, N.A. (Chase) or to borrow from other financial institutions. Access to funds under the Credit Agreement or pursuant to arrangements with other financial institutions is dependent on Chase’s or other financial institutions’ ability to meet funding commitments. Financial institutions, including Chase, may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience high volumes of borrowing requests from other borrowers within a short period of time. There can be no assurance that the Company would be able to replace its current Credit Agreement on favorable terms, if at all, in the event that replacement would become necessary or desirable.

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

Current financial conditions in the United States and globally and concern that the worldwide economy may enter into a prolonged recessionary period may materially adversely affect customers’ access to capital or willingness to spend capital on products and/or their levels of cash liquidity with which to pay for products that they will order or have already ordered from the Company. In addition, current financial conditions may materially adversely affect suppliers’ access to capital and liquidity with which to maintain their inventories, production levels and/or product quality could cause them to raise prices, lower production levels or result in their ceasing operations. Continuing adverse economic conditions in the Company’s markets would also likely negatively impact business, which could result in: (1) reduced demand for products; (2) increased price competition for products; (3) increased risk of excess or obsolete inventories; (4) increased risk of collectability of cash from customers; (5) increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; (6) reduced revenues; and (7) higher operating costs as a percentage of revenues.

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

The Company’s ability to improve profit margins is largely dependent on the success of on-going initiatives to streamline infrastructure, improve operational efficiency and the reduction of administrative costs in certain segments of the Company. Failure to continue to implement these initiatives successfully, or the failure of such initiatives to result in improved profitability, could have a material adverse effect on the Company’s liquidity, results of operations and financial position.

The Company’s business may be adversely affected by the actions of and risks associated with third-party suppliers.

The raw materials that the Company purchases for manufacturing operations and many of the products that it sells are sourced from a wide variety of third-party suppliers. The Company cannot control the supply, design, function or cost of many of the products that are offered for sale and are dependent on the availability and pricing of key materials and products. Disruptions in the availability of raw materials used in production of these products may adversely affect sales and result in customer dissatisfaction. In addition, global sourcing of many of the products sold is an important factor in the Company’s financial performance. The ability to find qualified suppliers and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States. Political instability, financial instability of suppliers, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond the Company’s control.

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

Access to materials, parts and supplies is dependent upon close relationships with suppliers and the ability to purchase products from the principal suppliers on competitive terms. The Company does not enter into long-term supply contracts with these suppliers, and has no current plans to do so in the future. These suppliers are not required to sell to the Company and are free to change the prices and other terms. Any deterioration or change in the relationships with or in the financial condition of the Company’s significant suppliers could have an adverse impact on its ability to procure materials and parts necessary to produce products for sale and distribution. If any of the significant suppliers terminated or significantly curtailed its relationship with the Company or ceased operations, the Company would be forced to expand relationships with other suppliers, seek out new relationships with new suppliers or risk a loss in market share due to diminished product offerings and availability. Any change in one or more of these suppliers’ willingness or ability to continue to supply the Company with their products could have an adverse impact on the Company’s liquidity, results of operations and financial position.

Escalade may be subject to product warranty claims that require the replacement or repair of the product sold. Such warranty claims could adversely affect Escalade’s financial position and relationships with its customers.

The Company manufactures and/or distributes a variety of products in both its Sporting Goods and Information Security and Print Finishing business segments. From time to time, such products may contain manufacturing defects or design flaws that are not detected prior to sale, particularly as to new product introductions or upon design changes to existing products. The failure to identify and correct manufacturing defects and product design issues prior to the sale of those products could result in product warranty claims that result in costs to replace or repair any such defective products. Because many of the Company’s products are sold to retailers for broad consumer distribution and/or to customers who buy in large quantities, the costs associated with product warranty claims could have a material adverse effect on the Company’s results of operations and financial position. Product warranty claims also could cause customer dissatisfaction that may have a material adverse effect on the Company’s reputation and on the Company’s relationships with its customers, which may result in lost or reduced sales.

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

The Company has operations in Mexico, Europe, S. Africa and Asia. Foreign operations encounter risks similar to those faced by U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, control over product quality and content, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions. The Company’s international operations headquartered in Germany and its business relationships in Asia further increase its exposure to these foreign operating risks, which could have an adverse impact on the Company’s international income and worldwide profitability.

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

The Company converted its Enterprise Risk Planning (ERP) system from the Oracle E-Business suite to Epicor at its Martin Yale North America location at the beginning of 2011 and at its Escalade Sports North Carolina location at the beginning of 2012. The Company is in the process of converting its legacy system in Germany to Epicor during the second quarter of 2012. The Company intends to complete the conversion of its remaining sites over the next two years. There can be no assurance the Company will have the necessary funds or the staff to fully avail itself of the control features inherent in the system design. Without such utility, the Company management is faced with cumbersome and time consuming efforts to manually consolidate its financial information.

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

The public trading of Escalade’s common stock is based on many factors, which could cause fluctuation in the Company’s stock price. These factors may include, among other things:

•	General economic and market conditions;
•	Actual or anticipated variations in quarterly operating results;
•	Lack of research coverage by securities analysts;
•	Relatively low market capitalization resulting in low trading volume in the Company’s stock;
•	If securities analysts provide coverage, our inability to meet or exceed securities analysts’ estimates or expectations;
•	Conditions or trends in the Company’s industries;
•	Changes in the market valuations of other companies in the Company’s industries;
•	Announcements by the Company or the Company’s competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;
•	Capital commitments;
•	Additions or departures of key personnel;
•	Sales and repurchases of the Company’s common stock; and
•	The ability to maintain listing of the Company’s common stock on the NASDAQ Global Market.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

At December 31, 2011, the Company operated from the following locations:

Location	Square Footage	Owned or Leased	Use

Sporting Goods
Evansville, Indiana, USA	359,000	Owned	Distribution; sales and marketing; administration
Olney, Illinois, USA	108,500	Leased	Manufacturing and distribution
Gainesville, Florida, USA	154,200	Owned	Manufacturing and distribution
Rosarito, Mexico	66,500	Owned	Manufacturing and distribution
Rosarito, Mexico	108,200	Leased	Manufacturing
Raleigh, N. Carolina, USA	69,800	Leased	Manufacturing and distribution
Jacksonville, Florida, USA	2,500	Leased	Sales and marketing
Shanghai, China	650	Leased	Sales and sourcing

Information Security and Print Finishing
Wabash, Indiana, USA	141,000	Owned	Manufacturing and distribution; sales and marketing; administration
Markdorf, Germany	70,300	Owned	Manufacturing and distribution; sales and marketing; administration
Paris, France	1,335	Leased	Distribution; sales and marketing
Crawley, UK	8,300	Leased	Sales and marketing
Barcelona, Spain	8,600	Leased	Distribution; sales and marketing
Johannesburg, South Africa	4,800	Leased	Distribution; sales and marketing
Sollentuna, Sweden	400	Leased	Sales and marketing
Beijing, China	12,911	Leased	Sales and marketing

At the end of 2010, the Company had one idle facility in Reynosa, Mexico. The sale of the Reynosa facility was completed in 2011. The Company believes that its remaining facilities are in satisfactory and suitable condition for their respective operations. The Company also believes that it is in material compliance with all applicable environmental regulations and is not subject to any proceeding by any federal, state or local authorities regarding such matters. The Company provides regular maintenance and service on its plants and machinery as required.

ITEM 3—LEGAL PROCEEDINGS

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

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded under the symbol “ESCA” on the NASDAQ Global Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the NASDAQ Global Market:

Prices	High	Low
2011
Fourth quarter ended December 31, 2011	$5.60	$4.26
Third quarter ended October 1, 2011	6.22	4.30
Second quarter ended July 9, 2011	6.43	5.00
First quarter ended March 19, 2011	7.10	5.30
2010
Fourth quarter ended December 25, 2010	$6.65	$4.27
Third quarter ended October 2, 2010	5.80	4.14
Second quarter ended July 10, 2010	5.52	2.46
First quarter ended March 20, 2010	3.00	2.21
2009
Fourth quarter ended December 26, 2009	$3.07	$1.96
Third quarter ended October 3, 2009	3.44	0.72
Second quarter ended July 11, 2009	1.48	0.43
First quarter ended March 21, 2009	1.15	0.30

The closing market price on February 6, 2012 was $4.88 per share.

Depending on profitability and cash flows from operations, the Board of Directors issues dividends. Based on the Company’s 2010 performance, the Board declared a dividend in 2010 of $0.10 per share. As a result of the 2011 performance, the Board declared a dividend in August 2011 of $0.25 per share, and in November 2011 of $0.07 per share. Dividends issued/declared during 2010 and 2011 are as follows:

Record Date	Payment Date	Amount per Common Share
November 22, 2010	December 6, 2010	$0.10
August 25, 2011	September 2, 2011	$0.25
December 22, 2011	January 5, 2012	$0.07

There were approximately 186 holders of record of the Company’s Common Stock at February 9, 2012. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 1,250.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock with that of the cumulative total return on the NASDAQ US Stock Market Index and the NASDAQ Non-Financial Stocks Index for the five year period ended December 31, 2011. The following information is based on an investment of $100, on December 31, 2006, in the Company’s common stock, the NASDAQ US Stock Market Index and the NASDAQ Non-Financial Stocks Index, with dividends reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	2006	2007	2008	2009	2010	2011

Escalade Common Stock	100	87	7	24	63	43
NASDAQ US Stock Index	100	108	66	95	113	114
NASDAQ Non-Financial Stock Index	100	113	67	101	119	119

The above performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 10/01/2011 under the current repurchase program.	982,916	$8.84	982,916	$ 2,273,939
Fourth quarter purchases:
10/02/2011 – 10/29/2011	None	None	None	No Change
10/30/2011 – 11/26/2011	None	None	None	No Change
11/27/2011 – 12/31/2011	None	None	None	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ITEM 6—SELECTED FINANCIAL DATA

(In thousands, except per share data)

At and For Years Ended	December 31, 2011	December 25, 2010	December 26, 2009	December 27, 2008	December 29, 2007
Income Statement Data
Net revenue
Sporting Goods	$96,971	$85,815	$76,807	$98,039	$129,788
Information Security and Print Finishing	37,279	34,841	39,192	50,647	55,788
Total net sales	134,250	120,656	115,999	148,686	185,576
Net income (loss)	4,441	6,059	1,657	(7,496)	9,255
Weighted-average shares	12,849	12,726	12,632	12,684	12,901
Per Share Data
Basic earnings (loss) per share	$0.35	$0.48	$0.13	$(0.59)	$0.72
Cash dividends	$0.32	$0.10	$—	$0.25	$0.22
Balance Sheet Data
Working capital	29,496	24,132	9,688	4,842	31,442
Total assets	130,115	127,553	127,238	147,701	152,016
Short-term bank debt	16,947	11,407	27,644	46,525	13,033
Long-term bank debt	5,000	7,500	—	—	19,135
Total stockholders’ equity	87,565	87,030	82,764	78,790	91,742

Fiscal year 2011 was positively impacted by increased sales in the Sporting Goods and Information Security and Print Finishing segments. Net income was negatively impacted by the accelerated write-off of the Oracle ERP system, which reduced net income by $2.7 million.

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

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Escalade, Incorporated (“Escalade” or “Company”) manufactures and distributes products for two industries: Sporting Goods and Information Security and Print Finishing. Sporting Goods has expanded its product offerings to include team training products. Information Security and Print Finishing has increasingly focused its strategy on expanding the security segment of its business to assist businesses and governments with their high security needs for handling sensitive customer, employee and business documents and information, in addition to Martin Yale’s traditional product offerings.

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

A majority of the Company’s products are in markets that are currently experiencing low growth rates. Where the Company enjoys a commanding market position, such as table tennis tables in the Sporting Goods segment and paper folding machines in the Information Security and Print Finishing segment, revenue growth is expected to be roughly equal to general growth/decline in the economy. However, in markets that are fragmented and where the Company is not the dominant leader, such as archery in the Sporting Goods segment and data security shredders in the Information Security and Print Finishing segment, the Company anticipates growth. To enhance internal growth, the Company has a strategy of acquiring companies or product lines that complement or expand the Company’s existing product lines. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing company structure. Management believes that key indicators in measuring the success of this strategy are revenue growth, earnings growth and the expansion of channels of distribution. The following table sets forth the annual percentage change in revenues and net income (loss) over the past three years:

	2011	2010	2009

Net revenue
Sporting Goods	13.0%	11.7%	-21.7%
Information Security and Print Finishing	7.0%	-11.1%	-22.6%
Total	11.3%	4.0%	-22.0%

Net income	-26.7%	265.6%	122.1%

Without the accelerated depreciation expense on the replaced ERP system, net income in 2011 would have increased by 19.5%.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	2011	2010	2009
Net revenue	100.0%	100.0%	100.0%
Cost of products sold	68.9%	69.2%	70.9%
Gross margin	31.1%	30.8%	29.1%
Selling, administrative and general expenses	26.8%	22.9%	25.4%
Amortization	1.2%	1.1%	2.0%
Operating income	3.1%	6.8%	1.7%

Without the accelerated depreciation expense on the replaced ERP system, selling, administrative and general expenses would have been 23.5% and operating income would have been 6.4%.

Consolidated Revenue and Gross Margin

Sales growth across most sales channels of the Sporting Goods segment resulted in an overall increase of 13.0% in Sporting Goods net revenues for 2011 compared to 2010. Revenues from the Information Security and Print Finishing business increased 7.0% in 2011 compared to 2010. Approximately 1% of the increase in Information Security and Print Finishing revenue is due to changes in foreign exchange rates.

The overall gross margin in 2011 was slightly higher than 2010. The Company experienced some stability in manufacturing costs and some variances in product mix that resulted in margins slightly improved from prior year. Gross margins were up approximately 1% in the Sporting Goods segment and down approximately 1% in the Information Security and Print Finishing segment. Decreases in gross margin in the Information Security and Print Finishing segment were due to manufacturing inefficiencies experienced in new product offerings.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) were $35.9 million in 2011 compared to $27.7 million in 2010, an increase of $8.2 million or 29.7%. In 2011, the Company began accelerating depreciation expense related to the replacement of its Oracle ERP system. Accelerated depreciation expense for the year of $4.4 million is included in SG&A. Without the additional depreciation expense, SG&A would have been $31.5 million, an increase of $3.8 million or 13.8%. SG&A as a percent of sales is 26.8% in 2011 compared with 22.9% in 2010. Without the effects of the accelerated depreciation, SG&A as a percent of sales would have been 23.5% in 2011.

Other Income

Other income increased in 2011 compared to 2010 due almost exclusively to increased profitability from the Stiga Sports, AB joint venture. Income from the non-marketable equity investments was $3.3 million in 2011 compared with $2.0 million in 2010.

Provision for Income Taxes

The effective income tax rate in 2011 was slightly higher relative to 2010 primarily due to valuation allowances on net operating losses generated in the European subsidiaries. The effective tax rate for 2011 was 35.4% compared to 33.2% and 36.4% in 2010 and 2009 respectively. In addition, in 2010, the Company benefitted from a favorable audit settlement. The Company expects its future effective tax rates to approximate the effective tax rate achieved in 2011.

Sporting Goods

Net revenues, operating income, and net income for the Sporting Goods business segment for the three years ended December 31, 2011 were as follows:

In Thousands	2011	2010	2009

Net revenue	$96,971	$85,815	$76,807
Operating income	10,802	9,171	4,610
Net income	5,817	4,601	1,273

Net revenue increased 13.0% in 2011 compared to 2010 with growth coming from most sales channels in the Sporting Goods segment. The Company continues to aggressively pursue opportunities to increase revenue through introduction of new products, expansion of product distribution, and increased investment in consumer marketing. Sales channels are predominately mass market retail customers, specialty retailers, and dealers.

Gross margin and profitability increased in 2011 compared with 2010. The gross margin ratio in 2011 improved to 28.2% compared to 27.2% in the prior year. The improvement is due to continued focus on production efficiencies and better factory absorption resulting from increased sales volume. As a result, operating income as a percentage of net revenue increased to 11.1% in 2011 compared to 10.7% in 2010. Management anticipates that with additional sales growth in 2012, improvements in operating income will continue. Net income for 2011 increased from 2010 due primarily to increased revenue.

Information Security and Print Finishing

Net revenue, operating income, and net income (loss) for the Information Security and Print Finishing business segment for the three years ended December 31, 2011 were as follows:

In Thousands	2011	2010	2009

Net revenue	$37,279	$34,841	$39,192
Operating income	71	926	1,780
Net income (loss)	(921)	(187)	1,077

Sales in the Information Security and Print Finishing business increased 7.0% in 2011 compared to 2010 primarily due to a specialty product sold to one customer. The Company has widened its product range to promote its opportunities in the information security and print finishing markets. Excluding the effect of changes in foreign exchange rates, 2011 sales were up 4.5% from 2010. Sales are direct to end users, including government agencies, as well as through office products retailers, wholesalers, specialty dealers, and business partners.

Profitability in the Information Security and Print Finishing segment decreased in 2011 as evidenced by the ratio of operating income to net revenues which declined to 0.2% in 2011 compared to 2.7% in 2010. The primary reasons for this decline in profitability are under-absorbed factory variances due to low sales and inefficiencies incurred on new product offerings. Management anticipates increased sales due to a broadening of the product portfolio, enhanced focus on sales opportunities and improved manufacturing efficiencies in 2012 will help improve operating income.

Financial Condition and Liquidity

The current ratio, a basic measure of liquidity (current assets divided by current liabilities), increased to 1.9 in 2011 from 1.8 in 2010. The primary reason for the increase in current ratio is an increase in inventory partially offset by an increase in current debt. Inventory levels increased to $29.0 million in 2011 compared with $22.9 million in 2010. Total current and long-term debt increased to $21.9 million up from $18.9 million in 2010.

The Company’s generation of cash was principally a result of increased profits resulting from stronger sales mostly offset by increases in inventory levels and the distribution of shareholder dividends. The Company declared $4.1 million in dividends in 2011. Of the declared dividends, $3.2 million were paid in 2011. Total bank debt for the year increased by $3.0 million. Total bank debt as a percentage of stockholders equity increased to 25.1% in 2011, up from 21.7% in 2010.

In 2012, the Company expects capital expenditures to be approximately $4.0 million which includes $1.1 million to complete implementation of its integrated information system at its Sporting Goods locations. The Company fully depreciated the remaining book value of its Oracle ERP system in 2011. This acceleration of depreciation resulted in additional pre-tax expense of $4.4 million, ($2.7 million net of tax) in 2011.

The Company’s working capital requirements are primarily funded through cash flows from operations and revolving credit agreements with its bank. During 2011, the Company’s maximum borrowings under its primary revolving credit lines totaled $26.4 million compared to $27.6 million in 2010. Total notes payable as of the end of fiscal 2011 was $21.9 million compared with $18.9 million at the end of fiscal 2010. The overall effective interest rate in 2011 was 2.9% which was reduced from the effective rate of 4.6% in 2010. The lower interest rate is a result of improved interest rate terms and lower debt capacity. The Company’s Credit Agreement with JPMorgan Chase Bank, N.A. matures as of July 31, 2013. The Company also maintains a multicurrency overdraft facility with its bank. The total amount outstanding under the overdraft facility at the end of fiscal 2011 was $2.2 million compared with $1.6 million at the end of fiscal 2010.

The Company has a long standing relationship with its lender and has met all financial covenants under the new agreement which was last amended as of April 14, 2011. The amended terms of the agreement extends the maturity date for repayment from May 31, 2012 to July 31, 2013 and provides for more favorable interest rates terms. As mentioned above, the Company increased its bank debt in 2011 by approximately 16.0% to $21.9 million.

The Company expects improvements in its overall sales levels for fiscal year 2012, above those experienced in 2011, as a result of new product offerings and expanded customer base. The Company believes that cash generated from its projected 2012 operations and the commitment of borrowings from its primary lender will provide it with sufficient cash flows for its operations.

It is possible that if the economic conditions deteriorate, this could have adverse effects on the Company’s ability to operate profitably during fiscal year 2012. To the extent that occurs, management intends to pursue additional cost reductions and to continue realigning its infrastructure in an effort to match the Company’s overhead and cost structure with the sales level dictated by current market conditions.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under the sub-heading “New Accounting Pronouncements”.

Off Balance Sheet Financing Arrangements

The Company has no financing arrangements that are not recorded on the Company’s balance sheet.

Contractual Obligations

The following schedule summarizes the Company’s contractual obligations as of December 31, 2011:

Amounts in thousands	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 –3 years	3 – 5 years	More than 5 years

Debt	$19,700	$14,700	$4,000	$1,000	$—
Overdraft facility	2,247	2,247	—	—	—
Future interest payments (1)	975	705	240	30	—
Operating leases	3,216	1,099	1,386	731	—
Minimum payments under royalty and license agreements	2,755	530	725	750	750
Total	$28,893	$19,281	$6,351	$2,511	$750

Notes:

(1) Assumes that the Company will not increase borrowings under its long-term credit agreements and that the effective interest rate experienced in 2011 of 2.9% will continue for the life of the agreements.

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

Product Warranty

The Company provides limited warranties on certain of its products for varying periods. Generally, the warranty periods range from 90 days to one year. However, some products carry extended warranties of seven-year, ten-year, and lifetime warranties. The Company records an accrued liability and expense for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and expensed in the current year. To the extent there are product defects in current products that are unknown to management and do not fall within historical defect rates, the product warranty reserve could be understated and the Company could be required to accrue additional product warranty costs thus negatively affecting gross margin.

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

Customer Allowances

Customer allowances are common practice in the industries in which the Company operates. These agreements are typically in the form of advertising subsidies, volume rebates and catalog allowances and are accounted for as a reduction to gross sales. The Company reviews such allowances on an ongoing basis and accruals are adjusted, if necessary, as additional information becomes available.

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

If the implied fair value of a reporting unit is less than the recorded value of net assets, management performs a phase-two analysis that allocates the fair value of the reporting unit calculated in phase one to the specific tangible and intangible assets and liabilities of the reporting unit and results in an implied fair value of goodwill. Goodwill is reduced by any shortfall of implied goodwill to its current carrying value.

Beginning in late 2009, and continuing going forward, two of the Company’s reporting units; Martin Yale North America and Martin Yale Europe, which comprise the Information Security and Print Finishing segment, have migrated to one reporting unit as a result of consolidation of management and internal reporting. As of December 31, 2011, the Company had two reporting units that require separate goodwill impairment analysis. Those reporting units are Escalade Sports and Martin Yale Group. These reporting units are identical to the operating segments; Sporting Goods and Information Security and Print Finishing, respectively. Significant assumptions and inputs used in each of the reporting units goodwill impairment testing are as follows:

Escalade Sports – The Company appraised the fair value of the invested capital of the Escalade Sports reporting unit using an income approach. The discount rate used in the 2011 discounted cash flow calculation was 12.5% compared to 11.5% for 2010. The increase in the discount rate is a result of increases in equity risk premium and size risk premium in 2011 compared with 2010. Projected revenues and costs for 2012 and beyond reflected the Company’s best view of the current global economic situation, demand for existing products, the status of new products and product improvements, and the projected cost of raw materials and manufacturing that are deemed material in projecting future outcomes.

Martin Yale Group – The Company appraised the fair value of the combined total invested capital of Martin Yale North America and Martin Yale Europe, as a combined reporting unit. The appraisal study utilized a combination income and market approach. The market approach was weighted 50% and the income approach was weighted 50% to arrive at the final fair value determination. The discount rate used in the 2011 discounted cash flow calculation was 12.0% compared to 11.5% for Martin Yale North America and 11% for Martin Yale Europe, respectively, for 2010. The discount rate was developed in accordance with the riskiness of the future revenues and expenses of Martin Yale as of December 31, 2011, and also reflects market participant rates of return; as such, the discount rate was calculated to be 50 to 100 basis points higher as of December 31, 2011 than as of December 25, 2010. The methodology used in 2011 is consistent with that used previously. Projected revenues and costs for 2012 and beyond reflect the Company’s best view of the current global economic situation, demand for existing products, the status of new products and product improvements, and the projected cost of raw materials and manufacturing that are deemed material in projecting future outcomes.

The Company’s testing determined that goodwill of each reporting unit was not impaired. Of the total recorded goodwill of $25.3 million at December 31, 2011, $12.0 million was allocated to the Escalade Sports reporting unit; and $13.3 million was allocated to the Martin Yale Group reporting unit. The results of the impairment test for the Escalade Sports reporting unit indicated that the fair value of invested capital exceeded the carrying value of invested capital by a significant margin as of December 31, 2011. The results of the impairment test for the Martin Yale Group reporting unit indicated that the fair value of invested capital exceeded the carrying value of invested capital by approximately 5.1% as of December 31, 2011. Continued protracted declines in future cash flows for Martin Yale Group as well as adverse economic conditions could have a negative effect on fair value of this reporting unit.

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

The Company consolidated its Mexico operations into its Rosarito, Mexico facility during 2008 and ceased operations at its Reynosa, Mexico facility in February 2009. During 2008, the Company recorded an impairment loss of $2.6 million related to the Reynosa facility and since 2009 this facility has been listed as an idle. During 2011, the Company sold the Reynosa facility and recorded a pre-tax gain of $380 thousand and a combined Mexico and U.S. tax liability of $474 thousand for a net loss of $94 thousand.

Non-Marketable Equity Method Investments

The Company has minority equity positions in companies strategically related to the Company’s business, but does not have control over these companies. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income (loss) is recorded in other income on the consolidated statements of operations. The proportionate share of net income was $3.3 million, $2.0 million and $1.6 million in 2011, 2010 and 2009, respectively. Total cash dividends received from these equity investments amounted to $323 thousand, $0, and $32 thousand in 2011, 2010 and 2009, respectively. The Company considers whether the fair values of any of its equity investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value. The Company believes that there were no adverse events or changes in circumstances that would indicate a decline in carrying value; therefore, the Company determined that no impairment was indicated for the years ended December 31, 2011, December 25, 2010, and December 26, 2009.

Effect of Inflation

The Company cannot accurately determine the precise effects of inflation. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expenses; improving manufacturing technologies; and redesigning products to keep these costs under control.

Capital Expenditures

As of December 31, 2011, the Company had no material commitments for capital expenditures. However, the Company expects to continue the roll-out of the Epicor ERP system which is expected to cost $1.1 million in 2012. During 2010, the Company initiated a plan and implemented a replacement of the Oracle ERP system at its Martin Yale North America facility. The new system went live as of December 25, 2010 at an approximate cost of $0.7 million. During 2011, the Company implemented a replacement of the Oracle ERP system at its remaining Sporting Goods facility. This new system went live as of January 1, 2012 at an approximate cost of $0.5 million. In addition, during 2011 the Company began an implementation of Epicor at its Martin Yale Germany facility. The system is expected to go-live at the beginning of the second quarter of 2012. Costs incurred during 2011 for this site was $0.5 million. The remaining cost for this location is expected to be $0.1 million. The Company is currently evaluating the roll-out strategy for its remaining Sporting Goods locations and its remaining Martin Yale European locations.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. The Company attempts to minimize these risks through regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. During fiscal 2011, there were no derivatives in use. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

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

The geographic areas outside the United States in which the Company operates are generally not considered to be highly inflationary. Nonetheless, the Company’s foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain inter-company transactions that are denominated in currencies other than the respective functional currency. Operating results as well as assets and liabilities are also subject to the effect of foreign currency translation when the operating results, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. The unrealized effect of foreign currency translation in 2011 resulted in a $0.6 million loss that was recorded in stockholders’ equity as a decrease of other comprehensive income, compared to a $0.8 million loss that was recorded in stockholders’ equity as a decrease in other comprehensive income in 2010, and a $1.6 million gain in 2009. At December 31, 2011, a hypothetical change of 10% in foreign currency exchange rates would cause a $3.4 million change to stockholders’ equity on our consolidated balance sheet and a $167 thousand change to net income in our consolidated statement of operations.

The Company and its subsidiaries conduct substantially all their business in their respective functional currencies to avoid the effects of cross-border transactions. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs such as matching assets and liabilities in the same currency. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. The Company has evaluated the use of currency exchange hedging financial instruments but has determined that it would not use such instruments under the current circumstances. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. A hypothetical adverse change of 20% would have resulted in a decline of 7.5% in net revenues and a 2.8% decrease in net income in 2011.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Item 8 are set forth in Part IV, Item 15.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A —CONTROLS AND PROCEDURES

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

The management of Escalade assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2011. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers is contained in the registrant’s Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 27, 2012 under the captions “Certain Beneficial Owners,” “Election of Directors,” “Executive Officers of the Registrant,” “Board of Directors, Its Committees, Meetings and Functions,” and “Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11— EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant’s Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 27, 2012 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appears under the caption “Report of Compensation Committee” is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 27, 2012 under the captions “Certain Beneficial Owners” and “Election of Directors” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders (1)	984,649	$2.50	150,051
Equity compensation plans not approved by security holders	—	—	—
Total	984,649		150,051

(1) These plans include the Company’s 1997 Incentive Stock Option Plan, the 1997 Director Stock Option Plan, the Escalade, Incorporated 2007 Incentive Plan and a special grant of 10,000 options to Directors approved at the 2006 annual shareholders meeting.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on April 27, 2012 under the captions “Election of Directors” and “Board of Directors, Its Committees, Meetings and Functions” and is incorporated herein by reference. The information required by Item 404 of Regulation S-K is: None.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 27, 2012 under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

Part IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as a part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated financial statements of Escalade, Incorporated and subsidiaries:

Consolidated balance sheets—December 31, 2011 and December 25, 2010

Consolidated statements of operations—fiscal years ended December 31, 2011, December 25, 2010, and December 26, 2009

Consolidated statements of stockholders’ equity—fiscal years ended December 31, 2011, December 25, 2010, and December 26, 2009

Consolidated statements of cash flows—fiscal years ended December 31, 2011, December 25, 2010, and December 26, 2009

Notes to consolidated financial statements

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(3) Exhibits

3.1	Articles of Incorporation of Escalade, Incorporated (b)
3.2	Amended By-Laws of Escalade, Incorporated (p)
4.1	Form of Escalade, Incorporated’s common stock certificate (a)
10.1	Licensing agreement between Sweden Table Tennis AB and Indian Industries, Inc. dated January 1, 1995 (c)
10.2	Credit Agreement dated as of April 30, 2009 among Escalade, Incorporated and JPMorgan Chase Bank, N.A. (without exhibits and schedules, which Escalade has determined are not material) (j)
10.3	Pledge and Security Agreement dated as of April 30, 2009 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (without exhibits and schedules, which Escalade has determined are not material) (j)
10.4	Form of Pledge and Security Agreement dated as of April 30, 2009 with JPMorgan Chase Bank, N.A. (i) (k)
10.5	Form of Unlimited Continuing Guaranty dated as of April 30, 2009 in favor of JPMorgan Chase Bank, N.A. (j) (k)
10.6	First Amendment dated as of July 29, 2009 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (l)
10.7	Second Amendment dated as of September 30, 2009 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (m)
10.8	Third Amendment dated as of October 30, 2009 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (n)
10.9	Loan Agreement dated September 1, 1998 between Martin Yale Industries, Inc. and City of Wabash, Indiana (e)

10.10	Trust Indenture between the City of Wabash, Indiana and Bank One Trust Company, NA as Trustee dated September 1, 1998 relating to the Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1998 (Martin Yale Industries, Inc. Project) (e)
10.11	Fourth Amendment dated as of March 1, 2010 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (o)
10.12	Fifth Amendment dated as of April 15, 2010 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (q)
10.13	Sixth Amendment to Credit Agreement dated as of May 31, 2010 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (r)
10.14	Overdraft Facility by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A., London Branch (r)
10.15	Seventh Amendment to Credit Agreement dated as of April 14, 2011 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (t)

(4) Executive Compensation Plans and Arrangements

10.17	Incentive Compensation Plan for Escalade, Incorporated and its subsidiaries (a)
10.18	Example of contributory deferred compensation agreement between Escalade, Incorporated and certain management employees allowing for deferral of compensation (a)
10.19	1997 Director Stock Compensation and Option Plan (d)
10.20	1997 Incentive Stock Option Plan (d)
10.21	1997 Director Stock Compensation and Option Plan Certificate (f)
10.22	1997 Incentive Stock Option Plan Certificate (f)
10.23	Escalade, Incorporated 2007 Incentive Plan, incorporated by reference herein from Annex 1 to the Registrant’s 2007 Definitive Proxy Statement. (g)
10.24	Employment offer letter dated July 23, 2007 between Robert Keller and Escalade, Inc. (h)
10.25	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants pursuant to the Escalade Incorporated 2007 Incentive Plan. (i)
10.26	Escalade, Incorporated schedule of Directors Compensation
10.27	Escalade, Incorporated schedule of Executive Officers Compensation
10.28	Form of Stock Option Award Agreement utilized in Stock Option grants to employees pursuant to the Escalade, Incorporated 2007 Incentive Plan (s)
10.29	Form of Stock Option Award Agreement utilized in Stock Option grants to Directors pursuant to the Escalade, Incorporated 2007 Incentive Plan (s)

21	Subsidiaries of the Registrant
23.1	Consent of BKD, LLP
23.2	Consent of FALK GmbH & Co KG
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer Section 1350 Certification
32.2	Chief Financial Officer Section 1350 Certification

(a)	Incorporated by reference from the Company’s Form S-2 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987
(b)	Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q
(c)	Incorporated by reference from the Company’s 1995 Annual Report on Form 10-K
(d)	Incorporated by reference from the Company’s 1997 Proxy Statement
(e)	Incorporated by reference from the Company’s 1998 Third Quarter Report on Form 10-Q
(f)	Incorporated by reference from the Company’s 2004 Annual Report on Form 10-K
(g)	Incorporated by reference from the Company’s 2007 Second Quarter Report on Form 10-Q
(h)	Incorporated by reference from the Company’s 2007 Third Quarter Report on Form 10-Q
(i)	Incorporated by reference from the Company’s Form 8-K filed on February 29, 2008
(j)	Incorporated by reference from the Company’s Form 8-K filed on May 6, 2009
(k)	Each of Escalade’s eleven domestic subsidiaries has entered into the identical form of Pledge and Security Agreement and form of Unlimited Continuing Guaranty. Those eleven domestic subsidiaries are: Indian Industries, Inc.; Harvard Sports, Inc.; Martin Yale Industries, Inc.; U.S. Weight, Inc.; Bear Archery, Inc.; Escalade Sports Playground, Inc.; Schleicher & Co. America, Inc.; Olympia Business Systems, Inc.; EIM Company, Inc.; SOP Services, Inc.; and Escalade Insurance, Inc.
(l)	Incorporated by reference from the Company’s Form 8-K filed on July 30, 2009
(m)	Incorporated by reference from the Company’s Form 8-K filed on September 30, 2009

(n)	Incorporated by reference from the Company’s 2009 Third Quarter Report on Form 10-Q
(o)	Incorporated by reference from the Company’s Form 8-K filed on March 2, 2010
(p)	Incorporated by reference from the Company’s 2010 Second Quarter Report on Form 10-Q filed on August 2, 2010
(q)	Incorporated by reference from the Company’s 2010 First Quarter Report on Form 10-Q filed on April 16, 2010
(r)	Incorporated by reference from the Company’s Form 8-K filed on June 4, 2010
(s)	Incorporated by reference from the Company’s 2009 Annual Report on Form 10-K filed on March 5, 2010
(t)	Incorporated by reference from the Company’s Form 8-K filed on April 20, 2011

Escalade, Incorporated and Subsidiaries

Index to Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants’ Reports are submitted herewith:

Reports of Independent Registered Public Accounting Firms

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated (Company) as of December 31, 2011, and December 25, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2011, 2010 and 2009 financial statements (consisting of the balance sheet and related statement of operations) of Martin Yale International, GmbH, a wholly-owned subsidiary, which statements were presented on the basis of accounting principles generally accepted in Germany and reflect total assets of $16,146, $14,913 and $17,061 and net sales of $20,366, $16,880 and $20,532 (dollars in thousands) for 2011, 2010 and 2009, respectively, included in the related consolidated financial statement amounts as of and for the years ended December 31, 2011, December 25, 2010, and December 26, 2009. Those balance sheets and statements of operations for Martin Yale International, GmbH, are based solely on the reports of the other accountants.

Our audits also included auditing the adjustments to convert the balance sheets and statements of operations of Martin Yale International, GmbH into accounting principles generally accepted in the United States of America for purposes of consolidation. Our audits also included auditing the amounts reflected in the consolidated statements of cash flows and stockholders’ equity for Martin Yale International, GmbH.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and December 25, 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP
Evansville, Indiana
March 5, 2012

FALK & Co

Reports of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Martin Yale International GmbH,

Markdorf/Germany

We have audited the accompanying balance sheet of Martin Yale International GmbH, Markdorf/Germany (the Company) as of December 31, 2011 and December 31, 2010 and the related statement of income for each of the three years in the three-year period ended December 31, 2011. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and December 31, 2010 and the result of its operations for each of the three years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in Germany.

/s/ FALK GmbH & Co KG
Wirtschaftsprüfungsgesellschaft
Steuerberatungsgesellschaft

Heidelberg/Germany,
March 5, 2012

Escalade, Incorporated and Subsidiaries

Consolidated Balance Sheets

All Amounts in Thousands Except Share Information	December 31, 2011	December 25, 2010

Assets
Current assets
Cash and cash equivalents	$3,821	$1,536
Time deposits	950	1,250
Receivables, less allowances of $938 and $1,204	26,914	25,458
Inventories	29,035	22,888
Prepaid expenses	1,102	1,160
Deferred income tax benefit	1,478	1,502
Prepaid income tax	846	1,216
Total current assets	64,146	55,010

Property, plant and equipment, net	11,915	19,844
Intangible assets	14,064	15,678
Goodwill	25,285	25,397
Investments	14,397	11,624
Other assets	308	—
Total assets	$130,115	$127,553

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable—bank	$14,947	$10,992
Current portion of long-term debt	2,000	2,000
Trade accounts payable	3,293	3,751
Accrued liabilities	14,410	14,135
Total current liabilities	34,650	30,878

Long-term debt	5,000	7,500
Deferred income tax liability	2,900	2,145
Total liabilities	42,550	40,523

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock
Authorized: 1,000,000 shares, no par value, none issued
Common stock
Authorized: 30,000,000 shares, no par value
Issued and outstanding: 2011 —12,883,948 shares, 2010—12,780,372 shares	12,884	12,780
Retained earnings	71,348	70,329
Accumulated other comprehensive income	3,333	3,921
Total stockholders’ equity	87,565	87,030
Total liabilities and stockholders’ equity	$130,115	$127,553

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Operations

	Years Ended
All Amounts in Thousands Except Per Share Data	December 31, 2011	December 25, 2010	December 26, 2009

Net Sales	$134,250	$120,656	$115,999

Costs, Expenses and Other Income
Cost of products sold	92,541	83,475	82,250
Selling, administrative and general expenses	35,942	27,704	29,484
Amortization	1,596	1,288	2,265

Operating Income	4,171	8,189	2,000

Interest expense	(693)	(1,163)	(1,665)
Other income	3,397	2,050	2,270

Income Before Income Taxes	6,875	9,076	2,605

Provision for Income Taxes	2,434	3,017	948

Net Income	$4,441	$6,059	$1,657

Earnings Per Share Data
Basic earnings per share	$0.35	$0.48	$0.13
Diluted earnings per share	$0.33	$0.46	$0.13

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
All Amounts in Thousands	Shares	Amount	Earnings	Income	Total

Balances at December 27, 2008	12,616	$12,616	$63,050	$3,124	$78,790

Comprehensive income
Net income			1,657		1,657
Foreign currency translation adjustment				1,642	1,642
Total comprehensive income					3,299

Expense of stock options			588		588
Settlement of restricted stock units	7	7	(7)		—
Stock issued to directors as compensation	34	34	53		87

Balances at December 26, 2009	12,657	$12,657	$65,341	$4,766	$82,764

Comprehensive income
Net income			6,059		6,059
Foreign currency translation adjustment				(845)	(845)
Total comprehensive income					5,214

Expense of stock options			177		177
Exercise of stock options	75	75	(17)		58
Settlement of restricted stock units	12	12	(12)		—
Stock option forfeiture			(32)		(32)
Dividends declared			(1,285)		(1,285)
Stock issued to directors as compensation	36	36	98		134

Balances at December 25, 2010	12,780	$12,780	$70,329	$3,921	$87,030

Comprehensive income
Net income			4,441		4,441
Foreign currency translation adjustment				(588)	(588)
Total comprehensive income					3,853

Expense of stock options			548		548
Exercise of stock options	57	57	69		126
Settlement of restricted stock units	20	20	(20)		—
Dividends declared			(4,138)		(4,138)
Stock issued to directors as compensation	27	27	119		146

Balances at December 31, 2011	12,884	$12,884	$71,348	$3,333	$87,565

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
All Amounts in Thousands	December 31, 2011	December 25, 2010	December 26, 2009
Operating Activities
Net income	$4,441	$6,059	$1,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	8,772	4,330	5,965
Provision for doubtful accounts	(271)	(247)	362
Stock option expense	548	177	641
Equity in net income of joint venture investments	(3,328)	(1,963)	(1,598)
Deferred income taxes	863	1,401	2,175
Provision for deferred compensation	—	—	110
Gain on disposals of assets	(355)	(1)	(408)

Changes in
Accounts receivable	(1,148)	(1,752)	3,661
Inventories	(6,302)	(2,411)	9,059
Prepaids	(249)	435	210
Other assets	405	(16)	(503)
Income tax payable	288	(55)	2,739
Accounts payable and accrued expenses	(1,083)	2,895	(5,757)
Net cash provided by operating activities	2,581	8,852	18,313

Investing Activities
Purchase of property and equipment	(2,375)	(1,778)	(1,894)
(Purchase) sale of short-term time deposits	300	(500)	(750)
Proceeds from sale of property and equipment	3,428	13	269
Proceeds from sale of investments	—	—	1,645
Net cash provided by (used in) investing activities	1,353	(2,265)	(730)

Financing Activities
Net increase (decrease) in notes payable—bank	3,293	(8,237)	(18,880)
Net increase in overdraft facility	662	1,406	—
Proceeds from exercise of stock options	126	58	—
Stock option forfeiture	—	(32)	—
Reduction of long-term debt	(2,500)	(500)	—
Cash dividends paid	(3,212)	(1,285)	—
Directors compensation	146	134	33
Net cash used in financing activities	(1,485)	(8,456)	(18,847)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(164)	366	686
Increase (Decrease) in Cash and Cash Equivalents	2,285	(1,503)	(578)
Cash and Cash Equivalents, Beginning of Year	1,536	3,039	3,617
Cash and Cash Equivalents, End of Year	$3,821	$1,536	$3,039
Supplemental Cash Flows Information
Interest paid	$683	$1,161	$1,802
Income taxes paid	$1,316	$1,832	$184
Dividends payable	$926	—	—

See notes to consolidated financial statements.

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Escalade, Incorporated and its wholly-owned subsidiaries (the “Company”) are engaged in the manufacture and sale of sporting goods and information security and print finishing products. The Company is headquartered in Evansville, Indiana and has manufacturing facilities in the United States of America, Mexico and Germany. The Company sells products to customers throughout the world.

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

Fiscal Year End

The Company’s fiscal year is a 52 or 53 week period ending on the last Saturday in December. Fiscal year 2011 was 53 weeks long, ending on December 31, 2011. Fiscal years 2010 and 2009 were 52 weeks long, ending on December 25, 2010 and December 26, 2009 respectively.

Cash and Cash Equivalents

Highly liquid financial instruments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents.

Accounts Receivable

Revenue from the sale of the Company’s products is recognized as products are shipped to customers and accounts receivable are stated at the amount billed to customers. Interest and late charges billed to customers are not material and, because collection is uncertain, are not recognized until collected and are therefore not included in accounts receivable. The Company does not offer the right of return on any of its sales and the Company does not engage in consignment or contingency sales. The Company provides an allowance for doubtful accounts which is described in Note 2 – Certain Significant Estimates.

Inventories

Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower cost or market. This inventory valuation reserve totaled $1.6 million and $1.8 million at fiscal year-end 2011 and 2010, respectively. Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

In Thousands	2011	2010

Raw materials	$7,865	$5,973
Work in process	3,751	2,497
Finished goods	17,419	14,418
	$29,035	$22,888

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

In Thousands	2011	2010

Land	$1,783	$2,381
Buildings and leasehold improvements	17,542	20,672
Machinery and equipment	22,890	30,581
Total cost	42,215	53,634
Accumulated depreciation and amortization	(30,300)	(33,790)
	$11,915	$19,844

The Company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. No asset impairment was recognized during the years ended 2011, 2010, or 2009.

Investments

Investments are composed of the following:

In Thousands	2011	2010

Non-marketable equity investments (equity method)	$14,397	$11,624

Non-Marketable Equity Investments: The Company has minority equity positions in companies strategically related to the Company’s business, but does not have control over these companies. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income (loss) is recorded in other income on the consolidated statement of income. The proportionate share of net income was $3.3 million, $2.0 million and $1.6 million in 2011, 2010 and 2009, respectively. Total cash dividends received from these equity investments amounted to $323 thousand, $0, and $32 thousand in 2011, 2010 and 2009, respectively. The Company considers whether the fair value of any of its equity investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value. There was no impairment loss recognized on equity method investments in 2011, 2010 or 2009.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over fair value of net tangible and identifiable intangible assets of acquired businesses. Intangible assets consist of patents, consulting agreements, non-compete agreements, customer lists, and trademarks. Goodwill and trademarks are deemed to have indefinite lives and are not amortized, but are subject to impairment testing annually in accordance with guidance included in FASB ASC 350, Intangibles – Goodwill and Other. Other intangible assets are amortized using the straight-line method over the following lives: consulting agreements, the life of the agreement; non-compete agreements, the lesser of the term or 5 years; and patents, the lesser of the remaining life or 5 to 8 years. No impairment has been recognized on goodwill or intangible assets in 2011, 2010 or 2009.

Employee Incentive Plan

During 2007, the Company replaced two stock-based compensation plans with a new incentive plan more fully explained in Note 11. The Company accounts for this plan under the recognition and measurement principles of FASB ASC 505, Equity Based Payments.

Foreign Currency Translation

The functional currency for the foreign operations of Escalade is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income in the Consolidated Statements of Stockholders’ Equity and are excluded from net income. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Operations and were insignificant in fiscal years 2011, 2010, and 2009.

Cost of Products Sold

Cost of products sold is comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Other Income

The components of Other Income are as follows:

In Thousands	2011	2010	2009

Income from non-marketable equity investments accounted for on the equity method	$3,328	$1,963	$1,598
Dividend and interest income from marketable equity securities available for sale	—	—	48
Gain on sale of marketable equity securities available for sale	—	—	432
Royalty income from patents	66	79	50
Other	3	8	142
	$3,397	$2,050	$2,270

Income Taxes

Income tax in the consolidated statement of operations includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs incurred during 2011, 2010 and 2009 were approximately $1.4 million, $1.9 million, and $2.0 million, respectively.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

New Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update 2011-04, Fair Value Measurement, to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with Generally Accepted Accounting Principles and International Financial Reporting Standards. The amendments in this Update explain how to measure fair value; they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments are effective for annual periods beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments in this Update allow companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011 and thus are effective for the Company’s first quarter reporting in 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this Update defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. The amendments in this Update permit companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, Intangibles – Goodwill and Other. The guidance in this Update is effective for fiscal years and interim periods beginning after December 15, 2011 and thus is effective for the Company’s first quarter reporting in 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Listed below are certain significant estimates and assumptions related to the preparation of the consolidated financial statements:

Goodwill

In evaluating the recoverability of goodwill, it is necessary to estimate the fair values of the reporting units. In making this assessment, the Company estimates the fair market values of the reporting units using a discounted cash flow model and comparable market value data for similar entities. Key assumptions and estimates used in the cash flow model include discount rate, internal sales growth, margins, capital expenditure requirements, and working capital requirements. Recent performance of the reporting units is an important factor, but not the only factor, in the assessment. There are inherent assumptions and judgments required in the analysis of goodwill impairment.

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

In Thousands	2011	2010	2009

Beginning balance	$656	$737	$896
Additions	1,087	357	232
Deductions	(874)	(438)	(391)
Ending balance	$869	$656	$737

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

In Thousands	2011	2010	2009

Beginning balance	$1,839	$3,152	$3,943
Additions	458	189	1,042
Deductions	(741)	(1,502)	(1,833)
Ending balance	$1,556	$1,839	$3,152

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

In Thousands	2011	2010	2009

Beginning balance	$1,204	$1,485	$1,114
Additions	1,125	654	1,224
Deductions	(1,391)	(935)	(853)
Ending balance	$938	$1,204	$1,485

Customer Allowances

Customer allowances are common practice in the industries in which the Company operates. These agreements are typically in the form of advertising subsidies, volume rebates and catalog allowances and are accounted for as a reduction to gross sales. The Company reviews such allowances on an ongoing basis and accruals are adjusted, if necessary, as additional information becomes available. A reconciliation of the liability is as follows:

In Thousands	2011	2010	2009

Beginning balance	$2,398	$2,749	$4,623
Additions	5,762	5,046	5,578
Deductions	(5,555)	(5,397)	(7,452)
Ending balance	$2,605	$2,398	$2,749

Note 3 — Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands	2011	2010

Employee compensation	$4,737	$4,696
Customer related allowances and accruals	4,551	3,982
Other accrued items	5,122	5,457
	$14,410	$14,135

Note 4 — Operating Leases

The Company leases warehouse and office space under non-cancelable operating leases that expire at various dates through 2016. Terms of the leases, including renewals, taxes, utilities, and maintenance, vary by lease. Total rental expense included in the results of operations relating to all leases was $1.5 million, $1.5 million, and $1.7 million in 2011, 2010, and 2009, respectively.

At December 31, 2011, minimum rental payments under non-cancelable leases with terms of more than one year were as follows:

In Thousands	Amount

2012	$1,099
2013	788
2014	598
2015	419
2016	312
$3,216

Note 5 — Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

	2011		2010
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$22,369	$13,372	$22,369	$11,978
Consulting agreements	976	976	976	976
Non-compete agreements	2,197	2,121	2,197	2,073
Customer list	1,801	1,710	1,821	1,582
Trademarks	5,022	122	5,046	122
	$32,365	$18,301	$32,409	$16,731

Amortization expense was $1.6 million, $1.3 million and $2.3 million for 2011, 2010 and 2009, respectively.

Estimated future amortization expense for each reporting segment is summarized in the following table:

In Thousands	2012	2013	2014	2015	2016	Thereafter

Sporting Goods	$2,099	$2,075	$1,938	$1,932	$989	$42
Information Security and Print Finishing	73	18	—	—	—	—

	$2,172	$2,093	$1,938	$1,932	$989	$42

The changes in the carrying amount of goodwill were:

In Thousands	Sporting Goods	Information Security and Print Finishing	Total

Balance at December 26, 2009	$12,017	$14,198	$26,215
Foreign currency translation adjustment	—	(818)	(818)
Balance at December 25, 2010	12,017	13,380	25,397
Foreign currency translation adjustment	—	(112)	(112)
Balance at December 31, 2011	$12,017	$13,268	$25,285

Note 6 — Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective year-end for balance sheet amounts and using average exchange rates for income statement amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the years ended 2011 and 2010 are addbacks of $9.3 million and $7.6 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $13.0 million offset by the related cumulative tax effect of $3.7 million as of December 31, 2011 and cumulative goodwill adjustments of $10.6 million offset by the related cumulative tax effect of $3.0 million as of December 25, 2010. The income statement impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the years ended December 31, 2011, December 25, 2010, and December 26, 2009 are to increase total Stiga net income by approximately $1.6 million, $1.7 million, and $1.3 million, respectively.

In addition, the Company has a 50% interest in two joint ventures, Escalade International, Ltd. in the United Kingdom and Neoteric Industries Inc. in Taiwan. The income and assets of Neoteric have no material impact on the Company’s financial reporting. Escalade International Ltd. is a sporting goods wholesaler, specializing in fitness equipment. The Company’s 50% portion of net income (loss) for Escalade International for the years ended December 31, 2011, December 25, 2010, and December 26, 2009 was ($103) thousand, $87 thousand, and $123 thousand respectively, and is included in other income on the Company’s statement of operations. Additional information regarding these entities is considered immaterial and has not been included in the combined totals listed below.

In accordance with Rule 8-03(b)(3) of Regulation S-X, summarized financial information for Stiga Sports AB balance sheets as of December 31, 2011 and 2010, and statements of operations for the years ended December 31, 2011, 2010 and 2009 is as follows:

In Thousands	2011	2010

Current assets	$23,451	$19,384
Non-current assets	9,460	11,338
Total assets	32,911	30,722

Current liabilities	10,033	9,599
Non-current liabilities	6,334	8,918
Total liabilities	16,367	18,517

Net assets	$16,544	$12,205

	2011	2010	2009

Net sales	$45,588	$30,826	$25,833
Gross profit	21,746	13,953	12,166
Net income	5,223	2,044	1,615

Note 7 — Borrowings

On April 14, 2011 the Company entered into the Seventh Amendment to its Credit Agreement with its issuing bank, JP Morgan Chase Bank, N.A. (Chase). The Seventh Amendment amends the Credit Agreement originally dated as of April 30, 2009, and as amended had a maturity date of May 31, 2012. The Seventh Amendment now makes available to the Company a senior revolving credit facility in the maximum principal amount of up to $22 million with a maturity date of July 31, 2013 and a term loan in the principal amount of $8.5 million with a maturity date of May 31, 2015. The term loan agreement requires the Company to make repayment of the principal balance in equal installments of $0.5 million per quarter beginning in September 2010. A portion of the credit facility not in excess of $5 million is available for the issuance of commercial or standby letters of credit to be issued by Chase. The Credit Agreement Amendment also provides a Euro 2.0 million (approximately $2.6 million) overdraft facility. As of December 31, 2011 and December 25, 2010, the total amount outstanding on the overdraft facility was $2.2 million and $1.6 million, respectively.

Short-Term Debt

Short-term debt at fiscal year-ends was as follows:

In Thousands	2011	2010

Senior secured revolving credit facility of $22.0 million with a maturity of July 31, 2013. The loan bears an interest rate of the Alternative Base Rate plus or minus the applicable ABR spread, or LIBOR plus the applicable LIBOR Spread, determined quarterly and based on the Company’s leverage ratio. Secured by substantially all assets of the Company. The interest rates at December 31, 2011 ranged between 2.53% and 3.25%.	$10,000	$6,707
Euro overdraft facility of approximately $2.6 million payable on demand. The facility bears on interest rate of LIBOR plus 2.5%.	2,247	1,585
Short-term debt	4,700	4,700
	$16,947	$12,992

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:

In Thousands	2011	2010

Revolving term loan of $10.0 million, executed on May 31, 2010 with a term of 5 years, with payments of $0.5 million quarterly beginning with the calendar quarter ended September 30, 2010. The loan bears an interest rate of Alternative Base Rate plus or minus the applicable ABR Spread, or LIBOR plus the applicable LIBOR Spread, determined quarterly. The interest rate at December 31, 2011, was 2.7963%.	$7,000	$9,500

Mortgage payable (Wabash, Indiana Adjustable Rate Economic Development Revenue Refunding Bonds), annual installments are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, rate at December 31, 2011 is 0.35%, due September 2028, secured by plant facility, machinery and equipment, and a stand-by letter of credit	2,700	2,700

	9,700	12,200
Portion classified as short-term debt	(4,700)	(4,700)
	$5,000	$7,500

Maturities of long-term debt outstanding at December 31, 2011 are as follows: $4.7 million in 2012, $2.0 million in 2013, $2.0 million in 2014, and $1.0 million in 2015.

Note 8 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

In Thousands	2011	2010	2009

Weighted average common shares outstanding	12,849	12,726	12,632
Dilutive effect of stock options	562	515	239
Weighted average common shares outstanding, assuming dilution	13,411	13,241	12,871

Number of anti-dilutive stock options	—	—	30

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 9 — Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company’s contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company’s expense for the plan was $0.33 million, $0.18 million and $0.13 million for 2011, 2010 and 2009, respectively.

Note 10 — Deferred Compensation Plan

In October 1985, the Board of Directors approved the adoption of a Contributory Deferred Compensation Plan pursuant to which some recipients of incentive compensation could elect to defer receipt thereof. For each dollar of deferred compensation, the Company provided a 75% matching amount. All deferrals allowed under this plan have been made and amounts deferred earn interest at the rate of 9%. Mr. Robert Griffin, Chairman of the Board, was the only remaining participant in the Plan at the beginning of 2010. During 2010, the entire balance owed to Mr. Griffin was disbursed in cash. The payment of this liability was recognized as an expense for tax purposes in 2010.

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

The 2007 Incentive Plan is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. Subject to various restrictions contained in the plan document, the total number of shares of common stock which may be issued pursuant to awards under the Plan may not exceed 1,481,491 shares.

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

The Company issued no restricted stock units to employees or directors in 2010 and 2011. The following table presents a summary of non-vested restricted stock units granted to employees and directors as of December 31, 2011, and changes during the year ended December 31, 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested restricted stock units as of December 25, 2010	82,708	$5.78
Granted	—	$—
Vested	—	$—
Forfeited	(82,708)	$5.78
Non-vested restricted stock units as of December 31, 2011	—

Vested but unsettled	53,479
Outstanding restricted stock units as of December 31, 2011	53,479

When vesting is dependent on certain market criteria, the fair value of restricted stock units is determined by the use of Monte Carlo techniques. The market price of the Company’s stock on the grant date is used to value restricted stock units where vesting is not contingent on market criteria. In 2010, the Company recorded the impact of pre-vesting forfeitures of certain restricted stock units. The impact of these pre-vesting forfeitures was to reduce the stock compensation expense by $259 thousand. In 2011 and 2010, the Company recognized $35 thousand and ($48) thousand, respectively in compensation expense related to restricted stock units and as of December 31, 2011 and December 25, 2010, there was $0 thousand and $35 thousand respectively, of unrecognized compensation expense related to restricted stock units.

Stock Options

Total compensation expense recorded in the statement of operations for 2011, 2010 and 2009 relating to stock options was $513 thousand, $224 thousand and $84 thousand, respectively.

At the February 24, 2011 meeting of the Board of Directors, the Board voted to approve director stock options of 37,500, and employee incentive stock options of 200,000. The director and employee options have a one year vesting and four year-tiered vesting, respectively, and all options expire in five years.

The following table summarizes option activity for each of the three years ended 2011:

	Incentive Stock Options		Director Stock Options
	Granted	Outstanding	Granted	Outstanding

2011	200,000	915,625	37,500	69,024
2010	299,000	877,500	30,000	51,524
2009	682,000	791,000	30,000	51,600

The fair value of each option grant award is estimated on the grant date using the Black-Scholes-Merton option valuation model using the following assumptions:

	2011	2010	2009

Risk-free interest rates	1.51%	1.36%	1.15% to 1.38%
Dividend yields	1.84%	0%	0%
Volatility factors of expected market price of common stock	109.71% to 122.17%	97.64% to 116.63%	81.34% to 94.93%
Weighted average expected life of the options	1-4 years	1-4 years	1-3 years

The following table summarizes stock option transactions for the three years ended 2011:

	2011		2010		2009
	Shares	Option Price	Shares	Option Price	Shares	Option Price

Outstanding at beginning of year	929,024	$0.64 to $11.26	842,600	$0.64 to $13.40	390,867	$6.99 to $19.21
Issued during year	237,500	$6.07	329,000	$2.56	712,000	$0.64 to $0.89

Canceled or expired	(125,625)		(167,576)		(260,267)

Exercised during year	(56,250)	$0.64 to $2.56	(75,000)	$0.64 to $0.89	—
Outstanding at end of year	984,649	$0.64 to $9.35	929,024	$0.64 to $11.26	842,600	$0.64 to $13.40
Exercisable at end of year	69,399		87,524		191,850
Weighted-average fair value of options granted during the year	$4.03		$1.80		$0.38

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

$0.64 - $0.89	476,000	2.3 years	$0.64	5,000	$0.89
$2.56 - $6.07	502,125	3.6 years	$4.17	57,875	$2.56
$9.35	6,524	0.3 years	$9.35	6,524	$9.35
	984,649			69,399

Note 12 — Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects were as follows:

In Thousands	2011	2010	2009
Change in foreign currency translation adjustment	$(588)	$(845)	$1,642

The components of accumulated other comprehensive income, net of tax, were as follows:

In Thousands	2011	2010	2009
Foreign currency translation adjustment	$3,333	$3,921	$4,766

Note 13 — Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands	2011	2010	2009

Income (loss) before taxes:
United States of America (USA)	$8,481	$10,919	$3,359
Non USA	(1,605)	(1,843)	(754)
	$6,875	$9,076	$2,605
Provision for taxes:
Current
Federal	$965	$118	$(906)
State	38	180	(685)
International	568	(194)	364
	1,571	104	(1,227)
Deferred
Federal	163	2,802	1,686
State	621	59	964
International	79	52	(475)
	863	2,913	2,175
	$2,434	$3,017	$948

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

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands	2011	2010	2009

Income tax at statutory rate	$2,338	$3,086	$886
Increase (decrease) in income tax resulting from
Permanent differences (investment income, dividends, and captive insurance earnings)	(292)	(368)	(162)
State tax expense, net of federal effect	435	158	184
Effect of foreign tax rates	(101)	484	(188)
Other	54	(343)	228
Recorded provision for income taxes	$2,434	$3,017	$948

The provision for income taxes was computed based on financial statement income. In accordance with FASB ASC 740, the Company has recorded the following changes in uncertain tax positions:

In Thousands	2011	2010
Balance, beginning of year	$220	$536
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Settlements	—	(263)
Reductions settlements	—	—
Reductions for prior year tax positions	(174)	(53)
Balance, end of year	$46	$220

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company is subject to future examinations by federal, state and other tax authorities for all years after 2007.

The components of the net deferred tax assets are as follows:

In Thousands	2011	2010
Assets
Employee benefits	$55	$58
Valuation reserves	1,584	1,727
Property and equipment	356	—
Stock based compensation	132	268
Federal and state credits	1,046	375
Net operating loss carry forward	7,132	7,584
Total assets	10,305	10,012

Liabilities
Unrealized equity investment income	(2,027)	(1,627)
Goodwill and intangible assets	(2,535)	(2,184)
Prepaid insurance	(90)	—
Property and equipment	—	(218)
Total liabilities	(4,652)	(4,029)

Valuation Allowance
Beginning balance	(6,626)	(6,855)
Increase (decrease) during period	(449)	229
Ending balance	(7,075)	(6,626)
	$(1,422)	$(643)

Deferred tax assets (liabilities) are included in the consolidated balance sheets as follows:

In Thousands	2011	2010
Deferred income tax asset - current	$1,478	$1,502
Deferred income tax asset (liability) – long-term	(2,900)	(2,145)
	$(1,422)	$(643)

The Company has state unused net operating losses of approximately $5.1 million. All operating loss carry-forwards expire in various amounts through 2029. In addition, the Company has foreign unused net operating loss carry-forwards of approximately $20.6 million of which an estimated $19.7 million has been reserved as the Company does not expect to be able to utilize these carryforwards.

Note 14 — Operating Segment and Geographic Information

The following table presents certain operating segment information.

In Thousands	2011	2010	2009

Sporting Goods
Net revenue	$96,971	$85,815	$76,807
Operating income	10,802	9,171	4,610
Interest expense	686	1,655	2,673
Provision for taxes	4,365	2,993	715
Net income	5,817	4,601	1,273
Identifiable assets	69,324	68,047	67,528
Non-marketable equity investments (equity method)	—	—	—
Depreciation & amortization	2,623	2,461	3,217
Capital expenditures	1,595	517	792

Information Security and Print Finishing
Net revenue	37,279	34,841	39,192
Operating income	71	926	1,780
Interest expense	445	203	(208)
Provision for taxes	551	913	988
Net income (loss)	(921)	(187)	1,077
Identifiable assets	40,396	37,713	40,105
Non-marketable equity investments (equity method)	318	321	341
Depreciation & amortization	974	1,114	1,576
Capital expenditures	780	1,261	640

All Other
Net revenue	—	—	—
Operating loss	(6,702)	(1,908)	(4,390)
Interest expense	(438)	(695)	(800)
Benefit for taxes	(2,482)	(889)	(755)
Net income (loss)	(455)	1,645	(693)
Identifiable assets	20,395	21,793	19,605
Non-marketable equity investments (equity method)	14,079	11,303	8,815
Depreciation & amortization	5,175	755	1,172
Capital expenditures	—	—	462

Total
Net revenue	134,250	120,656	115,999
Operating income	4,171	8,189	2,000
Interest expense	693	1,163	1,665
Provision for taxes	2,434	3,017	948
Net income	4,441	6,059	1,657
Identifiable assets	130,115	127,553	127,238
Non-marketable equity investments (equity method)	14,397	11,624	9,156
Depreciation & amortization	8,772	4,330	5,965
Capital expenditures	2,375	1,778	1,894

Each operating segment is individually managed and has separate financial results that are reviewed by the Company’s management. Each segment contains closely related products that are unique to the particular segment. There were no changes to the composition of segments in 2011. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Sporting Goods segment consists of home entertainment products such as table tennis tables and accessories; basketball goals; pool tables and accessories; outdoor playsets; soccer and hockey tables; archery equipment and accessories; and fitness, arcade and darting products. Customers include retailers, dealers and wholesalers located throughout the United States and Europe.

The Information Security and Print Finishing segment consists of products such as high-security data shredders, disintegrators and deguassers, and office machinery used in the office and graphic arts environment. Office environment products include folding machines; and paper trimmers and cutters. Customers include end-users, as well as, retailers, wholesalers, catalogs, specialty dealers and business partners.

All other segments consist of general and administrative expenses not specifically related to the operating business segments and includes investment income from equity investments.

Interest expense is allocated to operating segments based on working capital usage and the provision for taxes is allocated based on a combined federal and state statutory rate of 39.4% adjusted for actual taxes on foreign income. Permanent tax adjustments and timing differences are included in the all other segment.

Identifiable assets are principally those assets used in each segment. The assets in the all other segment are principally cash and cash equivalents; deferred tax assets; and investments.

The Company has one customer in 2011 in the Sporting Goods segment who accounted for 16% of consolidated total revenues and one customer in 2010 and 2009 who accounted for 15% and 15% of consolidated total revenues, respectively. No other customers accounted for 10% or more of consolidated revenues. Within the Sporting Goods segment, this customer accounted for 22%, 21% and 22% of total revenues in 2011, 2010 and 2009, respectively.

As of December 31, 2011, approximately 13 employees of the Company’s labor force were covered by a collective bargaining agreement that expires April 30, 2012.

Raw materials for Escalade’s various product lines consist of wood, particleboard, slate, standard grades of steel, steel tubing, plastic, vinyl, steel cables, fiberglass and packaging. Escalade relies upon suppliers in China for its requirement of billiard balls and slate utilized in the production of home pool tables and upon various Asia manufacturers for certain of its table tennis needs and other items. Escalade sources its game table and billiard product lines in China.

Revenues by geographic region/country were as follows:

In Thousands	2011	2010	2009

North America	$112,907	$100,921	$95,723
Europe	12,240	11,486	13,033
Other	9,103	8,249	7,243
	$134,250	$120,656	$115,999

Revenues are attributed to country based on location of customer and are for continuing operations.

Identified assets by geographic region/country were as follows:

In Thousands	2011	2010	2009

North America	$105,717	$103,277	$100,643
Europe	24,398	24,276	26,595
	$130,115	$127,553	$127,238

Note 15 — Summary of Quarterly Results

In thousands, except per share data (unaudited)	March 19	July 9	October 1	December 31

2011
Net sales	$27,998	$40,850	$28,734	$36,668
Operating income (loss)	2,067	2,717	(855)	242
Net income (loss)	1,203	1,485	(380)	2,133
Basic earnings (loss) per share	$0.09	$0.12	$(0.03)	$0.17

In thousands, except per share data (unaudited)	March 20	July 10	October 2	December 25

2010
Net sales	$25,169	$35,737	$28,565	$31,185
Operating income	1,409	3,450	2,359	971
Net income	802	1,862	1,172	2,223
Basic earnings per share	$0.06	$0.15	$0.09	$0.18

Note 16 — Acquisitions

All of the Company’s acquisitions have been accounted for using the purchase method of accounting.

Note 17 — Commitments and Contingencies

The Company has obtained a letter of credit for the benefit of a certain mortgage holder. At December 31, 2011, the balance of the letter of credit was $2.7 million. It is to be used in the event of a default in either interest or principal payments.

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

The Company has entered into various agreements whereby it is required to make royalty and license payments. At December 31, 2011, the Company had future estimated minimum non-cancelable royalty and license payments as follows:

In Thousands	Amount

2012	$530
2013	350
2014	375
2015	375
2016	375
Thereafter	750
$2,755

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 at December 31, 2011 and December 25, 2010.

In Thousands		2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$3,821	$3,821	$1,536	$1,536
Time deposits	$950	$950	$1,250	$1,250

Financial liabilities
Note payable and Short-term debt	$14,947	$14,947	$10,992	$10,992
Current portion of Long-term debt	$2,000	$2,000	$2,000	$2,000
Long-term debt	$5,000	$5,000	$7,500	$7,500

Note 19 — Subsequent Event

On March 1, 2012, the Board of Directors declared a dividend of $0.07 per share to shareholders of record on April 6, 2012, payable on April 16, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:

/s/ Robert J. Keller	March 5, 2012
Robert J. Keller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert E. Griffin	Chairman and Director	March 5, 2012
Robert E. Griffin

/s/ Edward E. Williams	Director	March 5, 2012
Edward E. Williams

/s/ Richard D. White	Director	March 5, 2012
Richard D. White

/s/ George Savitsky	Director	March 5, 2012
George Savitsky

/s/ Richard Baalmann, Jr.	Director	March 5, 2012
Richard Baalmann, Jr.

/s/ Patrick Griffin	Director and President Martin Yale Group	March 5, 2012
Patrick Griffin

/s/ Robert J. Keller	Director and President and Chief Executive	March 5, 2012
Robert J. Keller	Officer (Principal Executive Officer)

/s/ Deborah J. Meinert	Vice President and Chief Financial Officer	March 5, 2012
Deborah J. Meinert	(Principal Financial and Accounting Officer)

