Form 10-Q
period 2012-03-24
ESCALADE INC
filed 2012-04-24
CIK 33488

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

☒  Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarter ended March 24, 2012 or

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

812-467-1251

 (Registrant's Telephone Number)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 11, 2012
Common, no par value	13,172,749

1

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(All amounts in thousands, except share information)

	March 24, 2012	December 31, 2011	March 19, 2011
	(Unaudited)	(Audited)	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$2,581	$3,821	$1,583
Time deposits	500	950	1,000
Receivables, less allowance of $939; $938; and $1,184; respectively	27,574	26,914	23,938
Inventories	31,457	29,035	29,080
Prepaid expenses	1,474	1,102	1,829
Deferred income tax benefit	1,418	1,478	1,364
Income tax receivable	—	846	430
TOTAL CURRENT ASSETS	65,004	64,146	59,224

Property, plant and equipment, net	12,060	11,915	19,675
Intangible assets	13,589	14,064	15,512
Goodwill	25,468	25,285	26,024
Investments	14,862	14,397	12,564
Other assets	274	308	—
	$131,257	$130,115	$132,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$13,688	$14,947	$14,653
Current portion of long-term debt	2,000	2,000	2,000
Trade accounts payable	4,692	3,293	4,739
Accrued liabilities	13,757	14,410	12,224
Income tax payable	233	—	—
TOTAL CURRENT LIABILITIES	34,370	34,650	33,616

Other Liabilities:
Long-term debt	5,000	5,000	7,000
Deferred income tax liability	2,885	2,900	2,105
TOTAL LIABILITIES	42,255	42,550	42,721

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 12,909,132; 12,883,948; and 12,812,943; shares respectively	12,909	12,884	12,813
Retained earnings	72,180	71,348	71,651
Accumulated other comprehensive income	3,913	3,333	5,814
	89,002	87,565	90,278
	$131,257	$130,115	$132,999

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(All amounts in thousands, except per share amounts)

	Three Months Ended
	March 24, 2012	March 19, 2011

Net sales	$30,565	$27,998

Costs, expenses and other income:
Cost of products sold	20,009	17,873
Selling, general and administrative expenses	7,297	7,741
Amortization	517	317
Operating income	2,742	2,067

Interest expense, net	(154)	(184)
Other income	172	122
Income before income taxes	2,760	2,005

Provision for income taxes	1,184	802

Net income	$1,576	$1,203

Per share data:
Basic earnings per share	$0.12	$0.09
Diluted earnings per share	$0.12	$0.09

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 24, 2012	March 19, 2011

Net income	$1,576	$1,203

Foreign currency translation adjustment	585	1,893

Comprehensive income	$2,161	$3,096

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(All amounts in thousands)

	Three Months Ended
	March 24, 2012	March 19, 2011

Operating Activities:
Net income	$1,576	$1,203
Depreciation and amortization	992	962
Loss on disposal of property and equipment	—	22
Stock-based compensation	135	85
Adjustments necessary to reconcile net income to net cash provided (used) by operating activities	(2,553)	(5,157)
Net cash provided (used) by operating activities	150	(2,885)

Investing Activities:
Purchase of property and equipment	(533)	(223)
Proceeds from disposal of short-term time deposits	450	250
Net cash provided (used) by investing activities	(83)	27

Financing Activities:
Net increase (decrease) in notes payable	(1,252)	3,924
Net decrease in overdraft facility	(7)	(324)
Principal payment on long-term debt	—	(500)
Proceeds from exercise of stock options	36	14
Director stock compensation	36	52
Net cash provided (used) by financing activities	(1,187)	3,166
Effect of exchange rate changes on cash	(120)	(261)
Net increase (decrease) in cash and cash equivalents	(1,240)	47
Cash and cash equivalents, beginning of period	3,821	1,536
Cash and cash equivalents, end of period	$2,581	$1,583

Supplemental Cash Flows Information
Dividends payable	926	—

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2011 filed with the Securities and Exchange Commission.

Note B - Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Note C - Seasonal Aspects

The results of operations for the three month periods ended March 24, 2012 and March 19, 2011 are not necessarily indicative of the results to be expected for the full year.

Note D - Inventories

In thousands	March 24, 2012	December 31, 2011	March 19, 2011

Raw materials	$8,696	$7,865	$8,420
Work in progress	4,866	3,751	3,417
Finished goods	17,895	17,419	17,243
	$31,457	$29,035	$29,080

Note E – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the periods ended March 24, 2012 and March 19, 2011 are addbacks to Stiga’s consolidated financial information of $9.7 million and $8.5 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $13.5 million offset by the related cumulative tax effect of $3.8 million as of March 24, 2012 and cumulative goodwill adjustments of $11.9 million offset by the related cumulative tax effect of $3.4 million as of March 19, 2011. The statement of operations impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the periods ended March 24, 2012, and March 19, 2011 are to increase Stiga’s net income by approximately $0.5 million and $0.3 million, respectively. The Company’s 50% portion of net income for Stiga for the periods ended March 24, 2012 and March 19, 2011 was $188 thousand and $57 thousand, respectively, and is included in other income on the Company’s statements of operations.

In addition, Escalade has a 50% interest in two joint ventures, Escalade International, Ltd. in the United Kingdom, and Neoteric Industries Inc. in Taiwan. Escalade International Ltd. is a sporting goods wholesaler, specializing in fitness equipment. The Company’s 50% portion of net income (loss) for Escalade International for the periods ended March 24, 2012 and March 19, 2011 was ($19,534) and $53,735 respectively, and is included in other income on the Company’s statements of operations. The income and assets of Neoteric have no impact on the Company’s financial reporting. Additional information regarding these entities is considered immaterial and has not been included in the totals listed below.

Summarized financial information for Stiga Sports AB balance sheets as of March 24, 2012, December 31, 2011, and March 19, 2011 and statements of operations for the periods ended March 24, 2012 and March 19, 2011 is as follows:

In thousands	March 24, 2012	December 31, 2011	March 19, 2011

Current assets	$19,182	$23,451	$16,315
Non-current assets	9,252	9,460	11,774
Total assets	28,434	32,911	28,089

Current liabilities	5,689	10,033	6,089
Non-current liabilities	5,956	6,334	9,080
Total liabilities	11,645	16,367	15,169

Net assets	$16,789	$16,544	$12,920

	Three Months Ended
	March 24, 2012	March 19, 2011

Net Sales	$4,147	$4,443
Gross Profit	2,167	2,041
Net Loss	(97)	(194)

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

Note G – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, the Company has recorded the following changes in uncertain tax positions:

Three Months Ended
In thousands	March 24, 2012	March 19, 2011
Beginning Balance	$46	$220
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Settlements	—	—
Reductions Settlements	—	—
Reductions for prior year tax positions	—	—
Ending Balance	$46	$220

Note H – Fair Values of Financial Instruments

The following methods were used to estimate the fair value of all financial instruments recognized in the accompanying balance sheets at amounts other than fair values.

Cash and Cash Equivalents and Time Deposits

Fair values of cash and cash equivalents and time deposits approximate cost due to the short period of time to maturity.

Notes Payable and Long-term Debt

Fair values of notes payable and long-term debt is estimated based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and determined through the use of a discounted cash flow model.

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at March 24, 2012 and March 19, 2011.

		Fair Value Measurements Using
March 24, 2012 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,581	$2,581	$—	$—
Time deposits	$500	$500	$—	$—

Financial liabilities
Note payable and Short-term debt	$13,688	$—	$13,688	$—
Current portion of Long-term debt	$2,000	$—	$2,000	$—
Long-term debt	$5,000	$—	$5,000	$—

		Fair Value Measurements Using
March 19, 2011 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,583	$1,583	$—	$—
Time deposits	$1,000	$1,000	$—	$—

Financial liabilities
Note payable and Short-term debt	$14,653	$—	$14,653	$—
Current portion of Long-term debt	$2,000	$—	$2,000	$—
Long-term debt	$7,000	$—	$7,000	$—

The outstanding balance of the euro overdraft facility is included in Notes payable and Short-term debt. For the periods ended March 24, 2012, December 31, 2011, and March 19, 2011, the balance of the euro overdraft facility was $2.2 million, $2.2 million, and $1.3 million, respectively.

Note I – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the three months ended March 24, 2012 and pursuant to the 2007 Incentive Plan, in lieu of director fees, the Company awarded to certain directors 7,809 shares of common stock. In addition, the Company awarded 37,500 stock options to directors and 200,000 stock options to employees. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2012 stock options awarded to employees have a graded vesting of 25% per year over four years and are subject to forfeiture if on the vesting date the employee is no longer employed. The 2012 employee awards are conditioned upon stockholder approval of an amendment to the Escalade, Incorporated 2007 Incentive Plan and bank approval. The Plan amendment will be voted upon at the April 2012 Shareholder Meeting. The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted.

For the three months ended March 24, 2012 and March 19, 2011, the Company recognized stock based compensation expense of $171 thousand and $137 thousand, respectively. At March 24, 2012 and March 19, 2011, respectively, there was $1.5 million and $1.4 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note J - Segment Information

	As of and for the Three Months Ended March 24, 2012
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$22,214	$8,351	$—	$30,565
Operating income (loss)	3,259	149	(666)	2,742
Net income (loss)	1,943	(62)	(305)	1,576
Total assets	$71,828	$41,498	$17,931	$131,257

	As of and for the Three Months Ended March 19, 2011
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$19,187	$8,811	$—	$27,998
Operating income (loss)	2,336	580	(849)	2,067
Net income (loss)	1,324	237	(358)	1,203
Total assets	$70,943	$40,258	$21,798	$132,999

Note K – Dividend Payment

On January 5, 2012, the Company paid a dividend of $0.07 per common share to all shareholders of record on December 22, 2011. The total amount of the dividend was approximately $906 thousand and was charged against retained earnings.

On March 1, 2012, the Company announced that a dividend of $0.07 per common share would be paid to all shareholders of record on April 6, 2012 and disbursed on April 16, 2012. The total amount of this dividend payment was approximately $926 thousand and was charged against retained earnings.

Note L - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
All amounts in thousands	March 24, 2012	March 19, 2011

Weighted average common shares outstanding	12,894	12,804
Dilutive effect of stock options and restricted stock units	536	545
Weighted average common shares outstanding, assuming dilution	13,430	13,349

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2012 and 2011 were 470,524 and 264,024, respectively.

Note M – New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 24, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance to the Company.

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

Results of Operations

Consolidated net sales for the first quarter of 2012 were 9% higher compared to the same quarter last year. Operating income for the quarter was $2.7 million compared with $2.1 million in the same quarter last year. A portion of the increase in operating income relates to the timing of certain expenses which were incurred in the first quarter of 2011, but which will not be incurred until later quarters in 2012. The remainder of the increase is a direct result of higher sales volumes which generate gross profit dollars. The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended
	March 24, 2012	March 19, 2011
Net revenue	100.0%	100.0%
Cost of products sold	65.5%	63.9%
Gross margin	34.5%	36.1%
Selling, administrative and general expenses	23.9%	27.6%
Amortization	1.7%	1.1%
Operating income	8.9%	7.4%

Consolidated Revenue and Gross Margin

Revenues from the Sporting Goods business were up 15.8% for the first quarter of 2012 compared to the same quarter last year. An overall increase in consumer spending and demand for the Company’s products was further aided by mild weather in parts of the U.S. which helped jump start sales in the Basketball and Playground categories. Management believes improved sales in the Sporting Goods segment will continue through the remainder of the year; although the improvement may be less than that experienced in the first quarter.

Revenues from the Information Security and Print Finishing business decreased 5.2% for the first quarter of 2012 compared with the same quarter last year. Excluding the effects of changes in the currency exchange rates, revenues decreased 3.9% for the quarter. The decrease in revenues is the result of the timing of certain shipments made in the first quarter of 2011 that were not repeated this year. The Company, however, expects revenues for the remainder of the year to equal or exceed the prior year.

The overall gross margin ratio for the first quarter of 2012 was 34.5% compared to 36.1% for the same quarter last year. Management expects gross margins for the full year to be similar to those experienced in 2011.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) costs decreased as a percent of net sales to 23.9% for the first quarter of 2012, which is lower than the 27.6% experienced in the same quarter last year. The Company will continue to focus on strategic investments in product development and brand marketing throughout the year. A portion of this decrease in expense is related to the timing of certain expenses which impacted the first quarter in 2011, but which will not be incurred until later quarters in 2012.

Provision for Income Taxes

The effective tax rate in the first quarter of 2012 was 42.9% compared with 40.0% for the same quarter last year. The increase in the current year tax rate is due mainly to losses generated in certain foreign taxing jurisdictions which do not offset gains in other foreign taxing jurisdictions.

Financial Condition and Liquidity

Total funded debt at the end of the first three months of 2012 was down $3.0 million or 12.5% from the same quarter last year, and down $1.3 million or 5.7% from December 31, 2011. The decrease in debt over same period prior year is due mainly to strong profits in 2011. The following schedule summarizes the Company’s total bank debt:

In thousands	March 24, 2012	December 31, 2011	March 19, 2011

Notes payable short-term	$11,448	$12,700	$13,331
Current portion long-term debt	2,000	2,000	2,000
Bank overdraft facility	2,240	2,247	1,322
Long term debt	5,000	5,000	7,000
Total bank debt	$20,688	$21,947	$23,653

As a percentage of stockholders’ equity, total bank debt was 23%, 25% and 26% at March 24, 2012, December 31, 2011, and March 19, 2011 respectively.

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

The geographic areas outside the United States in which the Company operates are generally not considered by management to be highly inflationary. Nonetheless, the Company’s foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain inter-company transactions that are denominated in currencies other than the respective functional currency. Operating results as well as assets and liabilities are also subject to the effect of foreign currency translation when the operating results, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2012.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Not Required.

Item 1A. Not Required.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 1/1/2012 under the current repurchase program.	982,916	$8.84	982,916	$ 2,273,939
First quarter purchases:
01/01/2012–01/28/2012	None	None	No Change	No Change
01/29/2012-02/25/2012	None	None	No Change	No Change
02/26/2012-03/24/2012	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$ 2,273,939

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

ESCALADE, INCORPORATED

Date: April 24, 2012	/s/ Deborah Meinert
Vice President and Chief Financial Officer
(On behalf of the registrant and in her
capacities as Principal Financial Officer
and Principal Accounting Officer)

