Form 10-Q
period 2012-07-14
ESCALADE INC
filed 2012-08-14
CIK 33488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarter ended July 14, 2012 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2012
Common, no par value	13,373,594

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(All amounts in thousands, except share information)

	July 14, 2012	December 31, 2011	July 09, 2011
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,615	$3,821	$2,224
Time deposits	1,200	950	1,000
Receivables, less allowance of $822; $938; and $940; respectively	24,367	26,914	22,610
Inventories	35,074	29,035	32,727
Prepaid expenses	1,177	1,102	1,863
Deferred income tax benefit	1,556	1,478	1,309
Income tax receivable	—	846	—
TOTAL CURRENT ASSETS	64,989	64,146	61,733

Property, plant and equipment, net	12,045	11,915	19,593
Intangible assets	12,751	14,064	15,054
Goodwill	24,806	25,285	26,163
Investments	14,098	14,397	12,732
Other assets	77	308	—
	$128,766	$130,115	$135,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$12,671	$14,947	$13,825
Current portion of long-term debt	2,000	2,000	2,000
Trade accounts payable	4,533	3,293	4,773
Accrued liabilities	12,975	14,410	13,179
Income tax payable	1,926	—	955
TOTAL CURRENT LIABILITIES	34,105	34,650	34,732

Other Liabilities:
Long-term debt	4,000	5,000	6,000
Deferred income tax liability	2,876	2,900	2,155
TOTAL LIABILITIES	40,981	42,550	42,887

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,364,999; 12,883,948; and 12,855,936; shares respectively	13,365	12,884	12,856
Retained earnings	72,331	71,348	73,385
Accumulated other comprehensive income	2,089	3,333	6,147
	87,785	87,565	92,388
	$128,766	$130,115	$135,275

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(All amounts in thousands, except per share amounts)

	Three Months Ended			Six Months Ended
	July 14, 2012	July 09, 2011		July 14, 2012	July 09, 2011

Net sales	$42,029		$40,850	$72,594		$68,848

Costs, expenses and other income:
Cost of products sold	29,685		28,043	49,694		45,916
Selling, general and administrative expenses	8,966		9,598	16,263		17,339
Amortization	689		492	1,206		809
Operating income	2,689		2,717	5,431		4,784

Interest expense, net	(192)		(228)	(346)		(412)
Other income	240		513	412		635
Income before income taxes	2,737		3,002	5,497		5,007

Provision for income taxes	1,650		1,517	2,834		2,319

Net income	$1,087		$1,485	$2,663		$2,688

Per share data:
Basic earnings per share	$0.08		$0.12	$0.20		$0.21

Diluted earnings per share	$0.08		$0.11	$0.20		$0.20

Dividends declared	$0.15	$	.—	$0.15	$	.—

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME(LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 14,	July 09,	July 14,	July 09,
	2012	2011	2012	2011

Net income	$1,087	$1,485	$2,663	$2,688

Foreign currency translation adjustment	(1,824)	333	(1,239)	2,226

Comprehensive income (loss)	$(737)	$1,818	$1,424	$4,914

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(All amounts in thousands)

	Six Months Ended
	July 14, 2012	July 09, 2011

Operating Activities:
Net income	$2,663	$2,688
Depreciation and amortization	2,305	2,344
Loss on disposal of property and equipment	—	39
Stock-based compensation	306	218
Adjustments necessary to reconcile net income to net cash used by operating activities	(116)	(5,114)
Net cash provided by operating activities	5,158	175

Investing Activities:
Purchase of property and equipment	(1,461)	(984)
Purchase of short-term time deposits	(250)	—
Proceeds from disposal of short-term time deposits	—	250
Proceeds from sale of property and equipment	4	—
Net cash used by investing activities	(1,707)	(734)

Financing Activities:
Dividends paid	(2,893)	—
Net increase (decrease) in notes payable	(2,050)	2,294
Net increase (decrease) in overdraft facility	(226)	478
Principal payment on long-term debt	(1,000)	(1,500)
Proceeds from exercise of stock options	395	87
Director stock compensation	100	138
Net cash provided (used) by financing activities	(5,674)	1,497
Effect of exchange rate changes on cash	17	(250)
Net increase (decrease) in cash and cash equivalents	(2,206)	688
Cash and cash equivalents, beginning of period	3,821	1,536
Cash and cash equivalents, end of period	$1,615	$2,224

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

Note C - Seasonal Aspects

The results of operations for the three and six month periods ended July 14, 2012 and July 09, 2011 are not necessarily indicative of the results to be expected for the full year.

Note D - Inventories

In thousands	July 14, 2012	December 31, 2011	July 09, 2011

Raw materials	$8,911	$7,865	$9,465
Work in progress	4,230	3,751	3,940
Finished goods	21,933	17,419	19,322
	$35,074	$29,035	$32,727

Note E – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the periods ended July 14, 2012 and July 09, 2011 are addbacks to Stiga’s consolidated financial information of $9.8 million and $9.1 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $13.7 million offset by the related cumulative tax effect of $3.9 million as of July 14, 2012 and cumulative goodwill adjustments of $12.7 million offset by the related cumulative tax effect of $3.6 million as of July 09, 2011. The statement of operations impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the periods ended July 14, 2012, and July 09, 2011 are to increase Stiga’s net income by approximately $1.2 million and $1.1 million, respectively. The Company’s 50% portion of net income for Stiga for the periods ended July 14, 2012 and July 09, 2011 was $0.5 million and $0.5 million, respectively, and is included in other income on the Company’s statements of operations.

In addition, Escalade has a 50% interest in two joint ventures, Escalade International, Ltd. in the United Kingdom, and Neoteric Industries Inc. in Taiwan. Escalade International Ltd. is a sporting goods wholesaler, specializing in fitness equipment. The Company’s 50% portion of net income (loss) for Escalade International for the periods ended July 14, 2012 and July 09, 2011 was ($87,634) and $67,306 respectively, and is included in other income on the Company’s statements of operations. The income and assets of Neoteric have no impact on the Company’s financial reporting. Additional information regarding these entities is considered immaterial and has not been included in the totals listed below.

Summarized financial information for Stiga Sports AB balance sheets as of July 14, 2012, December 31, 2011, and July 09, 2011 and statements of operations for the periods ended July 14, 2012 and July 09, 2011 is as follows:

In thousands	July 14, 2012	December 31, 2011	July 09, 2011

Current assets	$17,926	$23,451	$15,728
Non-current assets	8,076	9,460	11,393
Total assets	26,002	32,911	27,121

Current liabilities	5,580	10,033	5,965
Non-current liabilities	5,266	6,334	8,613
Total liabilities	10,846	16,367	14,578

Net assets	$15,156	$16,544	$12,543

	Three Months Ended		Six Months Ended
	July 14, 2012	July 09, 2011	July 14, 2012	July 09, 2011

Net sales	$8,628	$9,147	$12,775	$13,618
Gross profit	4,245	5,314	6,412	7,574
Net income (loss)	(123)	239	(220)	45

Note F – Notes Payable

On May 4, 2012, the Company entered into the Eighth Amendment to its Credit Agreement with its issuing bank, JP Morgan Chase Bank, N.A. (Chase). The Eighth Amendment amends the Credit Agreement originally dated as of April 30, 2009. The Credit Agreement, as amended, makes available to the Company a senior revolving credit facility in the maximum principal amount of up to $22 million with a maturity date of July 31, 2013 and a term loan in the principal amount of $8.5 million with a maturity date of May 31, 2015. The term loan agreement requires the Company to make repayment of the principal balance in equal installments of $0.5 million per quarter beginning in September 2010. A portion of the credit facility not in excess of $5 million is available for the issuance of commercial or standby letters of credit to be issued by Chase. The Credit Agreement Amendment also provides a Euro 2.0 million (approximately $2.4 million) overdraft facility.

The Eighth Amendment modified the loan covenants relating to Capital Expenditures, stock repurchases, and issuance of common stock. Escalade now may incur Capital Expenditures of up to $7,500,000 for fiscal year 2012, and up to $4,000,000 for fiscal year 2013; repurchase shares of Escalade common stock for an aggregate amount of up to $1,000,000; and issue up to 2,500,000 shares of its common stock pursuant to the Escalade 2007 Incentive Plan, as amended at Escalade’s 2012 Annual Meeting of Stockholders to increase the total number of shares available for grant thereunder from 1,000,000 to 2,500,000 shares.

Note G – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, the Company has recorded the following changes in uncertain tax positions:

Six Months Ended
In thousands	July 14, 2012	July 09, 2011
Beginning Balance	$46	$220
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Settlements	—	—
Reductions settlements	—	—
Reductions for prior year tax positions	—	—
Ending Balance	$46	$220

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at July 14, 2012 and July 09, 2011.

		Fair Value Measurements Using
July 14, 2012 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,615	$1,615	$—	$—
Time deposits	$1,200	$1,200	$—	$—

Financial liabilities
Note payable and Short-term debt	$12,671	$—	$12,671	$—
Current portion of Long-term debt	$2,000	$—	$2,000	$—
Long-term debt	$4,000	$—	$4,000	$—

		Fair Value Measurements Using
July 09, 2011 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,224	$2,224	$—	$—
Time deposits	$1,000	$1,000	$—	$—

Financial liabilities
Note payable and Short-term debt	$13,825	$—	$13,825	$—
Current portion of Long-term debt	$2,000	$—	$2,000	$—
Long-term debt	$6,000	$—	$6,000	$—

The outstanding balance of the euro overdraft facility is included in Notes payable and Short-term debt. For the periods ended July 14, 2012, December 31, 2011, and July 09, 2011, the balance of the euro overdraft facility was $2.0 million, $2.2 million, and $2.1 million, respectively.

Note I – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the six months ended July 14, 2012 and pursuant to the 2007 Incentive Plan, in lieu of director fees, the Company awarded to certain directors 26,091 shares of common stock. In addition, the Company awarded 37,500 stock options to directors and 200,000 stock options to employees. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2012 stock options awarded to employees have a graded vesting of 25% per year over four years and are subject to forfeiture if on the vesting date the employee is no longer employed. The 2012 employee awards were conditioned upon stockholder approval of an amendment to the Escalade, Incorporated 2007 Incentive Plan and bank approval. The Plan amendment was voted upon and approved at the April 2012 Shareholder Meeting, and bank approval was obtained as part of the Eighth Amendment to the Credit Agreement. The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted.

For the three months and six months ended July 14, 2012, the Company recognized stock based compensation expense of $235 thousand and $406 thousand, respectively, compared to stock based compensation expense of $137 thousand and $356 thousand for the same periods last year. At July 14, 2012 and July 09, 2011, respectively, there was $1.3 million and $1.2 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note J - Segment Information

	As of and for the Three Months Ended July 14, 2012
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$31,432	$10,597	$—	$42,029
Operating income (loss)	4,189	(656)	(844)	2,689
Net income (loss)	2,479	(1,046)	(346)	1,087

	As of and for the Six Months Ended July 14, 2012
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$53,646	$18,948	$—	$72,594
Operating income (loss)	7,448	(507)	(1,510)	5,431
Net income (loss)	4,422	(1,108)	(651)	2,663
Total assets	$72,837	$39,099	$16,830	$128,766

	As of and for the Three Months Ended July 09, 2011
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$29,743	$11,107	$—	$40,850
Operating income (loss)	3,987	(312)	(958)	2,717
Net income (loss)	2,278	(610)	(183)	1,485

	As of and for the Six Months Ended July 09, 2011
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$48,930	$19,918	$—	$68,848
Operating income (loss)	6,323	268	(1,807)	4,784
Net income (loss)	3,602	(373)	(541)	2,688
Total assets	$73,116	$42,261	$19,898	$135,275

Note K – Dividend Payment

On January 5, 2012, the Company paid a dividend of $0.07 per common share to all shareholders of record on December 22, 2011. The total amount of the dividend was approximately $906 thousand and was charged against retained earnings.

On April 16, 2012, the Company paid a dividend of $0.07 per common share to all shareholders of record on April 6, 2012. The total amount of this dividend payment was approximately $926 thousand and was charged against retained earnings.

On July 9, 2012, the Company paid a dividend of $0.08 per common share to all shareholders of record on July 2, 2012. The total amount of this dividend payment was approximately $1.1 million and was charged against retained earnings.

Note L - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
All amounts in thousands	July 14, 2012	July 09, 2011	July 14, 2012	July 09, 2011

Weighted average common shares outstanding	13,260	12,839	13,103	12,824
Dilutive effect of stock options and restricted stock units	188	429	180	438
Weighted average common shares outstanding, assuming dilution	13,448	13,268	13,283	13,262

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2012 and 2011 were 456,500 and 252,024, respectively.

Note M – New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended July 14, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance to the Company.

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

In addition, the Company will continue to investigate acquisition opportunities of companies or product lines that complement or expand the Company’s existing product lines. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing company structure. As part of its ongoing strategy development, the Company also routinely assesses product line profitability and category alignment. Management believes that key indicators in measuring the success of this strategy are revenue growth, earnings growth and the expansion of channels of distribution.

In 2012, Escalade's Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. Escalade expects the initial annual rate to be $0.32 per share per year, or $0.08 per share quarterly. Escalade's Board of Directors will evaluate the Company's dividend policy on an ongoing basis after giving consideration to, among other things, the financial condition of and outlook for the Company and any particular cash flow and financing needs of the Company.

Results of Operations

Consolidated net sales for the second quarter of 2012 were 3% higher compared to the same quarter last year. For the year to date, net sales have increased 5% over the prior year. The Company’s operating income for the second quarter and first half of fiscal 2012 was $2.7 million and $5.4 million, respectively, compared to operating income of $2.7 million and $4.8 million for the same periods last year. The early shipment of basketball and playground products in the first quarter resulted in a shift of sales between quarters as compared to prior year. In addition, certain expenses incurred in the first quarter in the prior year and in the second quarter of the current year resulted in a shift of operating income between quarters. Year to date totals are reflective of the overall improvement in sales and operating income for the current year. The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 14, 2012	July 09, 2011	July 14, 2012	July 09, 2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	70.6%	68.6%	68.5%	66.7%
Gross margin	29.4%	31.4%	31.5%	33.3%
Selling, administrative and general expenses	21.3%	23.5%	22.4%	25.2%
Amortization	1.6%	1.2%	1.7%	1.2%
Operating income	6.5%	6.7%	7.4%	6.9%

Consolidated Revenue and Gross Margin

Revenues from the Sporting Goods business were up 5.7% for the quarter and 9.6% for the first half of 2012, compared to the same periods prior year. Management believes improved sales in the Sporting Goods segment will continue through the remainder of the year as the Company builds on new product placements and expanded brand-building activity.

Revenues from the Information Security and Print Finishing business decreased 4.6% and 4.9% for the second quarter and first half of 2012, respectively, compared to last year. Excluding the effects of changes in the currency exchange rates, revenues decreased 0.5% and 1.7%, for the second quarter and first half of 2012, respectively. Revenues in this business segment remain fairly flat to prior year and the Company expects continued challenges in the international market due partly to austerity measures taken in European and other governmental channels.

The overall gross margin ratios for the second quarter and first half of 2012 were 29.4% and 31.5%, respectively, compared to 31.4% and 33.3%, respectively, for same periods last year. The Company incurred certain costs related to staff reductions and one-time expenditures in the Information Security and Print Finishing segment which affected both gross margin and selling and administration expense for the quarter. The Company will continue to identify and implement cost savings initiatives, particularly in this business segment, while working to enhance product design to expand market share.

Consolidated Selling, General and Administrative Expenses

Compared to the same periods last year, consolidated selling, general and administrative (“SG&A”) costs decreased as a percent of net sales to 21.3% and 22.4% for the three and six months periods in 2012; down from 23.5% and 25.2% for the three and six months periods in 2011. As mentioned above, the Company incurred certain expenditures in the Information Security and Print Finishing segment which are not expected to be repeated in subsequent quarters. Cost saving initiatives implemented in the period will benefit future periods.

Provision for Income Taxes

The effective tax rate in the second quarter of 2012 was 60.3% compared with 50.5% for the same period last year. The effective tax rate year to date is 51.6% and 46.3% for 2012 and 2011, respectively. The increase in the current year tax rate is due mainly to losses generated in certain foreign taxing jurisdictions which do not offset gains in other foreign taxing jurisdictions.

Financial Condition and Liquidity

Total bank debt at the end of the first half of 2012 was down 14.5% or $3.2 million from the same period last year, and down 14.9% or $3.3 million from December 31, 2011. The decrease in debt over same period prior year is due mainly to strong profits in 2012. Planned increases in inventory levels have been made to better meet customer demand. The following schedule summarizes the Company’s total bank debt:

In thousands	July 14, 2012	December 31, 2011	July 09, 2011

Notes payable short-term	$10,650	$12,700	$11,700
Current portion long-term debt	2,000	2,000	2,000
Bank overdraft facility	2,021	2,247	2,125
Long term debt	4,000	5,000	6,000
Total bank debt	$18,671	$21,947	$21,825

As a percentage of stockholders’ equity, total bank debt was 21%, 25% and 23% at July 14, 2012, December 31, 2011, and July 09, 2011 respectively.

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

Interest Rates
The Company’s exposure to market-rate risk for changes in interest rates relates primarily to its revolving variable rate bank debt which is based on LIBOR interest rates and its overdraft facility which is based on EURIBOR interest rates. A hypothetical 1% or 100 basis point change in interest rates would not have a significant effect on our consolidated financial position or results of operations.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2012.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.          OTHER INFORMATION

Item 1.	Not Required.

Item 1A.	Not Required.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 3/24/2012 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939

Second quarter purchases:
03/25/2012–04/21/2012	None	None	No Change	No Change
04/22/2012-05/19/2012	None	None	No Change	No Change
05/20/2012-06/16/2012	None	None	No Change	No Change
06/17/2012-07/14/2012	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. The repurchase plan has no termination date. There have been no share repurchases that were not part of a publicly announced program. In February 2008, the Board of Directors increased the remaining amount on this plan to its original level of $3,000,000. Although authorized by the Board, the Company has agreed to certain restrictions on the repurchase of shares as part of the April 30, 2009 Credit Agreement terms. The Eighth Amendment increased the limit on the share repurchases from $50,000 to $1,000,000.

Item 3.	Not Required.

Item 4.	Not Required.

Item 5.	Other Information

As previously discussed in the Company’s Form 8-K filed with the SEC on May 1, 2012, on April 27, 2012, Escalade, Incorporated (the “Company”) held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies. At the Annual Meeting, the stockholders voted on the election of directors, the appointment of the Company’s independent registered public accounting firm for the Company’s 2012 fiscal year, the re-approval of the performance criteria and goals under the Escalade, Incorporated 2007 Incentive Plan, and the approval of an amendment to the Escalade, Incorporated 2007 Incentive Plan.

In the election of directors, as described in the Company’s proxy statement relating to the Annual Meeting, the three incumbent directors whose terms were expiring were nominated for reelection for a two-year term. The four other incumbent directors are currently serving a two year term that will expire at the 2013 Annual Meeting. The results of the voting in the election of directors are as follows:

	Number of Votes
Director Nominee	For	Withheld

George Savitsky	7,668,170	1,092,672
Richard D. White	7,650,620	1,110,222
Edward E. Williams	7,326,637	1,434,205

Therefore, Messrs. Savitsky, White, and Williams were elected to the Board. There were 3,615,063 broker non-votes with respect to the election of each of the nominees.

As to the appointment of the firm, BKD, LLP to serve as the Company’s independent registered public accounting firm for the Company’s 2012 fiscal year, the Company’s stockholders ratified such appointment by a vote of 11,767,321 shares FOR, 604,321 shares AGAINST, and 4,263 shares ABSTAINED, with no broker non-votes. Therefore, the appointment of BKD, LLP was approved.

As to the re-approval of the performance criteria and goals under the Escalade, Incorporated 2007 Incentive Plan, the Company’s stockholders ratified the re-approval by a vote of 7,690,010 shares FOR, 1,054,531 shares AGAINST, and 16,301 shares ABSTAINED, with 3,615,063 broker non-votes. Therefore, the re-approval of the performance criteria and goals under the Escalade, Incorporated 2007 Incentive Plan was approved.

As to the approval of the amendment to the Escalade, Incorporated 2007 Incentive Plan, providing for the issuance of up to an additional one million five hundred thousand shares thereunder, the Company’s stockholders approved the amendment by a vote of 6,877,547 shares FOR, 1,867,944 shares AGAINST, and 15,351 shares ABSTAINED, with 3,615,063 broker non-votes. Therefore, the amendment to the Escalade, Incorporated 2007 Incentive Plan was approved.

Item 6.	Exhibits

(a)	Exhibits

Number	Description

10.1	Eighth Amendment to Credit Agreement dated as of May 4, 2012 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A., incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 7, 2012.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date: August 14, 2012	/s/ Deborah Meinert
Vice President and Chief Financial Officer
(On behalf of the registrant and in her
capacities as Principal Financial Officer
and Principal Accounting Officer)

