Form 10-Q
period 2012-10-06
ESCALADE INC
filed 2012-11-16
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarter ended October 6, 2012 or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2012
Common, no par value	13,421,507

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(All amounts in thousands, except share information)

	October 6, 2012	December 31, 2011	October 1, 2011
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,255	$3,821	$4,433
Time deposits	1,200	950	1,200
Receivables, less allowance of $979; $938; and $920; respectively	27,379	26,914	23,728
Inventories	37,968	29,035	35,911
Prepaid expenses	1,279	1,102	1,545
Deferred income tax benefit	1,288	1,478	1,273
Income tax receivable	—	846	—
TOTAL CURRENT ASSETS	72,369	64,146	68,090

Property, plant and equipment, net	12,095	11,915	13,879
Intangible assets	12,175	14,064	14,560
Goodwill	12,017	25,285	25,646
Investments	15,505	14,397	12,911
Other assets	26	308	—
	$124,187	$130,115	$135,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$14,033	$14,947	$18,129
Current portion of long-term debt	2,000	2,000	2,000
Trade accounts payable	7,089	3,293	4,913
Accrued liabilities	14,222	14,410	14,763
Income tax payable	3,318	—	651
TOTAL CURRENT LIABILITIES	40,662	34,650	40,456

Other Liabilities:
Long-term debt	3,500	5,000	5,500
Deferred income tax liability	2,723	2,900	2,208
TOTAL LIABILITIES	46,885	42,550	48,164

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,413,094; 12,883,948; and 12,876,806; shares respectively	13,413	12,884	12,877
Retained earnings	59,923	71,348	69,951
Accumulated other comprehensive income	3,966	3,333	4,094
	77,302	87,565	86,922
	$124,187	$130,115	$135,086

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(All amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 6, 2012	October 1, 2011	October 6, 2012	October 1, 2011

Net sales	$34,206	$28,734	$106,800	$97,582

Costs, expenses and other income:
Cost of products sold	23,249	20,428	72,943	66,344
Selling, general and administrative expenses	7,466	8,725	23,729	26,064
Goodwill and intangible asset impairment charges	13,362	—	13,362	—
Amortization	516	436	1,722	1,245
Operating income (loss)	(10,387)	(855)	(4,956)	3,929

Interest expense, net	(144)	(117)	(490)	(529)
Other income	919	1,065	1,331	1,700
Equity method investment impairment	(382)	—	(382)	—
Income (loss) before income taxes	(9,994)	93	(4,497)	5,100

Provision for income taxes	1,509	473	4,343	2,792

Net income (loss)	$(11,503)	$(380)	$(8,840)	$2,308

Per share data:
Basic earnings(loss) per share	$(0.86)	$(0.03)	$(0.67)	$0.18

Diluted earnings(loss) per share	$(0.85)	$(0.03)	$(0.66)	$0.17

Dividends declared	$0.08	$0.25	$0.23	$0.25

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 6, 2012	October 1, 2011	October 6, 2012	October 1, 2011

Net income (loss)	$(11,503)	$(380)	$(8,840)	$2,308

Foreign currency translation adjustment	1,877	(2,053)	633	173

Comprehensive income (loss)	$(9,626)	$(2,433)	$(8,207)	$2,481

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(All amounts in thousands)

	Nine Months Ended
	October 6, 2012	October 1, 2011

Operating Activities:
Net income (loss)	$(8,840)	$2,308
Depreciation and amortization	3,380	5,652
Goodwill and intangible asset impairment charges	13,362	—
Equity method investment impairment charges	382	—
Loss (gain) on disposal of property and equipment	18	(345)
Stock-based compensation	432	310
Adjustments necessary to reconcile net income to net cash used by operating activities	(1,463)	(8,969)
Net cash provided (used)by operating activities	7,271	(1,044)

Investing Activities:
Purchase of property and equipment	(1,831)	(1,404)
Purchase of short-term time deposits	(250)	—
Proceeds from disposal of short-term time deposits	—	50
Proceeds from sale of property and equipment	5	3,418
Net cash provided (used) by investing activities	(2,076)	2,064

Financing Activities:
Dividends paid	(3,965)	(3,232)
Net increase (decrease) in notes payable	(1,027)	6,423
Net increase in overdraft facility	113	653
Principal payment on long-term debt	(1,500)	(2,000)
Proceeds from exercise of stock options	438	125
Director stock compensation	150	209
Net cash provided (used) by financing activities	(5,791)	2,178
Effect of exchange rate changes on cash	30	(301)
Net increase (decrease) in cash and cash equivalents	(566)	2,897
Cash and cash equivalents, beginning of period	3,821	1,536
Cash and cash equivalents, end of period	$3,255	$4,433

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

Note C - Seasonal Aspects

The results of operations for the three and nine month periods ended October 6, 2012 and October 1, 2011 are not necessarily indicative of the results to be expected for the full year.

Note D - Inventories

In thousands	October 6, 2012	December 31, 2011	October 1, 2011

Raw materials	$8,949	$7,865	$10,277
Work in progress	4,697	3,751	4,733
Finished goods	24,322	17,419	20,901
	$37,968	$29,035	$35,911

Note E – Acquired Intangible Assets and Goodwill

All goodwill is allocated to the operating segments of the business. The changes in the carrying amount of goodwill were:

In thousands	Sporting Goods	Information Security and Print Finishing	Total

Goodwill	$12,017	$13,380	$25,397
Accumulated impairment losses	—	—	—
Balance at December 26, 2010	12,017	13,380	25,397
Foreign currency translation adjustment	—	249	249
Balance at October 1, 2011	12,017	13,629	25,646
Foreign currency translation adjustment	—	(361)	(361)
Balance at December 31, 2011	12,017	13,268	25,285
Impairment losses	—	(13,187)	(13,187)
Foreign currency translation adjustment	—	(81)	(81)
Balance at October 6, 2012	12,017	—	12,017

Goodwill	12,017	13,187	25,204
Accumulated impairment losses	—	(13,187)	(13,187)
Balance at October 6, 2012	$12,017	$—	$12,017

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The goodwill impairment test involves a two-step process. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

During the third quarter of fiscal 2012, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Martin Yale Group reporting unit, which comprises the Information Security and Print Finishing operating segment. These indicators included lower than expected operating profits and cash flows for the first nine months of 2012, coupled with continued economic weakness in the European and Asian markets.

Based on this continuing trend, the earnings forecast for the next five years was revised resulting in a goodwill impairment loss of $13.2 million in the quarter. In addition, the Company recorded an intangible asset impairment for this segment related to other intangibles of $0.2 million. Refer to Note I for detailed discussion of the methodology used to estimate fair value of goodwill and intangible assets as of October 6, 2012.

The goodwill impairment loss reduces to zero the carrying value of goodwill recorded as part of various international acquisitions in the Information Security and Print Finishing segment for purchases from 2003 through 2008.

Note F – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the periods ended October 6, 2012 and October 1, 2011 are addbacks to Stiga’s consolidated financial information of $10.9 million and $8.9 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $15.2 million offset by the related cumulative tax effect of $4.3 million as of October 6, 2012 and cumulative goodwill adjustments of $12.4 million offset by the related cumulative tax effect of $3.5 million as of October 1, 2011. The statement of operations impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the periods ended October 6, 2012, and October 1, 2011 are to increase Stiga’s net income by approximately $1.3 million and $0.9 million, respectively. The Company’s 50% portion of net income for Stiga for the periods ended October 6, 2012 and October 1, 2011 was $1.4 million and $1.6 million, respectively, and is included in other income on the Company’s statements of operations.

In addition, Escalade has a 50% interest in two joint ventures, Escalade International, Ltd. in the United Kingdom, and Neoteric Industries Inc. in Taiwan. Escalade International Ltd. is a sporting goods wholesaler, specializing in fitness equipment. The Company’s 50% portion of net income (loss) for Escalade International for the periods ended October 6, 2012 and October 1, 2011 was ($137) thousand and $58 thousand respectively, and is included in other income on the Company’s statements of operations. The income and assets of Neoteric have no impact on the Company’s financial reporting. Additional information regarding these entities is considered immaterial and has not been included in the totals listed below.

During 2012, Escalade International, Ltd. has performed below expectations, and this entity has encountered unexpected attrition of certain significant customers as of the end of the third quarter 2012. Due to these events, the Company evaluated the economic and strategic benefits of continuing to hold this investment. Subsequent to the balance sheet date, the Company is negotiating to sell its investment in this entity for an amount less than book value which resulted in impairment in this equity method investment. Based on the review as of October 6, 2012, the Company determined that the fair value of this investment was less than its carrying value and that this impairment was other than temporary. As a result, the Company recognized other than temporary impairment of $0.4 million ($0.2 million, net of taxes). Refer to Note I for detailed discussion of the methodology used to estimate fair value of this equity method investment as of October 6, 2012.

Summarized financial information for Stiga Sports AB balance sheets as of October 6, 2012, December 31, 2011, and October 1, 2011 and statements of operations for the periods ended October 6, 2012 and October 1, 2011 is as follows:

In thousands	October 6, 2012	December 31, 2011	October 1, 2011

Current assets	$24,086	$23,451	$22,337
Non-current assets	8,419	9,460	10,108
Total assets	32,505	32,911	32,445

Current liabilities	9,389	10,033	11,243
Non-current liabilities	5,105	6,334	7,463
Total liabilities	14,494	16,367	18,706

Net assets	$18,011	$16,544	$13,739

	Three Months Ended		Nine Months Ended
	October 6, 2012	October 1, 2011	October 6, 2012	October 1, 2011

Net sales	$11,148	$12,169	$23,923	$25,787
Gross profit	5,800	6,086	12,212	13,660
Net income	1,829	2,227	1,609	2,272

Note G – Notes Payable

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

The Eighth Amendment modified the loan covenants relating to capital expenditures, stock repurchases, and issuance of common stock. Escalade now may incur capital expenditures of up to $7,500,000 for fiscal year 2012, and up to $4,000,000 for fiscal year 2013; repurchase shares of Escalade common stock for an aggregate amount of up to$1,000,000; and issue up to 2,500,000 shares of its common stock pursuant to the Escalade 2007 Incentive Plan, as amended at Escalade’s 2012 Annual Meeting of Stockholders to increase the total number of shares available for grant thereunder from 1,000,000 to 2,500,000 shares.

Note H – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, the Company has recorded the following changes in uncertain tax positions:

	Nine Months Ended
In thousands	October 6, 2012	October 1, 2011
Beginning Balance	$46	$220
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Settlements	—	—
Reductions settlements	—	—
Reductions for prior year tax positions	—	(128)
Ending Balance	$46	$92

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at October 6, 2012 and October 1, 2011.

		Fair Value Measurements Using
October 6, 2012 In thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,255	$3,255	$—	$—
Time deposits	$1,200	$1,200	$—	$—

Financial liabilities
Note payable and Short-term debt	$14,033	$—	$14,033	$—
Current portion of Long-term debt	$2,000	$—	$2,000	$—
Long-term debt	$3,500	$—	$3,500	$—

		Fair Value Measurements Using
October 1, 2011 In thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$4,433	$4,433	$—	$—
Time deposits	$1,200	$1,200	$—	$—

Financial liabilities
Note payable and Short-term debt	$18,129	$—	$18,129	$—
Current portion of Long-term debt	$2,000	$—	$2,000	$—
Long-term debt	$5,500	$—	$5,500	$—

The outstanding balance of the euro overdraft facility is included in Notes payable and Short-term debt. For the periods ended October 6, 2012, December 31, 2011, and October 1, 2011, the balance of the euro overdraft facility was $2.4 million, $2.2 million, and $2.3 million, respectively.

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such assets pursuant to the valuation hierarchy.

Goodwill and Other Intangible Assets

For purposes of the interim impairment test, the fair value of the Martin Yale Group reporting unit was determined using a combination of two methods; one based on market earnings multiples of peer companies identified for the business unit (the market approach), and a discounted cash flow model with estimates of cash flows based on internal forecasts of revenues and expenses over a five year period plus a terminal value period (the income approach). The market approach estimates fair value by applying earnings and revenue market multiples to the reporting unit’s operating performance for the trailing twelve-month period. The market multiples are derived from comparable publicly traded companies with operating and investment characteristics similar to those of the Martin Yale Group reporting unit. The income approach estimates fair value by discounting the reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the business unit.

To arrive at the Martin Yale Group reporting unit’s future cash flows, the Company uses estimates of economic and market information, including growth rates in revenues, costs, and estimates of future expected changes in operating margins, tax rates, and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures, and changes in future working capital requirements. Under the income approach, the Company applied a risk-adjusted discount rate of 11.2% to the future cash flows from the Martin Yale Group reporting unit. In addition to the earnings multiples and the discount rates disclosed above, certain other judgments and estimates are used to prepare the goodwill impairment test.

The fair values of the intangible assets for the Martin Yale Group reporting unit were estimated considering estimated royalty savings, discounted cash flows and average attrition rates associated with these assets.

As a result of the impairment tests performed, the goodwill of the Martin Yale Group reporting unit was written down to the implied fair value of zero from its carrying value of $13.2 million as of October 6, 2012. The intangible assets of this reporting unit were written down to their estimated fair value of $1.7 million from their carrying value of $1.9 million as of October 6, 2012.

Because of the significance of the unobservable inputs and management judgment used in the goodwill and intangible asset impairment analyses, these measurements were classified in level three of the valuation hierarchy.

Equity Method Investments

For purposes of the impairment analysis of the equity method investment in Escalade International, Ltd, the Company considered the impact of attrition of certain significant customers on future cash flows of this entity as well as expectations regarding future divestiture of the investment. The Company is negotiating to sell its investment to the remaining shareholders of Escalade International, Ltd. Based on consideration of cash flows related to the potential divestiture, the Company has determined that other than temporary impairment in the amount of $0.4 million ($0.2 million, net of tax) is appropriate. Consequently, the investment was written down to its estimated fair value of $0.5 million from its carrying value of $0.9 million as of October 6, 2012. Because of the significance of the unobservable inputs and management judgment used in the equity method impairment analysis, this measurement was classified in level three of the valuation hierarchy.

Note J – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the nine months ended October 6, 2012 and pursuant to the 2007 Incentive Plan, in lieu of director fees, the Company awarded to certain directors 27,646 shares of common stock. In addition, the Company awarded 37,500 stock options to directors and 200,000 stock options to employees. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2012 stock options awarded to employees have a graded vesting of 25% per year over four years and are subject to forfeiture if on the vesting date the employee is no longer employed. The 2012 employee awards were conditioned upon stockholder approval of an amendment to the Escalade, Incorporated 2007 Incentive Plan and bank approval. The Plan amendment was voted upon and approved at the April 2012 Shareholder Meeting, and bank approval was obtained as part of the Eighth Amendment to the Credit Agreement. The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted.

For the three months and nine months ended October 6, 2012, the Company recognized stock based compensation expense of $176 thousand and $582 thousand, respectively, compared to stock based compensation expense of $163 thousand and $519 thousand for the same periods last year. At October 6, 2012 and October 1, 2011, respectively, there was $1.1 million and $1.0 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note K - Segment Information

	For the Three Months Ended October 6, 2012
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$25,636	$8,570	$—	$34,206
Operating income (loss)	3,640	(13,378)	(649)	(10,387)
Net income (loss)	2,178	(13,830)	149	(11,503)

	As of and for the Nine Months Ended October 6, 2012
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$79,282	$27,518	$—	$106,800
Operating income (loss)	11,088	(13,885)	(2,159)	(4,956)
Net income (loss)	6,600	(14,938)	(502)	(8,840)
Total assets	$77,903	$26,882	$19,402	$124,187

	For the Three Months Ended October 1, 2011
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$20,180	$8,554	$—	$28,734
Operating income (loss)	2,164	(40)	(2,979)	(855)
Net income (loss)	1,010	(207)	(1,183)	(380)

	As of and for the Nine Months Ended October 1, 2011
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$69,110	$28,472	$—	$97,582
Operating income (loss)	8,487	228	(4,786)	3,929
Net income (loss)	4,612	(580)	(1,724)	2,308
Total assets	$74,065	$41,923	$19,098	$135,086

Note L – Dividend Payment

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

On October 5, 2012, the Company paid a dividend of $0.08 per common share to all shareholders of record on October 1, 2012. The total amount of this dividend payment was approximately $1.1 million and was charged against retained earnings.

Note M - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
All amounts in thousands	October 6, 2012	October 1, 2011	October 6, 2012	October 1, 2011

Weighted average common shares outstanding	13,391	12,871	13,189	12,838
Dilutive effect of stock options and restricted stock units	165	543	163	565
Weighted average common shares outstanding, assuming dilution	13,556	13,414	13,352	13,403

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2012 and 2011 were 454,500 and 247,024, respectively.

Note N – New Accounting Standards

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended October 6, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance to the Company.

In July 2012, FASB issued Accounting Standards Update 2012-02, Intangibles – Goodwill and Other, to reduce the cost and complexity of performing impairment testing for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and improving the consistency in impairment testing guidance among long-lived asset categories. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The guidance is effective for impairment testing for fiscal years beginning after September 15, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Note O – Commitments and Contingencies

The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

Note P – Subsequent Event

On November 9, 2012, the Board of Directors declared a dividend of $0.08 per share to shareholders of record on December 13, 2012, payable on December 20, 2012.

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

A majority of the Company’s products are in markets that are experiencing low growth rates. Where the Company enjoys a commanding market position, such as table tennis tables in the Sporting Goods segment and paper folding machines in the Information Security and Print Finishing segment, revenue growth is expected to be roughly equal to general growth/decline in the economy. However, in markets that are fragmented and where the Company is not the dominant leader, such as archery in the Sporting Goods segment, the Company anticipates growth. To enhance growth, the Company has a strategy of promoting new product innovation and development and brand marketing.

In the Information Security and Print Finishing segment, the Company’s strategic focus is increasingly upon expanding its product and service offerings to assist businesses and governments with their document and information high security needs to secure sensitive customer, employee and business information and to comply with new information privacy laws, rules and regulations. The Company continues to extend the capabilities of its line of shredders to include not only the secure destruction of paper but also the secure destruction and/or de-commissioning of solid state and other media. The Company is further exploring opportunities to provide secure on-site and off-site document and data destruction and disposal services to meet the specific needs of its customers.

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

Results of Operations

Consolidated net sales for the third quarter of 2012 were 19% higher compared to the same quarter last year. For the first nine months of 2012, net sales have increased 9% over the same period prior year. Increases in sales are driven by the Sporting Goods business segment.

In the third quarter of 2012, the Company recorded a goodwill impairment loss on its Information Security and Print Finishing segment. Because of increased competition and continuing economic weakness in the European and Asian markets, operating profits and cash flows for this operating segment were lower than expected in the first nine months of 2012. Based on this continuing trend, the earnings forecast for the next five years was revised resulting in a goodwill impairment loss of $13.2 million. In addition, the Company recorded intangible asset impairment for this segment related to other intangibles of $0.2 million.

In the third quarter of 2011, the Company recorded accelerated depreciation expense related to the anticipated replacement of its Oracle ERP system which reduced operating income by $2.2 million for the quarter and year to date.

The Company’s operating loss for the three and nine months ending October 6, 2012 was $(10.4) million and $(5.0) million, respectively, compared to operating income (loss) of $(0.9) million and $3.9 million for the same periods last year. Without the impact of goodwill and intangible asset impairment charges in 2012, operating income for the three and nine months of fiscal 2012 would have been $3.0 million and $8.4 million, respectively. Without the impact of accelerated depreciation in 2011, operating income for the three and nine months of fiscal 2011 would have been $1.4 million and $6.1 million, respectively.

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 6, 2012	October 1, 2011	October 6, 2012	October 1, 2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	68.0%	71.1%	68.3%	68.0%
Gross margin	32.0%	28.9%	31.7%	32.0%
Selling, administrative and general expenses	21.8%	30.4%	22.2%	26.7%
Goodwill and intangible asset impairment charges	39.1%	—	12.5%	—
Amortization	1.5%	1.5%	1.6%	1.3%
Operating income (loss)	(30.4)%	(3.0)%	(4.6)%	4.0%

Consolidated Revenue and Gross Margin

Revenues from the Sporting Goods business were up 27.0% for the quarter and 14.7% for the first nine months of 2012, compared to the same periods prior year. Growth for the quarter was exceptionally strong due to the timing of certain product placements. Management expects full year sales to remain at double digit growth, although fourth quarter growth is expected to be less than that attained in the third quarter.

Revenues from the Information Security and Print Finishing business held steady for the third quarter of 2012 compared to prior year, although for the year to date 2012 is down 3.4% from last year. Excluding the effects of changes in the currency exchange rates, revenues increased 4.0%for the third quarter and were flat for the first nine months of fiscal 2012, compared to the same periods prior year. The Company continues to experience challenges in the international market due to competitive pricing pressures, austerity measures taken in European and other governmental channels and the continued weakening of the European economy.

The overall gross margin ratios for the three and nine month periods in 2012 were32.0% and 31.7%, respectively, compared to 28.9% and 32.0%, respectively, for same periods last year. For the quarter, gross margin percentages in the Sporting Goods segment improved over prior year due mainly to product mix. Year to date 2012 gross margin percentages in the Information Security and Print Finishing segment were down 9% compared to prior year.

Consolidated Selling, General and Administrative Expenses

Compared to the same periods last year, consolidated selling, general and administrative (“SG&A”) costs decreased as a percent of net sales to 21.8% and 22.2% for the three and nine months periods in 2012; down from 30.4% and 26.7% for the three and nine months periods in 2011. In the third quarter 2011, SG&A costs included $2.2 million in accelerated depreciation expense. Without the additional depreciation expense, SG&A for the third quarter of 2011 would have been 22.7% of net sales.

Provision for Income Taxes

For 2012, the annual effective tax rate, year to date, differs from the U.S. Federal statutory rate of 34% due to state taxes of approximately 6%, valuation allowances against losses in foreign jurisdictions in which the Information Security and Print Finishing segment operates of approximately 9.3% and reductions for permanent tax benefits of approximately 0.7% generated from captive insurance earnings netted with non-deductible expenses. In addition, the goodwill and intangible asset impairment charge of $13.4 million is a permanent non-deductible expense so no tax benefit was recorded. A tax benefit of $0.2 million was recorded in respect of the impairment on the equity method investment in Escalade International, Ltd. Quarterly fluctuations in the effective tax rate are generally driven by fluctuations in losses in foreign jurisdictions. Due to anticipated higher losses in 2012 compared with 2011 generated in foreign taxing jurisdictions which do not offset gain in other taxing jurisdictions or for which no tax benefit is expected to be realized, the Company expects the effective tax rate for 2012 to be higher than in 2011.

Financial Condition and Liquidity

Total bank debt at the end of the first three quarters of 2012 was down 23.8% or $6.1 million from the same period last year, and down 11% or $2.4 million from December 31, 2011. The decrease in debt over same period prior year is due mainly to strong 2012 profits in the Sporting Goods segment. Planned increases in inventory levels have been made to better meet customer demand. The following schedule summarizes the Company’s total bank debt:

In thousands	October 6, 2012	December 31, 2011	October 1, 2011

Notes payable short-term	$11,673	$12,700	$15,829
Current portion long-term debt	2,000	2,000	2,000
Bank overdraft facility	2,360	2,247	2,300
Long term debt	3,500	5,000	5,500
Total bank debt	$19,533	$21,947	$25,629

As a percentage of stockholders’ equity, total bank debt was 25%, 25% and 30% at October 6, 2012, December 31, 2011, and October 1, 2011 respectively.

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

Foreign Currency Exchange Rate
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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2012.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.      Not Required.

Item 1A.       Not Required.

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 7/14/2012 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939

Third quarter purchases:
07/15/2012–08/11/2012	None	None	No Change	No Change
08/12/2012-09/8/2012	None	None	No Change	No Change
09/9/2012-10/6/2012	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ESCALADE, INCORPORATED

Date: November 16, 2012	/s/ Deborah Meinert
Vice President and Chief Financial Officer
(On behalf of the registrant and in her
capacities as Principal Financial Officer
and Principal Accounting Officer)

