Form 10-K
period 2012-12-29
ESCALADE INC
filed 2013-02-26
CIK 33488

United States

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2012

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

Yes ☐ No ☒

Aggregate market value of common stock held by nonaffiliates of the registrant as of July 14, 2012 based on the closing sale price as reported on the NASDAQ Global Market: $53,581,482

The number of shares of Registrant's common stock (no par value) outstanding as of February 12, 2013: 13,438,435.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 26, 2013 are incorporated by reference into Part III of this Report.

Escalade, Incorporated and Subsidiaries

Part I

ITEM 1—BUSINESS

General

Escalade, Incorporated (“Escalade” or “Company”) operates in two business segments: Sporting Goods and Information Security and Print Finishing (or “Martin Yale Group”). Escalade and its predecessors have more than 80 years of manufacturing and selling experience in these two industries.

The following table presents the percentages contributed to Escalade’s net sales by each of its business segments:

	2012	2011	2010
Sporting Goods	76%	72%	71%
Information Security and Print Finishing	24%	28%	29%
Total Net Sales	100%	100%	100%

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

Product Segment	Brand Names
Archery	Bear Archery®, Trophy Ridge®, Whisker Biscuit®, Cajun Archery®
Table Tennis	STIGA®, Ping-Pong®
Basketball Backboards and Goals	Goalrilla™, Goaliath®, Silverback®
Play Systems	Woodplay®, Childlife®
Fitness	The STEP®, USWeight™
Game Tables (Hockey and Soccer)	Harvard Game®, Atomic®, Accudart®, Redline®
Pool Table Accessories	Mosconi®, Mizerak®

In 2012, the Company has one customer in the Sporting Goods segment, Dick’s Sporting Goods, which accounted for approximately 18% of total consolidated gross revenues.

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

Martin Yale Group products and services are sold directly to end-users as well as through retailers, wholesalers, catalogs, specialty dealers, and business partners. No single Martin Yale Group customer accounted for more than 10% of Information Security and Print Finishing sales during 2012.

Marketing and Product Development

The Company makes a substantial investment in product development and brand marketing to differentiate its product line from its competition. Each operating segment conducts market research and development efforts to design products which satisfy existing and emerging consumer needs. On a consolidated basis, the Company incurred research and development costs of approximately $1.6 million, $1.4 million, and $1.9 million in 2012, 2011 and 2010, respectively.

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

Backlog and Seasonality

Sales are based primarily on standard purchase orders and in most cases orders are shipped within the same month received. Unshipped orders at the end of the fiscal year (backlog) were not material and therefore are not an indicator of future results. Due to diversity in product categories, Sporting Goods revenues have not been seasonal and are not expected to be so in the future. Demand for Information Security and Print Finishing has not been seasonal and is not expected to be so in the future.

Employees

The number of employees at December 29, 2012 and December 31, 2011 for each business segment were as follows:

	2012	2011
Sporting Goods
USA	321	281
Mexico	103	105
Asia	8	6
	432	392
Information Security and Print Finishing
USA	79	90
Europe	112	126
Asia	10	10
	201	226
Total	633	618

The I.U.E./C.W.A. (United Electrical Communication Workers of America, AFL-CIO) represents hourly rated employees at the Escalade Sports’ Evansville, Indiana distribution center. There are approximately 16 covered employees at December 29, 2012. A 1-year labor contract was negotiated and renewed in April 2012; the new agreement expires on April 30, 2013. Management believes it has satisfactory relations with its employees.

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

ITEM 1A—RISK FACTORS

Sales declines and increased losses at Martin Yale Group could continue.

Declines in overall sales in Information Security and Print Finishing and increases in losses by our Martin Yale Group are due mainly to high organizational costs and quality issues. In addition, continued weakness in the global office products channel and the government sales channel primarily in the United States and the United Kingdom and prolonged economic weakness in Spain and certain other European countries continue to provide challenges. Sales in Information Security and Print Finishing may continue to decrease. Improving profitability in the Information Security and Print Finishing segment will prove to be a challenge. The Company cannot provide any assurance that it will be able to maintain or increase sales levels or achieve profitability in the future.

If the Company would lose significant customers in the future, the Company may have difficulty in replacing such lost revenues.

The Company has one major customer and several other significant customers and historically has derived substantial revenues from those customers. The Company needs to continue to expand its customer base to minimize the effects of the loss of any single customer in the future. If sales to one or more significant customers would be lost or materially reduced, there can be no assurance that the Company will be able to replace such revenues, which losses could have a material adverse effect on the Company's business, results of operations and financial condition.

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

In general, the Company’s sales depend on discretionary spending by consumers. The economic downturn experienced in both the United States and the global economy has resulted in reduced consumer demand and reduced selling price and adversely impacted sales. A continuance of this economic downturn could result in declines in revenues and impair growth in 2013. Severely negative economic conditions could greatly impair the ability and willingness of consumers to buy products. Operating results are directly impacted by the health of the North American, European and Asian economies. Business and financial performance may be adversely affected by current and future economic conditions, including unemployment levels, energy costs, interest rates, recession, inflation, the impact of natural disasters and terrorist activities, and other matters that influence business and consumer spending.

If national and global financial markets do not improve, potential disruptions in the credit markets may adversely affect business, including the availability and cost of short-term funds for liquidity requirements and ability to meet long-term commitments, which could adversely affect results of operations, cash flows and financial condition.

If internal funds are not available from operations, the Company may be required to rely on the banking credit and equity markets to meet financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets could adversely affect the Company’s ability to borrow pursuant to its Credit Agreement with JP Morgan Chase Bank, N.A. (Chase) or to borrow from other financial institutions. Access to funds under the Credit Agreement or pursuant to arrangements with other financial institutions is dependent on Chase's or other financial institutions' ability to meet funding commitments. Financial institutions, including Chase, may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience high volumes of borrowing requests from other borrowers within a short period of time. There can be no assurance that the Company would be able to replace its current Credit Agreement on favorable terms, if at all, in the event that replacement would become necessary or desirable.

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

Current financial conditions in the United States and globally and concern that the worldwide economy may enter into a prolonged recessionary period may materially adversely affect customers' access to capital or willingness to spend capital on products and/or their levels of cash liquidity with which to pay for products that they will order or have already ordered from the Company. In addition, current financial conditions may materially adversely affect suppliers' access to capital and liquidity with which to maintain their inventories, production levels and/or product quality could cause them to raise prices, lower production levels or result in their ceasing operations. Continuing adverse economic conditions in the Company’s markets would also likely negatively impact business, which could result in: (1) reduced demand for products; (2) increased price competition for products; (3) increased risk of excess or obsolete inventories; (4) increased risk of collectability of cash from customers; (5) increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; (6) reduced revenues; and (7) higher operating costs as a percentage of revenues.

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

The Company is in the process of converting its U.S. Enterprise Risk Planning (ERP) systems from legacy systems to Epicor. The Martin Yale North America location was converted at the beginning of 2011; the Escalade Sports North Carolina location at the beginning of 2012 and the Martin Yale International, Germany location at the beginning of the third quarter of 2012. The Company intends to complete the conversion of its remaining Sports sites over the next two years. There can be no assurance the Company will have the necessary funds or the staff to fully avail itself of the control features inherent in the system design. Without such utility, the Company management is faced with cumbersome and time consuming efforts to manually consolidate its financial information.

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

The public trading of Escalade’s common stock is based on many factors, which could cause fluctuation in the Company’s stock price. These factors may include, among other things:

•	General economic and market conditions;
•	Actual or anticipated variations in quarterly operating results;
•	Lack of research coverage by securities analysts;
•	Relatively low market capitalization resulting in low trading volume in the Company’s stock;
•	If securities analysts provide coverage, our inability to meet or exceed securities analysts' estimates or expectations;
•	Conditions or trends in the Company’s industries;
•	Changes in the market valuations of other companies in the Company’s industries;
•	Announcements by the Company or the Company’s competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;
•	Capital commitments;
•	Additions or departures of key personnel;
•	Sales and repurchases of the Company’s common stock; and
•	The ability to maintain listing of the Company’s common stock on the NASDAQ Global Market.

Many of these factors are beyond the Company’s control. These factors may cause the market price of the Company’s common stock to decline, regardless of operating performance.

If we are unable to pay quarterly dividends at intended levels, our reputation and stock price may be harmed.

Our quarterly cash dividend is currently $0.08 per common share. The dividend program requires the use of a modest portion of our cash flow. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors (“Board”) may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

At December 29, 2012, the Company operated from the following locations:

Location	Square Footage	Owned or Leased	Use

Sporting Goods
Evansville, Indiana, USA	359,000	Owned	Distribution; sales and marketing; administration
Olney, Illinois, USA	108,500	Leased	Manufacturing and distribution
Gainesville, Florida, USA	154,200	Owned	Manufacturing and distribution
Rosarito, Mexico	66,500	Owned	Manufacturing and distribution
Rosarito, Mexico	108,200	Leased	Manufacturing
Raleigh, N. Carolina, USA	69,800	Leased	Manufacturing and distribution
Jacksonville, Florida, USA	2,500	Leased	Sales and marketing
Shanghai, China	1,130	Leased	Sales and sourcing

Information Security and Print Finishing
Wabash, Indiana, USA	141,000	Owned	Manufacturing and distribution; sales and marketing; administration
Markdorf, Germany	70,300	Owned	Manufacturing and distribution; sales and marketing; administration
Paris, France	1,335	Leased	Distribution; sales and marketing
Crawley, UK	8,300	Leased	Sales and marketing
Barcelona, Spain Johannesburg, South Africa	1,750 3,435	Leased Leased	Distribution; sales and marketing Distribution; sales and marketing
Sollentuna, Sweden	400	Leased	Sales and marketing
Beijing, China	9,300	Leased	Sales and marketing

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

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded under the symbol “ESCA” on the NASDAQ Global Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the NASDAQ Global Market:

Prices	High	Low

2012
Fourth quarter ended December 29, 2012	$5.54	$4.67
Third quarter ended October 6, 2012	6.09	5.05
Second quarter ended July 14, 2012	6.10	5.15
First quarter ended March 24, 2012	6.06	4.31

2011
Fourth quarter ended December 31, 2011	$5.60	$4.26
Third quarter ended October 1, 2011	6.22	4.30
Second quarter ended July 9, 2011	6.43	5.00
First quarter ended March 19, 2011	7.10	5.30

2010
Fourth quarter ended December 25, 2010	$6.65	$4.27
Third quarter ended October 2, 2010	5.80	4.14
Second quarter ended July 10, 2010	5.52	2.46
First quarter ended March 20, 2010	3.00	2.21

The closing market price on February 12, 2013 was $5.85 per share.

During 2012, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. At the April 2012 meeting of the Board of Directors, the Company established the annual rate to be $0.32 per share for 2012, or $0.08 per share quarterly. Prior to April 2012, dividends were determined and issued by the Board of Directors based on profitability and cash flows from operations. Dividends issued/declared intermittently during 2011 and 2012 are as follows:

Record Date	Payment Date	Amount per Common Share
August 25, 2011	September 2, 2011	$0.25
December 22, 2011	January 5, 2012	$0.07
April 6, 2012	April 16, 2012	$0.07
July 2, 2012	July 9, 2012	$0.08
October 1, 2012	October 8, 2012	$0.08
December 13, 2012	December 20, 2012	$0.08

There were approximately 168 holders of record of the Company's Common Stock at February 12, 2013. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 1,288.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock with that of the cumulative total return on the NASDAQ US Stock Market Index and the NASDAQ Non-Financial Stocks Index for the five year period ended December 31, 2012. The following information is based on an investment of $100, on December 31, 2007, in the Company’s common stock, the NASDAQ US Stock Market Index and the NASDAQ Non-Financial Stocks Index, with dividends reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

15

	2007	2008	2009	2010	2011	2012

Escalade Common Stock	100	8	27	70	49	57
NASDAQ US Stock Index	100	61	88	104	105	124
NASDAQ Non-Financial Stock Index	100	59	89	105	105	123

The above performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 10/6/2012 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939

Fourth quarter purchases:
10/7/2012 – 11/3/2012	None	None	None	No Change
11/4/2012 – 12/1/2012	None	None	None	No Change
12/2/2012 – 12/29/2012	None	None	None	No Change

Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ITEM 6—SELECTED FINANCIAL DATA

(In thousands, except per share data)

At and For Years Ended	December 29, 2012	December 31, 2011	December 25, 2010	December 26, 2009	December 27, 2008
Income Statement Data
Net revenue
Sporting Goods	$112,599	$96,971	$85,815	$76,807	$98,039
Information Security and Print Finishing	34,990	37,279	34,841	39,192	50,647
Total net sales	147,589	134,250	120,656	115,999	148,686
Net income (loss)	(4,930)	4,441	6,059	1,657	(7,496)
Weighted-average shares	13,244	12,849	12,726	12,632	12,684

Per Share Data
Basic earnings (loss) per share	$(0.37)	$0.35	$0.48	$0.13	$(0.59)
Cash dividends	$0.31	$0.32	$0.10	$—	$0.25

Balance Sheet Data
Working capital	32,656	29,496	24,132	9,688	4,842
Total assets	125,740	130,115	127,553	127,238	147,701
Short-term bank debt	19,070	16,947	11,407	27,644	46,525
Long-term bank debt	3,500	5,000	7,500	—	—
Total stockholders' equity	80,457	87,565	87,030	82,764	78,790

Fiscal year 2012 was positively impacted by increased sales in the Sporting Goods segment. Net income was negatively impacted by goodwill and intangible asset impairment in Martin Yale Group, which reduced net income by $13.4 million.

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

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

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

	2012	2011	2010

Net revenue
Sporting Goods	16.1%	13.0%	11.7%
Information Security and Print Finishing	(6.1%)	7.0%	(11.1%)
Total	9.9%	11.3%	4.0%

Net income (loss)	(211.0%)	(26.7%)	265.6%

Excluding the impact of goodwill and intangible asset impairment in 2012 and accelerated depreciation in 2011, the annual percentage of change in net income would have been an increase of 23.6% in 2012 and 18.0% in 2011.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	2012	2011	2010
Net revenue	100.0%	100.0%	100.0%
Cost of products sold	69.9%	68.9%	69.2%
Gross margin	30.1%	31.1%	30.8%
Selling, administrative and general expenses	21.3%	26.8%	22.9%
Amortization	1.5%	1.2%	1.1%
Goodwill and intangible asset impairment charges	9.1%	.0%	.0%
Operating income (loss)	(1.8%)	3.1%	6.8%

In 2012, without the goodwill and intangible asset impairment, operating income would have been 7.3%. In 2011, without the accelerated depreciation expense on the replaced ERP system, selling, administrative and general expenses would have been 23.5% and operating income would have been 6.4%.

Consolidated Revenue and Gross Margin

Sales growth across most sales channels of the Sporting Goods segment resulted in an overall increase of 16.1% in Sporting Goods net revenues for 2012 compared to 2011. Revenues from the Information Security and Print Finishing business decreased 6.1% in 2012 compared to 2011. Approximately 2.7% of the decrease in Information Security and Print Finishing revenue is due to changes in foreign exchange rates.

The overall gross margin percentage in 2012 was slightly lower than 2011. The gross margin percentage was up approximately 0.9% in the Sporting Goods segment and down approximately 5.1% in the Information Security and Print Finishing segment. Decreases in gross margin in the Information Security and Print Finishing segment were due mainly to legacy quality problems in certain product lines and increased competition and lower market demand in the certain categories.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) were $31.4 million in 2012 compared to $35.9 million in 2011, a decrease of $4.5 million or 12.5%. SGA in 2011 included $4.4 million of accelerated depreciation expense related to the replacement of the Company’s Oracle ERP system. Excluding accelerated depreciation in 2011, SGA for 2012 was $0.1 million less than prior year. SG&A as a percent of sales is 21.3% in 2012 compared with 26.8% in 2011. Without the effects of the accelerated depreciation, SG&A as a percent of sales would have been 23.5% in 2011.

Other Income

Other income decreased slightly in 2012 compared to 2011, from $3.4 million to $3.0 million, a decrease of 10.8%. Income from the non-marketable equity investments was $3.0 million in 2012 compared with $3.3 million in 2011.

Provision for Income Taxes

The effective income tax rate in 2012 was impacted by the goodwill and intangible asset impairment write-down which is not deductible for income tax purposes. Excluding the effect of the goodwill and intangible asset impairment, the effective tax rate for 2012 would be 33.2% compared with 35.4% for 2011 and 33.2% for 2010. The effective tax rate for 2011 was higher relative to 2010 due to valuation allowances on net operating losses generated in the European subsidiaries.

Sporting Goods

Net revenues, operating income, and net income for the Sporting Goods business segment for the three years ended December 29, 2012 were as follows:

In Thousands	2012	2011	2010

Net revenue	$112,599	$96,971	$85,815
Operating income	13,758	10,802	9,171
Net income	8,189	5,817	4,601

Net revenue increased 16.1% in 2012 compared to 2011 with growth coming from most sales channels in the Sporting Goods segment. The Company continues to aggressively pursue opportunities to increase revenue through introduction of new products, expansion of product distribution, acquisitions, and increased investment in consumer marketing. Sales channels are predominately mass market retail customers, specialty retailers, and dealers. During the year, the Company expanded its product offerings with the acquisition of the assets of Cajun Archery and the patent rights for rigid air technology from BDZ Holdings.

Gross margin and profitability increased in 2012 compared with 2011. The gross margin ratio in 2012 improved to 29.0% compared to 28.2% in the prior year. The improvement is due to product mix, continued focus on production efficiencies and better factory absorption resulting from increased sales volume. As a result, operating income as a percentage of net revenue increased to 12.2% in 2012 compared to 11.1% in 2011. Management anticipates that with additional sales growth in 2013, improvements in operating income will continue. Net income for 2012 increased from 2011 due primarily to increased revenue.

Information Security and Print Finishing

Net revenue, operating income (loss) and net loss for the Information Security and Print Finishing business segment for the three years ended December 29, 2012 were as follows:

In Thousands	2012	2011	2010

Net revenue	$34,990	$37,279	$34,841
Operating income (loss)	(14,628)	71	926
Net loss	(15,683)	(921)	(187)

Sales in the Information Security and Print Finishing business decreased 6.1% in 2012 compared to 2011 due to significant declines in certain export and Asian countries. The Company continues to evaluate product offerings and markets to stabilize sales and increase profitability. Excluding the effect of changes in foreign exchange rates, 2012 sales were down 3.4% from 2011. Sales are direct to end users, including government agencies, as well as through office products retailers, wholesalers, specialty dealers, and business partners.

Operating income in the Information Security and Print Finishing segment was impacted by goodwill and intangible asset impairment charges of $13.4 million. Without this impact, the operating income for this segment was a loss of $1.2 million, or (3.6%) of revenue in 2012 compared to 0.2% of revenue in 2011. High organizational costs and legacy quality issues contributed to losses during the year. The Company is focusing on cost saving initiatives and quality improvements to bring profitability to this segment.

Financial Condition and Liquidity

The current ratio, a basic measure of liquidity (current assets divided by current liabilities), held steady at 1.9 in 2012 compared to 1.9 in 2011. Inventory levels increased to $30.9 million in 2012 compared with $29.0 million in 2011 to support sales growth in certain expanded Sporting Goods categories. Total current and long-term debt increased to $22.6 million up from $21.9 million in 2011.

The Company’s decrease of cash was principally a result of increased profits in the Sporting Goods segment offset by increases in accounts receivable and inventory levels, payments for capital purchases and acquisitions, and the distribution of shareholder dividends. The Company paid $5.1 million in dividends in 2012. Total bank debt for the year increased by $0.6 million. Total bank debt as a percentage of stockholders equity increased to 28.1% in 2012, up from 25.1% in 2011.

In 2013, the Company expects capital expenditures to be approximately $5.5 million which includes $0.6 million to continue the implementation of its integrated information system at its Sporting Goods locations and $2.4 million to acquire currently leased property in Rosarito, Mexico. The Company fully depreciated the remaining book value of its Oracle ERP system in 2011. This acceleration of depreciation resulted in additional pre-tax expense of $4.4 million, ($2.7 million net of tax) in 2011.

The Company’s working capital requirements are primarily funded through cash flows from operations and revolving credit agreements with its bank. During 2012, the Company’s maximum borrowings under its primary revolving credit lines totaled $22.1 million compared to $26.4 million in 2011. Total notes payable as of the end of fiscal 2012 was $22.6 million compared with $21.9 million at the end of fiscal 2011. The overall effective interest rate in 2012 was 3.2% which was up slightly from the effective rate of 2.9% in 2011. The Company’s Credit Agreement with JPMorgan Chase Bank, N.A. matures as of July 31, 2013 and the Company has begun preliminary discussion regarding renewal of this agreement. The Company also maintains a multicurrency overdraft facility with its bank. The total amount outstanding under the overdraft facility at the end of fiscal 2012 was $2.5 million compared with $2.2 million at the end of fiscal 2011.

The Company has a long standing relationship with its lender and has met all financial covenants under the new agreement which was last amended as of May 4, 2012. The amended terms of the agreement modified the loan covenants relating to capital expenditures, stock repurchases, and issuance of common stock. As mentioned above, the Company increased its bank debt in 2012 by approximately 3.1% to $22.6 million.

The Company expects improvements in its overall sales levels for fiscal year 2013 compared with 2012 as a result of new product offerings and expanded customer base. The Company believes that cash generated from its projected 2013 operations and the commitment of borrowings from its primary lender will provide it with sufficient cash flows for its operations.

It is possible that if the economic conditions deteriorate, this could have adverse effects on the Company’s ability to operate profitably during fiscal year 2013. To the extent that occurs, management intends to pursue cost reductions and to continue realigning its infrastructure in an effort to match the Company’s overhead and cost structure with the sales level dictated by current market conditions.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under the sub-heading “New Accounting Pronouncements”.

Off Balance Sheet Financing Arrangements

The Company has no financing arrangements that are not recorded on the Company’s balance sheet.

Contractual Obligations

The following schedule summarizes the Company’s contractual obligations as of December 29, 2012:

Amounts in thousands	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 –3 years	3 – 5 years	More than 5 years

Debt	$20,118	$16,618	$3,500	$—	$—
Overdraft facility	2,452	2,452	—	—	—
Future interest payments (1)	855	695	160	—	—
Operating leases	2,425	915	1,188	322	—
Minimum payments under royalty and license agreements	2,225	350	750	750	375
Total	$28,075	$21,030	$5,598	$1,072	$375

Notes:

(1) Assumes that the Company will not increase borrowings under its long-term credit agreements and that the effective interest rate experienced in 2012 of 3.2% will continue for the life of the agreements.

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

Impairment of Goodwill

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in FASB ASC 350, Intangibles – Goodwill and Other. Management determined the assumptions and inputs utilized in the evaluation of the fair value of the Company’s two separate reporting units, discussed below. The first phase of the goodwill impairment test requires that the fair value of the applicable reporting unit be compared with its recorded value. The Company establishes fair value by using an income approach or a combination of a market approach and an income approach. The market approach uses the guideline-companies method to estimate the fair value of a reporting unit based on reported sales of publicly-held entities engaged in the same or a similar business as the reporting unit. The income approach uses the discounted cash flow method to estimate the fair value of a reporting unit by calculating the present value of the expected future cash flows of the reporting unit. The discount rate is based on a weighted average cost of capital determined using publicly-available interest rate information on the valuation date and data regarding equity, size and country-specific risk premiums/decrements compiled and published by a commercial source. The Company uses assumptions about expected future operating performance in determining estimates of those cash flows, which may differ from actual cash flows.

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

Beginning in late 2009, and continuing going forward, two of the Company’s reporting units; Martin Yale North America and Martin Yale Europe, which comprise the Information Security and Print Finishing segment, have migrated to one reporting unit as a result of consolidation of management and internal reporting. During 2012, the Company had two reporting units that required separate goodwill impairment analysis. Those reporting units are Escalade Sports and Martin Yale Group. These reporting units are identical to the operating segments; Sporting Goods and Information Security and Print Finishing, respectively. Significant assumptions and inputs used in each of the reporting units goodwill impairment testing are as follows:

Escalade Sports – The Company appraised the fair value of the invested capital of the Escalade Sports reporting unit using an income approach. The discount rate used in the 2012 discounted cash flow calculation was 11.2% compared to 12.5% for 2011. The decrease in the discount rate is a result of decreases in the cost of debt capital and the size risk premium in 2012 compared with 2011. Projected revenues and costs for 2013 and beyond reflected the Company’s best estimate of the current global economic situation, demand for existing products, the status of new products and product improvements, and the projected cost of raw materials and manufacturing that are deemed material in projecting future outcomes.

Martin Yale Group – During the third quarter of fiscal 2012, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Martin Yale Group reporting unit. These indicators included lower than expected operating profits and cash flows for the first nine months of 2012, coupled with continued economic weakness in the European and Asian markets.

The Company appraised the fair value of the combined total invested capital of Martin Yale North America and Martin Yale Europe, as a combined reporting unit. The appraisal study utilized a combination income and market approach. The market approach was weighted 50% and the income approach was weighted 50% to arrive at the final fair value determination. The discount rate used in the 2012 discounted cash flow calculation was 11.2% compared to 12.0% for 2011. The discount rate was developed in accordance with the riskiness of the future revenues and expenses of Martin Yale and also reflects market participant rates of return. The methodology used in 2012 is consistent with that used previously. Projected revenues and costs for 2013 and beyond reflect the Company’s best estimate of the current global economic situation, demand for existing products, the status of new products and product improvements, and the projected cost of raw materials and manufacturing that are deemed material in projecting future outcomes.

The Company’s testing determined that goodwill of the Escalade Sports reporting unit was not impaired. The testing of the Martin Yale Group reporting unit resulted in a goodwill impairment loss of $13.2 million in the third quarter of 2012. In addition, the Company recorded an intangible asset impairment for this segment related to other intangibles for Martin Yale Group of $0.2 million. The goodwill impairment loss reduces to zero the carrying value of goodwill recorded as part of various acquisitions in the Information Security and Print Finishing segment for purchases from 2003 through 2008.

Of the total recorded goodwill of $12.0 million at December 29, 2012, the entire amount was allocated to the Escalade Sports reporting unit. The results of the impairment test for the Escalade Sports reporting unit indicated that the fair value of invested capital exceeded the carrying value of invested capital by a significant margin as of December 29, 2012.

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

The Company consolidated its Mexico operations into its Rosarito, Mexico facility during 2008 and ceased operations at its Reynosa, Mexico facility in February 2009. During 2008, the Company recorded an impairment loss of $2.6 million related to the Reynosa facility and since 2009 this facility had been listed as idle. During 2011, the Company sold the Reynosa facility and recorded a pre-tax gain of $380 thousand and a combined Mexico and U.S. tax liability of $474 thousand for a net loss of $94 thousand.

Non-Marketable Equity Method Investments

The Company has minority equity positions in companies strategically related to the Company’s business, but does not have control over these companies. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income (loss) is recorded in other income on the consolidated statements of operations. The proportionate share of net income was $3.0 million, $3.3 million and $2.0 million in 2012, 2011 and 2010, respectively. Total cash dividends received from these equity investments amounted to $444 thousand, $323 thousand, and $0 in 2012, 2011 and 2010, respectively. The Company considers whether the fair values of any of its equity investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value.

During 2012 one equity method investment, Escalade International, Ltd. performed below expectations, and this entity encountered unexpected attrition of certain significant customers as of the end of the third quarter 2012. Due to these events, the Company evaluated the economic and strategic benefits of continuing to hold this investment. Based on the review performed as of October 6, 2012, the Company determined that the fair value of this investment was less than its carrying value and that this impairment was other than temporary. As a result, the Company recognized other than temporary impairment of $0.4 million ($0.2 million, net of taxes). There was no impairment loss recognized on equity method investments in 2011 or 2010.

Effect of Inflation

The Company cannot accurately determine the precise effects of inflation. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expenses; improving manufacturing technologies; and redesigning products to keep these costs under control.

Capital Expenditures

As of December 29, 2012, the Company had no material commitments for capital expenditures. However, the Company expects to continue the roll-out of the Epicor ERP system which is expected to cost $0.6 million in 2013. During 2011, the Company implemented a replacement of the Oracle ERP system at its remaining Sporting Goods facility. This new system went live as of January 1, 2012 at an approximate cost of $0.5 million. In addition, during 2011 the Company began an implementation of Epicor at its Martin Yale Germany facility. The system went live at the beginning of the third quarter of 2012 at a total cost of $0.5 million. The Company has developed a roll-out strategy for its remaining Sporting Goods locations and is currently evaluating the approach for its remaining Martin Yale European locations.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. The Company attempts to minimize these risks through regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. During fiscal 2012, there were no derivatives in use. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

Interest Rates

The Company’s exposure to market-rate risk for changes in interest rates relates primarily to its revolving variable rate bank debt which is based on both LIBOR and EURIBOR interest rates. A hypothetical 1% or 100 basis point change in interest rates would not have a significant effect on our consolidated financial position or results of operation.

Foreign Currency

The Company conducts business in various countries around the world and is therefore subject to risks associated with fluctuating foreign exchange rates. Approximately 16% of consolidated revenue is derived from sales outside of the U.S. This revenue is generated from the operations of the Company’s subsidiaries in their respective countries and surrounding geographic areas and is primarily denominated in each subsidiary’s local functional currency. These subsidiaries incur most of their expenses (other than inter-company expenses) in their local functional currency and include the Euro, Great Britain Pound Sterling, South Africa Rand, Swedish Krona, Mexican Peso and Chinese Yuan.

The geographic areas outside the United States in which the Company operates are generally not considered to be highly inflationary. Nonetheless, the Company’s foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain inter-company transactions that are denominated in currencies other than the respective functional currency. Operating results as well as assets and liabilities are also subject to the effect of foreign currency translation when the operating results, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. The unrealized effect of foreign currency translation in 2012 resulted in a $0.8 million gain that was recorded in stockholders’ equity as an increase of other comprehensive income, compared to a $0.6 million loss that was recorded in stockholders’ equity as a decrease in other comprehensive income in 2011, and a $0.8 million loss in 2010. At December 29, 2012, a hypothetical change of 10% in foreign currency exchange rates would cause a $2.1 million change to stockholders’ equity on our consolidated balance sheet and a $909 thousand change to net income in our consolidated statement of operations.

The Company and its subsidiaries conduct substantially all their business in their respective functional currencies to avoid the effects of cross-border transactions. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs such as matching assets and liabilities in the same currency. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. The Company has evaluated the use of currency exchange hedging financial instruments but has determined that it would not use such instruments under the current circumstances. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. A hypothetical adverse change of 20% would have resulted in a decline of 2.3% in net revenues and a 37% decrease in net income in 2012.

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

The management of Escalade assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2012. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that, as of December 29, 2012, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2012. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 26, 2013 under the captions “Certain Beneficial Owners,” “Election of Directors,” “Executive Officers of the Registrant,” “Board of Directors, Its Committees, Meetings and Functions,” and “Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11— EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 26, 2013 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of Compensation Committee” and “Executive Compensation” and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appears under the caption “Report of Compensation Committee” is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 26, 2013 under the captions “Certain Beneficial Owners” and “Election of Directors” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders (1)	692,875	$4.49	1,401,516
Equity compensation plans not approved by security holders	—	—	—
Total	692,875		1,401,516

(1) These plans include the Company’s 1997 Incentive Stock Option Plan, the 1997 Director Stock Option Plan, the Escalade, Incorporated 2007 Incentive Plan, an additional 1,500,000 shares added under an amendment to the Escalade 2007 Incentive Plan which was approved at Escalade’s 2012 Annual Meeting of Stockholders, and a special grant of 10,000 options to Directors approved at the 2006 annual shareholders meeting.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on April 26, 2013 under the captions “Election of Directors” and “Board of Directors, Its Committees, Meetings and Functions” and is incorporated herein by reference. The information required by Item 404 of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 26, 2013 under the caption “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 26, 2013 under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

Part IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as a part of this report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated financial statements of Escalade, Incorporated and subsidiaries:

Consolidated balance sheets—December 29, 2012 and December 31, 2011

Consolidated statements of operations—fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010

Consolidated statements of comprehensive income (loss)—fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010

Consolidated statements of stockholders’ equity—fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010

Consolidated statements of cash flows—fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010

Notes to consolidated financial statements

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(3)	Exhibits
3.1	Articles of Incorporation of Escalade, Incorporated (b)
3.2	Amended By-Laws of Escalade, Incorporated (n)
4.1	Form of Escalade, Incorporated's common stock certificate (a)
10.1	Licensing agreement between Sweden Table Tennis AB and Indian Industries, Inc. dated January 1, 1995 (c)
10.2	Credit Agreement dated as of April 30, 2009 among Escalade, Incorporated and JPMorgan Chase Bank, N.A. (without exhibits and schedules, which Escalade has determined are not material) (h)
10.3	Pledge and Security Agreement dated as of April 30, 2009 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (without exhibits and schedules, which Escalade has determined are not material) (h)
10.4	Form of Pledge and Security Agreement dated as of April 30, 2009 with JPMorgan Chase Bank, N.A. (g) (i)
10.5	Form of Unlimited Continuing Guaranty dated as of April 30, 2009 in favor of JPMorgan Chase Bank, N.A. (h) (i)
10.6	First Amendment dated as of July 29, 2009 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (j)
10.7	Second Amendment dated as of September 30, 2009 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (k)
10.8	Third Amendment dated as of October 30, 2009 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (l)
10.9	Loan Agreement dated September 1, 1998 between Martin Yale Industries, Inc. and City of Wabash, Indiana (e)
10.10	Trust Indenture between the City of Wabash, Indiana and Bank One Trust Company, NA as Trustee dated September 1, 1998 relating to the Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1998 (Martin Yale Industries, Inc. Project) (e)
10.11	Fourth Amendment dated as of March 1, 2010 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (m)
10.12	Fifth Amendment dated as of April 15, 2010 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (o)
10.13	Sixth Amendment to Credit Agreement dated as of May 31, 2010 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (p)
10.14	Overdraft Facility by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A., London Branch (p)
10.15	Seventh Amendment to Credit Agreement dated as of April 14, 2011 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (r)
10.16	Eighth Amendment to Credit Agreement dated as of May 4, 2012 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (s)

(4)	Executive Compensation Plans and Arrangements
10.17	Incentive Compensation Plan for Escalade, Incorporated and its subsidiaries (a)
10.18	1997 Director Stock Compensation and Option Plan (d)
10.19	1997 Incentive Stock Option Plan (d)
10.20	1997 Director Stock Compensation and Option Plan Certificate (f)

10.21	1997 Incentive Stock Option Plan Certificate (f)
10.22	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants pursuant to the Escalade Incorporated 2007 Incentive Plan (g)
10.23	Escalade, Incorporated schedule of Directors Compensation
10.24	Escalade, Incorporated schedule of Executive Officers Compensation
10.25	Form of Stock Option Award Agreement utilized in Stock Option grants to employees pursuant to the Escalade, Incorporated 2007 Incentive Plan (q)
10.26	Form of Stock Option Award Agreement utilized in Stock Option grants to Directors pursuant to the Escalade, Incorporated 2007 Incentive Plan (q)
10.27	Escalade Incorporated 2007 Incentive Plan, as amended, incorporated by reference herein from Annex 1 and 2 to the Registrant’s 2012 Definitive Proxy Statement (t)
10.28	Executive Severance agreement, dated September 14, 2012 between Robert Keller and Escalade, Inc. (u)

21	Subsidiaries of the Registrant
23.1	Consent of BKD, LLP
23.2	Consent of FALK GmbH & Co KG
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer Section 1350 Certification
32.2	Chief Financial Officer Section 1350 Certification

(a)	Incorporated by reference from the Company’s Form S-2 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987
(b)	Incorporated by reference from the Company's 2007 First Quarter Report on Form 10-Q
(c)	Incorporated by reference from the Company's 1995 Annual Report on Form 10-K
(d)	Incorporated by reference from the Company's 1997 Proxy Statement
(e)	Incorporated by reference from the Company's 1998 Third Quarter Report on Form 10-Q
(f)	Incorporated by reference from the Company's 2004 Annual Report on Form 10-K
(g)	Incorporated by reference from the Company's Form 8-K filed on February 29, 2008
(h)	Incorporated by reference from the Company's Form 8-K filed on May 6, 2009
(i)	Each of Escalade’s eleven domestic subsidiaries has entered into the identical form of Pledge and Security Agreement and form of Unlimited Continuing Guaranty. Those eleven domestic subsidiaries are: Indian Industries, Inc.; Harvard Sports, Inc.; Martin Yale Industries, Inc.; U.S. Weight, Inc.; Bear Archery, Inc.; Escalade Sports Playground, Inc.; Schleicher & Co. America, Inc.; Olympia Business Systems, Inc.; EIM Company, Inc.; SOP Services, Inc.; and Escalade Insurance, Inc.
(j)	Incorporated by reference from the Company’s Form 8-K filed on July 30, 2009
(k)	Incorporated by reference from the Company’s Form 8-K filed on September 30, 2009
(l)	Incorporated by reference from the Company's 2009 Third Quarter Report on Form 10-Q
(m)	Incorporated by reference from the Company’s Form 8-K filed on March 2, 2010
(n)	Incorporated by reference from the Company’s 2010 Second Quarter Report on Form 10-Q filed on August 2, 2010
(o)	Incorporated by reference from the Company’s 2010 First Quarter Report on Form 10-Q filed on April 16, 2010
(p)	Incorporated by reference from the Company’s Form 8-K filed on June 4, 2010
(q)	Incorporated by reference from the Company’s 2009 Annual Report on Form 10-K filed on March 5, 2010
(r)	Incorporated by reference from the Company’s Form 8-K filed on April 20, 2011
(s)	Incorporated by reference from the Company’s Form 8-K filed on May 7, 2012
(t)	Incorporated by reference from the Company’s 2012 Proxy Statement
(u)	Incorporated by reference from the Company’s Form 8-K filed on September 19, 2012

Escalade, Incorporated and Subsidiaries

Index to Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants’ Reports are submitted herewith:

Reports of Independent Registered Public Accounting Firms

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated (Company) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2012, 2011 and 2010 financial statements (consisting of the balance sheet and related statement of operations) of Martin Yale International, GmbH, a wholly-owned subsidiary, which statements were presented on the basis of accounting principles generally accepted in Germany and reflect total assets of $13,194, $16,146 and $14,913 and net sales of $15,226, $20,366 and $16,880 (dollars in thousands) for 2012, 2011 and 2010, respectively, included in the related consolidated financial statement amounts as of and for the years ended December 29, 2012, December 31, 2011, and December 25, 2010. Those balance sheets and statements of operations for Martin Yale International, GmbH, are based solely on the reports of the other accountants.

Our audits also included auditing the adjustments to convert the balance sheets and statements of operations of Martin Yale International, GmbH into accounting principles generally accepted in the United States of America for purposes of consolidation. Our audits also included auditing the amounts reflected in the consolidated statements of comprehensive income (loss), cash flows and stockholders’ equity for Martin Yale International, GmbH.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP
Evansville, Indiana
February 26, 2013

FALK & Co

Reports of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Martin Yale International GmbH,

Markdorf/Germany

We have audited the accompanying balance sheet of Martin Yale International GmbH, Markdorf/Germany (the Company) as of December 31, 2012 and December 31, 2011 and the related statement of income for each of the three years in the three-year period ended December 31, 2012. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and December 31, 2011 and the result of its operations for each of the three years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in Germany.

/s/ FALK GmbH & Co KG
Wirtschaftsprüfungsgesellschaft
Steuerberatungsgesellschaft

Heidelberg/Germany,

February 26, 2013

Escalade, Incorporated and Subsidiaries

Consolidated Balance Sheets

All Amounts in Thousands Except Share Information	December 29, 2012	December 31, 2011

Assets
Current assets
Cash and cash equivalents	$2,544	$3,821
Time deposits	1,200	950
Receivables, less allowances of $1,096 and $938	33,496	26,914
Inventories	30,864	29,035
Prepaid expenses	1,308	1,102
Deferred income tax benefit	1,553	1,478
Prepaid income tax	—	846
Total current assets	70,965	64,146

Property, plant and equipment, net	12,281	11,915
Intangible assets	12,919	14,064
Goodwill	12,017	25,285
Investments	17,487	14,397
Other assets	71	308
Total assets	$125,740	$130,115

Liabilities and Stockholders' Equity
Current liabilities
Notes payable—bank	$17,070	$14,947
Current portion of long-term debt	2,000	2,000
Trade accounts payable	3,946	3,293
Accrued liabilities	15,274	14,410
Income tax payable	19	—
Total current liabilities	38,309	34,650

Long-term debt	3,500	5,000
Deferred income tax liability	3,474	2,900
Total liabilities	45,283	42,550

Commitments and contingencies	—	—

Stockholders' equity
Preferred stock
Authorized: 1,000,000 shares, no par value, none issued
Common stock
Authorized: 30,000,000 shares, no par value
Issued and outstanding: 2012 —13,427,339 shares, 2011—12,883,948 shares	13,427	12,884
Retained earnings	62,937	71,348
Accumulated other comprehensive income	4,093	3,333
Total stockholders’ equity	80,457	87,565
Total liabilities and stockholders’ equity	$125,740	$130,115

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Operations

	Years Ended
All Amounts in Thousands Except Per Share Data	December 29, 2012	December 31, 2011	December 25, 2010

Net Sales	$147,589	$134,250	$120,656

Costs, Expenses and Other Income
Cost of products sold	103,174	92,541	83,475
Selling, administrative and general expenses	31,370	35,942	27,704
Goodwill and intangible asset impairment charges	13,384	—	—
Amortization	2,246	1,596	1,288

Operating Income (Loss)	(2,585)	4,171	8,189

Interest expense	(602)	(693)	(1,163)
Other income	3,031	3,397	2,050
Equity method investment impairment	(382)	—	—

Income (Loss) Before Income Taxes	(538)	6,875	9,076

Provision for Income Taxes	4,392	2,434	3,017

Net Income (Loss)	$(4,930)	$4,441	$6,059

Earnings Per Share Data
Basic earnings (loss) per share	$(0.37)	$0.35	$0.48
Diluted earnings (loss) per share	$(0.37)	$0.33	$0.46

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended
All Amounts in Thousands Except Per Share Data	December 29, 2012	December 31, 2011	December 25, 2010

Net Income (Loss)	$(4,930)	$4,441	$6,059

Foreign currency translation adjustment	760	(588)	(845)

Comprehensive Income (Loss)	(4,170)	3,853	5,214

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
All Amounts in Thousands	Shares	Amount	Earnings	Income	Total

Balances at December 26, 2009	12,657	$12,657	$65,341	$4,766	$82,764

Comprehensive loss				(845)	(845)
Net income			6,059		6,059
Expense of stock options			177		177
Exercise of stock options	75	75	(17)		58
Settlement of restricted stock units	12	12	(12)		—
Stock option forfeiture			(32)		(32)
Dividends declared			(1,285)		(1,285)
Stock issued to directors as compensation	36	36	98		134

Balances at December 25, 2010	12,780	$12,780	$70,329	$3,921	$87,030

Comprehensive loss				(588)	(588)
Net income			4,441		4,441
Expense of stock options			548		548
Exercise of stock options	57	57	69		126
Settlement of restricted stock units	20	20	(20)		—
Dividends declared			(4,138)		(4,138)
Stock issued to directors as compensation	27	27	119		146

Balances at December 31, 2011	12,884	$12,884	$71,348	$3,333	$87,565

Comprehensive income				760	760
Net loss			(4,930)		(4,930)
Expense of stock options			574		574
Exercise of stock options	504	504	(63)		441
Settlement of restricted stock units	3	3	(3)		—
Dividends declared			(4,150)		(4,150)
Stock issued to directors as compensation	36	36	161		197

Balances at December 29, 2012	13,427	$13,427	$62,937	$4,093	$80,457

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
All Amounts in Thousands	December 29, 2012	December 31, 2011	December 25, 2010
Operating Activities
Net income (loss)	$(4,930)	$4,441	$6,059
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	4,322	8,772	4,330
Goodwill and intangible asset impairment charges	13,384	—	—
Equity method investment impairment charges	382	—	—
Provision for doubtful accounts	151	(271)	(247)
Stock option expense	574	548	177
Equity in net income of joint venture investments	(2,998)	(3,328)	(1,963)
Deferred income taxes	503	863	1,401
Loss (gain) on disposals of assets	66	(355)	(1)

Changes in
Accounts receivable	(6,691)	(1,148)	(1,752)
Inventories	(1,731)	(6,302)	(2,411)
Prepaids	42	(249)	435
Other assets	278	405	(16)
Income tax payable	863	288	(55)
Accounts payable and accrued expenses	2,343	(1,083)	2,895
Net cash provided by operating activities	6,558	2,581	8,852

Investing Activities
Purchase of property and equipment	(2,423)	(2,375)	(1,778)
Acquisitions	(1,250)	—	—
(Purchase) sale of short-term time deposits	(250)	300	(500)
Proceeds from sale of property and equipment	16	3,428	13
Net cash provided by (used in) investing activities	(3,907)	1,353	(2,265)

Financing Activities
Net increase (decrease) in notes payable—bank	1,920	3,293	(8,237)
Net increase in overdraft facility	203	662	1,406
Proceeds from exercise of stock options	441	126	58
Stock option forfeiture	—	—	(32)
Reduction of long-term debt	(1,500)	(2,500)	(500)
Cash dividends paid	(5,076)	(3,212)	(1,285)
Directors compensation	197	146	134
Net cash used in financing activities	(3,815)	(1,485)	(8,456)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(113)	(164)	366
Increase (Decrease) in Cash and Cash Equivalents	(1,277)	2,285	(1,503)
Cash and Cash Equivalents, Beginning of Year	3,821	1,536	3,039
Cash and Cash Equivalents, End of Year	$2,544	$3,821	$1,536
Supplemental Cash Flows Information
Interest paid	$640	$683	$1,161
Income taxes paid	$3,364	$1,316	$1,832
Dividends payable	-	$926	-

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

Fiscal Year End

The Company’s fiscal year is a 52 or 53 week period ending on the last Saturday in December. Fiscal year 2012 was 52 weeks long, ending on December 29, 2012. Fiscal year 2011 was 53 weeks long, ending on December 31, 2011. Fiscal year 2010 was 52 weeks long, ending on December 25, 2010.

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

Inventories

Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower cost or market. This inventory valuation reserve totaled $2.1 million and $1.6 million at fiscal year-end 2012 and 2011, respectively. Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

In Thousands	2012	2011

Raw materials	$8,330	$7,865
Work in process	4,247	3,751
Finished goods	18,287	17,419
	$30,864	$29,035

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

In Thousands	2012	2011

Land	$1,805	$1,783
Buildings and leasehold improvements	17,719	17,542
Machinery and equipment	24,267	22,890
Total cost	43,791	42,215
Accumulated depreciation and amortization	(31,510)	(30,300)
	$12,281	$11,915

The Company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. No asset impairment was recognized during the years ended 2012, 2011, or 2010.

Investments

Investments are composed of the following:

In Thousands	2012	2011

Non-marketable equity investments (equity method)	$17,487	$14,397

Non-Marketable Equity Investments: The Company has minority equity positions in companies strategically related to the Company’s business, but does not have control over these companies. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income (loss) is recorded in other income on the consolidated statement of operations. The proportionate share of net income was $3.0 million, $3.3 million and $2.0 million in 2012, 2011 and 2010, respectively. Total cash dividends received from these equity investments amounted to $444 thousand, $323 thousand, and $0 in 2012, 2011 and 2010, respectively. The Company considers whether the fair value of any of its equity investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value.

During 2012 one equity method investment, Escalade International, Ltd. performed below expectations, and this entity encountered unexpected attrition of certain significant customers as of the end of the third quarter 2012. Due to these events, the Company evaluated the economic and strategic benefits of continuing to hold this investment. Based on the review performed as of October 6, 2012, the Company determined that the fair value of this investment was less than its carrying value and that this impairment was other than temporary. As a result, the Company recognized other than temporary impairment of $0.4 million ($0.2 million, net of taxes). There was no impairment loss recognized on equity method investments in 2011 or 2010.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over fair value of net tangible and identifiable intangible assets of acquired businesses. Intangible assets consist of patents, consulting agreements, non-compete agreements, customer lists, and trademarks. Goodwill and trademarks are deemed to have indefinite lives and are not amortized, but are subject to impairment testing annually in accordance with guidance included in FASB ASC 350, Intangibles – Goodwill and Other. Other intangible assets are amortized using the straight-line method over the following lives: consulting agreements, the life of the agreement; non-compete agreements, the lesser of the term or 5 years; and patents, the lesser of the remaining life or 5 to 9 years.

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

Based on this continuing trend, the earnings forecast for the next five years was revised resulting in a goodwill impairment loss of $13.2 million in the third quarter. In addition, the Company recorded an intangible asset impairment for this segment related to other intangibles of $0.2 million. The goodwill impairment loss reduces to zero the carrying value of goodwill recorded as part of various acquisitions in the Information Security and Print Finishing segment for purchases from 2003 through 2008. No impairment was recognized on goodwill or intangible assets in 2011 or 2010.

Employee Incentive Plan

During 2007, the Company replaced two stock-based compensation plans with a new incentive plan more fully explained in Note 10. The Company accounts for this plan under the recognition and measurement principles of FASB ASC 505, Equity Based Payments.

Foreign Currency Translation

The functional currency for the foreign operations of Escalade is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income in the Consolidated Statements of Stockholders’ Equity and are excluded from net income (loss). Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Operations and were insignificant in fiscal years 2012, 2011, and 2010.

Cost of Products Sold

Cost of products sold is comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Other Income

The components of Other Income are as follows:

In Thousands	2012	2011	2010

Income from non-marketable equity investments accounted for on the equity method	$2,998	$3,328	$1,963
Royalty income from patents	29	66	79
Other	4	3	8
	$3,031	$3,397	$2,050

Provision for Income Taxes

Income tax in the consolidated statement of operations includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs incurred during 2012, 2011 and 2010 were approximately $1.6 million, $1.4 million, and $1.9 million, respectively.

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

In February 2013, FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires that companies present information about reclassification adjustments from accumulated other comprehensive income in the financial statements in a single note or on the face of the financial statements. The guidance is effective for public entities for annual and interim reporting periods beginning after December 15, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In Thousands	2012	2011	2010

Beginning balance	$869	$656	$737
Additions	1,524	1,087	357
Deductions	(1,085)	(874)	(438)
Ending balance	$1,308	$869	$656

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

In Thousands	2012	2011	2010

Beginning balance	$1,556	$1,839	$3,152
Additions	929	458	189
Deductions	(385)	(741)	(1,502)
Ending balance	$2,100	$1,556	$1,839

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

In Thousands	2012	2011	2010

Beginning balance	$938	$1,204	$1,485
Additions	450	1,125	654
Deductions	(292)	(1,391)	(935)
Ending balance	$1,096	$938	$1,204

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

In Thousands	2012	2011	2010

Beginning balance	$2,605	$2,398	$2,749
Additions	6,712	5,762	5,046
Deductions	(6,636)	(5,555)	(5,397)
Ending balance	$2,681	$2,605	$2,398

Note 3 — Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands	2012	2011

Employee compensation	$5,972	$4,737
Customer related allowances and accruals	4,695	4,551
Other accrued items	4,607	5,122
	$15,274	$14,410

Note 4 — Operating Leases

The Company leases warehouse and office space under non-cancelable operating leases that expire at various dates through 2017. Terms of the leases, including renewals, taxes, utilities, and maintenance, vary by lease. Total rental expense included in the results of operations relating to all leases was $1.5 million in 2012, 2011, and 2010.

At December 29, 2012, minimum rental payments under non-cancelable leases with terms of more than one year were as follows:

In Thousands	Amount

2013	$915
2014	664
2015	524
2016	317
2017	5
$2,425

Note 5 — Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

	2012		2011
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$23,306	$15,487	$22,369	$13,372
Consulting agreements	976	976	976	976
Non-compete agreements	2,347	2,174	2,197	2,121
Customer list	1,989	1,820	1,801	1,710
Trademarks	4,880	122	5,022	122
	$33,498	$20,579	$32,365	$18,301

Amortization expense was $2.2 million, $1.6 million and $1.3 million for 2012, 2011 and 2010, respectively.

Estimated future amortization expense for each reporting segment is summarized in the following table:

In Thousands	2013	2014	2015	2016	2017	Thereafter

Sporting Goods	$2,276	$2,140	$2,134	$943	$180	$320
Information Security and Print Finishing	18	—	—	—	—	—

	$2,294	$2,140	$2,134	$943	$180	$320

All goodwill is allocated to the operating segments of the business. The changes in the carrying amount of goodwill were:

		Information Security
In Thousands	Sporting Goods	and Print Finishing	Total

Balance at December 25, 2010	$12,017	$13,380	$25,397
Foreign currency translation adjustment	—	(112)	(112)
Balance at December 31, 2011	12,017	13,268	25,285
Impairment losses	—	(13,187)	(13,187)
Foreign currency translation adjustment	—	(81)	(81)
Balance at December 29, 2012	$12,017	$—	$12,017

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

Note 6 — Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective year-end for balance sheet amounts and using average exchange rates for income statement amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the years ended 2012 and 2011 are addbacks of $11.4 million and $9.3 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $16.0 million offset by the related cumulative tax effect of $4.6 million as of December 29, 2012 and cumulative goodwill adjustments of $13.0 million offset by the related cumulative tax effect of $3.7 million as of December 31, 2011. The income statement impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the years ended December 29, 2012, December 31, 2011, and December 25, 2010 are to increase total Stiga net income by approximately $1.7 million, $1.6 million, and $1.7 million, respectively.

In addition, the Company has a 50% interest in two joint ventures, Escalade International, Ltd. in the United Kingdom and Neoteric Industries Inc. in Taiwan. The income and assets of Neoteric have no material impact on the Company’s financial reporting. Escalade International Ltd. is a sporting goods wholesaler, specializing in fitness equipment. The Company’s 50% portion of net income (loss) for Escalade International for the years ended December 29, 2012, December 31, 2011, and December 25, 2010 was ($137) thousand, ($103) thousand, and $87 thousand respectively, and is included in other income on the Company’s statements of operations. Additional information regarding these entities is considered immaterial and has not been included in the combined totals listed below.

During 2012, Escalade International, Ltd. performed below expectations, and the entity encountered unexpected attrition of certain significant customers through the end of the third quarter 2012. Due to these events, the Company evaluated the economic and strategic benefits of continuing to hold this investment. Based on the review as of October 6, 2012, the Company determined that the fair value of this investment was less than its carrying value and that this impairment was other than temporary. As a result, the Company recognized other than temporary impairment of $0.4 million ($0.2 million, net of taxes).

In accordance with Rule 8-03(b)(3) of Regulation S-X, summarized financial information for Stiga Sports AB balance sheets as of December 31, 2012 and 2011, and statements of operations for the years ended December 31, 2012, 2011 and 2010 is as follows:

In Thousands	2012	2011

Current assets	$28,538	$23,451
Non-current assets	8,065	9,460
Total assets	36,603	32,911

Current liabilities	10,850	10,033
Non-current liabilities	4,487	6,334
Total liabilities	15,337	16,367

Net assets	$21,266	$16,544

	2012	2011	2010

Net sales	$41,957	$45,588	$30,826
Gross profit	20,756	21,746	13,953
Net income	4,534	5,223	2,044

Note 7 — Borrowings

On May 4, 2012 the Company entered into the Eighth Amendment to its Credit Agreement with its issuing bank, JP Morgan Chase Bank, N.A. (Chase). The Eighth Amendment amends the Credit Agreement originally dated as of April 30, 2009. The Eighth Amendment now makes available to the Company a senior revolving credit facility in the maximum principal amount of up to $22 million with a maturity date of July 31, 2013 and a term loan in the principal amount of $8.5 million with a maturity date of May 31, 2015. The term loan agreement requires the Company to make repayment of the principal balance in equal installments of $0.5 million per quarter beginning in September 2010. A portion of the credit facility not in excess of $5 million is available for the issuance of commercial or standby letters of credit to be issued by Chase. The Credit Agreement Amendment also provides a Euro 2.0 million (approximately $2.6 million) overdraft facility. As of December 29, 2012 and December 31, 2011, the total amount outstanding on the overdraft facility was $2.5 million and $2.2 million, respectively.

The Eighth Amendment modified the loan covenants relating to capital expenditures, stock repurchases, and issuance of common stock. The Company now may incur capital expenditures of up to $7,500,000 for fiscal year 2012, and up to $4,000,000 for fiscal year 2013; repurchase shares of Escalade common stock for an aggregate amount of up to $1,000,000; and issue up to 2,500,000 shares of its common stock pursuant to the Escalade 2007 Incentive Plan, as amended at Escalade’s 2012 Annual Meeting of Stockholders to increase the total number of shares available for grant thereunder from 1,000,000 to 2,500,000 shares.

Short-Term Debt

Short-term debt at fiscal year-ends was as follows:

In Thousands	2012	2011

Senior secured revolving credit facility of $22.0 million with a maturity of July 31, 2013. The loan bears an interest rate of the Alternative Base Rate plus or minus the applicable ABR spread, or LIBOR plus the applicable LIBOR Spread, determined quarterly and based on the Company’s leverage ratio. Secured by substantially all assets of the Company. The interest rates at December 29, 2012 ranged between 2.2% and 3.0%.	$11,918	$10,000
Euro overdraft facility of approximately $2.6 million payable on demand. The facility bears an interest rate of LIBOR plus 2.5%.	2,452	2,247
Short-term debt	4,700	4,700
	$19,070	$16,947

The weighted average interest rate on short-term debt outstanding at December 29, 2012 and December 31, 2011 was 2.14% and 2.03%, respectively.

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:

In Thousands	2012	2011

Revolving term loan of $10.0 million, executed on May 31, 2010 with a term of 5 years, with payments of $0.5 million quarterly beginning with the calendar quarter ended September 30, 2010. The loan bears an interest rate of Alternative Base Rate plus or minus the applicable ABR Spread, or LIBOR plus the applicable LIBOR Spread, determined quarterly. The interest rate at December 29, 2012, was 2.4617%.	$5,500	$7,000

Mortgage payable (Wabash, Indiana Adjustable Rate Economic Development Revenue Refunding Bonds), annual installments are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, rate at December 29, 2012 is 0.40%, due September 2028, secured by plant facility, machinery and equipment, and a stand-by letter of credit	2,700	2,700

	8,200	9,700
Portion classified as short-term debt	(4,700)	(4,700)
	$3,500	$5,000

Maturities of long-term debt outstanding at December 29, 2012 are as follows: $4.7 million in 2013, $2.0 million in 2014, and $1.5 million in 2015.

Note 8 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

In Thousands	2012	2011	2010

Weighted average common shares outstanding	13,244	12,849	12,726
Dilutive effect of stock options	160	562	515
Weighted average common shares outstanding, assuming dilution	13,404	13,411	13,241

Number of anti-dilutive stock options	451	—	—

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 9 — Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $0.48 million, $0.33 million and $0.18 million for 2012, 2011 and 2010, respectively.

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

The 2007 Incentive Plan is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. Under the original terms of the plan and subject to various restrictions contained in the plan document, the total number of shares of common stock which may be issued pursuant to awards under the Plan may not exceed 1,481,491 shares. In 2012, the stockholders approved an amendment to the Escalade, Incorporated 2007 Incentive Plan to provide an additional 1,500,000 shares of common stock. Bank approval of this amendment was obtained as part of the Eighth Amendment to the Credit Agreement.

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

The Company issued no restricted stock units to employees or directors in 2010, 2011 and 2012. The following table presents a summary of non-vested restricted stock units granted to directors as of December 29, 2012:

Number of Shares

Vested but unsettled	50,397

Outstanding restricted stock units as of December 29, 2012	50,397

When vesting is dependent on certain market criteria, the fair value of restricted stock units is determined by the use of Monte Carlo techniques. The market price of the Company’s stock on the grant date is used to value restricted stock units where vesting is not contingent on market criteria. In 2012, 2011, and 2010 the Company recognized $0, $35 thousand, and $(47) thousand respectively in compensation expense related to restricted stock units and as of December 29, 2012 and December 31, 2011, there was $0 and $0 respectively, of unrecognized compensation expense related to restricted stock units.

Stock Options

Total compensation expense recorded in the statements of operations for 2012, 2011 and 2010 relating to stock options was $574 thousand, $513 thousand and $224 thousand, respectively. As of December 29, 2012, there were $1.0 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.5 years.

At the March 1, 2012 meeting of the Board of Directors, the Board voted to approve director stock options of 37,500, and employee incentive stock options of 200,000. The director and employee options have a one year vesting and four year-tiered vesting, respectively, and all options expire in five years. The 2012 employee awards were conditioned upon stockholder approval of the amendment to the Escalade, Incorporated 2007 Incentive Plan, which was obtained at the April 2012 Shareholder Meeting, and bank approval, which was obtained with the Eighth Amendment to the credit agreement.

The following table summarizes option activity for each of the three years ended 2012:

	Incentive Stock Options		Director Stock Options
	Granted	Outstanding	Granted	Outstanding

2012	200,000	607,875	37,500	85,000
2011	200,000	915,625	37,500	69,024
2010	299,000	877,500	30,000	51,524

The fair value of each option grant award is estimated on the grant date using the Black-Scholes-Merton option valuation model using the following assumptions:

	2012	2011	2010

Risk-free interest rates	0.84%	1.51%	1.36%
Dividend yields	5.50%	1.84%	0%
Volatility factors of expected market price of common stock	95.56% to 110.39%	109.71% to 122.17%	97.64% to 116.63%
Weighted average expected life of the options	1-4 years	1-4 years	1-4 years

The following table summarizes stock option transactions for the three years ended 2012:

	2012		2011		2010
		Option		Option		Option
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	984,649	$0.64 to $9.35	929,024	$0.64 to $11.26	842,600	$0.64 to $13.40

Issued during year	237,500	$5.28 to $5.66	237,500	$6.07	329,000	$2.56

Canceled or expired	(25,024)		(125,625)		(167,576)

Exercised during year	(504,250)	$0.64 to $2.56	(56,250)	$0.64 to $2.56	(75,000)	$0.64 to $0.89

Outstanding at end of year	692,875	$0.64 to $6.07	984,649	$0.64 to $9.35	929,024	$0.64 to $11.26

Exercisable at end of year	192,625		69,399		87,524

Weighted-average fair value of options granted during the year	$3.12		$4.03		$1.80

The total intrinsic value of options exercised was $2.4 million, $185 thousand, and $267 thousand for 2012, 2011 and 2010, respectively.

The following table summarizes information about stock options outstanding at December 29, 2012:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of	Number of	Remaining	Weighted-Average	Number of	Weighted-Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$ 0.64	33,000	1.3 years	$0.64	33,000	$0.64
$ 2.56	208,875	2.2 years	$2.56	76,625	$2.56
$5.28 - $5.66	231,500	4.2 years	$5.29	—	—
$ 6.07	219,500	3.2 years	$6.07	83,000	$6.07
	692,875			192,625

During the year ended December 29, 2012, the following activity occurred under the Company’s stock option plan:

	Number of Options	Weighted Average Grant- Date Fair Value

Nonvested balance, beginning of year	915,250	$1.63
Granted	237,500	$3.12
Vested	(634,000)	$1.04
Forfeited	(18,500)	$3.55

Nonvested balance, end of year	500,250	$3.02

Note 11 — Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

In Thousands	2012	2011	2010
Change in foreign currency translation adjustment	$760	$(588)	$(845)

The components of accumulated other comprehensive income, net of tax, were as follows:

In Thousands	2012	2011	2010
Foreign currency translation adjustment	$4,093	$3,333	$3,921

Note 12 — Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands	2012	2011	2010

Income (loss) before taxes:
United States of America (USA)	$11,104	$8,481	$10,919
Non USA	(11,642)	(1,605)	(1,843)
	$(538)	$6,875	$9,076
Provision for taxes:
Current
Federal	$3,671	$965	$118
State	303	38	180
International	83	568	(194)
	4,057	1,571	104
Deferred
Federal	397	163	2,802
State	15	621	59
International	(77)	79	52
	335	863	2,913
	$4,392	$2,434	$3,017

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

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands	2012	2011	2010

Income tax at statutory rate	$(188)	$2,338	$3,086
Increase (decrease) in income tax resulting from
State tax expense, net of federal effect	509	394	375
Federal true-ups	(113)	113	112
Federal tax credits	(247)	(159)	—
Effect of foreign tax rates	(94)	(370)	(195)
Tax audit settlement	—	—	(135)
Valuation allowances (state and foreign)	39	448	(77)
Goodwill impairment (worldwide)	4,684	—	—
Captive insurance earnings	(379)	(301)	(334)
Incentive stock options	152	115	59
Uncertain tax positions	—	(174)	82
Other	29	30	44
Recorded provision for income taxes	$4,392	$2,434	$3,017

The provision for income taxes was computed based on financial statement income. In accordance with FASB ASC 740, the Company has recorded the following changes in uncertain tax positions:

In Thousands	2012	2011
Balance, beginning of year	$46	$220
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Settlements	—	—
Reductions settlements	—	—
Reductions for prior year tax positions	(46)	(174)
Balance, end of year	$—	$46

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company is subject to future examinations by federal, state and other tax authorities for all years after 2008.

The components of the net deferred tax liabilities are as follows:

In Thousands	2012	2011
Assets
Employee benefits	$59	$55
Valuation reserves	1,728	1,584
Property and equipment	233	356
Stock based compensation	178	132
Federal and state credits	865	1,046
Net operating loss carry forward	7,606	7,132
Total assets	10,669	10,305

Liabilities
Unrealized equity investment income	(2,555)	(2,027)
Goodwill and intangible assets	(2,668)	(2,535)
Prepaid insurance	(103)	(90)
Total liabilities	(5,326)	(4,652)

Valuation Allowance
Beginning balance	(7,075)	(6,626)
Increase during period	(189)	(449)
Ending balance	(7,264)	(7,075)
	$(1,921)	$(1,422)

Deferred tax assets (liabilities) are included in the consolidated balance sheets as follows:

In Thousands	2012	2011
Deferred income tax asset - current	$1,553	$1,478
Deferred income tax asset (liability) – long-term	(3,474)	(2,900)
	$(1,921)	$(1,422)

The Company has state unused net operating losses of approximately $2.2 million. All operating loss carry-forwards expire in various amounts through 2029. In addition, the Company has foreign unused net operating loss carry-forwards of approximately $24.4 million of which an estimated $22.9 million has been reserved as the Company does not expect to be able to utilize these carryforwards.

Note 13 — Operating Segment and Geographic Information

The following table presents certain operating segment information.

In Thousands	2012	2011	2010

Sporting Goods
Net revenue	$112,599	$96,971	$85,815
Operating income	13,758	10,802	9,171
Interest expense	273	686	1,655
Provision for taxes	5,324	4,365	2,993
Net income	8,189	5,817	4,601
Identifiable assets	77,902	69,324	68,047
Non-marketable equity investments (equity method)	—	—	—
Depreciation & amortization	3,398	2,623	2,461
Capital expenditures	2,065	1,595	517

Information Security and Print Finishing
Net revenue	34,990	37,279	34,841
Operating income (loss)	(14,628)	71	926
Interest expense	515	445	203
Provision for taxes	543	551	913
Net loss	(15,683)	(921)	(187)
Identifiable assets	25,578	40,396	37,713
Non-marketable equity investments (equity method)	323	318	321
Depreciation & amortization	924	974	1,114
Capital expenditures	358	780	1,261

All Other
Net revenue	—	—	—
Operating loss	(1,715)	(6,702)	(1,908)
Interest expense	(186)	(438)	(695)
Benefit for taxes	(1,475)	(2,482)	(889)
Net income (loss)	2,564	(455)	1,645
Identifiable assets	22,260	20,395	21,793
Non-marketable equity investments (equity method)	17,164	14,079	11,303
Depreciation & amortization	—	5,175	755
Capital expenditures	—	—	—

Total
Net revenue	147,589	134,250	120,656
Operating income (loss)	(2,585)	4,171	8,189
Interest expense	602	693	1,163
Provision for taxes	4,392	2,434	3,017
Net income (loss)	(4,930)	4,441	6,059
Identifiable assets	125,740	130,115	127,553
Non-marketable equity investments (equity method)	17,487	14,397	11,624
Depreciation & amortization	4,322	8,772	4,330
Capital expenditures	2,423	2,375	1,778

Each operating segment is individually managed and has separate financial results that are reviewed by the Company’s management. Each segment contains closely related products that are unique to the particular segment. There were no changes to the composition of segments in 2012. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

The Company has one customer in 2012 in the Sporting Goods segment who accounted for 18% of consolidated total revenues and one customer in 2011 and 2010 who accounted for 16% and 15% of consolidated total revenues, respectively. No other customers accounted for 10% or more of consolidated revenues. Within the Sporting Goods segment, this customer accounted for 23%, 22% and 21% of total revenues in 2012, 2011 and 2010, respectively.

As of December 29, 2012, approximately 16 employees of the Company's labor force were covered by a collective bargaining agreement that expires April 30, 2013.

Raw materials for Escalade’s various product lines consist of wood, tempered glass, particle board, standard grades of steel and steel tubing, engineering plastics, fiberglass and packaging materials. Escalade relies upon domestic, Mexico, and Asian suppliers for these materials and upon various Asian manufacturers for certain of its game room product needs and other items.

Revenues by geographic region/country were as follows:

In Thousands	2012	2011	2010

North America	$127,013	$112,907	$100,921
Europe	13,220	12,240	11,486
Other	7,356	9,103	8,249
	$147,589	$134,250	$120,656

Revenues are attributed to country based on location of customer and are for continuing operations.

Identified assets by geographic region/country were as follows:

In Thousands	2012	2011	2010

North America	$110,977	$105,717	$103,277
Europe	14,763	24,398	24,276
	$125,740	$130,115	$127,553

Note 14 — Summary of Quarterly Results

In thousands, except per share data (unaudited)	March 24	July 14	October 6	December 29

2012
Net sales	$30,565	$42,029	$34,206	$40,789
Operating income (loss)	2,742	2,689	(10,387)	2,371
Net income (loss)	1,576	1,087	(11,503)	3,910
Basic earnings (loss) per share	$0.12	$0.08	$(0.86)	$0.29

In thousands, except per share data (unaudited)	March 19	July 9	October 1	December 31

2011
Net sales	$27,998	$40,850	$28,734	$36,668
Operating income (loss)	2,067	2,717	(855)	242
Net income (loss)	1,203	1,485	(380)	2,133
Basic earnings (loss) per share	$0.09	$0.12	$(0.03)	$0.17

Note 15 — Acquisitions

All of the Company’s acquisitions have been accounted for using the purchase method of accounting.

2012

In November 2012, the Company acquired the bowfishing assets of Cajun Archery, which is an archery company located in Utah. The total price of $600 thousand was paid in cash and was composed of customer lists, unpatented technology, fixed assets and other assets.

In December 2012, the Company acquired the North American patent rights for rigid air technology from BDZ Holdings, which is a holding company located in United Kingdom. The total price of $650 thousand was allocated to intangible assets.

Note 16 — Commitments and Contingencies

The Company has obtained a letter of credit for the benefit of a certain mortgage holder. At December 29, 2012, the balance of the letter of credit was $2.7 million. It is to be used in the event of a default in either interest or principal payments.

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

The Company has entered into various agreements whereby it is required to make royalty and license payments. At December 29, 2012, the Company had future estimated minimum non-cancelable royalty and license payments as follows:

In Thousands	Amount

2013	$350
2014	375
2015	375
2016	375
2017	375
Thereafter	375
$2,225

Note 17 -– Fair Values of Financial Instruments

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 at December 29, 2012 and December 31, 2011.

	Fair Value Measurements Using
			Significant
		Quoted Prices in	Other
		Active Markets	Observable	Significant
2012		for Identical	Inputs (Level	Unobservable
In Thousands	Fair Value	Assets (Level 1)	2)	Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,544	$2,544	$—	$—
Time deposits	$1,200	$1,200	$—	$—

Financial liabilities
Note payable and Short-term debt	$17,070	$—	$17,070	$—
Current portion of Long-term debt	$2,000	$—	$2,000	$—
Long-term debt	$3,500	$—	$3,500	$—

	Fair Value Measurements Using
			Significant
		Quoted Prices in	Other
		Active Markets	Observable	Significant
2011		for Identical	Inputs (Level	Unobservable
In Thousands	Fair Value	Assets (Level 1)	2)	Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,821	$3,821	$—	$—
Time deposits	$950	$950	$—	$—

Financial liabilities
Note payable and Short-term debt	$14,947	$—	$14,947	$—
Current portion of Long-term debt	$2,000	$—	$2,000	$—
Long-term debt	$5,000	$—	$5,000	$—

The outstanding balance of the euro overdraft facility is included in Notes payable and Short-term debt. For the periods ended December 29, 2012 and December 31, 2011, the balance of the euro overdraft facility was $2.5 million and $2.2 million, respectively.

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

To arrive at the Martin Yale Group reporting unit’s future cash flows, the Company used estimates of economic and market information, including growth rates in revenues, costs, and estimates of future expected changes in operating margins, tax rates, and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures, and changes in future working capital requirements. Under the income approach, the Company applied a risk-adjusted discount rate of 11.2% to the future cash flows from the Martin Yale Group reporting unit. In addition to the earnings multiples and the discount rates disclosed above, certain other judgments and estimates were used to prepare the goodwill impairment test.

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

ESCALADE, INCORPORATED

By:

/s/ Robert J. Keller	February 26, 2013
Robert J. Keller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert E. Griffin	Chairman and Director	February 26, 2013
Robert E. Griffin

/s/ Edward E. Williams	Director	February 26, 2013
Edward E. Williams

/s/ Richard D. White	Director	February 26, 2013
Richard D. White

/s/ George Savitsky	Director	February 26, 2013
George Savitsky

/s/ Richard Baalmann, Jr.	Director	February 26, 2013
Richard Baalmann, Jr.

/s/ Patrick Griffin	Director	February 26, 2013
Patrick Griffin

/s/ Robert J. Keller	Director and President and Chief	February 26, 2013
Robert J. Keller	Executive Officer (Principal Executive Officer)

/s/ Deborah J. Meinert	Vice President and Chief Financial	February 26, 2013
Deborah J. Meinert	Officer (Principal Financial and Accounting Officer)

