Form 10-Q
period 2013-03-23
ESCALADE INC
filed 2013-04-26
CIK 33488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarter ended March 23, 2013 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 10, 2013
Common, no par value	13,454,347

PART I.   FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(All amounts in thousands, except share information)

	March 23, 2013	December 29, 2012	March 24, 2012
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,913	$2,544	$2,581
Time deposits	1,950	1,200	500
Receivables, less allowance of $969; $1,096; and $939; respectively	26,556	33,496	27,574
Inventories	36,894	30,864	31,457
Prepaid expenses	996	1,308	1,474
Deferred income tax benefit	1,587	1,553	1,418
TOTAL CURRENT ASSETS	69,896	70,965	65,004

Property, plant and equipment, net	14,166	12,281	12,060
Intangible assets	12,326	12,919	13,589
Goodwill	12,017	12,017	25,468
Investments	17,418	17,487	14,862
Other assets	171	71	274
	$125,994	$125,740	$131,257

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$14,672	$17,070	$13,688
Current portion of long-term debt	2,546	2,000	2,000
Trade accounts payable	5,691	3,946	4,692
Accrued liabilities	13,099	15,274	13,757
Income tax payable	777	19	233
TOTAL CURRENT LIABILITIES	36,785	38,309	34,370

Other Liabilities:
Long-term debt	4,620	3,500	5,000
Deferred income tax liability	3,462	3,474	2,885
TOTAL LIABILITIES	44,867	45,283	42,255

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,458,935; 13,427,339; and 12,909,132; shares respectively	13,459	13,427	12,909
Retained earnings	63,653	62,937	72,180
Accumulated other comprehensive income	4,015	4,093	3,913
	81,127	80,457	89,002
	$125,994	$125,740	$131,257

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(All amounts in thousands, except per share amounts)

	Three Months Ended
	March 23, 2013	March 24, 2012

Net sales	$31,838	$30,565

Costs, expenses and other income:
Cost of products sold	20,960	20,009
Selling, general and administrative expenses	7,273	7,297
Amortization	557	517
Operating income	3,048	2,742

Interest expense, net	(167)	(154)
Other income (expense)	(38)	172
Income before income taxes	2,843	2,760

Provision for income taxes	1,219	1,184

Net income	$1,624	$1,576

Per share data:
Basic earnings per share	$0.12	$0.12

Diluted earnings per share	$0.12	$0.12

Dividends declared	$0.08	—

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 23, 2013	March 24, 2012

Net income	$1,624	$1,576

Foreign currency translation adjustment	(78)	585

Comprehensive income	$1,546	$2,161

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(All amounts in thousands)

	Three Months Ended
	March 23, 2013	March 24, 2012

Operating Activities:
Net income	$1,624	$1,576
Depreciation and amortization	1,065	992
Loss on disposal of property and equipment	6	—
Stock-based compensation	130	135
Adjustments necessary to reconcile net income to net cash provided by operating activities	1,606	(2,553)
Net cash provided by operating activities	4,431	150

Investing Activities:
Purchase of property and equipment	(181)	(533)
Purchase of short-term time deposits	(750)	—
Proceeds from sale of property and equipment	1	—
Proceeds from disposal of short-term time deposits	—	450
Net cash used by investing activities	(930)	(83)

Financing Activities:
Net decrease in notes payable	(1,707)	(1,252)
Net decrease in overdraft facility	(691)	(7)
Principal payments on long-term debt	(634)	—
Proceeds from exercise of stock options	31	36
Cash dividends paid	(1,084)	—
Director stock compensation	46	36
Net cash used by financing activities	(4,039)	(1,187)
Effect of exchange rate changes on cash	(93)	(120)
Net decrease in cash and cash equivalents	(631)	(1,240)
Cash and cash equivalents, beginning of period	2,544	3,821
Cash and cash equivalents, end of period	$1,913	$2,581

Supplemental Cash Flows Information
Dividends payable	$41	$926
Seller note issued in purchase of real estate	$2,300	—

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 29, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2012 filed with the Securities and Exchange Commission.

Note B - Seasonal Aspects

The results of operations for the three month periods ended March 23, 2013 and March 24, 2012 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	March 23, 2013	December 29, 2012	March 24, 2012

Raw materials	$9,056	$8,330	$8,696
Work in progress	4,842	4,247	4,866
Finished goods	22,996	18,287	17,895
	$36,894	$30,864	$31,457

Note D – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the periods ended March 23, 2013 and March 24, 2012 are addbacks to Stiga’s consolidated financial information of $11.9 million and $9.7 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $16.6 million offset by the related cumulative tax effect of $4.7 million as of March 23, 2013 and cumulative goodwill adjustments of $13.5 million offset by the related cumulative tax effect of $3.8 million as of March 24, 2012. The statement of operations impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the periods ended March 23, 2013, and March 24, 2012 are to increase Stiga’s net income by approximately $0.1 million and $0.5 million, respectively. The Company’s 50% portion of net income for Stiga for the periods ended March 23, 2013 and March 24, 2012 was $69 thousand and $188 thousand, respectively, and is included in other income (expense) on the Company’s statements of operations.

In addition, Escalade has a 50% interest in two joint ventures, Escalade International, Ltd. in the United Kingdom, and Neoteric Industries Inc. in Taiwan. Escalade International Ltd. is a sporting goods wholesaler, specializing in fitness equipment. The Company’s 50% portion of net loss for Escalade International for the periods ended March 23, 2013 and March 24, 2012 was $109 thousand and $20 thousand respectively, and is included in other income (expense) on the Company’s statements of operations. The income and assets of Neoteric have no impact on the Company’s financial reporting. Additional information regarding these entities is considered immaterial and has not been included in the totals listed below.

Summarized financial information for Stiga Sports AB balance sheets as of March 23, 2013, December 29, 2012, and March 24, 2012 and statements of operations for the periods ended March 23, 2013 and March 24, 2012 is as follows:

In thousands	March 23, 2013	December 29, 2012	March 24, 2012

Current assets	$23,730	$28,538	$19,182
Non-current assets	8,133	8,065	9,252
Total assets	31,863	36,603	28,434

Current liabilities	6,670	10,850	5,689
Non-current liabilities	3,990	4,487	5,956
Total liabilities	10,660	15,337	11,645

Net assets	$21,203	$21,266	$16,789

	Three Months Ended
	March 23, 2013	March 24, 2012

Net Sales	$4,836	$4,147
Gross Profit	2,563	2,167
Net Income (Loss)	52	(97)

Note E – Notes Payable

On April 2, 2013, the Company entered into the Ninth Amendment to its Credit Agreement with its issuing bank, JP Morgan Chase Bank, N.A. (Chase). The Ninth Amendment amends the Credit Agreement originally dated as of April 30, 2009. The Ninth Amendment now makes available to the Company a senior revolving credit facility in the maximum principal amount of up to $22 million with a maturity date of July 31, 2013 and a term loan in the principal amount of $8.5 million with a maturity date of May 31, 2015. The term loan agreement requires the Company to make repayment of the principal balance in equal installments of $0.5 million per quarter beginning in September 2010. A portion of the credit facility not in excess of $5 million is available for the issuance of commercial or standby letters of credit to be issued by Chase. The Credit Agreement Amendment also provides a Euro 2.0 million (approximately $2.6 million) overdraft facility.

The Ninth Amendment modifies the loan covenants regarding restrictive covenants as it relates to outside indebtedness. Specifically, the Ninth Amendment allows the Company to purchase two buildings that it currently leases in Rosarito, Mexico through a seller-financed arrangement in an amount not to exceed $2.5 million. The Company entered into a real estate purchase agreement for that property in connection with entering into the Ninth Amendment.

During the quarter, the Company entered into a seller-financed agreement for the purchase of its formerly leased real estate in Mexico. The agreement requires sixteen quarterly installments of $156 thousand each with a maturity date of November 30, 2016. The outstanding principal balance as of March 23, 2013 was $2.2 million.

Note F – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, the Company has recorded the following changes in uncertain tax positions:

Three Months Ended
In thousands	March 23, 2013	March 24, 2012
Beginning Balance	$—	$46
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Settlements	—	—
Reductions Settlements	—	—
Reductions for prior year tax positions	—	—
Ending Balance	$—	$46

Note G – Fair Values of Financial Instruments

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at March 23, 2013 and March 24, 2012.

		Fair Value Measurements Using
March 23, 2013 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,913	$1,913	$—	$—
Time deposits	$1,950	$1,950	$—	$—

Financial liabilities
Note payable and Short-term debt	$14,672	$—	$14,672	$—
Current portion of Long-term debt	$2,546	$—	$2,546	$—
Long-term debt	$4,620	$—	$4,620	$—

		Fair Value Measurements Using
March 24, 2012 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,581	$2,581	$—	$—
Time deposits	$500	$500	$—	$—

Financial liabilities
Note payable and Short-term debt	$13,688	$—	$13,688	$—
Current portion of Long-term debt	$2,000	$—	$2,000	$—
Long-term debt	$5,000	$—	$5,000	$—

The outstanding balance of the euro overdraft facility is included in Notes payable. For the periods ended March 23, 2013, December 29, 2012, and March 24, 2012, the balance of the euro overdraft facility was $1.8 million, $2.5 million, and $2.2 million, respectively.

Note H – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the three months ended March 23, 2013 and pursuant to the 2007 Incentive Plan, in lieu of director fees, the Company awarded to certain directors 8,846 shares of common stock. In addition, the Company awarded 37,500 stock options to directors and 109,000 stock options to employees. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2013 stock options awarded to employees have a graded vesting of 25% per year over four years and are subject to forfeiture if on the vesting date the employee is no longer employed. The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted.

For the three months ended March 23, 2013 and March 24, 2012, the Company recognized stock based compensation expense of $176 thousand and $171 thousand, respectively. At March 23, 2013 and March 24, 2012, respectively, there was $1.2 million and $1.5 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note I - Segment Information

	As of and for the Three Months Ended March 23, 2013
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$25,265	$6,573	$—	$31,838
Operating income (loss)	4,225	(452)	(725)	3,048
Net income (loss)	2,561	(617)	(320)	1,624
Total assets	$79,527	$25,022	$21,445	$125,994

	As of and for the Three Months Ended March 24, 2012
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$22,214	$8,351	$—	$30,565
Operating income (loss)	3,259	149	(666)	2,742
Net income (loss)	1,943	(62)	(305)	1,576
Total assets	$71,828	$41,498	$17,931	$131,257

Note J – Dividend Payment

On March 20, 2013, the Company paid a quarterly dividend of $0.08 per common share to all shareholders of record on March 13, 2013. The total amount of the dividend was approximately $1.1 million and was charged against retained earnings.

Note K - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
All amounts in thousands	March 23, 2013	March 24, 2012

Weighted average common shares outstanding	13,447	12,894
Dilutive effect of stock options and restricted stock units	157	536
Weighted average common shares outstanding, assuming dilution	13,604	13,430

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2013 and 2012 were 559,250 and 470,524, respectively.

Note L – New Accounting Standards

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 23, 2013, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, that are of significance, or potential significance to the Company.

In February 2013, FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to improve the transparency of reporting these reclassifications. Other comprehensive income (loss) includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to (i) present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and (ii) cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. The amendments are effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.

Note M – Commitments and Contingencies

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

A majority of the Company’s products are in markets that are experiencing low growth rates. Where the Company enjoys a strong market position, such as table tennis tables in the U.S. Sporting Goods segment and paper folding machines in the U.S. Information Security and Print Finishing segment, revenue growth is expected to be roughly equal to general growth/decline in the economy. However, in markets that are fragmented and where the Company is not the dominant leader, such as archery in the Sporting Goods segment the Company anticipates growth. To enhance growth, the Company has a strategy of promoting new product innovation and development and brand marketing.

The Company is currently facing weak demand and increased competition in the Information Security and Print Finishing segment. The strategic focus for this segment continues to be expanding its product and service offerings to assist businesses and governments with their document and information high security needs to secure sensitive customer, employee and business information and to comply with new information privacy laws, rules and regulations. The Company continues to extend the capabilities of its line of shredders to include not only the secure destruction of paper but also the secure destruction and/or de-commissioning of medical patient information and CDs, DVDs, and other forms of magnetic, optical and solid state media. The Company is further exploring opportunities to provide secure on-site and off-site document and data destruction and disposal services to meet the specific needs of its customers.

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

Results of Operations

Consolidated net sales for the first quarter of 2013 were 4% higher compared to the same quarter last year. Operating income for the quarter was $3.0 million compared with $2.7 million in the same quarter last year, an increase of 11%. The increase in operating profits is a direct result of increased sales volume in the Sporting Goods segment.

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended
	March 23, 2013	March 24, 2012
Net revenue	100.0%	100.0%
Cost of products sold	65.8%	65.5%
Gross margin	34.2%	34.5%
Selling, administrative and general expenses	22.9%	23.9%
Amortization	1.7%	1.7%
Operating income	9.6%	8.9%

Consolidated Revenue and Gross Margin

Revenues from the Sporting Goods business were up 13.7% for the first quarter of 2013 compared to the same quarter last year. The Company attributes sales increases to new product development and brand marketing which has increased consumer demand for our products. Management expects strong sales in the Sporting Goods segment through the remainder of the year; although the improvement may be less than that experienced in the first quarter.

Revenues from the Information Security and Print Finishing business decreased 21.3% for the first quarter of 2013 compared with the same quarter last year. Excluding the effects of changes in the currency exchange rates, revenues decreased 21.2% for the quarter. Contributing to the decrease in revenue is a reduction in government spending in European countries along with increased competition. The Company expects challenges in this segment for the remainder of the year.

The overall gross margin ratio for the first quarter of 2013 was 34.2% compared to 34.5% for the same quarter last year. Gross margins for the Information Security and Print Finishing segment decreased to 35.3% for the first quarter of 2013 compared with 37.3% for the same quarter last year. The decrease relates to market pricing pressures. Gross margins in the Sporting Goods segment trended slightly above the same quarter prior year. Management expects overall gross margins for the full year to be similar to those experienced in 2012.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) costs decreased as a percent of net sales to 22.9% for the first quarter of 2013, which is lower than the 23.9% experienced in the same quarter last year. A portion of this decrease in expense is related to the timing of certain expenses incurred in the first quarter of 2012, but which will not be incurred until later quarters in 2013. The Company will continue to focus on strategic investments in product development and brand marketing throughout the year.

Provision for Income Taxes

The effective tax rate in both the first quarter of 2013 and the first quarter of 2012 was 42.9%. The Company continues to experience losses in certain foreign taxing jurisdictions which do not offset gains in other foreign taxing jurisdictions which negatively affects the effective tax rate.

Financial Condition and Liquidity

Total debt at the end of the first three months of 2013 was $21.8 million, a reduction of $0.7 million from December 29, 2012. The increase in long-term debt is attributable to the long-term portion of the seller-financed liability of $1.8 million for the purchase of the previously leased real estate in Rosarito, Mexico. The following schedule summarizes the Company’s total debt:

In thousands	March 23, 2013	December 29, 2012	March 249, 2012

Notes payable short-term	$12,911	$14,618	$11,448
Current portion long-term debt	2,546	2,000	2,000
Bank overdraft facility	1,761	2,452	2,240
Long-term debt	4,620	3,500	5,000
Total debt	$21,838	$22,570	$20,688

As a percentage of stockholders’ equity, total debt was 27%, 28% and 23% at March 23, 2013, December 29, 2012, and March 24, 2012 respectively.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2013.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.       Not Required.

Item 1A.       Not Required.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

c)    Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 12/30/2012 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
First quarter purchases:
12/30/2012–01/26/2013	None	None	No Change	No Change
01/27/2013-02/23/2013	None	None	No Change	No Change
02/24/2013-03/24/2013	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ESCALADE, INCORPORATED

Date: April 26, 2013	/s/ Deborah Meinert
Vice President and Chief Financial Officer (On behalf of the registrant and in her capacities as Principal Financial Officer and Principal Accounting Officer)

