Form 10-Q
period 2013-07-13
ESCALADE INC
filed 2013-08-13
CIK 33488

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarter ended July 13, 2013 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2013
Common, no par value	13,505,011

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(All amounts in thousands, except share information)

	July 13,	December 29,	July 14,
	2013	2012	2012
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,896	$2,544	$1,615
Time deposits	1,950	1,200	1,200
Receivables, less allowance of $979; $1,096; and $822; respectively	28,524	33,496	24,367
Inventories	39,139	30,864	35,074
Prepaid expenses	1,300	1,308	1,177
Deferred income tax benefit	1,684	1,553	1,556
TOTAL CURRENT ASSETS	74,493	70,965	64,989

Property, plant and equipment, net	14,357	12,281	12,045
Intangible assets	11,874	12,919	12,751
Goodwill	12,017	12,017	24,806
Investments	16,521	17,487	14,098
Other assets	163	71	77
TOTAL ASSETS	$129,425	$125,740	$128,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$16,930	$17,070	$12,671
Current portion of long-term debt	2,557	2,000	2,000
Trade accounts payable	4,703	3,946	4,533
Accrued liabilities	14,643	15,274	12,975
Income tax payable	747	19	1,926
TOTAL CURRENT LIABILITIES	39,580	38,309	34,105

Other Liabilities:
Long-term debt	3,338	3,500	4,000
Deferred income tax liability	3,742	3,474	2,876
TOTAL LIABILITIES	46,660	45,283	40,981

Stockholders' Equity
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,497,972; 13,427,339; and 13,364,999; shares respectively	13,498	13,427	13,365
Retained earnings	65,442	62,937	72,331
Accumulated other comprehensive income	3,825	4,093	2,089
TOTAL SHAREHOLDERS’ EQUITY	82,765	80,457	87,785
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$129,425	$125,740	$128,766

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(All amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012

Net sales	$46,985	$42,029	$78,823	$72,594

Costs, expenses and other income:
Cost of products sold	31,305	29,685	52,265	49,694
Selling, general and administrative expenses	9,625	8,966	16,898	16,263
Amortization	718	689	1,275	1,206
Operating income	5,337	2,689	8,385	5,431

Interest expense, net	(253)	(192)	(420)	(346)
Other income (expense)	(26)	240	(64)	412
Income before income taxes	5,058	2,737	7,901	5,497

Provision for income taxes	2,440	1,650	3,659	2,834

Net income	$2,618	$1,087	$4,242	$2,663

Per share data:
Basic earnings per share	$0.19	$0.08	$0.31	$0.20
Diluted earnings per share	$0.19	$0.08	$0.31	$0.20
Dividends declared	$0.08	$0.15	$0.16	$0.15

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME(LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012

Net income	$2,618	$1,087	$4,242	$2,663

Foreign currency translation adjustment	(190)	(1,824)	(268)	(1,239)

Comprehensive income (loss)	$2,428	$(737)	$3,974	$1,424

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(All amounts in thousands)

	Six Months Ended
	July 13, 2013	July 14, 2012

Operating Activities:
Net income	$4,242	$2,663
Depreciation and amortization	2,278	2,305
Stock-based compensation	308	306
Gain on disposal of property and equipment	(1)	—
Adjustments necessary to reconcile net income to net cash used by operating activities	(1,681)	(116)
Net cash provided by operating activities	5,146	5,158

Investing Activities:
Purchase of property and equipment	(1,079)	(1,461)
Purchase of short-term time deposits	(1,200)	(250)
Proceeds from disposal of short-term time deposits	450	—
Proceeds from sale of property and equipment	2	4
Net cash used by investing activities	(1,827)	(1,707)

Financing Activities:
Dividends paid	(2,164)	(2,893)
Principal payment on long-term debt	(1,904)	(1,000)
Net decrease in overdraft facility	(549)	(226)
Net increase (decrease) in notes payable	408	(2,050)
Proceeds from exercise of stock options	96	395
Director stock compensation	93	100
Net cash used by financing activities	(4,020)	(5,674)
Effect of exchange rate changes on cash	53	17
Net decrease in cash and cash equivalents	(648)	(2,206)
Cash and cash equivalents, beginning of period	2,544	3,821
Cash and cash equivalents, end of period	$1,896	$1,615

Supplemental Cash Flows Information
Seller note issued in purchase of real estate	$2,300	—

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

Note B - Seasonal Aspects

The results of operations for the three and six month periods ended July 13, 2013 and July 14, 2012 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	July 13, 2013	December 29, 2012	July 14, 2012

Raw materials	$9,235	$8,330	$8,911
Work in progress	5,110	4,247	4,230
Finished goods	24,794	18,287	21,933
	$39,139	$30,864	$35,074

Note D – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the periods ended July 13, 2013 and July 14, 2012 are addbacks to Stiga’s consolidated financial information of $12.0 million and $9.8 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $16.8 million offset by the related cumulative tax effect of $4.8 million as of July 13, 2013 and cumulative goodwill adjustments of $13.7 million offset by the related cumulative tax effect of $3.9 million as of July 14, 2012. The statement of operations impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the periods ended July 13, 2013, and July 14, 2012 are to increase Stiga’s net income by approximately $0.8 million and $1.2 million, respectively. The Company’s 50% portion of net income for Stiga for the periods ended July 13, 2013 and July 14, 2012 was $0.4 million and $0.5 million, respectively, and is included in other income (expense) on the Company’s statements of operations.

In addition, Escalade has a 50% interest in two joint ventures, Escalade International, Ltd. in the United Kingdom, and Neoteric Industries Inc. in Taiwan. Escalade International Ltd. is a sporting goods wholesaler, specializing in fitness equipment. During the second quarter of 2013, the decision was made to cease operations and liquidate Escalade International, Ltd. Losses incurred during the period include shutdown costs. As a result, the Company’s 50% portion of net loss for Escalade International, Ltd. for the periods ended July 13, 2013 and July 14, 2012 was ($458) thousand and ($88) thousand respectively, and is included in other income (expense) on the Company’s statements of operations. The losses incurred during 2013 reduce to zero the Company’s investment in Escalade International, Ltd. The income and assets of Neoteric have no impact on the Company’s financial reporting. Additional information regarding these entities is considered immaterial and has not been included in the totals listed below.

Summarized financial information for Stiga Sports AB balance sheets as of July 13, 2013, December 29, 2012, and July 14, 2012 and statements of operations for the periods ended July 13, 2013 and July 14, 2012 is as follows:

In thousands	July 13, 2013	December 29, 2012	July 14, 2012

Current assets	$23,118	$28,538	$17,926
Non-current assets	9,062	8,065	8,076
Total assets	32,180	36,603	26,002

Current liabilities	7,030	10,850	5,580
Non-current liabilities	5,696	4,487	5,266
Total liabilities	12,726	15,337	10,846

Net assets	$19,454	$21,266	$15,156

	Three Months Ended		Six Months Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012

Net sales	$9,929	$8,628	$14,765	$12,775
Gross profit	4,892	4,245	7,455	6,412
Net income (loss)	(48)	(123)	4	(220)

Note E – Notes Payable

On July 29, 2013, the Company entered into the Tenth Amendment to its Credit Agreement with its issuing bank, JP Morgan Chase Bank, N.A. (Chase). Under the terms of the Credit Agreement as amended by the Tenth Amendment, the Lender has extended the maturity date for the repayment of the outstanding principal balance of the Revolving USD Facility, including all accrued and unpaid interest thereon, from July 31, 2013 to September 30, 2013. The Company and the Lender are currently working on a First Amended and Restated Credit Agreement that would further extend the term of the Credit Agreement and certain other mutually agreed changes. The Company and the Lender anticipate entering into the First Amended and Restated Credit Agreement prior to September 30, 2013.

On April 2, 2013, the Company entered into the Ninth Amendment to its Credit Agreement with its issuing bank, Chase. The Ninth Amendment amends the Credit Agreement originally dated as of April 30, 2009.

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

During the first quarter, the Company entered into a seller-financed agreement for the purchase of its formerly leased real estate in Mexico. The agreement requires sixteen quarterly installments of $156 thousand each with a maturity date of November 30, 2016. The outstanding principal balance as of July 13, 2013 was $1.9 million.

Note F – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, the Company has recorded the following changes in uncertain tax positions:

Six Months Ended
In thousands	July 13, 2013	July 14, 2012
Beginning Balance	$—	$46
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Settlements	—	—
Reductions settlements	—	—
Reductions for prior year tax positions	—	—
Ending Balance	$—	$46

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at July 13, 2013 and July 14, 2012.

		Fair Value Measurements Using
July 13, 2013 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,896	$1,896	$—	$—
Time deposits	$1,950	$1,950	$—	$—

Financial liabilities
Notes payable	$16,930	$—	$16,930	$—
Current portion of Long-term debt	$2,557	$—	$2,557	$—
Long-term debt	$3,338	$—	$3,338	$—

		Fair Value Measurements Using
July 14, 2012 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,615	$1,615	$—	$—
Time deposits	$1,200	$1,200	$—	$—

Financial liabilities
Notes payable	$12,671	$—	$12,671	$—
Current portion of Long-term debt	$2,000	$—	$2,000	$—
Long-term debt	$4,000	$—	$4,000	$—

The outstanding balance of the euro overdraft facility is included in Notes payable. For the periods ended July 13, 2013, December 29, 2012, and July 14, 2012, the balance of the euro overdraft facility was $1.9 million, $2.5 million, and $2.0 million, respectively.

Note H – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the six months ended July 13, 2013 and pursuant to the 2007 Incentive Plan, in lieu of director fees, the Company awarded to certain directors 16,508 shares of common stock. In addition, the Company awarded 37,500 stock options to directors and 120,000 stock options to employees. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2013 stock options awarded to employees have a graded vesting of 25% per year over four years and are subject to forfeiture if on the vesting date the employee is no longer employed. The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted.

For the three months and six months ended July 13, 2013, the Company recognized stock based compensation expense of $225 thousand and $401 thousand, respectively, compared to stock based compensation expense of $235 thousand and $406 thousand for the same periods in the prior year. At July 13, 2013 and July 14, 2012, respectively, there was $1.0 million and $1.3 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note I - Segment Information

	As of and for the Three Months Ended July 13, 2013
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$38,003	$8,982	$—	$46,985
Operating income (loss)	6,878	(670)	(871)	5,337
Net income (loss)	4,103	(1,233)	(252)	2,618

	As of and for the Six Months Ended July 13, 2013
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$63,268	$15,555	$—	$78,823
Operating income (loss)	11,103	(1,122)	(1,596)	8,385
Net income (loss)	6,664	(1,850)	(572)	4,242
Total assets	$83,132	$25,140	$21,153	$129,425

	As of and for the Three Months Ended July 14, 2012
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$31,432	$10,597	$—	$42,029
Operating income (loss)	4,189	(656)	(844)	2,689
Net income (loss)	2,479	(1,046)	(346)	1,087

	As of and for the Six Months Ended July 14, 2012
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$53,646	$18,948	$—	$72,594
Operating income (loss)	7,448	(507)	(1,510)	5,431
Net income (loss)	4,422	(1,108)	(651)	2,663
Total assets	$72,837	$39,099	$16,830	$128,766

Note J – Dividend Payment

On June 20, 2013, the Company paid a quarterly dividend of $0.08 per common share to all shareholders of record on June 13, 2013. The total amount of this dividend payment was $1.1 million and was charged against retained earnings.

On March 20, 2013, the Company paid a quarterly dividend of $0.08 per common share to all shareholders of record on March 13, 2013. The total amount of the dividend was $1.1 million and was charged against retained earnings.

Note K - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
All amounts in thousands	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012

Weighted average common shares outstanding	13,484	13,260	13,468	13,103
Dilutive effect of stock options and restricted stock units	153	188	95	180
Weighted average common shares outstanding, assuming dilution	13,637	13,448	13,563	13,283

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2013 and 2012 were 522,750 and 456,500, respectively.

Note L – New Accounting Standards

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended July 13, 2013, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, that are of significance, or potential significance to the Company.

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

The Company is currently facing weak demand and increased competition in the Information Security and Print Finishing segment. The strategic focus for this segment continues to be expanding its Information Security product and service offerings to assist businesses and governments with their document and information high security needs to secure sensitive customer, employee and business information and to comply with new information privacy laws, rules and regulations. The Company continues to extend the capabilities of its line of shredders to include not only the secure destruction of paper but also the secure destruction and/or de-commissioning of other forms of electronic storage media. The Company also continues to monitor the profitability and the overall strategic alignment of its Print Finishing product and service offerings.

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

Results of Operations

Consolidated net sales for the second quarter of 2013 were 11.8% higher compared to the same quarter in the prior year. For the first half of 2013, net sales have increased 8.6% over the same period in the prior year. The Company’s operating income for the second quarter and first half of fiscal 2013 was $5.3 million and $8.4 million, respectively, compared to operating income of $2.7 million and $5.4 million for the same periods in the prior year.

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	66.6%	70.6%	66.3%	68.5%
Gross margin	33.4%	29.4%	33.7%	31.5%
Selling, administrative and general expenses	20.5%	21.3%	21.4%	22.4%
Amortization	1.5%	1.6%	1.6%	1.7%
Operating income	11.4%	6.5%	10.7%	7.4%

Consolidated Revenue and Gross Margin

Revenues from the Sporting Goods business were up 20.9% for the quarter and 17.9% for the first half of 2013, compared to the same periods in the prior year. Management expects strong sales in the Sporting Goods segment through the remainder of the year.

Revenues from the Information Security and Print Finishing business decreased 15.2% and 17.9% for the second quarter and first half of 2013, respectively, compared to the same periods in the prior year. Excluding the effects of changes in the currency exchange rates, revenues decreased 16.0% and 18.1%, for the second quarter and first half of 2013, respectively. Contributing to the decrease in revenue is a reduction in government spending along with increased competition. The Company expects challenges in this segment for the remainder of the year.

The overall gross margin ratios for the second quarter and first half of 2013 were 33.4% and 33.7%, respectively, compared to 29.4% and 31.5%, respectively, for same periods in the prior year. The increase in the gross margin ratio is partly due to product mix, with sales in higher margin categories, and increases in volume in the Sporting Goods segment which allows for better absorption of overhead cost.

Consolidated Selling, General and Administrative Expenses

Compared to the same periods in the prior year, consolidated selling, general and administrative (“SG&A”) costs decreased as a percent of net sales to 20.5% and 21.4% for the second quarter and first half of 2013; down from 21.3% and 22.4% for the second quarter and first half of 2012. The Company continues to focus on strategic investments in product development and brand marketing.

Provision for Income Taxes

The effective tax rate in the second quarter of 2013 was 48.2% compared with 60.3% for the same period in the prior year. The effective tax rate year to date is 46.3% and 51.6% for 2013 and 2012, respectively. The Company continues to experience losses in certain foreign taxing jurisdictions which do not offset gains in other foreign taxing jurisdictions which negatively affects the effective tax rate. During the second quarter 2013, the valuation allowance for foreign net operating losses was increased as the Company does not expect to be able to utilize these losses against future tax liabilities. The income tax adjustment related to the increase in the allowance resulted in an additional $446 thousand of current period income tax expense. Without this increase, the effective tax rate for second quarter and first half of 2013 would have been 39.4% and 40.7% respectively.

Financial Condition and Liquidity

Total bank debt and notes payable at the end of the first half of 2013 increased 22.2% or $4.2 million from the same period in the prior year, and increased 1.1% or $256 thousand from December 29, 2012. The increase in debt is attributable to the seller-financed liability of $1.9 million for the purchase of the previously leased real estate in Rosarito, Mexico. Planned increases in inventory levels have been made to better meet customer demand. The following schedule summarizes the Company’s total bank debt and notes payable:

In thousands	July 13, 2013	December 29, 2012	July 14, 2012

Notes payable short-term	$15,027	$14,618	$10,650
Current portion long-term debt	2,557	2,000	2,000
Bank overdraft facility	1,903	2,452	2,021
Long term debt	3,338	3,500	4,000
Total	$22,825	$22,570	$18,671

As a percentage of stockholders’ equity, total bank debt and notes payable was 28%, 28% and 21% at July 13, 2013, December 29, 2012, and July 14, 2012 respectively.

The Company funds working capital requirements through operating cash flows and revolving credit agreements with its bank. Inventory and other working capital requirements increased over the same period in the prior year to support sales growth in the Sporting Goods segment. Based on working capital requirements, the Company expects to have access to adequate levels of revolving credit to meet operating and growth needs.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2013.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Not Required.

Item 1A. Not Required.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

c)   Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 3/23/2013 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
Second quarter purchases:
03/24/2013–04/20/2013	None	None	No Change	No Change
04/21/2013-05/18/2013	None	None	No Change	No Change
05/19/2013-06/15/2013	None	None	No Change	No Change
06/16/2013-07/13/2013	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

Item 3.   Not Required.

Item 4.   Not Required.

Item 5.   Other Information

As previously discussed in the Company’s Form 8-K filed with the SEC on April 29, 2013, on April 26, 2013, Escalade, Incorporated (the “Company”) held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies. At the Annual Meeting, the stockholders voted on the election of directors, the appointment of the Company’s independent registered public accounting firm for the Company’s 2013 fiscal year, the approval, by non-binding vote, of the compensation of named executive officers and the approval, by non-binding vote, of the frequency to vote on compensation of named executive officers.

In the election of directors, as described in the Company’s proxy statement relating to the Annual Meeting, the four incumbent directors whose terms were expiring were nominated for reelection for a two-year term. The three other incumbent directors are currently serving a two-year term that will expire at the 2014 Annual Meeting. The results of the voting in the election of directors are as follows:

	Number of Votes
Director Nominee	For	Withheld

Robert Griffin	8,524,977	698,537
Robert Keller	8,473,874	749,640
Richard Baalmann, Jr.	8,549,693	673,821
Patrick Griffin	7,069,189	1,154,325

Therefore, Messrs. Robert Griffin, Robert Keller, Richard Baalmann, Jr. and Patrick Griffin were re-elected to the Board. There were 3,706,898 broker non-votes with respect to the election of each of the nominees.

As to the appointment of the firm, BKD, LLP to serve as the Company’s independent registered public accounting firm for the Company’s 2013 fiscal year, the Company’s stockholders ratified such appointment by a vote of 12,501,953 shares FOR, 391,714 shares AGAINST, and 36,745 shares ABSTAINED, with no broker non-votes. Therefore, the appointment of BKD, LLP was approved.

As to the approval, by non-binding vote, of the compensation of our named executive officers the Company’s stockholders ratified by a vote of 8,921,299 shares FOR, 257,465 shares AGAINST, and 44,750 shares ABSTAINED. There were 3,706,898 broker non-votes. Therefore the compensation for our named executive officers was approved, by non-binding vote.

As to the frequency of future non-binding votes on executive compensation, the Company’s stockholders voted 9,079,010 shares for ONE year, 25,946 shares for TWO years and 104,031 shares for THREE years. There were 14,527 shares ABSTAINED. Therefore, the frequency of future non-binding votes on executive compensation was approved, by non-binding vote, to be once a year. In light of such vote, the Company will include a non-binding vote on the compensation of its executive officers in its proxy materials every one year until the next required non-binding vote on the frequency of stockholder votes on the compensation of its executives.

Item 6.	Exhibits

(a)	Exhibits

Number	Description

10.1	Tenth Amendment to Credit Agreement dated as of July 29, 2013 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A., incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on July 29, 2013.

10.2	Ninth Amendment to Credit Agreement dated as of April 2, 2013 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A., incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 2, 2013.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date: August 13, 2013	/s/ Deborah Meinert
Vice President and Chief Financial Officer (On behalf of the registrant and in her capacities as Principal Financial Officer and Principal Accounting Officer)

