Form 10-Q
period 2013-10-05
ESCALADE INC
filed 2013-11-05
CIK 33488

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarter ended October 5, 2013 or

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2013
Common, no par value	13,538,473

INDEX

		Page No.

Part I.	Financial Information:

Item 1 -	Financial Statements:

	Consolidated Condensed Balance Sheets as of October 5, 2013, December 29, 2012, and October 6, 2012	3

	Consolidated Condensed Statements of Operations for the Three Months and Nine Months Ended October 5, 2013 and October 6, 2012	4

	Consolidated Condensed Statements of Comprehensive Income (Loss) for the Three Months and Nine Months Ended October 5, 2013 and October 6, 2012	4

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended October 5, 2013 and October 6, 2012	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4 -	Controls and Procedures	15

Part II.	Other Information

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6 -	Exhibits	17

	Signatures	18

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(All amounts in thousands, except share information)

	October 5,	December 29,	October 6,
	2013	2012	2012
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,801	$2,544	$3,255
Time deposits	2,320	1,200	1,200
Receivables, less allowance of $1,124; $1,096; and $979; respectively	34,367	33,496	27,379
Inventories	40,656	30,864	37,968
Prepaid expenses	1,433	1,308	1,279
Deferred income tax benefit	1,478	1,553	1,288
TOTAL CURRENT ASSETS	82,055	70,965	72,369

Property, plant and equipment, net	14,744	12,281	12,095
Intangible assets	11,415	12,919	12,175
Goodwill	12,017	12,017	12,017
Investments	18,232	17,487	15,505
Other assets	147	71	26
TOTAL ASSETS	$138,610	$125,740	$124,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$18,785	$17,070	$14,033
Current portion of long-term debt	1,563	2,000	2,000
Trade accounts payable	6,470	3,946	7,089
Accrued liabilities	17,103	15,274	14,222
Income tax payable	272	19	3,318
TOTAL CURRENT LIABILITIES	44,193	38,309	40,662

Other Liabilities:
Long-term debt	5,196	3,500	3,500
Deferred income tax liability	3,774	3,474	2,723
TOTAL LIABILITIES	53,163	45,283	46,885

Stockholders' Equity
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,533,183; 13,427,339; and 13,413,094; shares respectively	13,533	13,427	13,413
Retained earnings	66,952	62,937	59,923
Accumulated other comprehensive income	4,962	4,093	3,966
TOTAL SHAREHOLDERS’ EQUITY	85,447	80,457	77,302
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$138,610	$125,740	$124,187

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 5,	October 6,	October 5,	October 6,
	2013	2012	2013	2012

Net sales	$38,482	$34,206	$117,305	$106,800

Costs, expenses and other income:
Cost of products sold	26,945	23,249	79,210	72,943
Selling, general and administrative expenses	7,748	7,466	24,646	23,729
Goodwill and intangible asset impairment charges	—	13,362	—	13,362
Amortization	544	516	1,819	1,722
Operating income (Loss)	3,245	(10,387)	11,630	(4,956)
Interest expense, net	(176)	(144)	(596)	(490)
Other income	931	919	867	1,331
Equity method investment impairment	—	(382)	—	(382)
Income (Loss) before income taxes	4,000	(9,994)	11,901	(4,497)

Provision for income taxes	1,487	1,509	5,146	4,343

Net income (Loss)	$2,513	$(11,503)	$6,755	$(8,840)

Per share data:
Basic earnings (loss) per share	$0.19	$(0.86)	$0.50	$(0.67)
Diluted earnings (loss) per share	$0.18	$(0.85)	$0.50	$(0.66)
Dividends declared	$0.09	$0.08	$0.25	$0.23

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME(LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 5,	October 6,	October 5,	October 6,
	2013	2012	2013	2012

Net income (Loss)	$2,513	$(11,503)	$6,755	$(8,840)

Foreign currency translation adjustment	1,137	1,877	869	633

Comprehensive income (loss)	$3,650	$(9,626)	$7,624	$(8,207)

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine Months Ended
	October 5,	October 6,
	2013	2012

Operating Activities:
Net income (loss)	$6,755	$(8,840)
Depreciation and amortization	3,349	3,380
Goodwill and intangible asset impairment charges	—	13,362
Stock-based compensation	439	432
Equity method investment impairment charges	—	382
Loss on disposal of property and equipment	11	18
Adjustments necessary to reconcile net income (loss) to net cash used by operating activities	(5,976)	(1,463)
Net cash provided by operating activities	4,578	7,271

Investing Activities:
Purchase of property and equipment	(1,873)	(1,831)
Purchase of short-term time deposits	(1,820)	(250)
Proceeds from disposal of short-term time deposits	700	—
Proceeds from sale of property and equipment	2	5
Net cash used by investing activities	(2,991)	(2,076)

Financing Activities:
Dividends paid	(3,382)	(3,965)
Principal payment on long-term debt	(2,041)	(1,500)
Net increase (decrease) in overdraft facility	(1,831)	113
Net increase (decrease) in notes payable	3,546	(1,027)
Proceeds from restated credit agreement	1,000	—
Proceeds from exercise of stock options	168	438
Director stock compensation	139	150
Net cash used by financing activities	(2,401)	(5,791)
Effect of exchange rate changes on cash	71	30
Net decrease in cash and cash equivalents	(743)	(566)
Cash and cash equivalents, beginning of period	2,544	3,821
Cash and cash equivalents, end of period	$1,801	$3,255

Supplemental Cash Flows Information
Seller note issued in purchase of real estate	$2,300	—

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

Note B - Seasonal Aspects

The results of operations for the three and nine month periods ended October 5, 2013 and October 6, 2012 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

	October 5,	December	October 6,
In thousands	2013	29, 2012	2012

Raw materials	$8,619	$8,330	$8,949
Work in progress	5,177	4,247	4,697
Finished goods	26,860	18,287	24,322
	$40,656	$30,864	$37,968

Note D – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga).  The joint venture is accounted for under the equity method of accounting.  Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products including winter sport equipment. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below.  The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes.  The effect on Stiga’s net assets resulting from the amortization of goodwill for the periods ended October 5, 2013 and October 6, 2012 are addbacks to Stiga’s consolidated financial information of $13.0 million and $10.9 million, respectively.  These net differences are comprised of cumulative goodwill adjustments of $18.2 million offset by the related cumulative tax effect of $5.2 million as of October 5, 2013 and cumulative goodwill adjustments of $15.2 million offset by the related cumulative tax effect of $4.3 million as of October 6, 2012. The statement of operations impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the periods ended October 5, 2013, and October 6, 2012 are to increase Stiga’s net income by approximately $1.2 million and $1.3 million, respectively. The Company’s 50% portion of net income for Stiga for the periods ended October 5, 2013 and October 6, 2012 was $1.3 million and $1.4 million, respectively, and is included in other income on the Company’s statements of operations.

In addition, Escalade has a 50% interest in two joint ventures, Escalade International, Ltd. in the United Kingdom, and Neoteric Industries Inc. in Taiwan.  Escalade International Ltd. was a sporting goods wholesaler, specializing in fitness equipment. During the second quarter of 2013, the decision was made to cease operations and liquidate Escalade International, Ltd. Losses incurred include shutdown costs. As a result, the Company’s 50% portion of net loss for Escalade International, Ltd. for the nine months ended October 5, 2013 and October 6, 2012 was ($609) thousand and ($137) thousand respectively, and is included in other income (expense) on the Company’s statements of operations. The losses incurred during 2013 reduce to zero the Company’s investment in Escalade International, Ltd. The income and assets of Neoteric have no impact on the Company’s financial reporting. Additional information regarding these entities is considered immaterial and has not been included in the totals listed below.

Summarized financial information for Stiga Sports AB balance sheets as of October 5, 2013, December 29, 2012, and October 6, 2012 and statements of operations for the periods ended October 5, 2013 and October 6, 2012 is as follows:

	October 5,	December 29,	October 6,
In thousands	2013	2012	2012

Current assets	$29,894	$28,538	$24,086
Non-current assets	10,075	8,065	8,419
Total assets	39,969	36,603	32,505

Current liabilities	12,358	10,850	9,389
Non-current liabilities	5,454	4,487	5,105
Total liabilities	17,812	15,337	14,494

Net assets	$22,157	$21,266	$18,011

	Three Months Ended		Nine Months Ended
	October 5,	October 6,	October 5,	October 6,
	2013	2012	2013	2012

Net sales	$11,520	$11,148	$26,285	$23,923
Gross profit	5,957	5,800	13,412	12,212
Net income	1,471	1,829	1,475	1,609

Note E – Notes Payable

On August 27, 2013, the Company and each of its domestic subsidiaries entered into a First Amended and Restated Credit Agreement (“Restated Credit Agreement”) with its issuing bank, JPMorgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the Restated Credit Agreement (collectively, the “Lender”).  The Restated Credit Agreement amends and restates the existing Credit Agreement dated as of April 30, 2009, as amended by the Amendments First through Tenth, between the Company and the Lender.

Under the terms of the Restated Credit Agreement, the Lender has made available to the Company a senior revolving credit facility in the maximum amount of up to $22.0 million (“Revolving USD Facility”) and a term loan in the principal amount of $5.0 million (“Term Loan”). Escalade is required to repay the outstanding principal balance of the Revolving USD Facility, including all accrued and unpaid interest thereon, on August 27, 2016. Escalade may prepay the Revolving USD Facility, in whole or in part, and reborrow prior to the maturity date.  The Company is required to repay the outstanding principal balance of the Term Loan, including all accrued and unpaid interest thereon, on August 27, 2016. Beginning with the calendar quarter ending September 30, 2013, the Company is required to make repayments of the principal balance of the Term Loan in equal installments of $250 thousand per calendar quarter, with interest accrued thereon. Principal amounts repaid in respect of the Term Loan may not be re-borrowed.  In addition, the Euro overdraft facility has been reduced from €2.0 million to €1.0 million.   The credit facility and term debt are secured by substantially all assets of the Company.

During the first quarter, the Company entered into a seller-financed agreement for the purchase of its formerly leased real estate in Mexico.  The agreement requires sixteen quarterly installments of $156 thousand each with a maturity date of November 30, 2016.  The outstanding principal balance as of October 5, 2013 was $1.8 million.

Note F – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, the Company has recorded the following changes in uncertain tax positions:

	Nine Months Ended
	October 5,	October 6,
In thousands	2013	2012
Beginning Balance	$—	$46
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Settlements	—	—
Reductions settlements	—	—
Reductions for prior year tax positions	—	—
Ending Balance	$—	$46

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at October 5, 2013 and October 6, 2012.

		Fair Value Measurements Using
October 5, 2013 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,801	$1,801	$—	$—
Time deposits	$2,320	$2,320	$—	$—

Financial liabilities
Notes payable	$18,785	$—	$18,785	$—
Current portion of	$1,563	$—	$1,563	$—
Long-term debt
Long-term debt	$5,196	$—	$5,196	$—

		Fair Value Measurements Using
October 6, 2012 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,255	$3,255	$—	$—
Time deposits	$1,200	$1,200	$—	$—

Financial liabilities
Notes payable	$14,033	$—	$14,033	$—
Current portion of	$2,000	$—	$2,000	$—
Long-term debt
Long-term debt	$3,500	$—	$3,500	$—

The outstanding balance of the euro overdraft facility is included in Notes payable.  For the periods ended October 5, 2013, December 29, 2012, and October 6, 2012, the balance of the euro overdraft facility was $0.6 million, $2.5 million, and $2.4 million, respectively.

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such assets pursuant to the valuation hierarchy.

Goodwill and Other Intangible Assets

During the third quarter of fiscal 2012, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Martin Yale Group reporting unit, which comprises the Information Security and Print Finishing operating segment.  For purposes of the interim impairment testing in the third quarter of 2012, the fair value of the Martin Yale Group reporting unit was determined using a combination of two methods; one based on market earnings multiples of peer companies identified for the business unit (the market approach), and a discounted cash flow model with estimates of cash flows based on internal forecasts of revenues and expenses over a five year period plus a terminal value period (the income approach).

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

Equity Method Investments

For purposes of the impairment analysis of the equity method investment in Escalade International, Ltd, the Company considered the impact of attrition of certain significant customers on future cash flows of this entity as well as expectations regarding future divestiture of the investment.  At the end of the third quarter of 2012 the Company was negotiating to sell its investment to the remaining shareholders of Escalade International, Ltd.  Based on consideration of cash flows related to the potential divestiture, the Company determined that an other than temporary impairment in the amount of $0.4 million ($0.2 million, net of tax) was appropriate.  Consequently, the investment was written down to its estimated fair value of $0.5 million from its carrying value of $0.9 million as of October 6, 2012. Because of the significance of the unobservable inputs and management judgment used in the equity method impairment analysis, this measurement was classified in level three of the valuation hierarchy.

Note H – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the nine months ended October 5, 2013 and pursuant to the 2007 Incentive Plan, in lieu of director fees, the Company awarded to certain directors 23,719 shares of common stock.  In addition, the Company awarded 37,500 stock options to directors and 120,000 stock options to employees.  The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2013 stock options awarded to employees have a graded vesting of 25% per year over four years and are subject to forfeiture if on the vesting date the employee is no longer employed.  The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted.

For the three months and nine months ended October 5, 2013, the Company recognized stock based compensation expense of $177 thousand and $578 thousand, respectively, compared to stock based compensation expense of $176 thousand and $582 thousand for the same periods in the prior year.   At October 5, 2013 and October 6, 2012, respectively, there was $0.9 million and $1.1 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note I - Segment Information

	For the Three Months Ended October 5, 2013
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$31,559	$6,923	$—	$38,482
Operating income (loss)	4,679	(741)	(693)	3,245
Net income (loss)	2,813	(862)	562	2,513

	As of and for the Nine Months Ended October 5, 2013
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$94,827	$22,478	$—	$117,305
Operating income (loss)	15,782	(1,863)	(2,289)	11,630
Net income (loss)	9,477	(2,712)	(10)	6,755
Total assets	$90,189	$24,572	$23,849	$138,610

	For the Three Months Ended October 6, 2012
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$25,636	$8,570	$—	$34,206
Operating income (loss)	3,640	(13,378)	(649)	(10,387)
Net income (loss)	2,178	(13,830)	149	(11,503)

	As of and for the Nine Months Ended October 6, 2012
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$79,282	$27,518	$—	$106,800
Operating income (loss)	11,088	(13,885)	(2,159)	(4,956)
Net income (loss)	6,600	(14,938)	(502)	(8,840)
Total assets	$77,903	$26,882	$19,402	$124,187

Note J – Dividend Payment

On September 20, 2013, the Company paid a quarterly dividend of $0.09 per common share to all shareholders of record on September 13, 2013.  The total amount of this dividend payment was $1.2 million and was charged against retained earnings.

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

Note K - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
All amounts in thousands	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012

Weighted average common shares outstanding	13,520	13,391	13,484	13,189
Dilutive effect of stock options and restricted stock units	179	165	148	163
Weighted average common shares outstanding, assuming dilution	13,699	13,556	13,632	13,352

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2013 and 2012 were 522,750 and 454,500, respectively.

Note L – New Accounting Standards

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended October 5, 2013, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, that are of significance, or potential significance to the Company.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. The adoption of this ASU is not expected to have a material impact to the Company’s consolidated financial statements.

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

The Company is currently facing weak demand and increased competition in the Information Security and Print Finishing segment.  The strategic focus for this segment continues to be expanding its Information Security product and service offerings to assist businesses and governments with their document and information high security needs to secure sensitive customer, employee and business information and to comply with new information privacy laws, rules and regulations. The Company continues to extend the capabilities of its line of shredders to include not only the secure destruction of paper but also the secure destruction and/or de-commissioning of other forms of electronic storage media.  The Company also continues to monitor the profitability and explore the overall strategic alignment of its Information Security and Print Finishing product and service offerings.

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

Results of Operations

Consolidated net sales for the third quarter of 2013 were 12.5% higher compared to the same quarter in the prior year. For the first nine months of 2013, net sales have increased 9.8% over the same period in the prior year. The Company’s operating income for the third quarter and first nine months of 2013 was $3.2 million and $11.6 million, respectively, compared to an operating loss of $(10.4) million and $(5.0) million for the same periods in 2012.  In the prior year, the Company recorded a goodwill impairment loss of $13.2 million and intangible asset impairment charge of $0.2 million on its Information Security and Print Finishing segment. Without the impact of goodwill and intangible asset impairment charges in 2012, operating income for the three and nine months of fiscal 2012 would have been $3.0 million and $8.4 million, respectively.

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 5,	October 6,	October 5,	October 6,
	2013	2012	2013	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	70.0%	68.0%	67.5%	68.3%
Gross margin	30.0%	32.0%	32.5%	31.7%
Selling, administrative and general expenses	20.1%	21.8%	21.0%	22.2%
Goodwill and intangible asset impairment charges		39.1%		12.5%
Amortization	1.4%	1.5%	1.6%	1.6%
Operating income (loss)	8.5%	(30.4)%	9.9%	(4.6)%

Consolidated Revenue and Gross Margin

Revenues from the Sporting Goods business were up 23.1% for the quarter and 19.6% for the first nine months of 2013, compared to the same periods in the prior year.  Management expects strong sales in the Sporting Goods segment through the remainder of the year, although sales growth may be somewhat less than in previous quarters.

Revenues from the Information Security and Print Finishing business decreased 19.2% and 18.3% for the third quarter and first nine months of 2013, respectively, compared to the same periods in the prior year. Excluding the effects of changes in the currency exchange rates, revenues decreased 27.4% and 18.8%, for the third quarter and first nine months of 2013, respectively.  Contributing to the decrease in revenue is a reduction in government spending along with increased competition.  The Company expects challenges in this segment for the remainder of the year.

The overall gross margin ratios for the third quarter and first nine months of 2013 were 30.0% and 32.5%, respectively, compared to 32.0% and 31.7%, respectively, for same periods in the prior year. The decrease in the gross margin ratio for the third quarter of 2013 is driven mainly by lower sales volume and inventory adjustments in the Information Security and Print Finishing segment.

Consolidated Selling, General and Administrative Expenses

Compared to the same periods in the prior year, consolidated selling, general and administrative (“SG&A”) costs decreased as a percent of net sales to 20.1% and 21.0% for the third quarter and first nine months of 2013; down from 21.8% and 22.2% for the third quarter and first nine months of 2012.  The decrease in SG&A as a percent of sales is mainly due to increased sales volume in the Sporting Goods segment partially offset strategic investments in product development and brand marketing.

Provision for Income Taxes

The effective tax rate was 37.2% and 43.2% for the third quarter and first nine months of 2013.  During the second quarter of 2013, the valuation allowance for foreign net operating losses was increased as the Company does not expect to be able to utilize these losses against future tax liabilities.  Without this increase, the effective tax rate for the first nine months of 2013 would have been 39.5%  During the third quarter of 2012, the Company recorded goodwill and intangible asset impairments related to its Information Security and Print Finishing segment which negatively impacted the effective tax rates in that year.  Without the impact of goodwill and intangible asset impairment in 2012, the effective tax rate would have been 44.8% and 49.0% for the third quarter and first nine months of 2012.  The Company continues to experience losses in certain foreign taxing jurisdictions which do not offset gains in other foreign taxing jurisdictions which negatively impacts the effective tax rate.

Financial Condition and Liquidity

Total bank debt and notes payable at the end of the first nine months of 2013 increased 30.8% or $6.0 million from the same period in the prior year, and increased 13.2% or $3.0 million from December 29, 2012. The increase in debt is attributable to the seller-financed liability of $1.8 million for the purchase of the previously leased real estate in Rosarito, Mexico and working capital requirements including inventory increases. Planned increases in inventory levels have been made to better meet customer demand.  The following schedule summarizes the Company’s total bank debt and notes payable:

	October 5,	December 29,	October 6,
In thousands	2013	2012	2012

Notes payable short-term	$18,164	$14,618	$11,673
Current portion long-term debt	1,563	2,000	2,000
Bank overdraft facility	621	2,452	2,360
Long term debt	5,196	3,500	3,500
Total	$25,544	$22,570	$19,533

As a percentage of stockholders’ equity, total bank debt and notes payable were 30%, 28% and 25% at October 5, 2013, December 29, 2012, and October 6, 2012 respectively.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2013.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Not Required.

Item 1A.  Not Required.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

c) Issuer Purchases of Equity Securities

(d) Maximum
Number (or
			(c) Total	Approximate
			Number of	Dollar
			Shares (or	Value) of
			Units)	Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the
	Units)	per Share	Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs
Shares purchases prior to 7/13/2013 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939

Third quarter purchases:
07/14/2013–10/05/2013	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. The repurchase plan has no termination date.  There have been no share repurchases that were not part of a publicly announced program.  In February 2008, the Board of Directors increased the remaining amount on this plan to its original level of $3,000,000.  Although authorized by the Board, the Company has agreed to certain restrictions on the repurchase of shares as part of the August 23, 2013 Restated Credit Agreement terms to limit repurchases to $1,000,000.

Item 3.  Not Required.

Item 4.  Not Required.

Item 5.  Not Required.

Item 6.  Exhibits

(a)                    Exhibits

Number	Description

10.1
First Amended and Restated Credit Agreement dated as of August 23, 2013 among Escalade, Incorporated and JPMorgan Chase Bank, N.A., incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on August 28, 2013.

10.2
Letter Agreement modifying Overdraft Facility by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A., London Branch, incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on August 28, 2013.

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

ESCALADE, INCORPORATED

Date: November 5, 2013	/s/ Deborah Meinert
Vice President and Chief Financial Officer
(On behalf of the registrant and in her
capacities as Principal Financial Officer
and Principal Accounting Officer)

