Form 10-K
period 2013-12-28
ESCALADE INC
filed 2014-02-25
CIK 33488

 United States
Securities and Exchange Commission
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2013
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☒

Aggregate market value of common stock held by nonaffiliates of the registrant as of July 13, 2013 based on the closing sale price as reported on the NASDAQ Global Market:  $65,652,427

The number of shares of Registrant's common stock (no par value) outstanding as of February 12, 2014: 13,663,539.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 22, 2014 are incorporated by reference into Part III of this Report.

Escalade, Incorporated and Subsidiaries

Part I

ITEM 1—BUSINESS

General

Escalade, Incorporated (Escalade, the Company, we, us or our) operates in two business segments:  Sporting Goods (Escalade Sports) and Information Security and Print Finishing (or Martin Yale Group).  Escalade and its predecessors have more than 80 years of manufacturing and selling experience in these two industries.

The following table presents the percentages contributed to Escalade’s net sales by each of its business segments:

	2013	2012	2011
Sporting Goods	81%	76%	72%
Information Security and Print Finishing	19%	24%	28%
Total Net Sales	100%	100%	100%

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

Product Segment	Brand Names
Archery	Bear Archery®, Trophy Ridge®, Whisker Biscuit®, Cajun Archery®
Table Tennis	STIGA®, Ping-Pong®, Prince®, Head®
Basketball Backboards and Goals	Goalrilla™, Goaliath®, Silverback®
Play Systems	Woodplay®, Childlife®
Fitness	The STEP®, USWeight™
Game Tables (Hockey and Soccer)	Harvard Game®, Atomic®, Accudart®, Redline®
Pool Table Accessories	Mosconi®, Mizerak®, Minnesota Fats®
Darting	Unicorn®, Accudart®, Arachnid®, Nodor®, Winmau®

During 2013, 2012 and 2011 the Company had one customer, Dick’s Sporting Goods, which accounted for approximately 16%, 18% and 16%, respectively, of the Company’s total consolidated revenues.

As of December 28, 2013 and December 29, 2012 the Company had a significant portion of its total accounts receivable with two customers, Dick’s Sporting Goods and Sports Authority. These two customers accounted for approximately 24% and 10% of total accounts receivable at December 28, 2013, respectively, and approximately 31% and 10% of total accounts receivable at December 29, 2012, respectively.

Escalade Sports manufactures in the USA and Mexico and imports product from Asia, where the Company utilizes a number of contract manufacturers.

Certain products produced by Escalade Sports are subject to regulation by the Consumer Product Safety Commission.  The Company believes it is in material compliance with all applicable regulations.

Information Security and Print Finishing

The Information Security and Print Finishing segment has a worldwide presence with manufacturing facilities in the USA and in Germany and joint venture manufacturing facilities in the Czech Republic and Taiwan, in addition to sales offices in the USA, Germany, United Kingdom, France, Spain, China, South Africa and Sweden.

The Company has implemented a plan to promote brand recognition of its information security product line under the tradename intimus®.  The print finishing product lines will continue under the martin yale® tradename. As a result of this focus, the Company has initiated legal name changes for several of its European subsidiaries.  Most notably, Martin Yale International, GmbH has changed its name to Intimus International GmbH.  The Martin Yale and Intimus entities continue to focus on the information security and print finishing requirements of larger corporate customers, governments, and strategic business partners.  The information security product line is particularly focused on addressing information security issues including the decommissioning or destruction of data stored on optical, solid state, magnetic, and traditional media like paper to meet the increasingly strict security standards set by the National Security Administration, National Institute of Standards and Technology, Deutsches Institut fur Normung (German Institute for Standardization), the European Union, and many other governments and organizations around the world.  The print finishing product line is focusing attention to the digital print finishing application market.

The Information Security and Print Finishing products include: shredders, disintegrators, degaussers, paper folders, letter openers, and paper cutters/trimmers.  The key brands include martin yale® and intimus®.

Martin Yale and Intimus products and services are sold directly to end-users as well as through retailers, wholesalers, catalogs, specialty dealers, and business partners.  No single Information Security and Print Finishing customer accounted for more than 10% of Information Security and Print Finishing sales during 2013, 2012 and 2011.

Marketing and Product Development

The Company makes a substantial investment in product development and brand marketing to differentiate its product line from its competition.  Each operating segment conducts market research and development efforts to design products which satisfy existing and emerging consumer needs.  On a consolidated basis, the Company incurred research and development costs of approximately $1.8 million, $1.6 million, and $1.4 million in 2013, 2012 and 2011, respectively.

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

Licenses, Trademarks and Brand Names

The Company has an agreement and contract with STIGA Sports AB, a 50% owned joint venture, for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA® for the United States and Canada. The Company also owns several registered trademarks and brand names including but not limited to Ping-Pong®, Bear Archery®, Goalrilla™, The Step®, and Wood Play® which are used in the Sporting Goods business segment and martin yale® and intimus® which are used in the Information Security and Print Finishing business segment.

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

Employees

The number of employees at December 28, 2013 and December 29, 2012 for each business segment were as follows:
	2013	2012
Sporting Goods
USA	356	321
Mexico	106	103
Asia	10	8
	472	432
Information Security and Print Finishing
USA	68	79
Europe	91	104
Asia	10	10
Africa	7	8
	176	201
Total	648	633

The I.U.E./C.W.A. (United Electrical Communication Workers of America, AFL-CIO) represents hourly rated employees at the Escalade Sports’ Evansville, Indiana distribution center.  There are approximately 18 covered employees at December 28, 2013. A three year labor contract was negotiated and renewed in April 2013; the new agreement expires on April 30, 2016. Management believes it has satisfactory relations with its employees.

Sources of Supplies

Raw materials for Escalade's various product lines consist of wood, steel, aluminum, plastics, fiberglass and packaging.  Escalade relies upon suppliers in various countries and upon various third party Asian manufacturers for certain of its game tables and non-security paper shredders. The Company believes that these sources will continue to provide adequate supplies as needed and that all other materials needed for the Company’s various operations are available in adequate quantities from a variety of domestic and foreign sources.

SEC Reports

The Company’s Internet site (www.escaladeinc.com) makes available free of charge to all interested parties the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports, as well as all other reports and schedules filed electronically with the Securities and Exchange Commission (the Commission), as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission.  Interested parties may also find reports, proxy and information statements and other information on issuers that file electronically with the Commission at the Commission's Internet site at www.sec.gov.

ITEM 1A—RISK FACTORS

Operating results may be impacted by changes in the economy that influence business and consumer spending.

Operating results are directly impacted by the health of the North American and to a lesser extent, European and Asian economies. While the global economy is experiencing some level of recovery from the recent downturn, we cannot predict how robust the recovery will be or whether or not it will be sustained.  If the economic recovery slows, or if the economy experiences a prolonged period of decelerating or negative growth, the Company’s results of operations may be negatively impacted.  In general, the Company’s sales depend on discretionary spending by consumers.  Business and financial performance may be adversely affected by current and future economic conditions, including unemployment levels, energy costs, interest rates, recession, inflation, the impact of natural disasters and terrorist activities, and other matters that influence business and consumer spending.

Fluctuation in economic conditions could prevent the Company from accurately forecasting demand for its products which could adversely affect its operating results or market share.

Fluctuation in  economic conditions and market instability in the United States and globally makes it difficult for the Company, customers and suppliers to accurately forecast future product demand trends, which could cause the Company to produce excess products that can increase inventory carrying costs and result in obsolete inventory.  Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in products, that could result in an inability to satisfy demand for products and a loss of market share.

Sales declines and operating losses in the Information Security and Print Finishing segment could continue.

Declines in overall sales in Information Security and Print Finishing and increases in losses in this segment are due mainly to intense competition and changes in market demand.  Continued weakness in the global office products channel and the government sales channel primarily in the United States and the United Kingdom and prolonged economic weakness in Spain and certain other European countries continue to provide challenges.  Improving profitability in the Information Security and Print Finishing segment continues to be difficult and the Company is continuing to explore the strategic fit of Information Security and Print Finishing with the Company’s overall objectives.  The Company cannot provide any assurance that it will be able to maintain or increase sales levels or achieve profitability in the future.

Markets are highly competitive which could limit the Company’s growth and reduce profitability.

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

If the Company is unable to predict or effectively react to changes in consumer demand, it may lose customers and sales may decline.

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

The Company derives a substantial portion of its revenue from a few significant customers and loss of any of these customers could materially affect our results of operations and financial condition.

The Company has one major customer which accounted for more ten percent of consolidated gross sales and several other large customers, none of which represent more than ten percent of consolidated gross sales, and historically has derived substantial revenues from these customers.  The Company needs to continue to expand its customer base to minimize the effects of the loss of any single customer in the future.  If sales to one or more of the large customers would be lost or materially reduced, there can be no assurance that the Company will be able to replace such revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Company may pursue strategic acquisitions, divestitures, or investments and the failure of a strategic transaction to produce anticipated results or the inability to fully integrate an acquired company could have an adverse impact on the Company’s business.

In the past, the Company has made acquisitions of complementary companies or businesses, which have been part of the strategic plan, and may continue to pursue acquisitions in the future from time to time. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of capital and management’s attention from other business issues and opportunities. The Company may not be able to successfully integrate operations that it acquires, including personnel, financial systems, distribution, and operating procedures. If the Company fails to successfully integrate acquisitions, the Company’s business could suffer. In addition, acquisitions may result in the incurrence of debt, contingent liabilities, amortization expense or write-offs of goodwill or other intangibles, any of which could affect the Company’s financial position. The Company also has sometimes divested or discontinued certain operations, assets, and products that did not perform to the Company’s expectations or no longer fit with the Company’s strategic objectives. Escalade will consider acquisitions, divestitures, and investments in the future, one or more of which, individually or in the aggregate, could be material to the Company’s overall business, operations or financial position.

Growth may strain resources, which could adversely affect the Company’s business and financial performance.

The Company has grown in the past through strategic acquisitions.  Growth places additional demands on management and operational systems.  If the Company is not successful in continuing to support operational and financial systems, expanding the management team and increasing and effectively managing customers and suppliers, growth may result in operational inefficiencies and ineffective management of the Company’s business, which could adversely affect its business and financial performance.

The Company’s ability to operate and expand business and to respond to changing business and economic conditions will be dependent upon the availability of adequate capital.

The rate of expansion will also depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by the business and the availability of equity and debt capital.  The Company can make no assurances that it will be able to obtain equity or debt capital on acceptable terms or at all.  Our current senior secured revolving credit facility contains provisions that limit our ability to incur additional indebtedness or make substantial asset sales, which might otherwise be used to finance our operations.  In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our senior secured revolving credit facility would be entitled to payment in full from our assets before distributions, if any, to our stockholders.

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

The Company may be subject to product warranty claims that require the replacement or repair of the product sold.  Such warranty claims could adversely affect the Company’s financial position and relationships with its customers.

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

The Company may be subject to various types of litigation and the Company’s insurance may not be sufficient to cover damages related to those claims.

From time to time the Company or its subsidiaries may be involved in lawsuits or other claims arising in the course of business, including those related to product liability, consumer protection, employment, intellectual property, torts and other matters, In addition, it may be subject to lawsuits relating to the design, manufacture or distribution of its products.  The Company may be subject to lawsuits resulting from injuries associated with the use of sporting goods equipment and information security and print finishing products that it sells.  The Company may incur losses relating to these claims or the defense of these claims.  There is a risk that claims or liabilities will exceed the Company’s insurance coverage.  In addition, the Company may be unable to retain adequate liability insurance in the future.  Further, the Company is subject to regulation by the Consumer Product Safety Commission and similar state regulatory agencies.  If the Company fails to comply with government and industry safety standards, it may be subject to claims, lawsuits, fines, product recalls and adverse publicity that could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company has operations in Mexico, Europe, South Africa and Asia.  Foreign operations encounter risks similar to those faced by U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, control over product quality and content, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions.  The Company’s business relationships in Asia and the information security and print finishing international operations headquartered in Germany further increase its exposure to these foreign operating risks, which could have an adverse impact on the Company’s international income and worldwide profitability.

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

The Company is in the process of converting its Enterprise Risk Planning (ERP) systems from legacy systems to Epicor.  Implementation has been completed for the Information Security and Print Finishing Indiana and Germany locations and for the Sporting Goods North Carolina and Mexico locations.    The Company intends to complete the conversion of its remaining sites over the next two years.  There can be no assurance the Company will have the necessary funds or the staff to fully avail itself of the control features inherent in the system design.  Without such utility, the Company management is faced with legacy systems and time consuming efforts to manually consolidate its financial information.

Problems with the Company’s information system software or hardware could disrupt operations and negatively impact financial results and materially adversely affect the Company’s business operations.

The Company relies on a suite of applications and third party software to receive and process customer orders and for the core of its manufacturing, distribution, and accounting systems.  These systems, if not functioning properly, could disrupt its operations, including the Company’s ability to receive and ship orders and to process financial information or engage in similar normal business activities.  Any material disruption, malfunction or other similar problems in or with these systems could negatively impact our financial results and materially adversely affect our business operations.

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

The accounting standard setters, including the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements.  These changes can be hard to predict and apply and can materially affect how the Company records and reports its financial condition and results of operations.  In some cases, the Company could be required to apply a new or revised standard retrospectively, which may result in the restatement of prior period financial statements.

The Company’s effective tax rate may fluctuate.

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

The market price of the Company’s common stock is likely to be highly volatile as the stock market in general can be highly volatile.

The public trading of the Company’s common stock is based on many factors which could cause fluctuation in the Company’s stock price.  These factors may include, among other things:

•	General economic and market conditions;
⋅	Actual or anticipated variations in quarterly operating results;

•	Lack of research coverage by securities analysts;
⋅	Relatively low market capitalization resulting in low trading volume in the Company’s stock;
•	If securities analysts provide coverage, our inability to meet or exceed securities analysts' estimates or expectations;
⋅	Conditions or trends in the Company’s industries;
•	Changes in the market valuations of other companies in the Company’s industries;
⋅	Announcements by the Company or the Company’s competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;
•	Capital commitments;
⋅	Additions or departures of key personnel;
•	Sales and repurchases of the Company’s common stock; and
⋅	The ability to maintain listing of the Company’s common stock on the NASDAQ Global Market.

Many of these factors are beyond the Company’s control.  These factors may cause the market price of the Company’s common stock to decline, regardless of operating performance.

If we are unable to pay quarterly dividends at intended levels, our reputation and stock price may be harmed.

Our quarterly cash dividend is currently $0.09 per common share. The dividend program requires the use of a modest portion of our cash flow. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors (Board) may, at its discretion, increase or decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.

Unauthorized disclosure of sensitive or confidential customer information could harm the Company’s business and its standing with its customers.

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

Terrorist attacks, acts of war or natural disaster may seriously harm the Company’s business.

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

In addition, any natural disaster or other serious disruption to one of the Company’s manufacturing or distribution sights due to fire, tornado, earthquake or any other causes could damage a material portion of inventory or impair our ability to provide product to our customers and could negatively affect our sales and profitability.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

At December 28, 2013, the Company operated from the following locations:

Location	Square Footage	Owned or Leased	Use

Sporting Goods
Evansville, Indiana, USA	359,000	Owned	Distribution; sales and marketing; administration
Rosarito, Mexico	174,700	Owned	Manufacturing and distribution
Olney, Illinois, USA	108,500	Leased	Manufacturing and distribution
Gainesville, Florida, USA	154,200	Owned	Manufacturing and distribution
Raleigh, N. Carolina, USA	88,800	Leased	Manufacturing and distribution
Jacksonville, Florida, USA	2,500	Leased	Sales and marketing
Shanghai, China	1,130	Leased	Sales and sourcing

Information Security and Print Finishing
Wabash, Indiana, USA	141,000	Owned	Manufacturing and distribution; sales and marketing; administration
Markdorf, Germany	70,300	Owned	Manufacturing and distribution; sales and marketing; administration
Paris, France	1,335	Leased	Distribution; sales and marketing
Crawley, UK	8,300	Leased	Sales and marketing
Barcelona, Spain	1,750	Leased	Distribution; sales and marketing
Johannesburg, South Africa	3,435	Leased	Distribution; sales and marketing
Sollentuna, Sweden	400	Leased	Sales and marketing
Beijing, China	9,300	Leased	Sales and marketing

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

Part II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded under the symbol “ESCA” on the NASDAQ Global Market.  The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the NASDAQ Global Market:

Prices	High	Low

2013
Fourth quarter ended December 28, 2013	$12.41	$8.18
Third quarter ended October 5, 2013	8.70	6.32
Second quarter ended July 13, 2013	6.48	5.72
First quarter ended March 23, 2013	6.20	5.21
2012
Fourth quarter ended December 29, 2012	$5.54	$4.67
Third quarter ended October 6, 2012	6.09	5.05
Second quarter ended July 14, 2012	6.10	5.15
First quarter ended March 24, 2012	6.06	4.31
2011
Fourth quarter ended December 31, 2011	$5.60	$4.26
Third quarter ended October 1, 2011	6.22	4.30
Second quarter ended July 9, 2011	6.43	5.00
First quarter ended March 19, 2011	7.10	5.30

The closing market price on February 12, 2014 was $12.24 per share.

During 2013, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock.  At the August 2013 meeting of the Board of Directors, the Company established the annual rate to be $0.36 per share, or $0.09 per share quarterly.  Dividends issued/declared intermittently during 2012 and 2013 are as follows:

Record Date	Payment Date	Amount per Common Share
April 6, 2012	April 16, 2012	$0.07
July 2, 2012	July 9, 2012	$0.08
October 1, 2012	October 8, 2012	$0.08
December 13, 2012	December 20, 2012	$0.08
March 14, 2013	March 20, 2013	$0.08
June 13, 2013	June 20, 2013	$0.08
September 13, 2013	September 20, 2013	$0.09
December 13, 2013	December 20, 2013	$0.09

There were approximately 169 holders of record of the Company's Common Stock at February 12, 2014.  The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 1,837.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock with that of the cumulative total return on the NASDAQ US Stock Market Index and the NASDAQ Non-Financial Stocks Index for the five year period ended December 31, 2013. Effective January 2014, NASDAQ OMX is replacing total return values prepared by the Center for Research in Security Prices (CRSP) at the University of Chicago with comparable NASDAQ OMX Global Indexes. As a result of this change in the total return data made available to us through our vendor provider, going forward we will be using comparable indices, the NASDAQ 100 and the NASDAQ US Benchmark TR, provided by NASDAQ OMX Global Indexes. Accordingly, the Company’s total return is compared below to the newly selected indices as well as the indices we have historically used.

The following information is based on an investment of $100, on December 31, 2008, in the Company’s common stock, the NASDAQ US Stock Market Index, the NASDAQ Non-Financial Stocks Index, NASDAQ 100 and the NASDAQ US Benchmark TR Index with dividends reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

15

	2008	2009	2010	2011	2012	2013
Escalade Common Stock	100	331	851	591	695	1569
NASDAQ US Stock Index (CRSP)	100	144	170	171	202	282
NASDAQ Non-Financial Stock Index (CRSP)	100	151	179	178	209	293
NASDAQ 100 (OMX)	100	129	152	152	458	237
NASDAQ US Benchmark TR Index (OMX)	100	155	186	193	228	312

The above performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 10/5/2013 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939

Fourth quarter purchases:
10/6/2013 – 11/2/2013	None	None	None	No Change
11/3/2013 – 11/29/2013	None	None	None	No Change
11/30/2013 – 12/28/2013	None	None	None	No Change

Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ITEM 6—SELECTED FINANCIAL DATA
(In thousands, except per share data)

At and For Years Ended	December 28, 2013	December 29, 2012	December 31, 2011	December 25, 2010	December 26, 2009

Income Statement Data
Net revenue
Sporting Goods	$132,991	$112,599	$96,971	$85,815	$76,807
Information Security and Print Finishing	30,686	34,990	37,279	34,841	39,192
Total net sales	163,677	147,589	134,250	120,656	115,999
Net income (loss)	9,805	(4,930)	4,441	6,059	1,657
Weighted-average shares	13,506	13,244	12,849	12,726	12,632

Per Share Data
Basic earnings (loss) per share	$0.73	$(0.37)	$0.35	$0.48	$0.13
Cash dividends	$0.34	$0.31	$0.32	$0.10	$—

Balance Sheet Data
Working capital	37,537	32,656	29,496	24,132	9,688
Total assets	141,974	125,740	130,115	127,553	127,238
Short-term debt	23,263	19,070	16,947	11,407	27,644
Long-term debt	4,946	3,500	5,000	7,500	—
Total stockholders' equity	87,955	80,457	87,565	87,030	82,764

Fiscal year 2013 was positively impacted by increased sales in the Sporting Goods segment, as well as improved margins resulting from higher sales volumes.

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

Overview

Escalade, Incorporated (Escalade, the Company, we, us or our) manufactures and distributes products for two industries: Sporting Goods and Information Security and Print Finishing.  The Sporting Goods segment competes in a variety of categories including indoor recreational games, sports training and archery.  Strong brands and on-going product innovation provide diversity for the customer base and value to consumers.   Information Security and Print Finishing has increasingly focused its strategy on high security data destruction and post-printing document preparation.

Within these industries the Company has successfully built a robust market presence in several niche markets. This strategy is heavily dependent on expanding the customer base, barriers to entry, strong brands, excellent customer service and a commitment to innovation.  A key strategic advantage is the Company’s established relationships with major customers that allow the Company to bring new products to market in a cost effective manner while maintaining a diversified portfolio of products to meet the demands of consumers.  In addition to strategic customer relations, the Company has substantial manufacturing and import experience that enable it to be a low cost supplier.

A majority of the Company's products are in markets that are currently experiencing low growth rates. Where the Company enjoys a commanding market position, such as table tennis tables in the Sporting Goods segment and paper folding machines in the Information Security and Print Finishing segment, revenue growth is expected to be roughly equal to general macro-economic consumer trends. However, in markets that are fragmented and where the Company is not the dominant leader, such as archery in the Sporting Goods segment, the Company anticipates growth.

To enhance growth opportunities, the Company has a strategy of promoting new product innovation and development and brand marketing. In addition, the Company has embarked on a strategy of acquiring companies or product lines that complement or expand the Company's existing product lines or provide expansion into new or emerging categories, particularly in its Sporting Goods segment. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing company structure. The Company also sometimes divests or discontinues certain operations, assets, and products that do not perform to the Company's expectations or no longer fit with the Company's strategic objectives.

The Company is currently facing weak demand and increased competition in the Information Security and Print Finishing segment. The strategic focus for this segment continues to be expanding its Information Security product and service offerings to assist businesses and governments with their document and information high security needs to secure sensitive customer, employee and business information and to comply with new information privacy laws, rules and regulations. The Company continues to extend the capabilities of its line of shredders to include not only the secure destruction of paper but also the secure destruction and/or de-commissioning of other forms of electronic storage media. The Company also continues to monitor the profitability and explore the overall strategic fit of its Information Security and Print Finishing segment with its overall objectives, product and service offerings.

Management believes that key indicators in measuring the success of these strategies are revenue growth, earnings growth, new product introductions, and the expansion of channels of distribution. The following table sets forth the annual percentage change in revenues and net income (loss) over the past three years:

	2013	2012	2011

Net revenue
Sporting Goods	18.1%	16.1%	13.0%
Information Security and Print Finishing	(12.3)%	(6.1)%	7.0%
Total	10.9%	9.9%	11.3%

Net income (loss)
Sporting Goods	31.4%	39.0%	26.6%
Information Security and Print Finishing	82.2%	(1,602.8)%	(392.5)%
Total	298.9%	(211.0)%	(26.7)%

Excluding the impact of goodwill and intangible asset impairment in 2012 and accelerated depreciation in 2011, the annual percentage of change in total net income would have been an increase of 11.0% in 2013, 23.6% in 2012 and 18.0% in 2011.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	2013	2012	2011
Net revenue	100.0%	100.0%	100.0%
Cost of products sold	69.3%	69.9%	68.9%
Gross margin	30.7%	30.1%	31.1%
Selling, administrative and general expenses	20.3%	21.3%	26.8%
Amortization	1.5%	1.5%	1.2%
Goodwill and intangible asset impairment charges	..0%	9.1%	..0%
Operating income (loss)	8.9%	(1.8)%	3.1%

In 2012, without the goodwill and intangible asset impairment, operating income would have been 7.3%.  In 2011, without the accelerated depreciation expense on the replaced ERP system, selling, administrative and general expenses would have been 23.5% and operating income would have been 6.4%.

Consolidated Revenue and Gross Margin

Sales growth across most sales channels of the Sporting Goods segment resulted in an overall increase of 18.1% in Sporting Goods net revenues for 2013 compared to 2012.  Revenues from the Information Security and Print Finishing segment decreased 12.3% in 2013 compared to 2012.  Without the impact of the change in the foreign exchange rates, revenues in the Information Security and Print Finishing segment would have decreased 12.5%.

The overall gross margin percentage increased to 30.7% in 2013 compared with 30.1% in 2012.  The gross margin percentage was up approximately 1.1% in the Sporting Goods segment and up approximately 0.1% in the Information Security and Print Finishing segment.  Increased sales volume in Sporting Goods and a reduction in prior year quality issues in the Information Security and Print Finishing segment contributed to these improvements.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) were $33.5 million in 2013 compared to $31.4 million in 2012, an increase of $2.1 million or 6.6%.  SG&A as a percent of sales is 20.3% in 2013 compared with 21.3% in 2012.

Other Income

Other income decreased slightly in 2013 to $2.9 million compared $3.0 million in 2012, a decrease of 3.4%.  Income from the non-marketable equity investments was $2.9 million in 2013 compared with $3.0 million in 2012.  Operating losses for Escalade International, Ltd. equity method investment exceeded prior year losses by approximately $0.2 million.  This entity was fully liquidated in 2013.

Provision for Income Taxes

The effective tax rate for 2013 is 41.2%.  The higher 2013 tax rate is primarily driven by increases in valuation allowance reserves for foreign net operating losses generated in the Information Security and Print Finishing segment.  The effective income tax rate in 2012 was impacted by the goodwill and intangible asset impairment write-down which is not deductible for income tax purposes.  Excluding the effect of the goodwill and intangible asset impairment, the effective tax rate for 2012 would have been 33.2% compared with 35.4% for 2011.  The effective tax rate for 2012 was lower due to the release of valuation allowances on state credits.

Sporting Goods

Net revenues, operating income, and net income for the Sporting Goods business segment for the three years ended December 28, 2013 were as follows:

In Thousands	2013	2012	2011

Net revenue	$132,991	$112,599	$96,971
Operating income	18,469	14,160	11,217
Net income	11,087	8,433	6,068

Net revenue increased 18.1% in 2013 compared to 2012 with growth coming from most sales channels in the Sporting Goods segment.  The Company continues to aggressively pursue opportunities to increase revenue through introduction of new products, expansion of product distribution, acquisitions, and increased investment in consumer marketing.  Sales channels are predominately mass market retail customers, specialty retailers, and dealers.  During the fourth quarter, the Company strengthened its product offerings with the acquisition of the business and assets of DMI Sports, Inc. (DMI Sports, DMI) relating to DMI’s indoor game and accessories such as darts, table tennis game tables and billiards.   Excluding net revenues attributable to this acquisition, net revenues in the Sporting Goods segment increased 16.9% in 2013 compared with 2012.

Gross margin and profitability increased in 2013 compared with 2012. The gross margin ratio in 2013 improved to 30.1% compared to 29.0% in the prior year.  The improvement is due to product mix, continued focus on production efficiencies and better factory absorption resulting from increased sales volume.  As a result, operating income as a percentage of net revenue increased to 13.9% in 2013 compared to 12.6% in 2012.  Management anticipates that with additional sales growth in 2014, improvements in operating income will continue.

Information Security and Print Finishing

Net revenue, operating income (loss) and net loss for the Information Security and Print Finishing business segment for the three years ended December 28, 2013 were as follows:

In Thousands	2013	2012	2011

Net revenue	$30,686	$34,990	$37,279
Operating income (loss)	(1,687)	(14,628)	71
Net loss	(2,790)	(15,683)	(921)

Net revenue in the Information Security and Print Finishing business decreased   12.3% in 2013 compared to 2012.  Excluding the effect of changes in foreign exchange rates, 2013 net revenues were down 12.5% compared with 2012.  Sales are direct to end users, including government agencies, as well as through office products retailers, wholesalers, specialty dealers, and business partners.

Excluding the impact of goodwill and intangible asset impairment of $13.4 million in 2012, net loss increased $0.5 million or 22.2% in 2013 compared with 2012.  Declines in net revenue and increases in net losses are due mainly to intense competition and changes in market demand.  Continued weakness in the global office products channel and the government sales channel primarily in the US and the United Kingdom and prolonged economic weakness in Spain and certain other European countries continue to provide challenges.

Financial Condition and Liquidity

The current ratio, a basic measure of liquidity (current assets divided by current liabilities), remained level at 1.9 in 2013 compared to 1.9 in 2012.  The Company was able to decrease inventory levels to $28.3 million in 2013 compared with $30.9 million in 2012 while still maintaining adequate inventory levels to support sales growth in the expanded Sporting Goods product lines.  Total notes payable and long-term debt increased to $28.2 million, up from $22.6 million in 2012.  Total notes payable and long-term debt as a percentage of stockholders equity increased to 32.1% in 2013, up from 28.1% in 2012.

The Company’s working capital requirements are primarily funded through cash flows from operations and revolving credit agreements with its bank.  During 2013, the Company’s maximum borrowings under its primary revolving credit lines and overdraft facility totaled $29.8 million compared to $22.1 million in 2012.  Total notes payable and long-term debt increased $5.6 million in 2013 as compared with 2012.  The debt increase was primarily driven by the seller financed mortgage for the Mexico real estate purchase of approximately $2.3 million and by the working capital component of the DMI Sports acquisition.  The overall effective interest rate in 2013 was 3.4% which was up slightly from the effective rate of 3.2% in 2012. The Company’s credit agreement with its primary bank lender, JPMorgan Chase Bank, N.A., matures as of August 27, 2016 for the senior revolving credit facility and the term loan matures as of August 27, 2018.  The Company also maintains a multicurrency overdraft facility with its primary bank lender.  The total amount outstanding under the overdraft facility at the end of fiscal 2013 was zero compared with $2.5 million at the end of fiscal 2012.  The Company has a long standing relationship with its primary bank lender and has met all financial covenants under the new agreement which was last amended as of November 13, 2013.

The Company’s cash remains stable compared with prior year due to the utilization of the revolving credit agreement facility to fund working capital needs.  Operating cash flows generated from the Sporting Goods segment were used to fund the recent DMI Sports acquisition and to pay shareholder dividends.

In 2014, the Company expects capital expenditures to be approximately $3.7 million which includes $0.8 million to continue the implementation of its integrated information system at certain of its Sporting Goods locations.

The Company expects improvements in its overall sales levels for fiscal year 2014 compared with 2013 as a result of new product offerings and expanded customer base which will be further enhanced the Company’s recent DMI Sports acquisition.  The Company believes that cash generated from its projected 2014 operations and the commitment of borrowings from its primary lender will provide it with sufficient cash flows for its operations.

It is possible that if the economic conditions deteriorate, this could have adverse effects on the Company’s ability to operate profitably during fiscal year 2014.  To the extent that occurs, management will pursue cost reduction initiatives and consider realignment of its infrastructure in an effort to match the Company’s overhead and cost structure with the sales level dictated by current market conditions.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under the sub-heading “New Accounting Pronouncements”.

Off Balance Sheet Financing Arrangements

The Company has no financing arrangements that are not recorded on the Company’s balance sheet.

Contractual Obligations

The following schedule summarizes the Company’s material contractual obligations as of December 28, 2013:

Amounts in thousands	Total	2014	2015 - 2016	2017 - 2018	Thereafter

Debt	$28,209	$23,263	$3,196	$1,750	$—
Overdraft facility	—	—	—	—	—
Future interest payments (1)	1,168	926	187	55	—
Operating leases	1,547	831	651	50	15
Minimum payments under royalty and license agreements	2,165	455	895	815	—
Total	$33,089	$25,475	$4,929	$2,670	$15

Note:
(1) Assumes that the Company will not increase borrowings under its long-term credit agreements and that the effective interest rate experienced in 2013 of 3.4% will continue for the life of the agreements.

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

Impairment of Goodwill
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 350, Intangibles – Goodwill and Other.  A qualitative assessment is first performed to determine if the fair value of the reporting unit is "more likely than not" less than the carrying value.  If so, we proceed to step one of the two-step goodwill impairment test, in which the fair value of the reporting unit is compared to its carrying value. If not, then performance of the second step of the goodwill impairment test is not necessary.  If the carrying value of goodwill exceeds the implied estimated fair value calculated in the second step, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.

If the second step of the goodwill impairment testing is required, the Company establishes fair value by using an income approach or a combination of a market approach and an income approach.  The market approach uses the guideline-companies method to estimate the fair value of a reporting unit based on reported sales of publicly-held entities engaged in the same or a similar business as the reporting unit.  The income approach uses the discounted cash flow method to estimate the fair value of a reporting unit by calculating the present value of the expected future cash flows of the reporting unit.  The discount rate is based on a weighted average cost of capital determined using publicly-available interest rate information on the valuation date and data regarding equity, size and country-specific risk premiums/decrements compiled and published by a commercial source.  The Company uses assumptions about expected future operating performance in determining estimates of those cash flows, which may differ from actual cash flows.

The Company has two reporting units that required separate goodwill impairment analysis.  Those reporting units are Escalade Sports and Martin Yale Group.  These reporting units are identical to the operating segments; Sporting Goods and Information Security and Print Finishing, respectively.  Of the total recorded goodwill of $13.1 million at December 28, 2013, the entire amount was allocated to the Escalade Sports reporting unit.  The results of the qualitative impairment assessment of the Escalade Sports reporting unit indicated that the fair value of the invested capital exceeded the carrying value of the invested capital as of December 28, 2013.

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

Non-Marketable Equity Method Investments
The Company has minority equity positions in companies strategically related to the Company’s business, but does not have control over these companies. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income (loss) is recorded in other income on the consolidated statements of operations. The proportionate share of net income was $2.9 million, $3.0 million and $3.3 million in 2013, 2012 and 2011, respectively. Total cash dividends received from these equity investments amounted to $617 thousand, $444 thousand, and $323 thousand in 2013, 2012 and 2011, respectively. The Company considers whether the fair values of any of its equity investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value.

During 2013, the decision was made to cease operations and liquidate Escalade International, Ltd.  Losses incurred include shutdown costs. As a result, the Company’s 50% portion of net loss for Escalade International, Ltd. for 2013 ($343) thousand and is included in other income on the Company’s statements of operations.

During 2012, one equity method investment, Escalade International, Ltd. performed below expectations, and this entity encountered unexpected attrition of certain significant customers as of the end of the third quarter 2012.  Due to these events, the Company evaluated the economic and strategic benefits of continuing to hold this investment.  Based on the review performed as of October 6, 2012, the Company determined that the fair value of this investment was less than its carrying value and that this impairment was other than temporary.  As a result, the Company recognized other than temporary impairment of $382 thousand.  There was no impairment loss recognized on equity method investments in 2011.

Effect of Inflation

The Company cannot accurately determine the precise effects of inflation.  The Company attempts to pass on increased costs and expenses through price increases when necessary.  The Company is working on reducing expenses; improving manufacturing technologies; and redesigning products to keep these costs under control.

Capital Expenditures

As of December 28, 2013, the Company had no material commitments for capital expenditures. However, we intend to continue the implementation of the integrated information system at our remaining locations.   Costs in 2014 are expected to be approximately $0.8 million for this project. The Company adopted a phased implementation of the integrated information system to minimize the risk of business interruption.  The implementation began in 2011and to date the Wabash, Indiana, Raleigh, North Carolina, Rosario, Mexico and Markdorf, Germany sites are fully operational on the new system.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. The Company attempts to minimize these risks through regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. During fiscal 2013, there were no derivatives in use.  The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

Interest Rates
The Company’s exposure to market-rate risk for changes in interest rates relates primarily to its revolving variable rate bank debt which is based on both LIBOR and EURIBOR interest rates. A hypothetical 1% or 100 basis point change in interest rates would not have a significant effect on our consolidated financial position or results of operation.

Foreign Currency
The Company conducts business in various countries around the world and is therefore subject to risks associated with fluctuating foreign exchange rates. Approximately 12% of consolidated revenue is derived from sales outside of the U.S. This revenue is generated from the operations of the Company’s subsidiaries in their respective countries and surrounding geographic areas and is primarily denominated in each subsidiary’s local functional currency. These subsidiaries incur most of their expenses (other than inter-company expenses) in their local functional currency and include the Euro, Great Britain Pound Sterling, South Africa Rand, Swedish Krona, Mexican Peso and Chinese Yuan.

The geographic areas outside the United States in which the Company operates are generally not considered to be highly inflationary. Nonetheless, the Company’s foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain inter-company transactions that are denominated in currencies other than the respective functional currency. Operating results as well as assets and liabilities are also subject to the effect of foreign currency translation when the operating results, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. The unrealized effect of foreign currency translation in 2013 resulted in a $0.8 million gain that was recorded in stockholders’ equity as an increase of other comprehensive income, compared to a $0.8 million gain that was recorded in stockholders’ equity as an increase in other comprehensive income in 2012, and a $0.6 million loss in 2011. At December 28, 2013, a hypothetical change of 10% in foreign currency exchange rates would cause a $2.6 million change to stockholders’ equity on our consolidated balance sheet and a $98 thousand change to net income in our consolidated statement of operations.

The Company and its subsidiaries conduct substantially all their business in their respective functional currencies to avoid the effects of cross-border transactions. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs such as matching assets and liabilities in the same currency. Such programs reduce, but do not entirely eliminate, the impact of currency exchange rate changes. The Company has evaluated the use of currency exchange hedging financial instruments but has determined that it would not use such instruments under the current circumstances. Historical trends in currency exchanges indicate that it is reasonably possible that adverse changes in exchange rates of 20% for the Euro could be experienced in the near term. A hypothetical adverse change of 20% would have resulted in a decline of 1.9% in net revenues and a 2.0% decrease in net income in 2013.

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

The management of Escalade assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2013.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (published in 1992) and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls.  Based on this assessment, management believes that, as of December 28, 2013, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2013. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 22, 2014 under the captions “Certain Beneficial Owners,” “Election of Directors,” “Executive Officers of the Registrant,” “Board of Directors, Its Committees, Meetings and Functions,” and “Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11— EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 22, 2014 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of Compensation Committee” and “Executive Compensation” and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appears under the caption  “Report of Compensation Committee” is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 22, 2014 under the captions “Certain Beneficial Owners” and “Election of Directors” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders (1)	639,950	$5.09	1,241,878
Equity compensation plans not approved by security holders	—	—	—
Total	639,950		1,241,878

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

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on April 22, 2014 under the captions “Election of Directors” and “Board of Directors, Its Committees, Meetings and Functions” and is incorporated herein by reference. The information required by Item 404 of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 22, 2014 under the caption “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 22, 2014 under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

Part IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as a part of this report:

(1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated financial statements of Escalade, Incorporated and subsidiaries:
Consolidated balance sheets—December 28, 2013 and December 29, 2012
Consolidated statements of operations—fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011
Consolidated statements of comprehensive income (loss)—fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011
Consolidated statements of stockholders’ equity—fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011
Consolidated statements of cash flows—fiscal years ended December 28, 2013, December 31, 2011, and December 31, 2011
Notes to consolidated financial statements

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

10.11	Fourth Amendment dated as of March 1, 2010 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (m)
10.12	Fifth Amendment dated as of April 15, 2010 to Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (o)
10.13	Sixth Amendment to Credit Agreement dated as of May 31, 2010 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (p)
10.14	Overdraft Facility by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A., London Branch (p)
10.15	Seventh Amendment to Credit Agreement dated as of April 14, 2011 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (r)
10.16	Eighth Amendment to Credit Agreement dated as of May 4, 2012 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (s)
10.17	Ninth Amendment to Credit Agreement dated as of April 2, 2013 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (v)
10.18	Tenth Amendment to Credit Agreement dated as of July 29, 2013 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (w)
10.19	First Amended and Restated Credit Agreement dated as of August 27, 2013 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (x)
10.20	First Amendment dated as of November 13, 2013 to First Amended and Restated Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (y)

(4)	Executive Compensation Plans and Arrangements
	10.17	Incentive Compensation Plan for Escalade, Incorporated and its subsidiaries (a)
	10.18	1997 Director Stock Compensation and Option Plan (d)
	10.19	1997 Incentive Stock Option Plan (d)
	10.20	1997 Director Stock Compensation and Option Plan Certificate (f)
	10.21	1997 Incentive Stock Option Plan Certificate (f)
	10.22	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants pursuant to the Escalade Incorporated 2007 Incentive Plan (g)
	10.23	Escalade, Incorporated schedule of Directors Compensation
	10.24	Escalade, Incorporated schedule of Executive Officers Compensation
	10.25	Form of Stock Option Award Agreement utilized in Stock Option grants to employees pursuant to the Escalade, Incorporated 2007 Incentive Plan (q)
	10.26	Form of Stock Option Award Agreement utilized in Stock Option grants to Directors pursuant to the Escalade, Incorporated 2007 Incentive Plan (q)
	10.27	Escalade Incorporated 2007 Incentive Plan, as amended, incorporated by reference herein from Annex 1 and 2 to the Registrant’s 2012 Definitive Proxy Statement (t)
	10.28	Executive Severance agreement, dated September 14, 2012 between Robert Keller and Escalade, Inc. (u)
	10.29	Executive Severance agreement, dated November 22, 2013 between Robert Keller and Escalade, Inc. (z)

	21	Subsidiaries of the Registrant
	23.1	Consent of BKD, LLP
	23.2	Consent of FALK GmbH & Co KG
	31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
	31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
	32.1	Chief Executive Officer Section 1350 Certification
	32.2	Chief Financial Officer Section 1350 Certification

(a)	Incorporated by reference from the Company’s Form S-2 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987
(b)	Incorporated by reference from the Company's 2007 First Quarter Report on Form 10-Q
(c)	Incorporated by reference from the Company's 1995 Annual Report on Form 10-K
(d)	Incorporated by reference from the Company's 1997 Proxy Statement
(e)	Incorporated by reference from the Company's 1998 Third Quarter Report on Form 10-Q
(f)	Incorporated by reference from the Company's 2004 Annual Report on Form 10-K
(g)	Incorporated by reference from the Company's Form 8-K filed on February 29, 2008
(h)	Incorporated by reference from the Company's Form 8-K filed on May 6, 2009
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

(j)	Incorporated by reference from the Company’s Form 8-K filed on July 30, 2009
(k)	Incorporated by reference from the Company’s Form 8-K filed on September 30, 2009
(l)	Incorporated by reference from the Company's 2009 Third Quarter Report on Form 10-Q
(m)	Incorporated by reference from the Company’s Form 8-K filed on March 2, 2010
(n)	Incorporated by reference from the Company’s 2010 Second Quarter Report on Form 10-Q filed on August 2, 2010
(o)	Incorporated by reference from the Company’s 2010 First Quarter Report on Form 10-Q filed on April 16, 2010
(p)	Incorporated by reference from the Company’s Form 8-K filed on June 4, 2010
(q)	Incorporated by reference from the Company’s 2009 Annual Report on Form 10-K filed on March 5, 2010
(r)	Incorporated by reference from the Company’s Form 8-K filed on April 20, 2011
(s)	Incorporated by reference from the Company’s Form 8-K filed on May 7, 2012
(t)	Incorporated by reference from the Company’s 2012 Proxy Statement
(u)	Incorporated by reference from the Company’s Form 8-K filed on September 19, 2012
(v)	Incorporated by reference from the Company’s Form 8-K filed on April 2, 2013
(w)	Incorporated by reference from the Company’s Form 8-K filed on July 29, 2013
(x)	Incorporated by reference from the Company’s Form 8-K filed on August 28, 2013
(y)	Incorporated by reference from the Company’s Form 8-K filed on November 14, 2013
(z)	Incorporated by reference from the Company’s Form 8-K filed on November 25, 2013

Escalade, Incorporated and Subsidiaries

Index to Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants’ Reports are submitted herewith:

Reports of Independent Registered Public Accounting Firms

Audit Committee, Board of Directors and Stockholders
Escalade, Incorporated
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated (Company) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 28, 2013. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2013, 2012 and 2011 financial statements (consisting of the balance sheet and related statement of operations) of Martin Yale International, GmbH, a wholly-owned subsidiary, which statements were presented on the basis of accounting principles generally accepted in Germany and reflect total assets of $12,102, $13,194 and $16,146 and net sales of $15,000, $15,226 and $20,366 (dollars in thousands) for 2013, 2012 and 2011, respectively, included in the related consolidated financial statement amounts as of and for the years ended December 28, 2013, December 29, 2012, and December 31, 2011. Those balance sheets and statements of operations for Martin Yale International, GmbH, are based solely on the reports of the other accountants.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2013 and December 29, 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP
Evansville, Indiana
February 25, 2014

FALK & Co

Reports of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Intimus International GmbH,
(formerly Martin Yale International GmbH)
Markdorf/Germany

We have audited the accompanying balance sheet of Intimus International GmbH (formerly Martin Yale International GmbH), Markdorf/Germany (the Company) as of December 31, 2013 and December 31, 2012 and the related statement of income for each of the three years in the three-year period ended December 31, 2013. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and December 31, 2012 and the result of its operations for each of the three years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in Germany.

/s/ FALK GmbH & Co KG
Wirtschaftsprüfungsgesellschaft
Steuerberatungsgesellschaft

Heidelberg/Germany,
February 25, 2014

Escalade, Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 28,	December 29,
All Amounts in Thousands Except Share Information	2013	2012

Assets
Current assets
Cash and cash equivalents	$2,346	$2,544
Time deposits	1,700	1,200
Receivables, less allowances of $1,321 and $1,096	43,751	33,496
Inventories	28,307	30,864
Prepaid expenses	2,039	1,308
Deferred income tax benefit	2,220	1,553
Prepaid income tax	853	—
Total current assets	81,216	70,965

Property, plant and equipment, net	14,958	12,281
Intangible assets	12,753	12,919
Goodwill	13,113	12,017
Investments	19,786	17,487
Other assets	148	71
Total assets	$141,974	$125,740

Liabilities and Stockholders' Equity
Current liabilities
Notes payable	$21,700	$17,070
Current portion of long-term debt	1,563	2,000
Trade accounts payable	2,483	3,946
Accrued liabilities	17,933	15,274
Income tax payable	—	19
Total current liabilities	43,679	38,309

Long-term debt	4,946	3,500
Deferred income tax liability	5,394	3,474
Total liabilities	54,019	45,283

Commitments and contingencies	—	—

Stockholders' equity
Preferred stock
Authorized: 1,000,000 shares, no par value, none issued
Common stock
Authorized: 30,000,000 shares, no par value
Issued and outstanding: 2013 —13,656,557 shares, 2012—13,427,339 shares	13,657	13,427
Retained earnings	69,379	62,937
Accumulated other comprehensive income	4,919	4,093
Total stockholders’ equity	87,955	80,457
Total liabilities and stockholders’ equity	$141,974	$125,740

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries
Consolidated Statements of Operations

	Years Ended
	December 28,	December 29,	December 31,
All Amounts in Thousands Except Per Share Data	2013	2012	2011

Net Sales	$163,677	$147,589	$134,250

Costs, Expenses and Other Income
Cost of products sold	113,349	103,174	92,541
Selling, administrative and general expenses	33,450	31,370	35,942
Goodwill and intangible asset impairment charges	—	13,384	—
Amortization	2,381	2,246	1,596

Operating Income (Loss)	14,497	(2,585)	4,171

Interest expense	738	602	693
Other (income)	(2,929)	(3,031)	(3,397)
Equity method investment impairment	—	382	—

Income (Loss) Before Income Taxes	16,688	(538)	6,875

Provision for Income Taxes	6,883	4,392	2,434

Net Income (Loss)	$9,805	$(4,930)	$4,441

Earnings Per Share Data
Basic earnings (loss) per share	$0.73	$(0.37)	$0.35
Diluted earnings (loss) per share	$0.72	$(0.37)	$0.33

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended
	December 28,	December 29,	December 31,
All Amounts in Thousands Except Per Share Data	2013	2012	2011

Net Income (Loss)	$9,805	$(4,930)	$4,441

Foreign currency translation adjustment	826	760	(588)

Comprehensive Income (Loss)	10,631	(4,170)	3,853

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries
Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
All Amounts in Thousands	Shares	Amount	Earnings	Income	Total

Balances at December 25, 2010	12,780	$12,780	$70,329	$3,921	$87,030

Other comprehensive loss				(588)	(588)
Net income			4,441		4,441
Expense of stock options			548		548
Exercise of stock options	57	57	69		126
Settlement of restricted stock units	20	20	(20)		—
Dividends declared			(4,138)		(4,138)
Stock issued to directors as compensation	27	27	119		146

Balances at December 31, 2011	12,884	$12,884	$71,348	$3,333	$87,565

Other comprehensive income				760	760
Net loss			(4,930)		(4,930)
Expense of stock options			574		574
Exercise of stock options	504	504	(63)		441
Settlement of restricted stock units	3	3	(3)		—
Dividends declared			(4,150)		(4,150)
Stock issued to directors as compensation	36	36	161		197

Balances at December 29, 2012	13,427	$13,427	$62,937	$4,093	$80,457

Other comprehensive income				826	826
Net income			9,805		9,805
Expense of stock options			557		557
Exercise of stock options	184	184	452		636
Settlement of restricted stock units	17	17	(17)		—
Tax benefit from settlement of stock compensation			110		110
Dividends declared			(4,622)		(4,622)
Stock issued to directors as compensation	29	29	157		186

Balances at December 28, 2013	13,657	$13,657	$69,379	$4,919	$87,955

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
All Amounts in Thousands	December 28, 2013	December 29, 2012	December 31, 2011
Operating Activities
Net income (loss)	$9,805	$(4,930)	$4,441
Reconciling adjustments:
Depreciation and amortization	4,618	4,322	8,772
Goodwill and intangible asset impairment charges	—	13,384	—
Equity method investment impairment charges	—	382	—
Provision for doubtful accounts	218	151	(271)
Stock option expense	557	574	548
Equity in net income of joint venture investments	(2,934)	(2,998)	(3,328)
Deferred income taxes	1,254	503	863
Loss (gain) on disposals of assets	30	66	(355)
Changes in
Accounts receivable	(10,370)	(6,691)	(1,148)
Inventories	5,449	(1,731)	(6,302)
Prepaids	(400)	42	(249)
Other assets	35	(166)	82
Income tax payable	(874)	863	288
Accounts payable and accrued expenses	1,002	2,343	(1,083)
Net cash provided by operating activities	8,390	6,114	2,258
Investing Activities
Purchase of property and equipment	(2,355)	(2,423)	(2,375)
Acquisitions	(6,485)	(1,250)	—
Net (purchase) sale of short-term time deposits	(500)	(250)	300
Dividends received from equity method investments	617	444	323
Proceeds from sale of property and equipment	1	16	3,428
Net cash (used in) provided by investing activities	(8,722)	(3,463)	1,676
Financing Activities
Dividends paid	(4,622)	(5,076)	(3,212)
Net increase (decrease) in overdraft facility	(2,452)	203	662
Net increase in notes payable	4,345	1,920	3,293
Proceeds from exercise of stock options	636	441	126
Proceeds from restated credit agreement	1,000	—	—
Reduction of long-term debt	446	(1,500)	(2,500)
Tax benefit from settlement of stock compensation	110	—	—
Director stock compensation	186	197	146
Net cash (used in) financing activities	(351)	(3,815)	(1,485)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	485	(113)	(164)
Increase (Decrease) in Cash and Cash Equivalents	(198)	(1,277)	2,285
Cash and Cash Equivalents, Beginning of Year	2,544	3,821	1,536
Cash and Cash Equivalents, End of Year	$2,346	$2,544	$3,821
Supplemental Cash Flows Information
Interest paid	$809	$640	$683
Income taxes paid	$4,546	$3,364	$1,316
Seller note issued in purchase of real estate	$2,300	—	—
Dividends payable	-	-	$926

See notes to consolidated financial statements.

Note 1 —   Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
Escalade, Incorporated and its wholly-owned subsidiaries (Escalade, the Company, we, us or our) are engaged in the manufacture and sale of sporting goods and information security and print finishing products.  The Company is headquartered in Evansville, Indiana and has manufacturing facilities in the United States of America, Mexico and Germany.  The Company sells products to customers throughout the world.

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

Fiscal Year End
The Company’s fiscal year is a 52 or 53 week period ending on the last Saturday in December.  Fiscal year 2013 was 52 weeks long, ending on December 28, 2013.  Fiscal year 2012 was 52 weeks long, ending on December 29, 2012.  Fiscal year 2011 was 53 weeks long, ending on December 31, 2011.

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

Inventories
Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less.  Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower of cost or market. This inventory valuation reserve totaled $2.1 million and $2.1 million at fiscal year-end 2013 and 2012, respectively.  Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

In Thousands	2013	2012

Raw materials	$7,308	$8,330
Work in process	4,151	4,247
Finished goods	16,848	18,287
	$28,307	$30,864

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

In Thousands	2013	2012

Land	$3,176	$1,805
Buildings and leasehold improvements	18,905	17,719
Machinery and equipment	26,161	24,267
Total cost	48,242	43,791
Accumulated depreciation and amortization	(33,284)	(31,510)
	$14,958	$12,281

The Company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets.  Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets.  No asset impairment was recognized during the years ended 2013, 2012, or 2011.

Investments
Investments are composed of the following:

In Thousands	2013	2012

Non-marketable equity investments (equity method)	$19,786	$17,487

Non-Marketable Equity Investments:  The Company has minority equity positions in companies strategically related to the Company’s business, but does not have control over these companies. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized.   Under the equity method, the Company’s proportionate share of net income (loss) is recorded in other income on the consolidated statement of operations. The proportionate share of net income was $2.9 million, $3.0 million and $3.3 million in 2013, 2012 and 2011, respectively. Total cash dividends received from these equity investments amounted to $617 thousand, $444 thousand, and $323 thousand in 2013, 2012 and 2011, respectively. The Company considers whether the fair value of any of its equity investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value.

During 2013, the decision was made to cease operations and liquidate Escalade International, Ltd.  Losses incurred include shutdown costs. As a result, the Company’s 50% portion of net loss for Escalade International, Ltd. for 2013 ($343) thousand and is included in other income on the Company’s statements of operations.

During 2012, Escalade International, Ltd. performed below expectations, and this entity encountered unexpected attrition of certain significant customers as of the end of the third quarter 2012.  Due to these events, the Company evaluated the economic and strategic benefits of continuing to hold this investment.  Based on the review performed as of October 6, 2012, the Company determined that the fair value of this investment was less than its carrying value and that this impairment was other than temporary.  As a result, the Company recognized other than temporary impairment of $382 thousand.  There was no impairment loss recognized on equity method investments in 2011.

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over fair value of net tangible and identifiable intangible assets of acquired businesses.  Intangible assets consist of patents, consulting agreements, non-compete agreements, customer lists, and trademarks.  Goodwill and trademarks are deemed to have indefinite lives and are not amortized, but are subject to impairment testing annually in accordance with guidance included in FASB ASC 350, Intangibles – Goodwill and Other.  Other intangible assets are amortized using the straight-line method over the following lives:  consulting agreements, the life of the agreement; customer lists, 5 years; non-compete agreements, the lesser of the term or 5 years; and patents, the lesser of the remaining life or 5 to 9 years.

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in FASB ASC 350, Intangibles – Goodwill and Other.  A qualitative assessment is first performed to determine if the fair value of the reporting unit is "more likely than not" less than the carrying value.  If so, we proceed to step one of the two-step goodwill impairment test, in which the fair value of the reporting unit is compared to its carrying value. If not, then performance of the second step of the goodwill impairment test is not necessary.  If the carrying value of goodwill exceeds the implied estimated fair value calculated in the second step, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.

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

Based on this continuing trend, the earnings forecast for the next five years was revised resulting in a goodwill impairment loss of $13.2 million in the third quarter.  In addition, the Company recorded an intangible asset impairment for this segment related to other intangibles of $0.2 million.  The goodwill impairment loss reduced to zero the carrying value of goodwill recorded as part of various acquisitions in the Information Security and Print Finishing segment for purchases from 2003 through 2008.  No impairment was recognized on goodwill or intangible assets in 2011.

Employee Incentive Plan
During 2007, the Company replaced two stock-based compensation plans with a new incentive plan explained in Note 10.  The Company accounts for this plan under the recognition and measurement principles of FASB ASC 718, Equity Based Payments.
Foreign Currency Translation
The functional currency for the foreign operations of Escalade is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income in the Consolidated Statements of Stockholders’ Equity and are excluded from net income (loss). Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Operations and were insignificant in fiscal years 2013, 2012, and 2011.

Cost of Products Sold
Cost of products sold is comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Other Income
The components of Other Income are as follows:

In Thousands	2013	2012	2011

Income from non-marketable equity investments accounted for on the equity method	$2,934	$2,998	$3,328
Royalty income from patents	—	29	66
Other	(4)	4	3
	$2,929	$3,031	$3,397

Provision for Income Taxes
Income tax in the consolidated statement of operations includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Research and Development
Research and development costs are charged to expense as incurred.  Research and development costs incurred during 2013, 2012 and 2011 were approximately $1.8 million, $1.6 million, and $1.4 million, respectively.

Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

New Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.

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

Product Warranty
The Company provides limited warranties on certain of its products, for varying periods.  Generally, the warranty periods range from 90 days to one year. However, some products carry extended warranties of seven-year, ten-year, and lifetime warranties.  The Company records an accrued liability and reduction in sales for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims.  Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and sales in the current year.  Changes in product warranty were as follows:

In Thousands	2013	2012	2011

Beginning balance	$1,308	$869	$656
Additions	1,045	1,524	1,087
Deductions	(1,378)	(1,085)	(874)
Ending balance	$975	$1,308	$869

Inventory Valuation Reserves
The Company evaluates inventory for obsolescence and excess quantities based on demand forecasts based on  specified time frames; usually one year. The demand forecast is based on historical usage, sales forecasts and current as well as anticipated market conditions. All amounts in excess of the demand forecast are deemed to be excess or obsolete and a reserve is established based on the anticipated net realizable value. Changes in inventory valuation reserves were as follows:

In Thousands	2013	2012	2011

Beginning balance	$2,100	$1,556	$1,839
Additions	1,019	929	458
Deductions	(1,008)	(385)	(741)
Ending balance	$2,111	$2,100	$1,556

Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Accounts receivable are ordinarily due between 30 and 60 days after the issuance of the invoice.  Accounts are considered delinquent when more than 90 days past due.  Delinquent receivables are reserved or written off based on individual credit evaluation and specific circumstances of the customer. Changes in allowance for doubtful accounts were as follows:

In Thousands	2013	2012	2011

Beginning balance	$1,096	$938	$1,204
Additions	639	450	1,125
Deductions	(414)	(292)	(1,391)
Ending balance	$1,321	$1,096	$938

Customer Allowances
Customer allowances are common practice in the industries in which the Company operates.  These agreements are typically in the form of advertising subsidies, volume rebates and catalog allowances and are accounted for as a reduction to gross sales. The Company reviews such allowances on an ongoing basis and accruals are adjusted, if necessary, as additional information becomes available.  Changes in customer allowances were as follows:

In Thousands	2013	2012	2011

Beginning balance	$2,681	$2,605	$2,398
Additions	6,363	6,712	5,762
Deductions	(5,759)	(6,636)	(5,555)
Ending balance	$3,285	$2,681	$2,605

Note 3 —   Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands	2013	2012

Employee compensation	$6,669	$5,972
Customer related allowances and accruals	6,128	4,695
Other accrued items	5,136	4,607
	$17,933	$15,274

Note 4 —   Operating Leases

The Company leases warehouse and office space under non-cancelable operating leases that expire at various dates through 2017.  Terms of the leases, including renewals, taxes, utilities, and maintenance, vary by lease.  Total rental expense included in the results of operations relating to all leases was $1.2 million in 2013, and $1.5 million in 2012, and 2011.

At December 28, 2013, minimum rental payments under non-cancelable leases with terms of more than one year were as follows:

In Thousands	Amount

2014	$831
2015	451
2016	200
2017	43
Thereafter	22
$1,547

 Note 5 —   Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

	2013		2012
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$24,356	$17,730	$23,306	$15,487
Consulting agreements	976	976	976	976
Non-compete agreements	2,652	2,243	2,347	2,174
Customer list	2,621	1,952	1,989	1,820
Trademarks	5,171	122	4,880	122
	$35,776	$23,023	$33,498	$20,579

Amortization expense was $2.4 million, $2.2 million and $1.6 million for 2013, 2012 and 2011, respectively.

Estimated future amortization expense for each reporting segment is summarized in the following table:

In Thousands	2014	2015	2016	2017	2018	Thereafter

Sporting Goods	$2,479	$2,440	$1,249	$469	$244	$822
Information Security and Print Finishing	—	—	—	—	—	—
	$2,479	$2,440	$1,249	$469	$244	$822

 All goodwill is allocated to the operating segments of the business.  The changes in the carrying amount of goodwill were:
In Thousands	Sporting Goods	Information Security and Print Finishing	Total

Balance at December 31, 2011	$12,017	$13,268	$25,285
Impairment losses	—	(13,187)	(13,187)
Foreign currency translation adjustment	—	(81)	(81)
Balance at December 29, 2012	12,017	—	12,017
Acquisition	1,096	—	1,096
Balance at December 28, 2013	$13,113	$—	$13,113

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in FASB ASC 350, Intangibles – Goodwill and Other.  A qualitative assessment is first performed to determine if the fair value of the reporting unit is "more likely than not" less than the carrying value.  If so, we proceed to step one of the two-step goodwill impairment test, in which the fair value of the reporting unit is compared to its carrying value. If not, then performance of the second step of the goodwill impairment test is not necessary.  If the carrying value of goodwill exceeds the implied estimated fair value calculated in the second step, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.
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
Based on this trend, the earnings forecast for the next five years was revised resulting in a goodwill impairment loss of $13.2 million in 2012.  In addition, the Company recorded an intangible asset impairment for this segment related to other intangibles of $0.2 million in 2012.  The goodwill impairment loss reduced to zero the carrying value of goodwill recorded as part of various international acquisitions in the Information Security and Print Finishing segment for purchases from 2003 through 2008.

Note 6 —   Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga).  The joint venture is accounted for under the equity method of accounting.  Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products.  Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective year-end for balance sheet amounts and using average exchange rates for income statement amounts.  Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below.  The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes.  The effect on Stiga’s net assets resulting from the amortization of goodwill for the years ended 2013 and 2012 are addbacks of $13.1 million and $11.4 million, respectively.  These net differences are comprised of cumulative goodwill adjustments of $18.3 million offset by the related cumulative tax effect of $5.2 million as of December 28, 2013 and cumulative goodwill adjustments of $16.0 million offset by the related cumulative tax effect of $4.6 million as of December 29, 2012. The income statement impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 are to increase total Stiga net income by approximately $1.8 million, $1.7 million, and $1.6 million, respectively.

In addition, the Company has a 50% interest in Neoteric Industries Inc. in Taiwan. The income and assets of Neoteric have no material impact on the Company’s financial reporting. During 2013, the Company also had a 50% interest in Escalade International Ltd. that was a sporting goods wholesaler, specializing in fitness equipment.  The decision was made during 2013 to cease operations and liquidate Escalade International, Ltd.  Losses incurred include shutdown costs. As a result, the Company’s 50% portion of net loss for Escalade International, Ltd. for 2013 was ($343) thousand and is included in other income on the Company’s statements of operations.  The Company’s 50% portion of net income (loss) for Escalade International for the years ended December 29, 2012, and December 31, 2011 was ($137) thousand, and ($103) thousand respectively, and is included in other income on the Company’s statements of operations.  Additional information regarding these entities is considered immaterial and has not been included in the combined totals listed below.

During 2012, Escalade International, Ltd. performed below expectations, and the entity encountered unexpected attrition of certain significant customers through the end of the third quarter 2012.  Due to these events, the Company evaluated the economic and strategic benefits of continuing to hold this investment.  Based on the review as of October 6, 2012, the Company determined that the fair value of this investment was less than its carrying value and that this impairment was other than temporary.  As a result, the Company recognized other than temporary impairment of $382 thousand.

In accordance with Rule 8-03(b)(3) of Regulation S-X, summarized financial information for Stiga Sports AB balance sheets as of December 31, 2013 and 2012, and statements of operations for the years ended December 31, 2013, 2012 and 2011 is as follows:

In Thousands	2013	2012

Current assets	$31,399	$28,538
Non-current assets	8,967	8,065
Total assets	40,366	36,603

Current liabilities	10,019	10,850
Non-current liabilities	4,893	4,487
Total liabilities	14,912	15,337

Net assets	$25,454	$21,266

	2013	2012	2011

Net sales	$48,914	$41,957	$45,588
Gross profit	23,636	20,756	21,746
Net income	4,914	4,534	5,223

 Note 7 —   Borrowings

On November 13, 2013, the Company entered into the First Amendment to its First Amended and Restated Credit Agreement dated August 27, 2013 (Restated Credit Agreement) with its issuing bank, JPMorgan Chase Bank, N.A. (Chase).  Under the terms of the First Amendment to the Restated Credit Agreement, the Lender has increased by $9.0 million the amount available to the Company under its senior revolving credit facility in the maximum amount of now up to $31.0 million.  The Company is required to repay the outstanding principal balance of the senior revolving credit facility, including all accrued and unpaid interest thereon, on the maturity date of August 27, 2016.  The Company may prepay the senior revolving credit facility, in whole or in part, and reborrow prior to the maturity date.

The existing term loan in the principal amount of $5.0 million remains outstanding and the maturity date has been extended by two years to August 27, 2018.  As amended, the Company is required to repay the outstanding principal balance of the term loan, including all accrued and unpaid interest thereon, on August 27, 2018. The Company is required to make repayments of the principal balance of the term loan in equal installments of $250 thousand per calendar quarter, with interest accrued thereon. Principal amounts repaid in respect of the term loan may not be re-borrowed.  In addition, the Euro overdraft facility has been reduced from €2.0 million to €1.0 million. The credit facility and term debt are secured by substantially all assets of the Company.
The First Amendment to the Restated Credit Agreement also revised the definitions of “Fixed Charges” and “Fixed Charge Coverage Ratio” and expressly permitted the Company to complete its acquisition of certain assets of DMI Sports, Inc.
The Restated Credit Agreement allows Escalade to request the issuance of letters of credit of up to $5,000,000, subject to the aggregate undrawn amount of a letter of credit issued by The Bank of New York Trust Company, N.A. for the account of Martin Yale Industries, Inc. Each loan, other than a Eurodollar Borrowing shall bear interest at the Alternate Base Rate plus the Applicable Base Rate. Loans comprising each Eurodollar Borrowing shall bear interest at the Adjusted LIBO Rate for the interest period in effect plus the Applicable Rate. Applicable Rate means the applicable rate per annum set forth below, based upon Escalade’s Funded Debt to Adjusted Ratio as of the most recent determination date:

Funded Debt to Adjusted EBITDA Ratio	Revolving Eurodollar Borrowing	Term Eurodollar Borrowing	ABR Revolving Borrowing	ABR Term Borrowing	Letter of Credit Fee	Commitment Fee
Category 1
Greater than or equal to 2.50 to 1.0	2.50%	2.75%	0.50%	0.75%	2.50%	0.45%
Category 2
Greater than or equal to 2.25 to 1.0 but less than 2.50 to 1.0	2.25%	2.50%	0.25%	0.50%	2.25%	0.40%
Category 3
Greater than or equal to 2.00 to 1.0 but less than 2.50 to 1.0	2.00%	2.25%	0.00%	0.25%	2.00%	0.35%
Category 4
Greater than or equal to 1.75 to 1.0 but less than 2.00 to 1.0	1.75%	2.00%	(0.25)%	0.00%	1.75%	0.30%
Category 5
Less than 1.75 to 1.0	1.50%	1.75%	(0.50)%	(0.25)%	1.50%	0.30%

The Applicable Rate shall be determined as of the end of each quarter based upon the Company’s annual or quarterly consolidated financial statements and shall be effective during the period commencing the date of delivery to the agent.

Indebtedness under the Restated Credit Agreement continues to be collateralized by liens on all of the present and future equity of each of the Company’s domestic subsidiaries and substantially all of the assets of the Company.  In addition, each direct and indirect domestic subsidiary of Escalade has unconditionally guaranteed all of the indebtedness of Escalade arising under the Restated Credit Agreement and has secured its guaranty with a first priority security interest and lien on all of its assets.  The Pledge and Security Agreement dated April 30, 2009 by and between Escalade and Chase, and each Pledge and Security Agreement dated April 30, 2009 by and between each such Escalade subsidiary and Chase continue in full force and effect, as amended by the Master Amendment to Pledge and Security Agreements dated May 31, 2010 entered into by Chase, Escalade and each such subsidiary. The Unlimited Continuing Guaranty dated April 30, 2009 applicable to each of Escalade’s domestic subsidiaries continues in full force and effect without change.

During the first quarter 2013, the Company entered into a seller-financed agreement for the purchase of its formerly leased real estate in Mexico.  The agreement requires sixteen quarterly installments of $156 thousand with a maturity date of November 30, 2016.  The outstanding principal balance as of December 28, 2013 was $1.8 million.

Short-Term Debt
Short-term debt at fiscal year-ends was as follows:

In Thousands	2013	2012

Senior secured revolving credit facility of $31.0 million with a maturity of August 27, 2016. The interest rates at December 29, 2013 ranged between 1.938% and 3.0%.	$19,000	$11,918

Euro overdraft facility of €1.0 million payable on demand. The facility bears an interest rate of LIBOR plus 2.5%.	—	2,452

Short-term debt reclassified from long-term debt	4,263	4,700
	$23,263	$19,070

The weighted average interest rate on short-term debt outstanding at December 28, 2013 and December 29, 2012 was 2.03% and 2.14%, respectively.

Long-Term Debt
Long-term debt at fiscal year-ends was as follows:

In Thousands	2013	2012

Term loan of $5.0 million with a maturity date of August 27, 2018. The interest rate at December 28, 2013, was 2.1875%.	$4,750	$5,500

Mortgage payable (Wabash, Indiana Adjustable Rate Economic Development Revenue Refunding Bonds), annual installments are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, rate at December 28, 2013 is 2.25%, due September 2028, secured by plant facility, machinery and equipment, and a stand-by letter of credit	2,700	2,700

Seller-financed agreement for real estate in Mexico. The agreement requires sixteen quarterly installments of $156 thousand each with a maturity date of November 30, 2016. This agreement has an interest rate of zero percent and is secured by the financed real estate in Mexico.	1,759	-

	9,209	8,200
Portion classified as short-term debt	(4,263)	(4,700)
	$4,946	$3,500

Maturities of long-term debt outstanding at December 28, 2013 are as follows:  $4.3 million in 2014, $1.6 million in 2015, $1.6 million in 2016, $1.0 million in 2017, and $0.7 million in 2018.

Note 8 —   Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

In Thousands	2013	2012	2011

Weighted average common shares outstanding	13,506	13,244	12,849
Dilutive effect of stock options	125	160	562
Weighted average common shares outstanding, assuming dilution	13,631	13,404	13,411

Number of anti-dilutive stock options	271	451	—

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 9 —   Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees.  The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually.  The Company's expense for the plan was $510 thousand, $478 thousand and $331 thousand for 2013, 2012 and 2011, respectively.

Note 10 —   Stock Compensation Plans

In April 2007, Shareholders approved the Escalade, Incorporated 2007 Incentive Plan (2007 Incentive Plan), which is an incentive plan for key employees, directors and consultants with various equity-based incentives as described in the plan document. The 2007 Incentive Plan is a replacement for the 1997 Incentive Stock Option Plan and the 1997 Director Stock Compensation and Option Plan which expired at the end of April 2007. All options issued and outstanding under the expired plans will remain in effect until exercised, expired or forfeited.

The 2007 Incentive Plan is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. Under the original terms of the plan and subject to various restrictions contained in the plan document, the total number of shares of common stock which may be issued pursuant to awards under the Plan may not exceed 2,981,491.

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

The Company issued no restricted stock units to employees or directors in 2013, 2012 and 2011.  The following table presents a summary of non-vested restricted stock units granted to directors as of December 28, 2013:

Number of Shares

Vested but unsettled	33,742

Outstanding restricted stock units as of December 28, 2013	33,742

When vesting is dependent on certain market criteria, the fair value of restricted stock units is determined by the use of Monte Carlo techniques. The market price of the Company’s stock on the grant date is used to value restricted stock units where vesting is not contingent on market criteria.  In 2013, 2012, and 2011 the Company recognized $0, $0, and $35 thousand respectively in compensation expense related to restricted stock units and as of December 28, 2013 and December 29, 2012, there was $0 and $0 respectively, of unrecognized compensation expense related to restricted stock units.

Stock Options
Total compensation expense recorded in the statements of operations for 2013, 2012 and 2011 relating to stock options was $557 thousand, $574 thousand and $548 thousand, respectively.  As of December 28, 2013, there were $738 thousand of total unrecognized compensation costs related to stock options.  These costs are expected to be recognized over a weighted average period of 2.2 years.
During 2013, the Company awarded 37,500 stock options to directors and 120,000 stock options to employees. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2013 stock options awarded to employees have a graded vesting of 25% per year over four years and are subject to forfeiture if on the vesting date the employee is no longer employed.
The following table summarizes option activity for each of the three years ended 2013:

	Incentive Stock Options		Director Stock Options
	Granted	Outstanding	Granted	Outstanding

2013	120,000	559,950	37,500	80,000
2012	200,000	607,875	37,500	85,000
2011	200,000	915,625	37,500	69,024

The fair value of each option grant award is estimated on the grant date using the Black-Scholes-Merton option valuation model using the following assumptions:

	2013	2012	2011

Risk-free interest rates	0.52%	0.84%	1.51%
Dividend yields	5.97%	5.50%	1.84%
Volatility factors of expected market price of common stock	48.79% to 74.05%	95.56% to 110.39%	109.71% to 122.17%
Weighted average expected life of the options	1-4 years	1-4 years	1-4 years

The following table summarizes stock option transactions for the three years ended 2013:

	2013		2012		2011
	Shares	Option Price	Shares	Option Price	Shares	Option Price

Outstanding at beginning of year	692,875	$0.64 to $6.07	984,649	$0.64 to $9.35	929,024	$0.64 to $11.26

Issued during year	157,500	$5.85 to $6.06	237,500	$5.28 to $5.66	237,500	$6.07

Canceled or expired	(27,000)		(25,024)		(125,625)

Exercised during year	(183,425)	$0.64 to $6.07	(504,250)	$0.64 to $2.56	(56,250)	$0.64 to $2.56

Outstanding at end of year	639,950	$0.64 to $6.07	692,875	$0.64 to $6.07	984,649	$0.64 to $9.35

Exercisable at end of year	198,825		192,625		69,399
Weighted-average fair value of options granted during the year	$2.21		$3.12		$4.03

The total intrinsic value of options exercised was $929 thousand, $2.4 million, and $185 thousand for 2013, 2012 and 2011, respectively.

The following table summarizes information about stock options outstanding at December 28, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

$0.64	5,000	0.3 years	$0.64	5,000	$0.64
$2.56	116,750	1.2 years	$2.56	55,625	$2.56
$5.28 - $5.66	198,500	3.2 years	$5.29	59,000	$5.29
$5.85 - $6.06	155,500	4.2 years	$5.86	—	—
$6.07	164,200	2.2 years	$6.07	79,200	$6.07
	639,950			198,825

During the year ended December 28, 2013, the following activity occurred under the Company’s stock option plan:

	Number of Options	Weighted Average Grant- Date Fair Value

Nonvested balance, beginning of year	500,250	$3.02
Granted	157,500	$2.21
Vested	(189,625)	$2.85
Forfeited	(27,000)	$3.21

Nonvested balance, end of year	441,125	$2.79

Note 11 —   Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

In Thousands	2013	2012	2011
Change in foreign currency translation adjustment	$826	$760	$(588)

The components of accumulated other comprehensive income, net of tax, were as follows:

In Thousands	2013	2012	2011
Foreign currency translation adjustment	$4,919	$4,093	$3,333

 Note 12 —   Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands	2013	2012	2011

Income (loss) before taxes:
United States of America (USA)	$19,803	$11,104	$8,481
Non USA	(3,115)	(11,642)	(1,605)
	$16,688	$(538)	$6,875
Provision for taxes:
Current
Federal	$5,060	$3,671	$965
State	560	303	38
International	(26)	83	568
	5,594	4,057	1,571
Deferred
Federal	299	397	163
State	616	15	621
International	374	(77)	79
	1,289	335	863
	$6,883	$4,392	$2,434

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

The provision for income taxes was computed based on financial statement income.  A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands	2013	2012	2011

Income tax at statutory rate	$5,840	$(188)	$2,338
Increase (decrease) in income tax resulting from
State tax expense, net of federal effect	764	509	394
Federal true-ups	(18)	(113)	113
Federal tax credits	(256)	(247)	(159)
Effect of foreign tax rates	(362)	(94)	(370)
Valuation allowances (state and foreign)	1,400	39	448
Goodwill impairment (worldwide)	—	4,684	—
Captive insurance earnings	(390)	(379)	(301)
Incentive stock options	130	152	115
Uncertain tax positions	—	—	(174)
Other	(225)	29	30
Recorded provision for income taxes	$6,883	$4,392	$2,434

The provision for income taxes was computed based on financial statement income.  In accordance with FASB ASC 740, the Company has recorded the following changes in uncertain tax positions:

In Thousands	2013	2012
Balance, beginning of year	$-	$46
Additions for current year tax positions	-	-
Additions for prior year tax positions	-	-
Settlements	-	-
Reductions settlements	-	-
Reductions for prior year tax positions	-	(46)
Balance, end of year	$-	$-

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions.  The Company is subject to future examinations by federal, state and other tax authorities for all years after 2009.

The components of the net deferred tax liabilities are as follows:

In Thousands	2013	2012
Assets
Employee benefits	$308	$59
Valuation reserves	2,458	1,728
Property and equipment	57	233
Stock based compensation	195	178
Federal and state credits	165	865
Net operating loss carry forward	8,632	7,606
Total assets	11,815	10,669

Liabilities
Unrealized equity investment income	(3,157)	(2,555)
Goodwill and intangible assets	(2,708)	(2,668)
Prepaid insurance	(175)	(103)
Total liabilities	(6,040)	(5,326)

Valuation Allowance
Beginning balance	(7,264)	(7,075)
Increase during period	(1,685)	(189)
Ending balance	(8,949)	(7,264)
	$(3,174)	$(1,921)

Deferred tax assets (liabilities) are included in the consolidated balance sheets as follows:

In Thousands	2013	2012
Deferred income tax asset - current	$2,220	$1,553
Deferred income tax asset (liability) – long-term	(5,394)	(3,474)
	$(3,174)	$(1,921)

The Company has state unused net operating losses of approximately $1.4 million. All operating loss carry-forwards expire in various amounts through 2029.  In addition, the Company has foreign unused net operating loss carry-forwards of approximately $28.2 million of which an estimated $27.8 million has been reserved as the Company does not expect to be able to utilize these carryforwards.

Note 13 —   Operating Segment and Geographic Information

The following table presents certain operating segment information.

In Thousands	2013	2012	2011

Sporting Goods
Net revenue	$132,991	$112,599	$96,971
Operating income	18,469	14,160	11,217
Interest expense	170	273	686
Provision for taxes	7,212	5,482	4,529
Net income	11,087	8,433	6,068
Identifiable assets	91,137	77,902	69,324
Non-marketable equity investments (equity method)	—	—	—
Depreciation & amortization	3,844	3,398	2,623
Capital expenditures	2,170	2,065	1,595

Information Security and Print Finishing
Net revenue	30,686	34,990	37,279
Operating income (loss)	(1,687)	(14,628)	71
Interest expense	335	515	445
Provision for taxes	764	543	551
Net loss	(2,790)	(15,683)	(921)
Identifiable assets	23,203	25,578	40,396
Non-marketable equity investments (equity method)	331	323	318
Depreciation & amortization	774	924	974
Capital expenditures	185	358	780

All Other
Net revenue	—	—	—
Operating loss	(2,285)	(2,117)	(7,117)
Interest expense	233	(186)	(438)
Benefit for taxes	(1,093)	(1,633)	(2,646)
Net income (loss)	1,508	2,320	(706)
Identifiable assets	27,634	22,260	20,395
Non-marketable equity investments (equity method)	19,455	17,164	14,079
Depreciation & amortization	—	—	5,175
Capital expenditures	—	—	—

Total
Net revenue	163,677	147,589	134,250
Operating income (loss)	14,497	(2,585)	4,171
Interest expense	738	602	693
Provision for taxes	6,883	4,392	2,434
Net income (loss)	9,805	(4,930)	4,441
Identifiable assets	141,974	125,740	130,115
Non-marketable equity investments (equity method)	19,786	17,487	14,397
Depreciation & amortization	4,618	4,322	8,772
Capital expenditures	2,355	2,423	2,375

Each operating segment is individually managed and has separate financial results that are reviewed by the Company’s management. Each segment contains closely related products that are unique to the particular segment. There were no changes to the composition of segments in 2013. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

During 2013, 2012 and 2011 the Company had one customer which accounted for approximately 16%, 18% and 16%, respectively, of the Company’s total consolidated revenues. No other customer accounted for 10% or more of consolidated total revenues. Within the Sporting Goods segment, this customer accounted for approximately 20%, 23% and 22% of total revenues in 2013, 2012 and 2011, respectively.

As of December 28, 2013 and December 29, 2012 the Company had a significant portion of its total accounts receivable with two customers. These two customers accounted for approximately 24% and 10% of total accounts receivable at December 28, 2013, respectively, and approximately 31% and 10% of total accounts receivable at December 29, 2012, respectively.
As of December 28, 2013, approximately 18 employees of the Company's labor force were covered by a collective bargaining agreement that expires April 30, 2016.

Raw materials for Escalade’s various product lines consist of wood, tempered glass, particle board, standard grades of steel and steel tubing, aluminum, engineering plastics, fiberglass and packaging materials. Escalade relies upon domestic, Mexico, and Asian suppliers for these materials and upon various Asian manufacturers for certain of its game room product needs and other items.

Net sales by geographic region/country were as follows:
In Thousands	2013	2012	2011

North America	$144,296	$127,013	$112,907
Europe	11,805	13,220	12,240
Other	7,576	7,356	9,103
	$163,677	$147,589	$134,250

Net sales are attributed to country based on location of customer and are for continuing operations.

Identified assets by geographic region/country were as follows:
In Thousands	2013	2012	2011

North America	$127,405	$110,977	$105,717
Europe	14,581	14,763	24,398
	$141,986	$125,740	$130,115

Note 14 —  Summary of Quarterly Results

In thousands, except per share data (unaudited)	March 23	July 13	October 5	December 28

2013
Net sales	$31,838	$46,985	$38,482	$46,372
Operating income	3,048	5,337	3,245	2,867
Net income	1,624	2,618	2,513	3,050
Basic earnings per share	$0.12	$0.19	$0.19	$0.23

In thousands, except per share data (unaudited)	March 24	July 14	October 6	December 29

2012
Net sales	$30,565	$42,029	$34,206	$40,789
Operating income (loss)	2,742	2,689	(10,387)	2,371
Net income (loss)	1,576	1,087	(11,503)	3,910
Basic earnings (loss) per share	$0.12	$0.08	$(0.86)	$0.29

 Note 15 —   Acquisitions

All of the Company’s acquisitions have been accounted for using the purchase method of accounting.

2013
In November 2013, the Company acquired substantially all of the business and assets of DMI Sports, Inc. relating to DMI’s indoor games and accessories such as darts, table tennis, game tables, and billiards.  Escalade believes these assets, including the acquired brands and trade names, will complement Escalade’s existing product lines in this category.  Escalade did not acquire the outdoor games business conducted by DMI Sports, which business was retained by DMI Sports.  The total price of $6.1 million was paid in cash and was composed of inventory, goodwill, patented technology, customer lists, trademarks, non-compete, fixed assets and other assets.

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

Note 16 —   Commitments and Contingencies

The Company has obtained a letter of credit for the benefit of a certain mortgage holder.  At December 28, 2013, the balance of the letter of credit was $2.7 million.  It is to be used in the event of a default in either interest or principal payments.

The Company is involved in litigation arising in the normal course of its business.  The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

The Company has entered into various agreements whereby it is required to make royalty and license payments.  At December 28, 2013, the Company had future estimated minimum non-cancelable royalty and license payments as follows:

In Thousands	Amount

2014	$455
2015	455
2016	440
2017	440
2018	375
Thereafter	—
$2,165

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
The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 at December 28, 2013 and December 29, 2012.
	Fair Value Measurements Using
2013 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,346	$2,346	$-	$-
Time deposits	$1,700	$1,700	$-	$-

Financial liabilities
Note payable and Short-term debt	$21,700	$-	$21,700	$-
Current portion of Long-term debt	$1,563	$-	$1,563	$-
Long-term debt	$4,946	$-	$4,946	$-

	Fair Value Measurements Using
2012 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,544	$2,544	$-	$-
Time deposits	$1,200	$1,200	$-	$-

Financial liabilities
Note payable and Short-term debt	$17,070	$-	$17,070	$-
Current portion of Long-term debt	$2,000	$-	$2,000	$-
Long-term debt	$3,500	$-	$3,500	$-

The outstanding balance of the euro overdraft facility is included in Notes payable and Short-term debt.  For the periods ended December 28, 2013 and December 29, 2012, the balance of the euro overdraft facility was zero and $2.5 million, respectively.

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

  Equity Method Investments
For purposes of the impairment analysis of the equity method investment in Escalade International, Ltd, the Company considered the impact of attrition of certain significant customers on future cash flows of this entity as well as expectations regarding future divestiture of the investment.  At the end of the third quarter of 2012 the Company was negotiating to sell its investment to the remaining shareholders of Escalade International, Ltd.  Based on consideration of cash flows related to the potential divestiture, the Company determined that an other than temporary impairment in the amount of  $382 thousand was appropriate.  Consequently, the investment was written down to its estimated fair value of $0.5 million from its carrying value of $0.9 million as of October 6, 2012. Because of the significance of the unobservable inputs and management judgment used in the equity method impairment analysis, this measurement was classified in level three of the valuation hierarchy.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:

/s/ Robert J. Keller	February 25, 2014
Robert J. Keller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert E. Griffin	Chairman and Director	February 25, 2014
Robert E. Griffin

/s/ Edward E. Williams	Director	February 25, 2014
Edward E. Williams

/s/ Richard D. White	Director	February 25, 2014
Richard D. White

/s/ George Savitsky	Director	February 25, 2014
George Savitsky

/s/ Richard Baalmann, Jr.	Director	February 25, 2014
Richard Baalmann, Jr.

/s/ Patrick Griffin	Director	February 25, 2014
Patrick Griffin

/s/ Robert J. Keller	Director and President and Chief Executive	February 25, 2014
Robert J. Keller	Officer (Principal Executive Officer)

/s/ Deborah J. Meinert	Vice President and Chief Financial Officer	February 25, 2014
Deborah J. Meinert	(Principal Financial and Accounting Officer)

