Form 10-Q
period 2014-03-22
ESCALADE INC
filed 2014-04-22
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 22, 2014 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 10, 2014
Common, no par value	13,796,326

1

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

All Amounts in Thousands Except Share Information	March 22, 2014	December 28, 2013	March 23, 2013
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,027	$2,346	$1,913
Time deposits	1,450	1,700	1,950
Receivables, less allowance of $1,314; $1,321; and $969; respectively	31,593	43,751	26,556
Inventories	32,933	28,307	36,894
Prepaid expenses	1,461	2,039	996
Deferred income tax benefit	2,136	2,220	1,587
Prepaid income tax	604	853	--
TOTAL CURRENT ASSETS	73,204	81,216	69,896

Property, plant and equipment, net	14,661	14,958	14,166
Intangible assets	12,186	12,753	12,326
Goodwill	13,113	13,113	12,017
Investments	20,310	19,786	17,418
Other assets	145	148	171
	$133,619	$141,974	$125,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$13,871	$21,700	$14,672
Current portion of long-term debt	1,569	1,563	2,546
Trade accounts payable	4,508	2,483	5,691
Accrued liabilities	13,651	17,933	13,099
Income tax payable	--	--	777
TOTAL CURRENT LIABILITIES	33,599	43,679	36,785

Other Liabilities:
Long-term debt	4,551	4,946	4,620
Deferred income tax liability	5,393	5,394	3,462
TOTAL LIABILITIES	43,543	54,019	44,867

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,786,966; 13,656,557; and 13,458,935; shares respectively	13,787	13,657	13,459
Retained earnings	70,944	69,379	63,653
Accumulated other comprehensive income	5,345	4,919	4,015
	90,076	87,955	81,127
	$133,619	$141,974	$125,994

See notes to Consolidated Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Per Share Data	March 22, 2014	March 23, 2013

Net sales	$34,074	$31,838

Costs, Expenses and Other Income
Cost of products sold	22,718	20,960
Selling, administrative and general expenses	7,251	7,273
Amortization	571	557

Operating Income	3,534	3,048

Interest expense	156	167
Other expense (income)	(189)	38

Income Before Income Taxes	3,567	2,843

Provision for Income Taxes	1,316	1,219

Net Income	$2,251	$1,624

Earnings Per Share Data:
Basic earnings per share	$0.16	$0.12
Diluted earnings per share	$0.16	$0.12

Dividends declared	$0.09	$0.08

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Share Information	March 22, 2014	March 23, 2013

Net income	$2,251	$1,624

Foreign currency translation adjustment	425	(78)

Comprehensive income	$2,676	$1,546

See notes to Consolidated Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands	March 22, 2014	March 23, 2013

Operating Activities:
Net income	$2,251	$1,624
Depreciation and amortization	1,147	1,065
(Gain) Loss on disposal of property and equipment	(1)	6
Stock-based compensation	133	130
Adjustments necessary to reconcile net income to net cash provided by operating activities	6,018	1,606
Net cash provided by operating activities	9,548	4,431

Investing Activities:
Purchase of property and equipment	(279)	(181)
Purchase of short-term time deposits	-	(750)
Proceeds from sale of property and equipment	7	1
Proceeds from disposal of short-term time deposits	250	--
Net cash used by investing activities	(22)	(930)

Financing Activities:
Net decrease in notes payable	(7,828)	(1,707)
Net decrease in overdraft facility	-	(691)
Principal payments on long-term debt	(389)	(634)
Proceeds from exercise of stock options	533	31
Cash dividends paid	(1,244)	(1,084)
Director stock compensation	23	46
Net cash used by financing activities	(8,905)	(4,039)
Effect of exchange rate changes on cash	60	(93)
Net increase (decrease) in cash and cash equivalents	681	(631)
Cash and cash equivalents, beginning of period	2,346	2,544
Cash and cash equivalents, end of period	$3,027	$1,913

Supplemental Cash Flows Information
Dividends payable	$39	$41
Seller note issued in purchase of real estate	-	$2,300

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 28, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2013 filed with the Securities and Exchange Commission.

Note B - Seasonal Aspects

The results of operations for the three month periods ended March 22, 2014 and March 23, 2013 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	March 22, 2014	December 28, 2013	March 23, 2013

Raw materials	$8,122	$7,308	$9,056
Work in progress	5,174	4,151	4,842
Finished goods	19,637	16,848	22,996
	$32,933	$28,307	$36,894

Note D – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the periods ended March 22, 2014 and March 23, 2013 are addbacks to Stiga’s consolidated financial information of $13.8 million and $11.9 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $19.3 million offset by the related cumulative tax effect of $5.5 million as of March 22, 2014 and cumulative goodwill adjustments of $16.6 million offset by the related cumulative tax effect of $4.7 million as of March 23, 2013. The statement of operations impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the periods ended March 22, 2014, and March 23, 2013 are to increase Stiga’s net income by approximately $0.2 million and $0.1 million, respectively. The Company’s 50% portion of net income for Stiga for the periods ended March 22, 2014 and March 23, 2013 was $189 thousand and $69 thousand, respectively, and is included in other income (expense) on the Company’s statements of operations.

In addition, Escalade has a 50% interest in Neoteric Industries Inc. in Taiwan. The income and assets of Neoteric have no impact on the Company’s financial reporting. Additional information regarding Neoteric is considered immaterial and has not been included in the totals listed below.

Summarized financial information for Stiga Sports AB balance sheets as of March 22, 2014, December 28, 2013, and March 23, 2013 and statements of operations for the periods ended March 22, 2014 and March 23, 2013 is as follows:

In thousands	March 22, 2014	December 28, 2013	March 23, 2013

Current assets	$26,775	$31,399	$23,730
Non-current assets	9,444	8,967	8,133
Total assets	36,219	40,366	31,863

Current liabilities	5,498	10,019	6,670
Non-current liabilities	4,991	4,893	3,990
Total liabilities	10,489	14,912	10,660

Net assets	$25,730	$25,454	$21,203

	Three Months Ended
	March 22, 2014	March 23, 2013

Net sales	$5,345	$4,836
Gross profit	2,856	2,563
Net income	93	52

Note E – Fair Values of Financial Instruments

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at March 22, 2014 and March 23, 2013.

		Fair Value Measurements Using
March 22, 2014 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,027	$3,027	$--	$--
Time deposits	$1,450	$1,450	$--	$--

Financial liabilities
Notes payable	$13,871	$--	$13,871	$--
Current portion of Long-term debt	$1,569	$--	$1,569	$--
Long-term debt	$4,551	$--	$4,551	$--

		Fair Value Measurements Using
March 23, 2013 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,913	$1,913	$--	$--
Time deposits	$1,950	$1,950	$--	$--

Financial liabilities
Notes payable	$14,672	$--	$14,672	$--
Current portion of Long-term debt	$2,546	$--	$2,546	$--
Long-term debt	$4,620	$--	$4,620	$--

The outstanding balance of the euro overdraft facility is included in Notes payable. For the periods ended March 22, 2014, December 28, 2013, and March 23, 2013, the balance of the euro overdraft facility was zero, zero, and $1.8 million, respectively.

Note F – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the three months ended March 22, 2014 and pursuant to the 2007 Incentive Plan, in lieu of director fees, the Company awarded to certain directors 1,982 shares of common stock. In addition, the Company awarded 25,000 stock options to directors and 50,000 restricted stock units to employees. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2014 restricted stock units awarded to employees vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company and that the performance criteria related to the market price of the Company’s stock is satisfied. The criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.09 per share by the Company during such four year period. The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted and utilizes the Monte Carlo technique to determine the fair value of restricted stock units granted.

For the three months ended March 22, 2014 and March 23, 2013, the Company recognized stock based compensation expense of $156 thousand and $176 thousand, respectively. At March 22, 2014 and March 23, 2013, respectively, there was $1.2 million and $1.2 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note G - Segment Information

	For the Three Months Ended March 22, 2014
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$27,721	$6,353	$--	$34,074
Operating income (loss)	4,269	211	(946)	3,534
Net income (loss)	2,619	(14)	(354)	2,251
Total assets	$84,242	$22,629	$26,748	$133,619

	For the Three Months Ended March 23, 2013
In thousands	Sporting Goods	Information Security and Print Finishing	Corp.	Total

Revenues from external customers	$25,265	$6,573	$--	$31,838
Operating income (loss)	4,225	(452)	(725)	3,048
Net income (loss)	2,561	(617)	(320)	1,624
Total assets	$79,527	$25,022	$21,455	$125,994

Note H – Dividend Payment

On March 20, 2014, the Company paid a quarterly dividend of $0.09 per common share to all shareholders of record on March 13, 2014. The total amount of the dividend was approximately $1.2 million and was charged against retained earnings.

Note I - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
In thousands	March 22, 2014	March 23, 2013

Weighted average common shares outstanding	13,686	13,447
Dilutive effect of stock options and restricted stock units	255	157
Weighted average common shares outstanding, assuming dilution	13,941	13,604

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2014 and 2013 were 75,000 and 559,250, respectively.

Note J – New Accounting Standards

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 22, 2014, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, that are of significance, or potential significance to the Company.

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

Note K – Commitments and Contingencies

The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and business, the continuation and development of key customer and supplier relationships, Escalade’s ability to control costs, general economic conditions, fluctuation in operating results, changes in foreign currency exchange rates, changes in the securities market, Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing and other risks detailed from time to time in Escalade’s filing with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

Overview

Escalade, Incorporated (Escalade, the Company, we, us or our) manufactures and distributes products for two industries: Sporting Goods and Information Security and Print Finishing. The Sporting Goods segment competes in a variety of categories including indoor recreational games, sports training and archery. Strong brands and on-going product innovation provide diversity for our customer base and adds value to consumers. Information Security and Print Finishing has increasingly focused its strategy on high security data destruction and post-printing document preparation.

Within these industries the Company has successfully built a robust market presence in several niche markets. This strategy is heavily dependent on expanding our customer base, barriers to entry, strong brands, excellent customer service and a commitment to innovation. A key strategic advantage is the Company’s established relationships with major customers that allow the Company to bring new products to market in a cost effective manner while maintaining a diversified portfolio of products to meet the demands of consumers. In addition to strategic customer relations, the Company has substantial manufacturing and import experience that enable it to be a low cost supplier.

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

The Company is currently facing weak demand and increased competition in the Information Security and Print Finishing segment. The operational focus for this segment continues to be expanding its Information Security product and service offerings to assist businesses and governments with their document and information high security needs to secure sensitive customer, employee and business information and to comply with new information privacy laws, rules and regulations. The Company continues to extend the capabilities of its line of shredders to include not only the secure destruction of paper but also the secure destruction and/or de-commissioning of other forms of electronic storage media. The Company also continues to monitor the profitability and explore the overall strategic fit of its Information Security and Print Finishing segment with its overall objectives, product and service offerings.

Management believes that key indicators in measuring the success of these strategies are revenue growth, earnings growth, new product introductions, and the expansion of channels of distribution.

Results of Operations

Consolidated net sales for the first quarter of 2014 were 7% higher compared to the same quarter last year. Operating income for the quarter was $3.5 million compared with $3.0 million in the same quarter last year, an increase of 16%. The increase in operating profits is primarily a result of decreased expenses in the Information Security and Print Finishing segment.

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended
	March 22, 2014	March 23, 2013
Net revenue	100.0%	100.0%
Cost of products sold	66.7%	65.8%
Gross margin	33.3%	34.2%
Selling, administrative and general expenses	21.3%	22.9%
Amortization	1.7%	1.7%
Operating income	10.3%	9.6%

Consolidated Revenue and Gross Margin

Revenues from the Sporting Goods business were up 9.7% for the first quarter of 2014 compared with the same quarter last year. The Company attributes sales increases to new product development, brand marketing and product expansion which have increased consumer demand for our products. Management expects continued growth in the Sporting Goods segment through the remainder of the year; although at a lower growth rate in certain categories than in prior years.

Revenues from the Information Security and Print Finishing business decreased 3.3% for the first quarter of 2014 compared with the same quarter last year. Excluding the effects of changes in the currency exchange rates, revenues decreased 3.1% for the quarter. Declines in revenues were expected as the Company consolidates product offerings and concentrates focus on profitable markets.

The overall gross margin ratio for the first quarter of 2014 was 33.3% compared to 34.2% for the same quarter last year. Gross margins in the Sporting Goods segment decreased to 32.5% for the first quarter of 2014 compared with 33.9% for the same quarter last year due mainly to product mix. Gross margins for the Information Security and Print Finishing segment increased to 36.9% for the first quarter of 2014 compared with 35.3% for the same quarter last year partially resulting from cost cutting measures enacted in the prior year.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) costs decreased as a percent of net sales to 21.3% for the first quarter of 2014, which is lower than the 22.9% experienced in the same quarter last year. A portion of this decrease in expense relates to cost cutting measures implemented in the prior year the Information Security and Print Finishing segment. However, the Company will continue to focus on strategic investments in product development and brand marketing throughout the year.

Provision for Income Taxes

The effective tax rate for the first quarter of 2014 was 36.9% compared to 42.9% for the same quarter last year. The Company experienced a reduction in losses in certain foreign taxing jurisdictions in the first quarter of 2014 as compared to the first quarter of 2013. Losses in these foreign taxing jurisdictions do not offset gains in other foreign taxing jurisdictions which negatively affected the effective tax rate in the first quarter of 2013.

Financial Condition and Liquidity

Total debt at the end of the first three months of 2014 was $20.0 million, a reduction of $8.2 million from December 28, 2013. Cash generated from the decreases in account receivables of $12.2 million from December 28, 2013 were used to reduce debt and pay dividends which resulted in the net decrease in notes payable. The following schedule summarizes the Company’s total debt:

In thousands	March 22, 2014	December 28, 2013	March 23, 2013

Notes payable short-term	$13,871	$21,700	$12,911
Current portion long-term debt	1,569	1,563	2,546
Bank overdraft facility	--	--	1,761
Long term debt	4,551	4,946	4,620
Total	$19,991	$28,209	$21,838

As a percentage of stockholders’ equity, total debt was 22%, 32% and 27% at March 22, 2014, December 28, 2013, and March 23, 2013 respectively.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2014.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

Not Applicable

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 12/29/2013 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
First quarter purchases:
12/29/2013–01/25/2014	None	None	No Change	No Change
01/26/2014-02/22/2014	None	None	No Change	No Change
02/23/2014-03/22/2014	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

On April 22, 2014, the Board of Directors of the Company adopted amendments to Article III, Section 1 “Election and Term” of its Amended By-Laws. The Board has elected that the classes and terms of office of the Company’s Board of Directors shall not be governed by Indiana Code Section 23-1-33-6(c), a provision of the Indiana Business Corporation Law that would, absent this election by the Company’s Board of Directors, require the Company to maintain a classified board of directors. This amendment to the Company’s Amended By-Laws is effective as of July 29, 2009. The Board further amended Article III, Section 1 to implement the annual election of directors commencing at the annual meeting of shareholders that is held in calendar year 2015. A copy of the Amended By-Laws, as amended, is filed as Exhibit 3.2 with this Quarterly Report on Form 10-Q.

Item 6. EXHIBITS

Number	Description
3.1	Articles of Incorporation of Escalade, Incorporated. Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q.
3.2	Amended By-Laws of Escalade, Incorporated, as amended April 22, 2014.
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.
32.1	Chief Executive Officer Section 1350 Certification.
32.2	Chief Financial Officer Section 1350 Certification.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date: April 22, 2014	/s/ Deborah Meinert
Vice President and Chief Financial Officer (On behalf of the registrant and in her capacities as Principal Financial Officer and Principal Accounting Officer)

