Form 10-Q
period 2014-07-12
ESCALADE INC
filed 2014-08-25
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 12, 2014 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 20, 2014
Common, no par value	13,912,374

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

All Amounts in Thousands Except Share Information	July 12, 2014	December 28, 2013	July 13, 2013
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,145	$1,091	$810
Time deposits	1,700	1,700	1,950
Receivables, less allowance of $783; $1,105; and $719; respectively	27,285	38,271	23,872
Inventories	26,321	18,941	26,957
Prepaid expenses	1,520	1,610	657
Deferred income tax benefit	2,394	2,189	1,665
Prepaid income tax	2,750	853	--
Assets held for sale	4,348	16,561	18,582
TOTAL CURRENT ASSETS	67,463	81,216	74,493

Property, plant and equipment, net	10,563	10,635	9,959
Intangible assets	9,712	10,999	10,208
Goodwill	13,242	13,113	12,017
Investments	18,223	19,455	16,201
Other assets	145	86	126
Assets held for sale	--	6,470	6,421
TOTAL ASSETS	$119,348	$141,974	$129,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$8,520	$21,700	$16,930
Current portion of long-term debt	1,580	1,563	2,557
Trade accounts payable	3,735	2,055	3,716
Accrued liabilities	10,716	11,521	8,951
Income tax payable	--	--	747
Liabilities held for sale	5,130	6,840	6,679
TOTAL CURRENT LIABILITIES	29,681	43,679	39,580

Other Liabilities:
Long-term debt	3,758	4,946	3,338
Deferred income tax liability	5,456	5,394	3,742
TOTAL LIABILITIES	38,895	54,019	46,660
Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,909,099; 13,656,557; and 13,497,972; shares respectively	13,909	13,657	13,498
Retained earnings	62,363	69,379	65,442
Accumulated other comprehensive income	4,181	4,919	3,825
TOTAL STOCKHOLDERS' EQUITY	80,453	87,955	82,765
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$119,348	$141,974	$129,425

See notes to Consolidated Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
All Amounts in Thousands Except Per Share Data	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013

Net sales	$38,012	$38,003	$65,733	$63,268

Costs, Expenses and Other Income
Cost of products sold	26,445	25,299	45,157	42,008
Selling, administrative and general expenses	6,879	5,980	11,994	10,497
Amortization	756	717	1,327	1,257

Operating Income	3,932	6,007	7,255	9,506

Interest expense	104	139	191	233
Other expense (income)	(213)	27	(401)	66

Income Before Income Taxes from Continuing Operations	4,041	5,841	7,465	9,207

Provision for Income Taxes from Continuing Operations	1,274	1,990	2,434	3,115

Net Income from Continuing Operations	2,767	3,851	5,031	6,092

Discontinued Operations
Loss from operations	(159)	(783)	(16)	(1,306)
Loss on classification as held for sale	(12,945)	--	(12,945)	--
Gain on disposal	547	--	547	--
Provision (benefit) for income taxes	(1,706)	450	(1,549)	544
Net Loss from Discontinued Operations	(10,851)	(1,233)	(10,865)	(1,850)

Net Income (Loss)	$(8,084)	$2,618	$(5,834)	$4,242

Basic Earnings Per Share Data:
Income from continuing operations	$0.20	$0.29	$0.36	$0.45
Loss from discontinued operations	(0.78)	(0.09)	(0.78)	(0.14)
Net Income (Loss)	$(0.58)	$0.19	$(0.42)	$0.31

Diluted Earnings Per Share Data:
Income from continuing operations	$0.20	$0.28	$0.36	$0.45
Loss from discontinued operations	(0.77)	(0.09)	(0.77)	(0.14)
Net Income (Loss)	$(0.57)	$0.19	$(0.41)	$0.31

Dividends declared	$0.09	$0.08	$0.09	$0.16

See notes to Consolidated Financial Statements.

4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
All Amounts in Thousands Except Share Information	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013

Net Income (Loss)	$(8,084)	$2,618	$(5,834)	$4,242

Foreign currency translation adjustment	(1,163)	(190)	(738)	(268)

Comprehensive Income (Loss)	$(9,247)	$2,428	$(6,572)	$3,974

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
All Amounts in Thousands	July 12, 2014	July 13, 2013

Operating Activities:
Net income (loss)	$(5,834)	$4,242
Impairment of Information Security business	12,678	--
Depreciation and amortization	2,305	1,838

Gain on disposal of property and equipment	(1)	(1)
Stock-based compensation	322	308
Additional discontinued operations activities	(1,244)	54
Adjustments necessary to reconcile net income (loss) to net cash provided by operating activities	3,644	(1,295)
Net cash provided by operating activities	11,870	5,146

Investing Activities:
Purchase of property and equipment	(912)	(986)
Purchase of short-term time deposits	(500)	(1,200)
Acquisitions	(162)	--
Proceeds from sale of property and equipment	7	1
Proceeds from disposal of short-term time deposits	500	450
Discontinued operations activities	4,861	(92)
Net cash provided (used) by investing activities	3,794	(1,827)

Financing Activities:
Net (decrease) increase in notes payable	(13,383)	408
Net increase (decrease) in overdraft facility	203	(549)
Principal payments on long-term debt	(1,170)	(1,904)
Proceeds from exercise of stock options	1,169	96
Cash dividends paid	(2,498)	(2,164)
Director stock compensation	78	93
Net cash used by financing activities	(15,601)	(4,020)
Effect of exchange rate changes on cash	69	53
Net increase (decrease) in cash and cash equivalents	132	(648)
Cash and cash equivalents, beginning of period (includes $1,255 and $1,050 respectively of cash reported as assets held for sale)	2,346	2,544
Cash and cash equivalents, end of period (includes $1,333 and $1,086 respectively of cash reported as assets held for sale)	$2,478	$1,896

Supplemental Cash Flows Information
Dividends payable	$42	$45
Seller note issued in purchase of real estate	-	2,300

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – Except for the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (see Note M), the significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 28, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2013 filed with the Securities and Exchange Commission.

Note B - Seasonal Aspects

The results of operations for the three and six month periods ended July 12, 2014 and July 13, 2013 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	July 12, 2014	December 28, 2013	July 13, 2013

Raw materials	$5,486	$3,317	$4,234
Work in progress	4,286	3,357	4,224
Finished goods	16,549	12,267	18,499
	$26,321	$18,941	$26,957

Additionally, the Company had inventory totaling, $6,785, $9,366 and $12,182 that has been reclassified to assets held for sale at July 12, 2014, December 28, 2013 and July 13, 2013, respectively.

Note D – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the periods ended July 12, 2014 and July 13, 2013 are addbacks to Stiga’s consolidated financial information of $13.8 million and $12.0 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $19.3 million offset by the related cumulative tax effect of $5.5 million as of July 12, 2014 and cumulative goodwill adjustments of $16.8 million offset by the related cumulative tax effect of $4.8 million as of July 13, 2013. The statement of operations impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the periods ended July 12, 2014, and July 13, 2013 are to increase Stiga’s net income by approximately $0.3 million and $0.8 million, respectively. The Company’s 50% portion of net income for Stiga for the periods ended July 12, 2014 and July 13, 2013 was $0.4 million and $0.4 million, respectively, and is included in other income (expense) on the Company’s statements of operations.

Summarized financial information for Stiga Sports AB balance sheets as of July 12, 2014, December 28, 2013, and July 13, 2013 and statements of operations for the three months and six months ended July 12, 2014 and July 13, 2013 is as follows:

	July 12,	December 28,	July 13,
In thousands	2014	2013	2013

Current assets	$25,571	$31,399	$23,118
Non-current assets	8,500	8,967	9,062
Total assets	34,071	40,366	32,180

Current liabilities	6,632	10,019	7,030
Non-current liabilities	4,664	4,893	5,696
Total liabilities	11,296	14,912	12,726

Net assets	$22,775	$25,454	$19,454

	Three Months Ended		Six Months Ended
	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013

Net sales	$11,393	$9,929	$16,738	$14,765
Gross profit	5,490	4,892	8,346	7,455
Net income	295	(48)	388	4

Note E – Notes Payable

On June 30, 2014, the Company and each of its domestic subsidiaries entered into the Second Amendment to its First Amended and Restated Credit Agreement dated August 27, 2013 (“Restated Credit Agreement”) with its issuing bank, JPMorgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the Restated Credit Agreement (collectively, the “Lender”).

Under the terms of the Second Amendment to the Restated Credit Agreement, the Lender permits Escalade to sell assets related to its Print Finishing business held by its subsidiary Martin Yale Industries, Inc. The Second Amendment to the Restated Credit Agreement also permits Escalade and its subsidiaries that are parties to the Restated Credit Agreement to extend up to an additional €1.0 million in credit to Escalade’s German subsidiary, intimus International GmbH.

Note F – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with FASB Accounting Standards Codification (ASC) 740, the Company has recorded the following changes in uncertain tax positions:

Six Months Ended
In thousands	July 12, 2014	July 13, 2013
Beginning balance	$--	$--
Additions for current year tax positions	751	--
Additions for prior year tax positions	--	--
Settlements	--	--
Reductions or settlements	--	--
Reductions for prior year tax positions	--	--
Ending balance	$751	$--

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at July 12, 2014 and July 13, 2013.

		Fair Value Measurements Using
July 12, 2014 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,478	$2,478	$—	$—
Time deposits	$1,700	$1,700	$—	$—

Financial liabilities
Notes payable	$8,520	$—	$8,520	$—
Current portion of Long-term debt	$1,580	$—	$1,580	$—
Long-term debt	$3,758	$—	$3,758	$—

		Fair Value Measurements Using
December 28, 2013 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,346	$2,346	$—	$—
Time deposits	$1,700	$1,700	$—	$—

Financial liabilities
Notes payable	$21,700	$—	$21,700	$—
Current portion of Long-term debt	$1,563	$—	$1,563	$—
Long-term debt	$4,946	$—	$4,946	$—

		Fair Value Measurements Using
July 13, 2013 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,896	$1,896	$—	$—
Time deposits	$1,950	$1,950	$—	$—

Financial liabilities
Notes payable	$16,930	$—	$16,930	$—
Current portion of Long-term debt	$2,557	$—	$2,557	$—
Long-term debt	$3,338	$—	$3,338	$—

The outstanding balance of the euro overdraft facility is included in Notes payable. For the periods ended July 12, 2014, December 28, 2013, and July 13, 2013, the balance of the euro overdraft facility was $0.2 million, zero, and $1.9 million, respectively.

Note H – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the six months ended July 12, 2014 and pursuant to the 2007 Incentive Plan, in lieu of director fees, the Company awarded to certain directors 3,842 shares of common stock. In addition, the Company awarded 25,000 stock options to directors and 50,000 restricted stock units to employees. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2014 restricted stock units awarded to employees vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company and that the performance criteria related to the market price of the Company’s stock is satisfied. The criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.09 per share by the Company during such four year period. The performance criteria for the 2014 restricted stock units awarded to employees was satisfied during the second quarter of 2014. The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted and utilizes the Monte Carlo technique to determine the fair value of restricted stock units granted.

For the three months and six months ended July 12, 2014, the Company recognized stock based compensation expense of $243 thousand and $400 thousand, respectively, compared to stock based compensation expense of $225 thousand and $401 thousand for the same periods in the prior year. At July 12, 2014 and July 13, 2013, respectively, there was $941 thousand and $1.0 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note I – Discontinued Operations

As of the quarter ended July 12, 2014, the Company has committed to a plan to divest the Information Security business. The divesture of the Information Security business, coupled with the previously announced sale of our Print Finishing business on June 30, 2014, will represent the Company’s exit from the Information Security and Print Finishing segment. The Company plans to sell the Information Security business within one year. As a result, the Information Security and Print Finishing segment has been classified as discontinued operations for all periods presented and certain assets and liabilities are classified as held for sale for all periods presented.

The carrying value of these assets was greater than their fair value, less the cost to sell the Information Security business, resulting in an impairment of certain accounts receivables, inventories, long-lived assets, intangible assets and other assets totaling $12.9 million. The impairment charge reduced the carrying value of intangible assets to fair value and the remaining assets to the lower of their carrying amount or fair value less cost to sell. The fair value for these assets was determined by estimating the most likely sale price with a third-party buyer based on market data. The Company does not expect to have any further significant losses to record in the future for these assets. Because of the significance of the unobservable inputs and management’s judgment used in the assets held for sell analysis, these measurements were classified in level three of the valuation hierarchy.

The results of operations presented as discontinued operations are summarized below.

	Three Months Ended		Six Months Ended
All Amounts in Thousands	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013

Net sales	$9,555	$8,982	$15,908	$15,555

Cost of products sold	6,277	6,006	10,282	10,257
Selling, administrative and general expenses	3,331	3,646	5,467	6,401
Amortization	--	--	--	18
Interest expense	93	114	162	187
Other expense (income)	13	(1)	13	(2)

Income (Loss) Before Income Taxes	(159)	(783)	(16)	(1,306)

Discontinued Operations
Loss on classification as held for sale	(12,945)	--	(12,945)	--
Gain on disposal	547	--	547	--
Provision (benefit) for income taxes	(1,706)	450	(1,549)	544
Net Loss from Discontinued Operations	$(10,851)	$(1,233)	$(10,865)	$(1,850)

The assets and liabilities held for sale are summarized below.

All Amounts in Thousands	July 12, 2014	December 28, 2013	July 13, 2013

ASSETS
Cash and cash equivalents	$1,333	$1,255	$1,086
Receivables, net	2,710	5,480	4,652
Inventories	6,785	9,366	12,182
Prepaid expenses	693	429	643
Property, plant and equipment, net	3,347	4,323	4,398
Intangible assets	1,110	1,754	1,666
Investments	329	331	320
Other assets	95	93	56
Less valuation allowance	12,054	--	--
Assets held for sale	$4,348	$23,031	$25,003

LIABILITIES
Trade accounts payable	$565	$428	$987
Accrued liabilities	4,565	6,412	5,692
Liabilities held for sale	$5,130	$6,840	$6,679

Note J - Segment Information

The Information Security and Print Finishing segment has been classified as discontinued operations for all periods presented.

	For the Three Months Ended July 12, 2014
In thousands	Sporting Goods	Discontinued Operations	Corp.	Total

Revenues from external customers	$38,012	$9,555	$--	$47,567
Operating income (loss)	5,198	(53)	(1,266)	3,879
Net income (loss)	3,144	(10,851)	(377)	(8,084)

	As of and for the Six Months Ended July 12, 2014
In thousands	Sporting Goods	Discontinued Operations	Corp.	Total

Revenues from external customers	$65,733	$15,908	$--	$81,642
Operating income (loss)	9,467	159	(2,212)	7,414
Net income (loss)	5,763	(10,865)	(732)	(5,834)
Total assets	$88,099	$4,348	$27,954	$119,348

	For the Three Months Ended July 13, 2013
	Sporting	Discontinued
In thousands	Goods	Operations	Corp.	Total

Revenues from external customers	$38,003	$8,982	$—	$46,985
Operating income (loss)	6,878	(670)	(871)	5,337
Net income (loss)	4,103	(1,233)	(252)	2,618

	As of and for the Six Months Ended July 13, 2013
	Sporting	Discontinued
In thousands	Goods	Operations	Corp.	Total

Revenues from external customers	$63,268	$15,555	$—	$78,823
Operating income (loss)	11,103	(1,122)	(1,596)	8,385
Net income (loss)	6,664	(1,850)	(572)	4,242
Total assets	$83,132	$25,003	$21,290	$129,425

Note K – Dividend Payment

On August 21, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.10 per common share to all shareholders of record on September 14, 2014 to be disbursed on September 21, 2014. The total amount of the dividend will be approximately $1.4 million and will be charged against retained earnings.

On June 19, 2014, the Company paid a quarterly dividend of $0.09 per common share to all shareholders of record on June 12, 2014. The total amount of the dividend was approximately $1.3 million and was charged against retained earnings.

On March 20, 2014, the Company paid a quarterly dividend of $0.09 per common share to all shareholders of record on March 13, 2014. The total amount of the dividend was approximately $1.2 million and was charged against retained earnings.

Note L - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
In thousands	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013

Weighted average common shares outstanding	13,867	13,484	13,789	13,468
Dilutive effect of stock options and restricted stock units	284	153	266	95
Weighted average common shares outstanding, assuming dilution	14,151	13,637	14,055	13,563

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2014 and 2013 were zero and 522,750, respectively.

Note M – New Accounting Standards

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended July 12, 2014, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, that are of significance, or potential significance to the Company.

In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under existing GAAP. The standard update requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentations and disclosures of discontinued operations. The ASU is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014 and early adoption is permitted. We early adopted ASU 2014-08 effective this Form 10-Q.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, Escalade’s ability to achieve its business objectives, especially with respect to its Sporting Goods business on which it has chosen to focus, Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and the anticipated sale of its Information Security business, the continuation and development of key customer and supplier relationships, Escalade’s ability to control costs, general economic conditions, fluctuation in operating results, changes in foreign currency exchange rates, changes in the securities market, Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing and other risks detailed from time to time in Escalade’s filing with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

Overview

Escalade, Incorporated (Escalade, the Company, we, us or our) has historically manufactured and distributed products for two industries: Sporting Goods; and Information Security and Print Finishing. On June 30, 2014, the Company announced the sale of its Print Finishing business. The Company now intends to divest its Information Security business also. The decision to divest the Information Security business, coupled with the June 30, 2014 sale of its Print Finishing business, will result in the Company’s complete exit from the Information Security and Print Finishing segment. Due to this planned exit, effective as of its second quarter ended July 12, 2014, the Company is reporting the results of its Information Security and Print Finishing business as discontinued operations and are excluded from the results of continuing operations. Also as a result of the decision to exit the Information Security business, the Company incurred an impairment of assets of $12.9 million, which caused the Company’s consolidated net income for its 2014 second quarter to be a loss of $8.1 million. For more information relating to the Information Security and Print Finishing segment, see Note I – Discontinued Operations, and Note J – Segment Information, to the financial statements included under Item 1 of this Form 10-Q.

The sale of the Print Finishing business and the planned divestiture of the Information Security business reflects the Company’s strategic plan, unanimously approved by its Board of Directors, to focus the Company solely on its growing Sporting Goods segment. The Sporting Goods segment competes in a variety of categories including recreational games, sports training and archery. Strong brands and on-going product innovation provide diversity for our customer base and adds value to consumers. The Company believes that directing its resources on the Sporting Goods segment will create additional opportunities for future growth.

Within the Sporting Goods industry the Company has successfully built a robust market presence in several niche markets. This strategy is heavily dependent on expanding our customer base, barriers to entry, strong brands, excellent customer service and a commitment to innovation. A key strategic advantage is the Company’s established relationships with major customers that allow the Company to bring new products to market in a cost effective manner while maintaining a diversified portfolio of products to meet the demands of consumers. In addition to strategic customer relations, the Company has substantial manufacturing and import experience that enable it to be a low cost supplier. Concentrated focus on the Sporting Goods industry will allow the Company to leverage its strength in these markets.

A majority of the Company's products are in markets that are currently experiencing low growth rates. Where the Company enjoys a commanding market position, such as table tennis tables in the Sporting Goods segment revenue growth is expected to be roughly equal to general macro-economic consumer trends. However, in markets that are fragmented and where the Company is not the dominant leader, such as archery in the Sporting Goods segment, the Company anticipates market growth.

To enhance growth opportunities, the Company has focused on promoting new product innovation and development and brand marketing. In addition, the Company has embarked on a strategy of acquiring companies or product lines that complement or expand the Company's existing product lines or provide expansion into new or emerging categories, in its Sporting Goods segment. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing Company structure. The Company also sometimes divests or discontinues certain operations, assets, and products that do not perform to the Company's expectations or no longer fit with the Company's strategic objectives.

The Company’s decision to exit the Information Security and Print Finishing segment was influenced by low performance in this segment and lack of strategic fit. Management believes it can better achieve earnings growth through a more concentrated focus within the Sporting Goods equipment industry, including the traditional sports and emerging outdoor categories. Key indicators in measuring the success of this strategy are revenue growth, earnings growth, new product introductions and expansion of channels of distribution.

Results of Operations

Information relating to the Information Security and Print Finishing segment is reported as Discontinued Operations. Sporting Goods net sales for the second quarter of 2014 were basically flat compared with the same quarter last year. Operating income from Continuing Operations for the quarter was $3.9 million compared with $6.0 million in the same quarter last year, a 35% decline. The decline in operating profits is primarily driven by a lower sales volume and unfavorable product mix in certain Sporting Goods categories, coupled with increased product research and development investments for which the benefit will be realized in later periods. The Company also incurred increased business development costs.

The following schedule sets forth certain consolidated statement of operations data (excluding Discontinued Operations) as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	69.6%	66.6%	68.7%	66.4%
Gross margin	30.4%	33.4%	31.3%	33.6%
Selling, administrative and general expenses	18.1%	15.7%	18.2%	16.6%
Amortization	2.0%	1.9%	2.0%	2.0%
Operating income	10.3%	15.8%	11.0%	15.0%

Revenue and Gross Margin

Revenue from the Sporting Goods business was flat for the second quarter of 2014 and up 4% for the first half of 2014, compared with the same periods in the prior year. During the first half of 2013, the Company realized exceptional sales growth in certain categories that was not matched during the first half of 2014. The Company expects improved sales growth for the remainder of the year.

The Sporting Goods gross margin ratio for the first half of 2014 was 31.3% compared to 33.6% for the same period last year. Decreased gross margin resulted from lower sales in certain higher margin categories and increased product development costs investments.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) costs increased as a percent of net sales to 18.2% for the first half of 2014, compared with 16.6% experienced in the same period last year. A portion of this increase relates to increased marketing and business development costs for which the expected benefits are not immediately realized. The Company intends to continue its focus on strategic investments in product development and brand marketing throughout the remainder of the year.

Provision for Income Taxes

The effective tax rate on continuing operations for the first half of 2014 was 32.6% compared to 33.8% for the same period last year. The tax benefit from losses reported in discontinued operations has been reduced by a valuation allowance against losses in foreign taxing jurisdictions where no tax benefit is realizable and from valuation allowances against capital losses for which the Company does not expect to generate sufficient capital gains to offset the capital loss carryover.

Financial Condition and Liquidity

Total debt at the end of the first half of 2014 was $13.9 million, a reduction of $14.4 million from December 28, 2013. Cash generated from operating profits, a seasonal reduction in accounts receivable and proceeds from the sale of Print Finishing assets were used to reduce debt and pay dividends. Notes payable decreased 39% as compared with same period last year and 51% as compared with year end. The following schedule summarizes the Company’s total debt:

	July 12,	December 28,	July 13,
In thousands	2014	2013	2013

Notes payable short-term	$8,317	$21,700	$15,027
Current portion long-term debt	1,580	1,563	2,557
Bank overdraft facility	203	—	1,903
Long term debt	3,758	4,946	3,338
Total	$13,858	$28,209	$22,825

As a percentage of stockholders’ equity, total debt was 17%, 32% and 28% at July 12, 2014, December 28, 2013, and July 13, 2013 respectively.

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

Foreign Currency
The Company conducts business in various countries around the world and is therefore subject to risks associated with fluctuating foreign exchange rates. This revenue is generated from the operations of the Company’s subsidiaries in their respective countries and surrounding geographic areas and is primarily denominated in each subsidiary’s local functional currency. These subsidiaries incur most of their expenses (other than inter-company expenses) in their local functional currency and include the Euro, Great Britain Pound Sterling, Mexican Peso, Chinese Yuan, Swedish Krona and South African Rand. The Sporting Goods foreign currency transactions are denominated primarily in Mexican Peso and Chinese Yuan.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2014.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

The Company has announced that it intends to completely exit its Information Security and Print Finishing business segment upon the divestiture of its Information Security business. The failure to complete such divestiture, or if completed on terms that are even less favorable than the Company currently anticipates, could have a material adverse effect on the Company.

On August 25, 2014, the Company publicly announced that its board of directors approved a plan to divest the Information Security business so that the Company can focus its strategic efforts on its Sporting Goods business. Coupled with the Company’s sale of its Print Finishing business that was consummated on June 30, 2014, the contemplated divestiture of the Information Security business will result in the Company’s complete exit from its Information Security and Print Finishing business segment. There can be no assurance that the Company will be successful in divesting the Information Security business. Although the Company is actively pursuing a sale of its Information Security business, no potential buyer has committed to purchasing the business and the Company has not entered into any agreement for the sale of such business. The Company may not be successful in selling its Information Security business in a timely manner, if at all, or may do so on terms that are even less favorable than the Company currently anticipates. If the Information Security business is not sold as an ongoing business, the Company may have to liquidate those assets and incur substantial costs to shut down those operations. Until such time as the Company completes the divestiture of the Information Security business, whether through a sale or liquidation, the Company will likely continue to incur losses in that business and executive management may find it more difficult to completely focus on the Sporting Goods business.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 3/22/2014 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
Second quarter purchases:
03/23/2013–04/19/2014	None	None	No Change	No Change
04/20/2014-05/17/2014	None	None	No Change	No Change
05/18/2014-06/14/2014	None	None	No Change	No Change
06/15/2014-07/12/2014	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. The repurchase plan has no termination date and there have been no share repurchases that were not part of a publicly announced program.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

As previously discussed in the Company’s Form 8-K filed with the SEC on April 29, 2013, Escalade, Incorporated (the “Company”) held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies. At the Annual Meeting, the stockholders voted on the election of directors, the appointment of the Company’s independent registered public accounting firm for the Company’s 2014 fiscal year, the approval, by non-binding vote of the compensation of named executive officers.

In the election of directors, as described in the Company’s proxy statement relating to the Annual Meeting, the three incumbent directors whose terms were expiring were nominated for reelection for a two-year term. The four other incumbent directors are currently serving a two year term that will expire at the 2015 Annual Meeting. The results of the voting in the election of directors are as follows:

	Number of Votes
Director Nominee	For	Withheld
George Savitsky	8,599,322	556,243
Richard D. White	8,595,858	559,707
Edward E. Williams	8,603,897	551,668

Therefore, Messrs. George Savitsky, Richard D. White and Edward E. Williams were elected to the Board. There were 3,771,483 broker non-votes with respect to the election of each of the nominees.

As to the appointment of the firm, BKD, LLP, to serve as the Company’s independent registered public accounting firm for the Company’s 2014 fiscal year, the Company’s stockholders ratified such appointment by a vote of 12,887,180 shares FOR, 19,981 shares AGAINST, and 19,887 shares ABSTAINED, with no broker non-votes. Therefore, the appointment of BKD, LLP was approved.

As to the approval, by non-binding vote, of the compensation of our named executive officers the Company’s stockholders ratified by a vote of 8,716,029 shares FOR, 318,701 shares AGAINST, and 120,835 shares ABSTAINED. There were 3,771,483 broker non-votes. Therefore the compensation for our named executive officers was approved, by non-binding vote.

Item 6. EXHIBITS

Number	Description

3.1	Articles of Incorporation of Escalade, Incorporated. Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q.

3.2	Amended By-laws of Escalade, Incorporated, as amended April 22, 2014. Incorporated by reference from the Company’s First Quarter Report on Form 10-Q.

10.1	Second Amendment dated as of June 30, 2014 to the First Amended and Restated Credit Agreement dated as of August 23, 2013 among Escalade, Incorporated and JP Morgan Chase Bank, N.A. (without exhibits and schedules, which Escalade has determined are not material). Incorporated by reference from the Company’s Form 8-K filed with the Commission on July 3, 2014.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date: August 25, 2014	/s/ Deborah Meinert
Vice President and Chief Financial Officer
(On behalf of the registrant and in her
capacities as Principal Financial Officer
and Principal Accounting Officer)

