Form 10-Q
period 2014-10-04
ESCALADE INC
filed 2014-11-12
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 4, 2014 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2014
Common, no par value	13,951,848

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

All Amounts in Thousands Except Share Information	October 4, 2014	December 28, 2013	October 5, 2013
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$798	$1,091	$498
Time deposits	2,450	1,700	2,320
Receivables, less allowance of $844; $1,105; and $845; respectively	30,214	38,271	29,422
Inventories	33,182	18,941	29,667
Prepaid expenses	1,699	1,610	765
Deferred income tax benefit	2,302	2,189	1,452
Prepaid income tax	7,966	853	36
Assets held for sale	--	16,561	17,931
TOTAL CURRENT ASSETS	78,611	81,216	82,091

Property, plant and equipment, net	10,858	10,635	10,338
Intangible assets	9,145	10,999	9,682
Goodwill	13,242	13,113	12,017
Investments	18,782	19,455	17,903
Other assets	145	86	145
Assets held for sale	--	6,470	6,521
TOTAL ASSETS	$130,783	$141,974	$138,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$15,631	$21,700	$18,785
Current portion of long-term debt	1,586	1,563	1,563
Trade accounts payable	5,949	2,055	5,356
Accrued liabilities	11,003	11,521	11,258
Liabilities held for sale	--	6,840	7,266
TOTAL CURRENT LIABILITIES	34,169	43,679	44,228

Other Liabilities:
Long-term debt	3,360	4,946	5,196
Deferred income tax liability	5,456	5,394	3,826
TOTAL LIABILITIES	42,985	54,019	53,250
Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,950,874; 13,656,557; and 13,533,183; shares respectively	13,951	13,657	13,533
Retained earnings	74,892	69,379	66,952
Accumulated other comprehensive income (loss)	(1,045)	4,919	4,962
TOTAL STOCKHOLDERS' EQUITY	87,798	87,955	85,447
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$130,783	$141,974	$138,697

See notes to Consolidated Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
All Amounts in Thousands Except Per Share Data	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013

Net sales	$31,599	$31,559	$97,332	$94,827

Costs, Expenses and Other Income
Cost of products sold	21,945	21,923	67,102	63,931
Selling, administrative and general expenses	4,871	5,105	16,865	15,602
Amortization	567	544	1,894	1,801

Operating Income	4,216	3,987	11,471	13,493

Interest expense	133	89	324	322
Other expense (income)	(1,914)	(931)	(2,315)	(865)

Income Before Income Taxes from Continuing Operations	5,997	4,829	13,462	14,036

Provision for Income Taxes from Continuing Operations	2,160	1,454	4,594	4,569

Net Income from Continuing Operations	3,837	3,375	8,868	9,467

Discontinued Operations
Loss from operations	(379)	(829)	(395)	(2,135)
Loss on classification as held for sale	--	--	(12,945)	--
Gain on disposal (includes $2,565 of accumulated other comprehensive income reclassification from foreign currency translation adjustment)	5,591	--	6,138	--
Provision (benefit) for income taxes	(4,572)	33	(6,121)	577
Net Income (Loss) from Discontinued Operations	9,784	(862)	(1,081)	(2,712)

Net Income	$13,621	$2,513	$7,787	$6,755

Basic Earnings Per Share Data:
Income from continuing operations	$0.28	$0.25	$0.64	$0.70
Income (Loss) from discontinued operations	0.70	(0.06)	(0.08)	(0.20)
Net Income	$0.98	$0.19	$0.56	$0.50

Diluted Earnings Per Share Data:
Income from continuing operations	$0.27	$0.24	$0.63	$0.69
Income (Loss) from discontinued operations	0.69	(0.06)	(0.08)	(0.19)
Net Income	$0.96	$0.18	$0.55	$0.50

Dividends declared	$0.10	$0.09	$0.19	$0.25

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
All Amounts in Thousands Except Share Information	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013

Net Income	$13,621	$2,513	$7,787	$6,755

Foreign currency translation adjustment before reclassifications	(2,661)	1,137	(3,399)	869
Amounts reclassified from comprehensive income due to divesture	(2,565)	--	(2,565)	--

Comprehensive Income	$8,395	$3,650	$1,823	$7,624

All amounts are net of tax

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
All Amounts in Thousands	October 4, 2014	October 5, 2013

Operating Activities:
Net income	$7,787	$6,755
Depreciation and amortization	3,331	2,738
Gain on disposal of property and equipment	(1)	--
Stock-based compensation	447	439
Additional discontinued operations activities	2,722	1,799
Adjustments necessary to reconcile net income to net cash provided by operating activities	(5,198)	(7,153)
Net cash provided by operating activities	9,088	4,578

Investing Activities:
Purchase of property and equipment	(1,680)	(1,740)
Purchase of short-term time deposits	(2,000)	(1,820)
Acquisitions	(162)	--
Proceeds from sale of property and equipment	17	1
Proceeds from disposal of short-term time deposits	1,250	700
Discontinued operations activities	5,700	(132)
Net cash provided (used) by investing activities	3,125	(2,991)

Financing Activities:
Net (decrease) increase in notes payable	(6,069)	3,546
Net increase (decrease) in overdraft facility	--	(1,831)
Principal payments on long-term debt	(1,562)	(2,041)
Proceeds from restated credit agreement	--	1,000
Proceeds from exercise of stock options	1,354	168
Cash dividends paid	(3,894)	(3,382)
Director stock compensation	114	139
Net cash used by financing activities	(10,057)	(2,401)
Effect of exchange rate changes on cash	(3,704)	71
Net decrease in cash and cash equivalents	(1,548)	(743)
Cash and cash equivalents, beginning of period (includes $1,255 and $1,050 respectively of cash reported as assets held for sale)	2,346	2,544
Cash and cash equivalents, end of period (includes zero and $1,303 respectively of cash reported as assets held for sale)	$798	$1,801

Supplemental Cash Flows Information
Dividends payable	$45	$50
Seller note issued in purchase of real estate	-	2,300

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

Note B - Seasonal Aspects

The results of operations for the three and nine month periods ended October 4, 2014 and October 5, 2013 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	October 4, 2014	December 28, 2013	October 5, 2013

Raw materials	$6,125	$3,317	$4,477
Work in progress	5,269	3,357	4,299
Finished goods	21,788	12,267	20,891
	$33,182	$18,941	$29,667

Additionally, the Company had inventory totaling, zero, $9,366 and $10,989 that has been reclassified to assets held for sale at October 4, 2014, December 28, 2013 and October 5, 2013, respectively.

Note D – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the periods ended October 4, 2014 and October 5, 2013 are addbacks to Stiga’s consolidated financial information of $12.4 million and $13.0 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $17.3 million offset by the related cumulative tax effect of $4.9 million as of October 4, 2014 and cumulative goodwill adjustments of $18.2 million offset by the related cumulative tax effect of $5.2 million as of October 5, 2013. The Company’s 50% portion of the statement of operations impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the periods ended October 4, 2014, and October 5, 2013 are to increase Stiga’s net income by approximately $0.3 million and $0.6 million, respectively. The Company’s 50% portion of net income for Stiga for the periods ended October 4, 2014 and October 5, 2013 was $2.2 million and $1.3 million, respectively, and is included in other income (expense) on the Company’s statements of operations.

Summarized financial information for Stiga Sports AB balance sheets as of October 4, 2014, December 28, 2013, and October 5, 2013 and statements of operations for the three months and nine months ended October 4, 2014 and October 5, 2013 is as follows:

In thousands	October 4, 2014	December 28, 2013	October 5, 2013

Current assets	$33,046	$31,399	$29,894
Non-current assets	8,064	8,967	10,075
Total assets	41,110	40,366	39,969

Current liabilities	10,921	10,019	12,358
Non-current liabilities	4,370	4,893	5,454
Total liabilities	15,291	14,912	17,812

Net assets	$25,819	$25,454	$22,157

	Three Months Ended		Nine Months Ended
	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013

Net sales	$17,206	$11,520	$33,944	$26,285
Gross profit	8,308	5,957	16,654	13,412
Net income	3,581	1,471	3,969	1,475

Note E – Notes Payable

On October 1, 2014, the Company and each of its domestic subsidiaries entered into the Third Amendment to its First Amended and Restated Credit Agreement dated August 27, 2013 (“Restated Credit Agreement”) with its issuing bank, JPMorgan Chase Bank, N.A., and the other lenders identified in the Restated Credit Agreement (collectively, the “Lender”). The Third Amendment was entered into to permit the Company to sell the Information Security Business.

On June 30, 2014, the Company and each of its domestic subsidiaries entered into the Second Amendment to its First Amended and Restated Credit Agreement dated August 27, 2013 with its Lender.

Under the terms of the Second Amendment to the Restated Credit Agreement, the Lender permitted Escalade to sell assets related to its Print Finishing business held by its subsidiary Martin Yale Industries, Inc. The Second Amendment to the Restated Credit Agreement also permitted Escalade and its subsidiaries that are parties to the Restated Credit Agreement to extend up to an additional €1.0 million in credit to Escalade’s German subsidiary, intimus International GmbH.

Note F – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with FASB Accounting Standards Codification (ASC) 740, the Company has recorded the following changes in uncertain tax positions:

Nine Months Ended
In thousands	October 4, 2014	October 5, 2013
Beginning balance	$--	$--
Additions for current year tax positions	751	--
Additions for prior year tax positions	--	--
Settlements	--	--
Reductions or settlements	(751)	--
Reductions for prior year tax positions	--	--
Ending balance	$--	$--

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at October 4, 2014, December 28, 2013 and October 5, 2013.

		Fair Value Measurements Using
October 4, 2014 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$798	$798	$--	$--
Time deposits	$2,450	$2,450	$--	$--

Financial liabilities
Notes payable	$15,631	$--	$15,631	$--
Current portion of Long-term debt	$1,586	$--	$1,586	$--
Long-term debt	$3,360	$--	$3,360	$--

		Fair Value Measurements Using
December 28, 2013 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,346	$2,346	$--	$--
Time deposits	$1,700	$1,700	$--	$--

Financial liabilities
Notes payable	$21,700	$--	$21,700	$--
Current portion of Long-term debt	$1,563	$--	$1,563	$--
Long-term debt	$4,946	$--	$4,946	$--

		Fair Value Measurements Using
October 5, 2013 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,801	$1,801	$--	$--
Time deposits	$2,320	$2,320	$--	$--

Financial liabilities
Notes payable	$18,785	$--	$18,785	$--
Current portion of Long-term debt	$1,563	$--	$1,563	$--
Long-term debt	$5,196	$--	$5,196	$--

The outstanding balance of the euro overdraft facility is included in Notes payable. For the periods ended October 4, 2014, December 28, 2013, and October 5, 2013, the balance of the euro overdraft facility was zero, zero, and $0.6 million, respectively.

Note H – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the nine months ended October 4, 2014 and pursuant to the 2007 Incentive Plan, in lieu of director fees, the Company awarded to certain directors 5,242 shares of common stock. In addition, the Company awarded 25,000 stock options to directors and 50,000 restricted stock units to employees. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2014 restricted stock units awarded to employees vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company and that the performance criteria related to the market price of the Company’s stock is satisfied. The criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.09 per share by the Company during such four year period. The performance criteria for the 2014 restricted stock units awarded to employees was satisfied during the second quarter of 2014. The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted and utilizes the Monte Carlo technique to determine the fair value of restricted stock units granted.

For the three months and nine months ended October 4, 2014, the Company recognized stock based compensation expense of $161 thousand and $561 thousand, respectively, compared to stock based compensation expense of $177 thousand and $578 thousand for the same periods in the prior year. At October 4, 2014 and October 5, 2013, respectively, there was $771 thousand and $889 thousand in unrecognized stock-based compensation expense related to non-vested stock awards.

Note I – Discontinued Operations

On October 1, 2014, the Company completed the sale of the Information Security business. The sale of the Information Security business, coupled with the previously announced sale of our Print Finishing business on June 30, 2014, represents the Company’s exit from the Information Security and Print Finishing segment. As a result, the Information Security and Print Finishing segment has been classified as discontinued operations for all periods presented and certain assets and liabilities in prior periods are classified as held for sale.

As a result of the divestiture of the Information Security and Print Finishing segment, the Company incurred a loss on disposal of assets of $9.4 million, income from reclassification of accumulated other comprehensive income from foreign currency translation adjustments of $2.6 million and a tax benefit of $6.1 million. Favorable tax treatment on the divestiture coupled with the release of previously reserved net operating and capital loss carryovers increased the tax benefit by approximately $4.6 million in the third quarter. Under the terms of the final purchase agreement of the Information Security business divestiture, the Company contributed to its international Information Security operations, all claims related to intercompany debt of this operation prior to the divestiture operations. The Company also assumed the foreign tax liability related to this gain; however, it was able to utilize previously reserved net operating losses carry-forwards to offset the majority of the related tax liability.

As of the second quarter of 2014, the Company determined the carrying value of the Information Security business assets was greater than their fair value, less the cost to sell the Information Security business, resulting in an impairment of certain accounts receivables, inventories, long-lived assets, intangible assets and other assets totaling $12.9 million. The impairment charge reduced the carrying value of intangible assets to fair value and the remaining assets to the lower of their carrying amount or fair value less cost to sell. The fair value for these assets was determined by estimating the most likely sale price with a third-party buyer based on market data. Because of the significance of the unobservable inputs and management’s judgment used in the assets held for sale analysis, these measurements were classified in level three of the valuation hierarchy.

The results of operations presented as discontinued operations are summarized below.

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013

Net sales	$4,957	$6,923	$20,865	$22,478

Cost of products sold	3,530	5,021	13,812	15,278
Selling, administrative and general expenses	1,830	2,643	7,297	9,044
Amortization	--	--	--	18
Interest expense (income)	(24)	88	138	275
Other expense (income)	--	--	13	(2)

Income (Loss) Before Income Taxes	(379)	(829)	(395)	(2,135)

Discontinued Operations
Loss on classification as held for sale	--	--	(12,945)	--
Gain on disposal	5,591	--	6,138	--
Provision (benefit) for income taxes	(4,572)	33	(6,121)	577
Net Income (Loss) from Discontinued Operations	$9,784	$(862)	$(1,081)	$(2,712)

The assets and liabilities held for sale are summarized below.

All Amounts in Thousands	October 4, 2014	December 28, 2013	October 5, 2013

ASSETS
Cash and cash equivalents	$--	$1,255	$1,303
Receivables, net	--	5,480	4,945
Inventories	--	9,366	10,989
Prepaid expenses	--	429	668
Property, plant and equipment, net	--	4,323	4,406
Intangible assets	--	1,754	1,734
Investments	--	331	329
Other assets	--	93	78
Assets held for sale	$--	$23,031	$24,452

LIABILITIES
Trade accounts payable	$--	$428	$1,113
Accrued liabilities	--	6,412	6,153
Liabilities held for sale	$--	$6,840	$7,266

Note J - Segment Information

The Information Security and Print Finishing segment has been classified as discontinued operations for all periods presented.

	For the Three Months Ended October 4, 2014
In thousands	Sporting Goods	Discontinued Operations	Corp.	Total

Revenues from external customers	$31,599	$4,957	$--	$36,556
Operating income (loss)	5,113	(403)	(897)	3,813
Net income	3,103	9,784	734	13,621

	As of and for the Nine Months Ended October 4, 2014
In thousands	Sporting Goods	Discontinued Operations	Corp.	Total

Revenues from external customers	$97,332	$20,865	$--	$118,197
Operating income (loss)	14,580	(244)	(3,109)	11,227
Net income (loss)	8,866	(1,081)	2	7,787
Total assets	$97,343	$--	$33,440	$130,783

	For the Three Months Ended October 5, 2013
In thousands	Sporting Goods	Discontinued Operations	Corp.	Total

Revenues from external customers	$31,559	$6,923	$--	$38,482
Operating income (loss)	4,680	(741)	(693)	3,245
Net income (loss)	2,813	(862)	562	2,513

	As of and for the Nine Months Ended October 5, 2013
In thousands	Sporting Goods	Discontinued Operations	Corp.	Total

Revenues from external customers	$94,827	$22,478	$--	$117,305
Operating income (loss)	15,782	(1,862)	(2,289)	11,630
Net income (loss)	9,477	(2,712)	(10)	6,755
Total assets	$90,189	$24,625	$23,883	$138,697

Note K – Dividend Payment

On November 6, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.10 per common share to all shareholders of record on December 12, 2014 to be disbursed on December 19, 2014. The total amount of the dividend will be approximately $1.4 million and will be charged against retained earnings.

On August 21, 2014, the Company paid a quarterly dividend of $0.10 per common share to all shareholders of record on September 14, 2014. The total amount of the dividend was approximately $1.4 million and was charged against retained earnings.

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

Note L - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
In thousands	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013

Weighted average common shares outstanding	13,922	13,520	13,821	13,484
Dilutive effect of stock options and restricted stock units	264	179	257	148
Weighted average common shares outstanding, assuming dilution	14,186	13,699	14,078	13,632

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2014 and 2013 were zero and 522,750, respectively.

Note M – New Accounting Standards

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended October 4, 2014, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, that are of significance, or potential significance to the Company.

In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under existing GAAP. The standard update requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentations and disclosures of discontinued operations. The ASU is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014 and early adoption is permitted. We early adopted ASU 2014-08 effective in the second quarter of 2014.

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

Note O – Subsequent Events

On October 22, 2014, the Company acquired substantially all the business and assets of Cue & Case Sales, Inc., a leader in specialty billiard accessories. The total purchase price of $10.4 million was paid in cash and was comprised of inventory, receivables, customer lists, non-compete agreement, fixed assets and other assets.

On October 27, 2014, the Company acquired an additional facility in Evansville, Indiana for $650 thousand to expand our archery operations to better serve our long term plans.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, Escalade’s ability to achieve its business objectives, especially with respect to its Sporting Goods business on which it has chosen to focus, Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and the divestiture of its Information Security and Print Finishing segment, the continuation and development of key customer and supplier relationships, Escalade’s ability to control costs, general economic conditions, fluctuation in operating results, changes in foreign currency exchange rates, changes in the securities market, Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

Overview

Escalade, Incorporated (Escalade, the Company, we, us or our) has historically manufactured and distributed products for two industries: Sporting Goods; and Information Security and Print Finishing. On June 30, 2014, the Company announced the sale of its Print Finishing business. On October 1, 2014, the Company announced the sale of its Information Security business. The divestiture of these two divisions accomplishes the Company’s complete exit from the Information Security and Print Finishing segment.

Due to the planned exit from the Information Security and Print Finishing segment, effective as of its second quarter ended July 12, 2014, the Company began reporting results of its Information Security and Print Finishing business as discontinued operations, which are excluded from the results of continuing operations. Under terms of the final agreement of the Information Security business divestiture, the Company contributed to its international Information Security operations, all claims related to intercompany debt of this operation prior to the divestiture. The Company also assumed the foreign tax liability related to this gain. The Company was able to utilize previously reserved net operating losses carry-forwards to offset the majority of this tax liability.

As a result of the divestiture of the Information Security and Print Finishing segment, the Company incurred a loss on disposal of assets of $9.4 million, income from reclassification of accumulated other comprehensive income from foreign currency translation adjustments of $2.6 million and a tax benefit of $6.1 million. Favorable tax treatment on the divestiture coupled with the release of previously reserved net operating and capital loss carryovers increased the tax benefit by approximately $4.6 million in the third quarter. For more information relating to the Information Security and Print Finishing segment, see Note I – Discontinued Operations, and Note J – Segment Information, to the financial statements included under Item 1 of this Form 10-Q.

The Company is solely focused on growing its Sporting Goods segment through organic growth of existing categories, strategic acquisitions, and new product development now that the businesses comprising the Information Security and Print Finishing segment have been divested. The Sporting Goods segment competes in a variety of categories including archery, team and individual sports and games. Strong brands and on-going investment in product development provide a solid foundation for building customer loyalty and continued growth.

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

Results of Operations

Information relating to the Information Security and Print Finishing segment is reported as Discontinued Operations. Sporting Goods net sales for the third quarter of 2014 were basically flat compared with the same quarter last year. Operating income from Continuing Operations for the quarter was $4.2 million compared with $4.0 million in the same quarter last year, a 6% increase. The increase in operating profits is primarily driven by lower selling, general and administrative costs. The Company continues to invest in product research and development costs for which the benefit will be realized in future periods.

The following schedule sets forth certain consolidated statement of operations data (excluding Discontinued Operations) as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	69.5%	69.5%	68.9%	67.4%
Gross margin	30.5%	30.5%	31.1%	32.6%
Selling, administrative and general expenses	15.4%	16.2%	17.3%	16.5%
Amortization	1.8%	1.7%	2.0%	1.9%
Operating income	13.3%	12.6%	11.8%	14.2%

Revenue and Gross Margin

Revenue from the Sporting Goods business was flat for the third quarter of 2014 and up 3% for the first nine months of 2014, compared with the same periods in the prior year. During the first nine months of 2013, the Company experienced exceptional sales growth in certain categories that was not equaled during the first nine months of 2014. The Company expects sales growth trends for the remainder of the year to exceed those experienced in the first nine months of 2014, not including the effect of the previously announced acquisition of Cue & Case Sales.

The Sporting Goods gross margin ratio for the first nine months of 2014 was 31.1% compared to 32.6% for the same period last year. Decreased gross margin resulted from lower sales in certain higher margin categories and increased product development investments.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) costs increased as a percent of net sales to 17.3% for the first nine months of 2014, compared with 16.5% experienced in the same period last year. A portion of this increase relates to increased marketing and business development costs for which the expected benefits are not immediately realized. The Company intends to continue its focus on strategic investments in product development and brand marketing throughout the remainder of the year.

Provision for Income Taxes

The effective tax rate on continuing operations for the first nine months of 2014 was 34.1% compared to 32.6% for the same period last year. As a result of the structure of the divestiture, the tax benefit from losses reported in discontinued operations during the third quarter of 2014 exceed those reported in the previous quarter. The increase in benefit is from the releases of valuation allowances against losses in foreign taxing jurisdictions where no tax benefit was previously expected to be realized and against capital loss carryforwards where no tax benefit was previously expected to be realized. Loss from discontinued operations before tax of $7.2 million is offset by tax benefit of $6.1 million, resulting in a net loss from discontinued operations of $1.1 million.

Financial Condition and Liquidity

Total debt at the end of the first nine months of 2014 was $20.6 million, a reduction of $7.6 million from December 28, 2013. Cash generated from operating profits and proceeds from the sale of Information Security and Print Finishing sales were used to reduce debt and pay dividends. Notes payable decreased 17% as compared with same period last year and 28% as compared with year end. The following schedule summarizes the Company’s total debt:

In thousands	October 4, 2014	December 28, 2013	October 5, 2013

Notes payable short-term	$15,631	$21,700	$18,164
Current portion long-term debt	1,586	1,563	1,563
Bank overdraft facility	--	--	621
Long term debt	3,360	4,946	5,196
Total	$20,577	$28,209	$25,544

As a percentage of stockholders’ equity, total debt was 23%, 32% and 30% at October 4, 2014, December 28, 2013, and October 5, 2013 respectively.

The Company funds working capital requirements through operating cash flows and revolving credit agreements with its bank. Based on working capital requirements, the Company expects to have access to adequate levels of revolving credit to meet growth needs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates and interest rates. The Company attempts to minimize these risks through regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. During the quarter there were no derivatives in use. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes. With the divestiture of its Information Security and Print Finishing business completed, the Company reduced its exposure to changes in currency exchange rates.

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

Foreign Currency
The Company conducts business in various countries around the world and is therefore subject to risks associated with fluctuating foreign exchange rates. The Sporting Goods foreign currency transactions are denominated primarily in Mexican Peso and Chinese Yuan. The Company has a 50% interest in a joint venture, Stiga, which is denominated in Swedish Krona. Revenue from discontinued operations was generated from the operations of the Company’s subsidiaries in their respective countries and surrounding geographic areas and was primarily denominated in each subsidiary’s local functional currency. These subsidiaries incurred most of their expenses (other than inter-company expenses) in their local functional currency and include the Euro, Great Britain Pound Sterling, Mexican Peso, Chinese Yuan, Swedish Krona and South African Rand.

The geographic areas outside the United States in which the Company operated are generally not considered by management to be highly inflationary. Nonetheless, the Company’s foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain inter-company transactions that are denominated in currencies other than the respective functional currency. Operating results as well as assets and liabilities are also subject to the effect of foreign currency translation when the operating results, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements.

The Company and its subsidiaries conducts substantially all their business in their respective functional currencies to avoid the effects of cross-border transactions. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs such as matching assets and liabilities in the same currency. Such programs reduce, but do not entirely eliminate the impact of currency exchange rate changes. The Company has evaluated the use of currency exchange hedging financial instruments but has determined that it would not use such instruments under the current circumstances. Changes in currency exchange rates may be volatile and could affect the Company’s performance.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2014.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

Not required.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 7/12/2014 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
Third quarter purchases:
07/13/2014–10/04/2014	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

Number	Description

2.1	Agreement dated as of October 1, 2014 for the Sale and Purchase of all of the Shares in intimus International GmbH and Olympia Business Systems, Inc. among Wedcor Holdings, Inc. as Seller, Pitney Bowes Espana, S.A.U. as Buyer, and PHI Fund II, F.C.R. de Regimen Simplificado as Guarantor (without exhibits and schedules, which Escalade has determined are not material). Incorporated by reference from the Company’s Form 8-K filed with the Commission on October 6, 2014.

2.2	Asset Sale and Purchase Agreement dated as of October 1, 2014 between Olympia Business Systems, Inc. as purchaser and Wedcor Holdings, Inc. as seller (without exhibits and schedules, which Escalade has determined are not material). Incorporated by reference from the Company’s Form 8-K filed with the Commission on October 6, 2014.

3.1	Articles of Incorporation of Escalade, Incorporated. Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q.

3.2	Amended By-laws of Escalade, Incorporated, as amended April 22, 2014. Incorporated by reference from the Company’s First Quarter Report on Form 10-Q.

10.1	Third Amendment dated as of October 1, 2014 to the First Amended and Restated Credit Agreement dated as of August 23, 2013 among Escalade, Incorporated and JPMorgan Chase Bank, N.A. (without exhibits and schedules, which Escalade has determined are not material). Incorporated by reference from the Company’s Form 8-K filed with the Commission on October 6, 2014.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date: November 12, 2014	/s/ Deborah Meinert
Vice President and Chief Financial Officer
(On behalf of the registrant and in her
capacities as Principal Financial Officer
and Principal Accounting Officer)

