Form 10-K
period 2014-12-27
ESCALADE INC
filed 2015-02-25
CIK 33488

United States

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 27, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐ No ☒

Aggregate market value of common stock held by nonaffiliates of the registrant as of July 12, 2014 based on the closing sale price as reported on the NASDAQ Global Market: $170,640,965

The number of shares of Registrant's common stock (no par value) outstanding as of February 11, 2015: 14,013,809.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 24, 2015 are incorporated by reference into Part III of this Report.

Escalade, Incorporated and Subsidiaries

Part I

ITEM 1—BUSINESS

General

Escalade, Incorporated (Escalade, the Company, we, us or our) now operates in one business segment: Sporting Goods (Escalade Sports). Escalade and its predecessors have more than 80 years of manufacturing and selling experience in this industry. Previously, we operated in two businesses segments: Sporting Goods (Escalade Sports) and Information Security and Print Finishing (Martin Yale Group). On October 1, 2014, the Company completed the sale of the Information Security business. The sale of the Information Security business, coupled with the previously announced sale of our Print Finishing business on June 30, 2014, represents the Company’s exit from the Information Security and Print Finishing segment. As a result, the Information Security and Print Finishing segment has been classified as discontinued operations for all periods presented and certain assets and liabilities in prior periods are classified as held for sale.

The following table presents the percentages contributed to Escalade’s net sales by its business segments:

	2014	2013	2012
Sporting Goods	87%	81%	76%
Discontinued Operations	13%	19%	24%
Total Net Sales	100%	100%	100%

For additional segment information, see Note 14 – Operating Segment and Geographic Information in the consolidated financial statements.

Sporting Goods

Headquartered in Evansville, Indiana, Escalade Sports manufactures, imports, and distributes widely recognized sporting goods brands in basketball goals, archery, indoor and outdoor game recreation and fitness products through major sporting goods retailers, specialty dealers, key on-line retailers, traditional department stores and mass merchants. Escalade is a leader in table tennis tables, residential in-ground basketball goals and in archery bows. Some of the Company’s most recognized brands include:

Product Segment	Brand Names
Archery	Bear Archery®, Trophy Ridge®, Whisker Biscuit®, Cajun Bowfishing™
Table Tennis	STIGA®, Ping-Pong®, Prince®,
Basketball Goals	Goalrilla™, Goaliath®, Silverback®
Play Systems	Woodplay®, Childlife®
Fitness	The STEP®, USWeight™
Game Tables (Hockey and Soccer)	Atomic®, American Legend®, Redline®
Billiard Accessories	Mizerak®, Minnesota Fats®, Lucasi®, PureX®, Rage®, Players®
Darting	Unicorn®, Accudart®, Arachnid®, Nodor®, Winmau®
Outdoor Games	Zume Games®, Pickleball Now

During 2014, 2013 and 2012 the Company had one customer, Dick’s Sporting Goods, which accounted for approximately 19%, 20% and 23%, respectively, of the Company’s revenues from continuing operations.

As of December 27, 2014, the Company had approximately 23% of its total accounts receivable with Dick’s Sporting Goods. As of December 28, 2013 the Company had approximately 27% and 12% of its total accounts receivable with Dick’s Sporting Goods and The Sports Authority, respectively.

Escalade Sports manufactures in the USA and Mexico and imports product from Asia, where the Company utilizes a number of contract manufacturers.

Certain products produced by Escalade Sports are subject to regulation by the Consumer Product Safety Commission. The Company believes it is in material compliance with all applicable regulations.

Marketing and Product Development

The Company makes a substantial investment in product development and brand marketing to differentiate its product line from its competition. We conduct market research and development efforts to design products which satisfy existing and emerging consumer needs. On a consolidated basis, the Company incurred research and development costs of approximately $1.7 million, $1.2 million, and $1.0 million in 2014, 2013 and 2012, respectively. The Company advertises directly to the consumer or end-user as well as through its retail partners in the form of advertising and other promotional allowances.

Competition

Escalade is subject to competition with various manufacturers in each product line. The Company is not aware of any other single company that is engaged in the same product lines as Escalade or that produces the same range of products as Escalade. Nonetheless, competition exists for many Escalade products. Some competitors are larger and have substantially greater resources than the Company. Escalade believes that its long-term success depends on its ability to strengthen its relationship with existing customers, attract new customers and develop new products that satisfy the quality and price requirements of sporting goods customers.

Licenses, Trademarks and Brand Names

The Company has an agreement and contract with STIGA Sports AB, a 50% owned joint venture, for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA® for the United States and Canada. The Company also owns several registered trademarks and brand names including but not limited to Ping-Pong®, Bear Archery®, Goalrilla™, The Step®, and Wood Play®.

Backlog and Seasonality

Sales are based primarily on standard purchase orders and in most cases orders are shipped within the same month received. Unshipped orders at the end of the fiscal year (backlog) were not material and therefore are not an indicator of future results. Due to diversity in product categories, revenues have not been seasonal and are not expected to be so in the future.

Employees

The number of employees at December 27, 2014 and December 28, 2013 for each business segment were as follows:

	2014	2013
Sporting Goods
USA	372	356
Mexico	83	106
Asia	11	10
	466	472
Discontinued Operations
USA	—	68
Europe	—	91
Asia	—	10
Africa	—	7
	—	176
Total	466	648

The I.U.E./C.W.A. (United Electrical Communication Workers of America, AFL-CIO) represents hourly rated employees at the Escalade Sports’ Evansville, Indiana distribution center. There are approximately 18 covered employees at December 27, 2014. A three year labor contract was negotiated and renewed in April 2013 and expires on April 30, 2016. Management believes it has satisfactory relations with its employees.

Sources of Supplies

Raw materials for Escalade's various product lines consist of wood, steel, aluminum, plastics, fiberglass and packaging. Escalade relies upon suppliers in various countries and upon various third party Asian manufacturers for many of its products. The Company believes that these sources will continue to provide adequate supplies as needed and that all other materials needed for the Company’s various operations are available in adequate quantities from a variety of domestic and foreign sources.

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

The market for sporting goods is highly fragmented and intensely competitive. A majority of the Company’s products are in markets that are experiencing low growth rates. Escalade competes with a variety of regional, national and international manufacturers for customers, employees, products, services and other important aspects of the business. The Company has historically sold a large percentage of its sporting goods products to mass merchandisers and has increasingly attempted to expand sales to specialty retailer and dealer markets. In addition to competition for sales into those distribution channels, vendors also must compete in sporting goods with large format sporting goods stores, traditional sporting goods stores and chains, warehouse clubs, discount stores and department stores. Competition from on-line retailers may also impact sales. Some of the current and potential competitors are larger than Escalade and have substantially greater financial resources that may be devoted to sourcing, promoting and selling their products, and may discount prices more heavily than the Company can afford.

If the Company is unable to predict or effectively react to changes in consumer demand, it may lose customers and sales may decline.

Success depends in part on the ability to anticipate and respond in a timely manner to changing consumer demand and preferences regarding sporting goods. Products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. The Company often makes commitments to manufacture products months in advance of the proposed delivery to customers. If Escalade misjudges the market for products, sales may decline significantly. The Company may have to take significant inventory markdowns on unpopular products that are overproduced and/or miss opportunities for other products that may rise in popularity, both of which could have a negative impact on profitability. A major shift in consumer demand away from sporting goods products could also have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company derives a substantial portion of its revenue from a few significant customers and loss of any of these customers could materially affect our results of operations and financial condition.

The Company has one major customer which accounted for more than ten percent of consolidated gross sales and several other large customers, none of which represent more than ten percent of consolidated gross sales, and historically has derived substantial revenues from these customers. The Company needs to continue to expand its customer base to minimize the effects of the loss of any single customer in the future. If sales to one or more of the large customers would be lost or materially reduced, there can be no assurance that the Company will be able to replace such revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Quarterly operating results are subject to fluctuation.

Operating results have fluctuated from quarter to quarter in the past, and the Company expects that they will continue to do so in the future. Factors that could cause these quarterly fluctuations include the following: international, national and local general economic and market conditions; the size and growth of the overall sporting goods markets; intense competition among manufacturers, marketers, distributors and sellers of products; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal demand for products; the size, timing and mix of purchases of products; fluctuations and difficulty in forecasting operating results; ability to sustain, manage or forecast growth and inventories; new product development and introduction; ability to secure and protect trademarks, patents and other intellectual property; performance and reliability of products; customer service; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation: exchange rates, import duties, tariffs, quotas and political and economic instability; changes in government regulations; any liability and other claims asserted against the Company; ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this Form 10-K and any other filings with the Securities and Exchange Commission.

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

The Company could suffer if it fails to attract and retain skilled management and key personnel.

The Company’s success depends in large part on its ability to attract and retain highly qualified management executives and key personnel. Significant competition for qualified candidates exists in the Company’s business lines and geographic locations. If the Company is not able to hire and retain its executives and key personnel, or if the compensation costs required to attract and retain such individuals becomes more expensive, the Company may suffer adverse consequences to its business, operations, and financial condition.

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

Disruptions to our supply chain could have an adverse impact on our operations.

Many of the Company’s products are manufactured outside the United States. Those products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products could occur due to work stoppages, port strikes, lack of availability of transportation, and other factors beyond the Company’s control. Such delays could impair our ability to timely and efficiently deliver our products, and could adversely impact our operating results.

The Company may be subject to product warranty claims that require the replacement or repair of the product sold. Such warranty claims could adversely affect the Company’s financial position and relationships with its customers.

The Company manufactures and/or distributes a variety of products. From time to time, such products may contain manufacturing defects or design flaws that are not detected prior to sale, particularly as to new product introductions or upon design changes to existing products. The failure to identify and correct manufacturing defects and product design issues prior to the sale of those products could result in product warranty claims that result in costs to replace or repair any such defective products. Because many of the Company’s products are sold to retailers for broad consumer distribution and/or to customers who buy in large quantities, the costs associated with product warranty claims could have a material adverse effect on the Company’s results of operations and financial position. Product warranty claims also could cause customer dissatisfaction that may have a material adverse effect on the Company’s reputation and on the Company’s relationships with its customers, which may result in lost or reduced sales.

The Company may be subject to various types of litigation and the Company’s insurance may not be sufficient to cover damages related to those claims.

From time to time the Company or its subsidiaries may be involved in lawsuits or other claims arising in the course of business, including those related to product liability, consumer protection, employment, intellectual property, torts and other matters, In addition, it may be subject to lawsuits relating to the design, manufacture or distribution of its products. The Company may be subject to lawsuits resulting from injuries associated with the use of sporting goods equipment that it sells and information security and print finishing products that it sold prior to divesting that business. The Company may incur losses relating to these claims or the defense of these claims. There is a risk that claims or liabilities will exceed the Company’s insurance coverage. In addition, the Company may be unable to retain adequate liability insurance in the future. Further, the Company is subject to regulation by the Consumer Product Safety Commission and similar state regulatory agencies. If the Company fails to comply with government and industry safety standards, it may be subject to claims, lawsuits, fines, product recalls and adverse publicity that could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company has operations in Mexico. Foreign operations encounter risks similar to those faced by U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, control over product quality and content, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions. The Company’s business relationships in Asia further increase its exposure to these foreign operating risks, which could have an adverse impact on the Company’s income and profitability.

The Company could be adversely affected by changes in currency exchange rates and/or the value of the United States dollar.

The Company is exposed to risks related to the effects of changes in foreign currency exchange rates and the value of the United States dollar. Changes in currency exchange rates and the value of the United States dollar can have a significant impact on earnings. While the Company carefully watches fluctuations in currency exchange rates, these types of changes can have material adverse effects on the Company’s business, results of operations and financial condition.

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

The Company is in the process of converting its Enterprise Risk Planning (ERP) systems from legacy systems to Epicor. Implementation has been completed for Raleigh, North Carolina, and Rosarito, Mexico locations. The Company intends to complete the conversion of its remaining sites over the next two years. There can be no assurance the Company will have the necessary funds or the staff to fully avail itself of the control features inherent in the system design. Without such utility, the Company management is faced with legacy systems and time consuming efforts to manually consolidate its financial information.

Problems with the Company’s information system software or hardware could disrupt operations and negatively impact financial results and materially adversely affect the Company’s business operations

The Company relies on a suite of applications and third party software to receive and process customer orders and for the core of its manufacturing, distribution, and accounting systems. These systems, if not functioning properly, could disrupt its operations, including the Company’s ability to receive and ship orders and to process financial information or engage in similar normal business activities. Any material disruption, malfunction or other similar problems in or with these systems could negatively impact our financial results and materially adversely affect our business operations.

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

The accounting standard setters, including the Financial Accounting Standards Board and the Securities and Exchange Commission, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be hard to predict and apply and can materially affect how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retrospectively, which may result in the restatement of prior period financial statements.

The Company’s effective tax rate may fluctuate.

The Company is a multi-channel provider of sporting goods and, until October 2014, was a multi-national, multi-channel provider of information security and print finishing products. As a result, the Company’s effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which the Company operates. The effective tax rate may be lower or higher than its tax rates have been in the past due to numerous factors, including the sources of income, any agreement with taxing authorities in various jurisdictions, the tax filing positions taken in various jurisdictions and changes in the political environment in the jurisdictions in which the Company operates. The Company bases estimates of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to the Company and to estimates of the amount of business likely to be done in any given jurisdiction. The loss of one or more agreements with taxing jurisdictions, a change in the mix of business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws and any of the multiple jurisdictions in which the Company operates, or adverse outcomes from tax audits that the Company may be subject to in any of the jurisdictions in which the Company operates, could result in an unfavorable change in the effective tax rate which could have an adverse effect on the Company’s business and results of operations.

The market price of the Company’s common stock is likely to be highly volatile as the stock market in general can be highly volatile.

The public trading of the Company’s common stock is based on many factors which could cause fluctuation in the Company’s stock price. These factors may include, among other things:

•	General economic and market conditions;
•	Actual or anticipated variations in quarterly operating results;
•	Limited research coverage by securities analysts;
•	Relatively low market capitalization resulting in low trading volume in the Company’s stock;
•	If securities analysts provide coverage, our inability to meet or exceed securities analysts' estimates or expectations;
•	Conditions or trends in the Company’s industries;
•	Changes in the market valuations of other companies in the Company’s industries;
•	Announcements by the Company or the Company’s competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;
•	Capital commitments;
•	Additions or departures of key personnel;
•	Sales and repurchases of the Company’s common stock; and
•	The ability to maintain listing of the Company’s common stock on the NASDAQ Global Market.

Many of these factors are beyond the Company’s control. These factors may cause the market price of the Company’s common stock to decline, regardless of operating performance.

If we are unable to pay quarterly dividends at intended levels, our reputation and stock price may be harmed.

Our quarterly cash dividend is currently $0.10 per common share. The dividend program requires the use of a portion of our cash flow. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors (Board) may, at its discretion, increase or decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

At December 27, 2014, the Company owned or operated from the following locations:

Location	Square Footage	Owned or Leased	Use

Evansville, Indiana, USA	380,200	Owned	Distribution; sales and marketing; administration
Rosarito, Mexico	174,700	Owned	Manufacturing and distribution
Olney, Illinois, USA	108,500	Leased	Manufacturing and distribution
Gainesville, Florida, USA	154,200	Owned	Manufacturing and distribution
Raleigh, N. Carolina, USA	88,800	Leased	Manufacturing and distribution
Jacksonville, Florida, USA	31,800	Leased	Distribution; sales and marketing
Shanghai, China	1,130	Leased	Sales and sourcing
Wabash, Indiana, USA	141,000	Owned	Facility is leased to third party. Location is not used for operations of the Company.

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

Part II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded under the symbol “ESCA” on the NASDAQ Global Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the NASDAQ Global Market:

Prices	High	Low

2014
Fourth quarter ended December 27, 2014	$14.47	$11.18
Third quarter ended October 4, 2014	16.77	11.78
Second quarter ended July 12, 2014	16.83	12.58
First quarter ended March 22, 2014	12.77	10.61
2013
Fourth quarter ended December 28, 2013	$12.41	$8.18
Third quarter ended October 5, 2013	8.70	6.32
Second quarter ended July 13, 2013	6.48	5.72
First quarter ended March 23, 2013	6.20	5.21
2012
Fourth quarter ended December 29, 2012	$5.54	$4.67
Third quarter ended October 6, 2012	6.09	5.05
Second quarter ended July 14, 2012	6.10	5.15
First quarter ended March 24, 2012	6.06	4.31

The closing market price on February 11, 2015 was $15.79 per share.

During 2013, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. At the August 2014 meeting of the Board of Directors, the Company established the annual rate to be $0.40 per share, or $0.10 per share quarterly. Dividends issued/declared during 2013 and 2014 are as follows:

Record Date	Payment Date	Amount per Common Share
March 14, 2013	March 20, 2013	$0.08
June 13, 2013	June 20, 2013	$0.08
September 13, 2013	September 20, 2013	$0.09
December 13, 2013	December 20, 2013	$0.09
March 13, 2014	March 20, 2014	$0.09
June 12, 2014	June 19, 2014	$0.09
September 14, 2014	September 21, 2014	$0.10
December 12, 2014	December 19, 2014	$0.10

There were approximately 158 holders of record of the Company's Common Stock at February 11, 2015. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 1,931.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock with that of the cumulative total return on the NASDAQ 100 and the NASDAQ US Benchmark TR Index for the five year period ended December 31, 2014. The following information is based on an investment of $100, on December 31, 2009, in the Company’s common stock, the NASDAQ 100 and the NASDAQ US Benchmark TR Index, with dividends reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	2009	2010	2011	2012	2013	2014
Escalade Common Stock	100	257	179	210	475	608
NASDAQ 100 (OMX)	100	120	125	147	202	241
NASDAQ US Benchmark TR Index (OMX)	100	118	118	137	183	206

The performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 10/4/2014 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939

Fourth quarter purchases:
10/5/2014 – 11/01/2014	None	None	None	No Change
11/2/2014 – 11/29/2014	None	None	None	No Change
11/30/2014 – 12/27/2014	None	None	None	No Change

Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ITEM 6—SELECTED FINANCIAL DATA

(In thousands, except per share data)

At and For Years Ended	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011	December 25, 2010
Income Statement Data
Net revenue
Sporting Goods	$137,975	$132,991	$112,599	$96,971	$85,815
Discontinued Operations	20,865	30,686	34,990	37,279	34,841
Total net sales	158,840	163,677	147,589	134,250	120,656
Net income (loss)	11,817	9,805	(4,930)	4,441	6,059
Weighted-average shares	13,853	13,506	13,244	12,849	12,726
Per Share Data
Basic earnings (loss) per share	$0.85	$0.73	$(0.37)	$0.35	$0.48
Cash dividends	$0.38	$0.34	$0.31	$0.32	$0.10
Balance Sheet Data
Working capital	37,105	37,537	32,656	29,496	24,132
Total assets	127,881	141,974	125,740	130,115	127,553
Short-term debt	17,786	23,263	19,070	16,947	11,407
Long-term debt	3,360	4,946	3,500	5,000	7,500
Total stockholders' equity	89,779	87,955	80,457	87,565	87,030

Fiscal year 2014 was positively impacted by increased sales in the Sporting Goods segment. Net income was negatively impacted by the divestiture of the Information Security and Print Finishing segment of $9.6 million partially off-set by a tax benefit of $6.1 million.

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

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, Escalade’s ability to achieve its business objectives, especially with respect to its Sporting Goods business on which it has chosen to focus, Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and the divestiture of its Information Security and Print Finishing segment, the continuation and development of key customer and supplier relationships, disruptions or delays in our supply chain, Escalade’s ability to control costs, general economic conditions, fluctuation in operating results, changes in foreign currency exchange rates, changes in the securities market, Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

Due to the planned exit from the Information Security and Print Finishing segment, effective as of its second quarter ended July 12, 2014, the Company began reporting results of its Information Security and Print Finishing business as discontinued operations, which are excluded from the results of continuing operations. Under terms of the final agreement of the Information Security business divestiture, the Company contributed to its international Information Security operations, all claims related to intercompany debt of this operation prior to the divestiture. The Company also assumed the foreign tax liability related to this gain. The Company was able to utilize previously reserved net operating loss carry-forwards to offset the majority of this tax liability.

As a result of the divestiture of the Information Security and Print Finishing segment, the Company incurred a loss on disposal of assets of $9.6 million, income from reclassification of accumulated other comprehensive income from foreign currency translation adjustments of $2.6 million and a tax benefit of $6.1 million. For more information relating to the Information Security and Print Finishing segment, see Note 11 – Discontinued Operations, and Note 14 – Segment Information, to the financial statements included under Item 1 of this Form 10-K.

The Company is solely focused on growing its Sporting Goods segment through organic growth of existing categories, strategic acquisitions, and new product development now that the businesses comprising the Information Security and Print Finishing segment have been divested. The Sporting Goods segment competes in a variety of categories including basketball goals, archery, indoor and outdoor game recreation and fitness products. Strong brands and on-going investment in product development provide a solid foundation for building customer loyalty and continued growth.

Within the sporting goods industry, the Company has successfully built a robust market presence in several niche markets. This strategy is heavily dependent on expanding our customer base, barriers to entry, strong brands, excellent customer service and a commitment to innovation. A key strategic advantage is the Company’s established relationships with major customers that allow the Company to bring new products to market in a cost effective manner while maintaining a diversified portfolio of products to meet the demands of consumers. In addition to strategic customer relations, the Company has substantial manufacturing and import experience that enable it to be a low cost supplier. Concentrated focus on the sporting goods industry will allow the Company to leverage its strength in these markets.

A majority of the Company's products are in markets that are currently experiencing low growth rates. Where the Company enjoys a commanding market position, such as table tennis tables, revenue growth is expected to be roughly equal to general macro-economic consumer trends.

To enhance growth opportunities, the Company has focused on promoting new product innovation and development and brand marketing. In addition, the Company has embarked on a strategy of acquiring companies or product lines that complement or expand the Company's existing product lines or provide expansion into new or emerging categories in sporting goods. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing Company structure. The Company also sometimes divests or discontinues certain operations, assets, and products that do not perform to the Company's expectations or no longer fit with the Company's strategic objectives.

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

Management believes that key indicators in measuring the success of these strategies are revenue growth, earnings growth, new product introductions, and the expansion of channels of distribution. The following table sets forth the annual percentage change in revenues and net income (loss) over the past three years:

	2014	2013	2012

Net revenue
Sporting Goods	3.7%	18.1%	16.1%
Discontinued Operations	(32.0)%	(12.3)%	(6.1)%
Total	(3.0)%	10.9%	9.9%

Net income (loss)
Sporting Goods	2.8%	31.4%	39.0%
Discontinued Operations	45.2%	82.2%	(1,602.8)%
Total	20.5%	298.9%	(211.0)%

Excluding the impact of goodwill and intangible asset impairment in 2012, the annual percentage of change in total net income would have been an increase of 11.0% in 2013 and 23.6% in 2012.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data (excluding Discontinued Operations) as a percentage of net revenue:

	2014	2013	2012
Net revenue	100.0%	100.0%	100.0%
Cost of products sold	70.2%	69.9%	71.0%
Gross margin	29.8%	30.1%	29.0%
Selling, administrative and general expenses	16.6%	16.1%	16.4%
Amortization	1.9%	1.8%	1.9%
Operating income (loss)	11.3%	12.2%	10.7%

Revenue and Gross Margin

Sales growth across most sales channels of the Sporting Goods segment resulted in an overall increase of 3.7% in Sporting Goods net revenues for 2014 compared to 2013.

The overall gross margin percentage decreased slightly to 29.8% in 2014 compared with 30.1% in 2013 due to increased research and development spending on new products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $22.9 million in 2014 compared to $21.5 million in 2013, an increase of $1.4 million or 6.9%. SG&A as a percent of sales is 16.6% in 2014 compared with 16.1% in 2013. The increase in SG&A are primarily due to increased marketing efforts in new categories acquired during 2014 as well as new products to be introduced in future years.

Other Income

Other income increased in 2014 to $4.7 million compared with $2.9 million in 2013, an increase of 61.1%. Income from the non-marketable equity investments was $3.9 million in 2014 compared with $2.9 million in 2013. 2014 included $0.6 million of insurance proceeds due to roof damage that the company will use to make facility repairs in 2015. Operating losses for Escalade International, Ltd. equity method investment in 2013 was $0.6 million. This entity was fully liquidated in 2013.

Provision for Income Taxes

The effective tax rate for 2014 is 2.8%. The lower 2014 tax rate is primarily driven by reductions in valuation allowance reserves for foreign net operating losses utilized in the divested Information Security and Print Finishing businesses due to cancelation of indebtedness and the foreign exchange gain on the sale of the Information Security investment.   The higher 2013 tax rate of 41.2% is primarily driven by increases in valuation allowance reserves for foreign net operating losses generated in the Information Security and Print Finishing business. The effective income tax rate in 2012 was impacted by the goodwill and intangible asset impairment write-down which is not deductible for income tax purposes.  Excluding the effect of the goodwill and intangible asset impairment, the effective tax rate for 2012 would have been 33.2% compared with 35.4% for 2011.  The effective tax rate for 2012 was lower due to the release of valuation allowances on state credits.

Sporting Goods

Net revenues, operating income, and net income for the Sporting Goods segment for the three years ended December 27, 2014 were as follows:

In Thousands	2014	2013	2012

Net revenue	$137,975	$132,991	$112,600
Operating income	18,194	18,469	14,160
Net income	11,394	11,087	8,433

Net revenue increased 3.7% in 2014 compared to 2013 with growth coming from most sales channels in the Sporting Goods segment. The Company continues to aggressively pursue opportunities to increase revenue through introduction of new products, expansion of product distribution, acquisitions, and increased investment in consumer marketing. Sales channels are predominately mass market retail customers, specialty retailers, and dealers. During the fourth quarter, the Company strengthened its product offerings with the acquisition of the business and assets of Cue & Case Sales, Inc., a leader in specialty billiard accessories.

Gross margin and profitability slightly decreased in 2014 compared with 2013. The gross margin ratio in 2014 declined slightly to 29.8% compared to 30.1% in the prior year due to increased research and development spending on new products. Operating income as a percentage of net revenue decreased to 13.2% in 2014 compared to 13.9% in 2013. Management anticipates additional sales growth in 2015.

Information Security and Print Finishing

On June 30, 2014, the Company announced the sale of its Print Finishing business. On October 1, 2014, the Company announced the sale of its Information Security business. The divestiture of these two divisions accomplishes the Company’s complete exit from the Information Security and Print Finishing segment. Due to the exit from the Information Security and Print Finishing segment, effective as of its second quarter ended July 12, 2014, the Company began reporting results of its Information Security and Print Finishing business as discontinued operations, which are excluded from the results of continuing operations.

As a result of the divestiture of the Information Security and Print Finishing segment, the Company incurred a loss on disposal of assets of $9.6 million, income from reclassification of accumulated other comprehensive income from foreign currency translation adjustments of $2.6 million and a tax benefit of $6.1 million. For more information relating to the Information Security and Print Finishing segment, see Note 11 – Discontinued Operations, and Note 14 – Segment Information, to the financial statements included under Item 1 of this Form 10-K.

Financial Condition and Liquidity

The current ratio, a basic measure of liquidity (current assets divided by current liabilities), increased to 2.2 in 2014 compared to 1.9 in 2013. The Company was able to decrease receivable levels to $32.2 million in 2014 compared with $38.3 million in 2013 which was partially off-set by an increase in inventory to $23.8 million in 2014 from $18.9 million in 2013. Total notes payable and long-term debt decreased to $21.1 million, down from $28.2 million in 2013. Total notes payable and long-term debt as a percentage of stockholders equity improved to 23.6% in 2014, up from 32.1% in 2013.

The Company’s working capital requirements are primarily funded through cash flows from operations and revolving credit agreements with its bank. During 2014, the Company’s maximum borrowings under its primary revolving credit lines and overdraft facility totaled $30.6 million compared to $29.8 million in 2013. Total notes payable and long-term debt decreased $7.1 million in 2014 as compared with 2013. The debt decrease was primarily driven by the proceeds received in the sale of the Information Security and Print Finished businesses. The overall effective interest rate in 2014 was 3.0% which was down from the effective rate of 3.4% in 2013. The Company’s credit agreement with its primary bank lender, JPMorgan Chase Bank, N.A., matures as of August 27, 2016 for the senior revolving credit facility and the term loan matures as of August 27, 2018. The Company has a long standing relationship with its primary bank lender and has met all financial covenants under the new agreement which was last amended as of November 13, 2013.

The Company’s cash remains stable compared with prior year due to the utilization of the revolving credit agreement facility to fund working capital needs. Operating cash flows were used to fund the recent Cue & Case acquisition and to pay shareholder dividends.

In 2015, the Company estimates capital expenditures to be approximately $7.0 million.

The Company expects improvements in its overall sales levels for fiscal year 2015 compared with 2014 as a result of new product offerings and expanded customer base. The Company believes that cash generated from its projected 2015 operations and the commitment of borrowings from its primary lender will provide it with sufficient cash flows for its operations.

It is possible that if the economic conditions deteriorate, this could have adverse effects on the Company’s ability to operate profitably during fiscal year 2015. To the extent that occurs, management will pursue cost reduction initiatives and consider realignment of its infrastructure in an effort to match the Company’s overhead and cost structure with the sales level dictated by current market conditions.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under the sub-heading “New Accounting Pronouncements”.

Off Balance Sheet Financing Arrangements

The Company has no financing arrangements that are not recorded on the Company’s balance sheet.

Contractual Obligations

The following schedule summarizes the Company’s material contractual obligations as of December 27, 2014:

Amounts in thousands	Total	2015	2016 - 2017	2018 - 2019	Thereafter

Debt	$21,146	$17,786	$2,610	$750	$—
Future interest payments (1)	754	638	105	11	—
Operating leases	1,840	601	753	402	84
Minimum payments under royalty and license agreements	1,770	475	920	375	—
Total	$25,510	$19,500	$4,388	$1,538	$84

Note:

(1) Assumes that the Company will not increase borrowings under its long-term credit agreements and that the effective interest rate experienced in 2014 of 3.0% will continue for the life of the agreements.

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

The Company has one reporting unit that is identical to our operating segment, Sporting Goods. Of the total recorded goodwill of $14.9 million at December 27, 2014, the entire amount was allocated to the Escalade Sports reporting unit. The results of the qualitative impairment assessment of the Escalade Sports reporting unit indicated that the fair value of the invested capital exceeded the carrying value of the invested capital as of December 27, 2014.

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

Non-Marketable Equity Method Investments

The Company has minority equity positions in companies strategically related to the Company’s business, but does not have control over these companies. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income (loss) is recorded in other income on the consolidated statements of operations. The proportionate share of net income was $3.9 million, $2.9 million and $3.0 million in 2014, 2013 and 2012, respectively. Total cash dividends received from these equity investments amounted to $919 thousand, $617 thousand, and $444 thousand in 2014, 2013 and 2012, respectively. The Company considers whether the fair values of any of its equity investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value.

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

Capital Expenditures

As of December 27, 2014, the Company had no material commitments for capital expenditures. In 2015, the Company estimates capital expenditures to be approximately $7.0 million. We intend to continue the implementation of the integrated information system at our remaining locations. The Company adopted a phased implementation of the integrated information system to minimize the risk of business interruption. The implementation began in 2012 and to date the Raleigh, North Carolina, and Rosarito, Mexico are fully operational on the new system.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. The Company attempts to minimize these risks through regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. During fiscal 2014, there were no derivatives in use. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

Interest Rates

The Company’s exposure to market-rate risk for changes in interest rates relates primarily to its revolving variable rate bank debt which is based on both LIBOR and EURIBOR interest rates. A hypothetical 1% or 100 basis point change in interest rates would not have a significant effect on our consolidated financial position or results of operation.

Foreign Currency

The Company conducts business in various countries around the world and is therefore subject to risks associated with fluctuating foreign exchange rates. The Sporting Goods foreign currency transactions are denominated primarily in Mexican Peso and Chinese Yuan. The Company has a 50% interest in a joint venture, Stiga, which is denominated in Swedish Krona. Revenue from discontinued operations was generated from the operations of the Company’s subsidiaries in their respective countries and surrounding geographic areas and was primarily denominated in each subsidiary’s local functional currency. These former subsidiaries incurred most of their expenses (other than inter-company expenses) in their local functional currency and include the Euro, Great Britain Pound Sterling, Mexican Peso, Chinese Yuan, Swedish Krona and South African Rand.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A —CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Escalade maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, could provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

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

The management of Escalade assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (published in 1992) and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. This assessment excluded internal control over financial reporting for the operations of Cue & Case Sales, Inc., as allowed by the SEC for current year acquisitions. Substantially all of the assets of Cue & Case Sales, Inc. were acquired on October 22, 2014 and represented 8.3% of assets as December 27, 2014 and 1.6% of consolidated nets sales for the year ended December 27 2014. Based on this assessment, management believes that, as of December 27, 2014, the Company’s internal control over financial reporting was effective.

This annual report on Form 10-K includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report regarding internal control over financial reporting is subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission. In addition, this report by management regarding internal control over financial reporting is specifically not incorporated by reference into this annual report on Form 10-K or into any other filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

/s/ Robert J. Keller, Chief Executive Officer	/s/ Stephen R. Wawrin, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2014. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 24, 2015 under the captions “Certain Beneficial Owners,” “Election of Directors,” “Executive Officers of the Registrant,” “Board of Directors, Its Committees, Meetings and Functions,” and “Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11— EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 24, 2015 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of Compensation Committee” and “Executive Compensation” and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appears under the caption “Report of Compensation Committee” is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 24, 2015 under the captions “Certain Beneficial Owners” and “Election of Directors” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders (1)	344,375	$6.08	1,179,662
Equity compensation plans not approved by security holders	—	—	—
Total	344,375		1,179,662

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

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on April 24, 2015 under the captions “Election of Directors” and “Board of Directors, Its Committees, Meetings and Functions” and is incorporated herein by reference. The information required by Item 404 of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 24, 2015 under the caption “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 24, 2015 under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

Part IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as a part of this report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated financial statements of Escalade, Incorporated and subsidiaries:

Consolidated balance sheets—December 27, 2014 and December 28, 2013

Consolidated statements of operations—fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012

Consolidated statements of comprehensive income (loss)—fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012

Consolidated statements of stockholders’ equity—fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012

Consolidated statements of cash flows—fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012

Notes to consolidated financial statements

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(3)	Exhibits
2.1	Agreement dated as of October 1, 2014 for the Sale and Purchase of all of the Shares in intimus International GmbH and Olympia Business Systems, Inc. among Wedcor Holdings, Inc. as Seller, Pitney Bowes Espana, S.A.U. as Buyer, and PHI Fund II, F.C.R. de Regimen Simplificado as Guarantor (without exhibits and schedules, which Escalade has determined are not material) (p)
2.2	Asset Sale and Purchase Agreement dated as of October 1, 2014 between Olympia Business Systems, Inc. as purchaser and Wedcor Holdings, Inc. as seller (without exhibits and schedules, which Escalade has determined are not material) (p)
3.1	Articles of Incorporation of Escalade, Incorporated (b)
3.2	Amended By-Laws of Escalade, Incorporated (n)
4.1	Form of Escalade, Incorporated's common stock certificate (a)
10.1	Licensing agreement between Sweden Table Tennis AB and Indian Industries, Inc. dated January 1, 1995 (c)
10.2	First Amended and Restated Credit Agreement dated as of August 27, 2013 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (k)

10.3	First Amendment dated as of November 13, 2013 to First Amended and Restated Credit Agreement by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (l)
10.4	Second Amendment dated as of June 30, 2014 to the First Amended and Restated Credit Agreement dated as of August 23, 2013 among Escalade, Incorporated and JP Morgan Chase Bank, N.A. (without exhibits and schedules, which Escalade has determined are not material) (o)
10.5	Third Amendment dated as of October 1, 2014 to the First Amended and Restated Credit Agreement dated as of August 23, 2013 among Escalade, Incorporated and JPMorgan Chase Bank, N.A. (without exhibits and schedules, which Escalade has determined are not material) (p)
10.6	Pledge and Security Agreement dated as of April 30, 2009 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (without exhibits and schedules, which Escalade has determined are not material) (f)
10.7	Form of Pledge and Security Agreement dated as of April 30, 2009 with JPMorgan Chase Bank, N.A. (f) (g)
10.8	Form of Unlimited Continuing Guaranty dated as of April 30, 2009 in favor of JPMorgan Chase Bank, N.A. (f) (g)
10.9	Loan Agreement dated September 1, 1998 between Martin Yale Industries, Inc. and City of Wabash, Indiana (d)
10.10	Trust Indenture between the City of Wabash, Indiana and Bank One Trust Company, NA as Trustee dated September 1, 1998 relating to the Adjustable Rate Economic Development Revenue Refunding Bonds, Series 1998 (Martin Yale Industries, Inc. Project) (d)

(4)	Executive Compensation Plans and Arrangements
10.11	Incentive Compensation Plan for Escalade, Incorporated and its subsidiaries (a)
10.12	Escalade Incorporated 2007 Incentive Plan, as amended, incorporated by reference herein from Annex 1 and 2 to the Registrant’s 2012 Definitive Proxy Statement (i)
10.13	Form of Stock Option Award Agreement utilized in Stock Option grants to employees pursuant to the Escalade, Incorporated 2007 Incentive Plan (h)
10.14	Form of Stock Option Award Agreement utilized in Stock Option grants to Directors pursuant to the Escalade, Incorporated 2007 Incentive Plan (h)
10.15	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants pursuant to the Escalade Incorporated 2007 Incentive Plan. (e)
10.16	Executive Severance agreement, dated September 14, 2012 between Robert Keller and Escalade, Inc. (j)
10.17	Agreement and Release dated November 11, 2014 between Deborah J. Meinert and Escalade, Inc. (q)
10.18	Escalade, Incorporated schedule of Directors Compensation
10.19	Escalade, Incorporated schedule of Executive Officers Compensation

21	Subsidiaries of the Registrant
23.1	Consent of BKD, LLP
23.2	Consent of FALK GmbH & Co KG
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer Section 1350 Certification
32.2	Chief Financial Officer Section 1350 Certification

(a)	Incorporated by reference from the Company’s Form S-2 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987
(b)	Incorporated by reference from the Company's 2007 First Quarter Report on Form 10-Q
(c)	Incorporated by reference from the Company's 1995 Annual Report on Form 10-K
(d)	Incorporated by reference from the Company's 1998 Third Quarter Report on Form 10-Q
(e)	Incorporated by reference from the Company's Form 8-K filed on March 3, 2008
(f)	Incorporated by reference from the Company's Form 8-K filed on May 6, 2009
(g)	Each of Escalade’s nine domestic subsidiaries has entered into the identical form of Pledge and Security Agreement and form of Unlimited Continuing Guaranty. Those eleven domestic subsidiaries are: Indian Industries, Inc.; Harvard Sports, Inc.; Wedcor Holdings, Inc..; U.S. Weight, Inc.; Bear Archery, Inc.; Escalade Sports Playground, Inc.; EIM Company, Inc.; SOP Services, Inc.; and Escalade Insurance, Inc.
(h)	Incorporated by reference from the Company’s 2009 Annual Report on Form 10-K filed on March 5, 2010
(i)	Incorporated by reference from the Company’s 2012 Proxy Statement
(j)	Incorporated by reference from the Company’s Form 8-K filed on September 19, 2012
(k)	Incorporated by reference from the Company’s Form 8-K filed on August 28, 2013
(l)	Incorporated by reference from the Company’s Form 8-K filed on November 14, 2013

(m)	Incorporated by reference from the Company’s Form 8-K filed on November 25, 2013
(n)	Incorporated by reference from the Company’s 2014 First Quarter Report on Form 10-Q filed on April 22, 2014
(o)	Incorporated by reference from the Company’s Form 8-K filed on July 3, 2014
(p)	Incorporated by reference from the Company’s Form 8-K filed on October 6, 2014
(q)	Incorporated by reference from the Company’s Form 8-K filed on November 12, 2014

Escalade, Incorporated and Subsidiaries

Index to Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants’ Reports are submitted herewith:

Reports of Independent Registered Public Accounting Firms

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated (Company) as of December 27, 2014, and December 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 27, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2013 and 2012 financial statements (consisting of the balance sheet and related statement of operations) of Martin Yale International, GmbH, a wholly owned subsidiary, which statements were presented on the basis of accounting principles generally accepted in Germany and reflect total assets of $12,102 and $13,194 and net sales of $15,000 and $15,226 (dollars in thousands) for 2013 and 2012, respectively, included in the related consolidated financial statement amounts as of and for the years ended December 28, 2013, and December 29, 2012, respectively. Those balance sheets and statements of operations for Martin Yale International, GmbH are based solely on the reports of the other accountants.

Our audits also included auditing adjustments to convert the balance sheets and statements of operations of Martin Yale International, GmbH into accounting principles generally accepted in the United States of America for purposes of consolidation. Our audits also included auditing the amounts reflected in the consolidated statements of comprehensive income (loss), cash flows and stockholders’ equity for Martin Yale International, GmbH.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2014, and December 28, 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control-Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP
Evansville, Indiana
February 25, 2015

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

We have audited Escalade, Incorporated’s (Company) internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control - Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As permitted, the Company excluded the operations of Cue & Case Sales, Inc., a billiard accessories business acquired on October 20, 2014, from the scope of management’s report on internal control over financial reporting. As such, this entity has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control - Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated February 25, 2015, expressed an unqualified opinion thereon.

/s/ BKD, LLP
Evansville, Indiana
February 25, 2015

Escalade, Incorporated and Subsidiaries

Consolidated Balance Sheets

All Amounts in Thousands Except Share Information	December 27, 2014	December 28, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$3,232	$1,091
Time deposits	1,450	1,700
Receivables, less allowances of $900 and $1,104	32,150	38,271
Inventories	23,775	18,941
Prepaid expenses	1,622	1,610
Deferred income tax benefit	925	2,189
Prepaid income tax	5,697	853
Assets held for sale	—	16,561
TOTAL CURRENT ASSETS	68,851	81,216

Property, plant and equipment, net	11,596	10,635
Intangible assets	13,465	10,999
Goodwill	14,875	13,113
Investments	18,949	19,455
Other assets	145	86
Assets held for sale	—	6,470
TOTAL ASSETS	$127,881	$141,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$16,200	$21,700
Current portion of long-term debt	1,586	1,563
Trade accounts payable	1,853	2,055
Accrued liabilities	12,107	11,521
Liabilities held for sale	—	6,840
TOTAL CURRENT LIABILITIES	31,746	43,679

Long-term debt	3,360	4,946
Deferred income tax liability	2,996	5,394
TOTAL LIABILITIES	38,102	54,019

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock
Authorized: 1,000,000 shares, no par value, none issued
Common stock
Authorized: 30,000,000 shares, no par value
Issued and outstanding: 2014 —13,998,090 shares, 2013 —13,656,557 shares	13,998	13,657
Retained earnings	77,745	69,379
Accumulated other comprehensive income (loss)	(1,964)	4,919
TOTAL STOCKHOLDERS’ EQUITY	89,779	87,955
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,881	$141,974

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Operations

	Years Ended
All Amounts in Thousands Except Per Share Data	December 27, 2014	December 28, 2013	December 29, 2012

Net Sales	$137,975	$132,991	$112,600

Costs, Expenses and Other Income
Cost of products sold	96,912	92,991	79,932
Selling, administrative and general expenses	22,938	21,453	18,450
Amortization	2,621	2,363	2,174

Operating Income	15,504	16,184	12,044

Interest expense	447	404	88
Other expense (income)	(4,726)	(2,934)	(3,028)
Equity method investment impairment	—	—	382

Income Before Income Taxes from Continuing Operations	19,783	18,714	14,602

Provision for Income Taxes from Continuing Operations	6,438	6,119	3,848

Net Income from Continuing Operations	13,345	12,595	10,754

Discontinued Operations
Loss from operations	(611)	(2,026)	(15,140)
Loss on classification as held for sale	(12,945)	—	—
Gain on disposal (includes $2,565 of accumulated other comprehensive income reclassification from foreign currency translation adjustment)	5,929	—	—
Provision (benefit) for income taxes	(6,099)	764	544
Net Loss from Discontinued Operations	(1,528)	(2,790)	(15,684)

Net Income (Loss)	$11,817	$9,805	$(4,930)

Basic Earnings Per Share Data:
Income from continuing operations	$0.96	$0.93	$0.81
Loss from discontinued operations	(0.11)	(0.20)	(1.18)
Net Income (Loss)	$0.85	$0.73	$(0.37)

Diluted Earnings Per Share Data:
Income from continuing operations	$0.95	$0.92	$0.80
Loss from discontinued operations	(0.11)	(0.20)	(1.17)
Net Income (Loss)	$0.84	$0.72	$(0.37)

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended
All Amounts in Thousands	December 27, 2014	December 28, 2013	December 29, 2012

Net Income (Loss)	$11,817	$9,805	$(4,930)

Foreign currency translation adjustment before reclassifications	(4,318)	826	760
Amounts reclassified from comprehensive income due to divesture	(2,565)	—	—

Comprehensive Income (Loss)	$4,934	$10,631	$(4,170)

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
All Amounts in Thousands	Shares	Amount	Earnings	Income (Loss)	Total

Balances at December 31, 2011	12,884	$12,884	$71,348	$3,333	$87,565

Other comprehensive income				760	760
Net loss			(4,930)		(4,930)
Expense of stock options			574		574
Exercise of stock options	504	504	(63)		441
Settlement of restricted stock units	3	3	(3)		—
Dividends declared			(4,150)		(4,150)
Stock issued to directors as compensation	36	36	161		197

Balances at December 29, 2012	13,427	$13,427	$62,937	$4,093	$80,457

Other comprehensive income				826	826
Net income			9,805		9,805
Expense of stock options			557		557
Exercise of stock options	184	184	452		636
Settlement of restricted stock units	17	17	(17)		—
Tax benefit from settlement of stock compensation			110		110
Dividends declared			(4,622)		(4,622)
Stock issued to directors as compensation	29	29	157		186

Balances at December 28, 2013	13,657	$13,657	$69,379	$4,919	$87,955

Other comprehensive loss				(6,883)	(6,883)
Net income			11,817		11,817
Expense of stock options			716		716
Exercise of stock options	301	301	1,085		1,386
Settlement of restricted stock units	34	34	(34)		—
Dividends declared			(5,294)		(5,294)
Stock issued to directors as compensation	6	6	76		82

Balances at December 27, 2014	13,998	$13,998	$77,455	$(1,964)	$89,779

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
All Amounts in Thousands	December 27, 2014	December 28, 2013	December 29, 2012
Operating Activities:
Net Income (Loss)	$11,817	$9,805	$(4,930)
Reconciling adjustments:
Depreciation and amortization	4,383	3,844	3,398
Equity method investment impairment charges	—	—	382
Provision for doubtful accounts	(245)	317	88
Stock option and restricted stock unit expense	716	557	574
Equity in net income of joint venture investments	(3,923)	(2,934)	(2,998)
Deferred income taxes	(1,197)	896	590
Additional discontinued operations activities	6,672	2,896	15,942
Gain from insurance proceeds for involuntary conversion	(603)	—	—
Loss (gain) on disposals of assets	(10)	—	39
Changes in
Accounts receivable	6,739	(10,090)	(6,574)
Inventories	(1,559)	3,086	(3,039)
Prepaids	(4,658)	(548)	102
Other assets	—	35	(166)
Income tax payable	—	(710)	773
Accounts payable and accrued expenses	245	1,236	1,933
Net cash provided by operating activities	18,377	8,390	6,114
Investing Activities:
Purchase of property and equipment	(2,663)	(2,169)	(2,065)
Acquisitions	(10,630)	(6,485)	(1,250)
Net sale (purchase) of short-term time deposits	250	(500)	(250)
Dividends received from equity method investments	919	617	444
Discontinued operations activities	5,700	(186)	(358)
Proceeds from insurance for involuntary conversion	603	—	—
Proceeds from sale of property and equipment	26	1	16
Net cash (used in) investing activities	(5,795)	(8,722)	(3,463)
Financing Activities:
Dividends paid	(5,294)	(4,622)	(5,076)
Net (decrease) increase in overdraft facility	—	(2,452)	203
Net (decrease) increase in notes payable	(5,500)	4,345	1,920
Proceeds from exercise of stock options	1,386	636	441
Proceeds from restated credit agreement	—	1,000	—
Change in long-term debt	(1,563)	446	(1,500)
Tax benefit from settlement of stock compensation	—	110	—
Director stock compensation	82	186	197
Net cash (used in) financing activities	(10,889)	(351)	(3,815)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(807)	485	(113)
Increase (Decrease) in Cash and Cash Equivalents	886	(198)	(1,277)
Cash and Cash Equivalents, beginning of year (includes $1,255, $1,050 and $1,003 respectively of cash reported as assets held for sale)	2,346	2,544	3,821
Cash and Cash Equivalents, end of year (includes zero, $1,255 and $1,050 respectively of cash reported as assets held for sale)	$3,232	$2,346	$2,544
Supplemental Cash Flows Information
Interest paid	$600	$809	$640
Income taxes paid	$5,208	$4,546	$3,364
Seller note issued in purchase of real estate	—	$2,300	—
Dividends payable	—	—	—
The Company purchased substantially all of the business and assets of Cue & Case Sales, Inc. for $10.4 million. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$10,577
Cash paid for assets	10,438
Liabilities assumed	$139

See notes to consolidated financial statements.

Note 1 —     Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Escalade, Incorporated and its wholly-owned subsidiaries (Escalade, the Company, we, us or our) are engaged in the manufacture and sale of sporting goods products. On June 30, 2014, the Company announced the sale of its Print Finishing business. On October 1, 2014, the Company announced the sale of its Information Security business. The divestiture of these two divisions accomplishes the Company’s complete exit from the Information Security and Print Finishing segment that is reported as discontinued operations. The Company is headquartered in Evansville, Indiana and has manufacturing facilities in the United States of America and Mexico. The Company sells products to customers primarily in North America with minimal sales throughout the remainder of the world.

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

Fiscal Year End

The Company’s fiscal year is a 52 or 53 week period ending on the last Saturday in December. Fiscal year 2014 was 52 weeks long, ending on December 27, 2014. Fiscal year 2013 was 52 weeks long, ending on December 28, 2013. Fiscal year 2012 was 52 weeks long, ending on December 29, 2012.

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

Inventories

Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower of cost or market. This inventory valuation reserve totaled $537 thousand and $469 thousand at fiscal year-end 2014 and 2013, respectively. Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

In Thousands	2014	2013

Raw materials	$3,950	$3,317
Work in process	3,967	3,357
Finished goods	15,858	12,267
	$23,775	$18,941

Additionally, the Company had inventory totaling zero and $9,366 that has been reclassified to assets held for sale at December 27, 2014 and December 28, 2013, respectively.

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

In Thousands	2014	2013

Land	$2,049	$2,049
Buildings and leasehold improvements	16,951	16,028
Machinery and equipment	19,852	17,927
Total cost	38,852	36,004
Accumulated depreciation and amortization	(27,256)	(25,369)
	$11,596	$10,635

The Company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. No asset impairment was recognized during the years ended 2014, 2013, or 2012.

Additionally, the Company had property, plant and equipment totaling zero and $4,323 that has been reclassified to assets held for sale at December 27, 2014 and December 28, 2013, respectively.

Investments

Investments are composed of the following:

In Thousands	2014	2013

Non-marketable equity investments (equity method)	$18,949	$19,455

Non-Marketable Equity Investments: The Company has a minority equity position in a company that strategically relates to the Company’s business, but does not have control over this company. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income (loss) is recorded in other income on the consolidated statement of operations. The proportionate share of net income was $3.9 million, $2.9 million and $3.0 million in 2014, 2013 and 2012, respectively. Total cash dividends received from these equity investments amounted to $919 thousand, $617 thousand, and $444 thousand in 2014, 2013 and 2012, respectively. The Company considers whether the fair value of any of its equity investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over fair value of net tangible and identifiable intangible assets of acquired businesses. Intangible assets consist of patents, consulting agreements, non-compete agreements, customer lists, and trademarks. Goodwill and trademarks are deemed to have indefinite lives and are not amortized, but are subject to impairment testing annually in accordance with guidance included in FASB ASC 350, Intangibles – Goodwill and Other. Other intangible assets are amortized using the straight-line method over the following lives: consulting agreements, the life of the agreement; customer lists, 5 to 13 years; non-compete agreements, the lesser of the term or 5 years; and patents, the lesser of the remaining life or 5 to 9 years.

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

During the third quarter of fiscal 2012, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Martin Yale Group reporting unit, which comprised the Information Security and Print Finishing operating segment that is reported as discontinued operations. These indicators included lower than expected operating profits and cash flows for the first nine months of 2012, coupled with continued economic weakness in the European and Asian markets.

Based on this continuing trend, the earnings forecast for the next five years was revised resulting in a goodwill impairment loss of $13.2 million in the third quarter. In addition, the Company recorded an intangible asset impairment for the Information Security and Print Finishing segment related to other intangibles of $0.2 million. The goodwill impairment loss reduced to zero the carrying value of goodwill recorded as part of various acquisitions in the Information Security and Print Finishing segment for purchases from 2003 through 2008.

Employee Incentive Plan

During 2007, the Company replaced two stock-based compensation plans with a new incentive plan explained in Note 10. The Company accounts for this plan under the recognition and measurement principles of FASB ASC 718, Equity Based Payments.

Foreign Currency Translation

The functional currency for the foreign operations of Escalade is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Stockholders’ Equity and are excluded from net income (loss). Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Operations and were insignificant in fiscal years 2014, 2013, and 2012.

Cost of Products Sold

Cost of products sold is comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Other Income

The components of Other Income are as follows:

In Thousands	2014	2013	2012

Income from non-marketable equity investments accounted for on the equity method	$3,923	$2,934	$2,998
Royalty income from patents	—	—	30
Proceeds from insurance for involuntary conversion	603	—	—
Rent income from real estate	106	—	—
Other	94	—	—
	$4,726	$2,934	$3,028

Provision for Income Taxes

Income tax in the consolidated statement of operations includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs incurred during 2014, 2013 and 2012 were approximately $1.7 million, $1.2 million, and $1.0 million, respectively.

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

Listed below are certain significant estimates and assumptions related to the preparation of the consolidated financial statements:

Goodwill and Intangible Assets

In evaluating the recoverability of goodwill, it is necessary to estimate the fair values of the reporting unit. In making this assessment, the Company estimates the fair market values of the reporting unit using a discounted cash flow model and comparable market value data for similar entities. Key assumptions and estimates used in the cash flow model include discount rate, internal sales growth, margins, capital expenditure requirements, and working capital requirements. Recent performance of the reporting unit is an important factor, but not the only factor, in the assessment.

Other intangible assets are amortized using the straight-line method over the following lives: consulting agreements, the life of the agreement; customer lists, 5 to 13 years; non-compete agreements, the lesser of the term or 5 years; and patents, the lesser of the remaining life or 5 to 9 years. Indefinite-lived intangible assets are reviewed for impairment annually, or whenever events or changes in circumstances indicate the carrying amount of an intangible asset may not be recoverable.

There are inherent assumptions and judgments required in the analysis of goodwill and intangible impairment.

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

In Thousands	2014	2013	2012

Beginning balance	$620	$523	$414
Additions	1,156	978	833
Deductions	(1,081)	(881)	(724)
Ending balance	$695	$620	$523

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

In Thousands	2014	2013	2012

Beginning balance	$469	$414	$378
Additions	287	426	179
Deductions	(219)	(371)	(143)
Ending balance	$537	$469	$414

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

In Thousands	2014	2013	2012

Beginning balance	$1,104	$787	$698
Additions	251	475	91
Deductions	(455)	(158)	(2)
Ending balance	$900	$1,104	$787

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

In Thousands	2014	2013	2012

Beginning balance	$2,494	$1,787	$1,640
Additions	4,747	4,584	4,489
Deductions	(5,086)	(3,877)	(4,342)
Ending balance	$2,155	$2,494	$1,787

Note 3 —     Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands	2014	2013

Employee compensation	$3,314	$3,800
Customer related allowances and accruals	5,055	5,334
Other accrued items	3,738	2,387
	$12,107	$11,521

Note 4 —     Operating Leases

The Company leases warehouse and office space under non-cancelable operating leases that expire at various dates through 2020. Terms of the leases, including renewals, taxes, utilities, and maintenance, vary by lease. Total rental expense included in the results of operations relating to all leases was $0.7 million in 2014, $.07 million in 2013, and $1.0 million in 2012.

At December 27, 2014, minimum rental payments under non-cancelable leases with terms of more than one year were as follows:

In Thousands	Amount

2015	$601
2016	406
2017	347
2018	201
Thereafter	285
$1,840

Note 5 —     Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

	2014		2013
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$24,220	$19,882	$24,356	$17,730
Non-compete agreements	2,367	2,053	2,352	1,943
Customer list	5,054	548	994	325
Trademarks	4,429	122	3,417	122
	$36,070	$22,605	$31,119	$20,120

Amortization expense was $2.6 million, $2.4 million and $2.2 million for 2014, 2013 and 2012, respectively.

Estimated future amortization expense is summarized in the following table:

In Thousands	2015	2016	2017	2018	2019	Thereafter

Sporting Goods	$2,777	$1,547	$748	$571	$471	$3,044

All goodwill is allocated to the operating segment of the business. The changes in the carrying amount of goodwill were:

In Thousands	Sporting Goods

Balance at December 29, 2012	12,017
Acquisition	1,096
Balance at December 28, 2013	$13,113
Acquisition	1,762
Balance at December 27, 2014	$14,875

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

Note 6 —     Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective year-end for balance sheet amounts and using average exchange rates for income statement amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the years ended 2014 and 2013 are addbacks of $11.4 million and $13.1 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $16.0 million offset by the related cumulative tax effect of $4.6 million as of December 27, 2014 and cumulative goodwill adjustments of $18.3 million offset by the related cumulative tax effect of $5.2 million as of December 28, 2013. The income statement impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the years ended December 27, 2014, December 28, 2013, and December 29, 2012 are to increase total Stiga net income by approximately $0.8 million, $1.8 million, and $1.7 million, respectively.

In addition, the Company had a 50% interest in Neoteric Industries Inc. in Taiwan. The income and assets of Neoteric had no material impact on the Company’s financial reporting. During 2014, the decision was made to divested the Company’s 50% interest in Neoteric Industries Inc. in Taiwan as part of the divestiture of the Information Security and Print Finishing businesses.

During 2013, the Company also had a 50% interest in Escalade International Ltd. that was a sporting goods wholesaler, specializing in fitness equipment. The decision was made during 2013 to cease operations and liquidate Escalade International, Ltd. Losses incurred include shutdown costs. As a result, the Company’s 50% portion of net loss for Escalade International, Ltd. for 2013 was ($343) thousand and is included in other income on the Company’s statements of operations. The Company’s 50% portion of net income (loss) for Escalade International for the years ended December 29, 2012, was ($137) thousand, and is included in other income on the Company’s statements of operations. Additional information regarding these entities is considered immaterial and has not been included in the combined totals listed below.

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

In accordance with Rule 8-03(b)(3) of Regulation S-X, summarized financial information for Stiga Sports AB balance sheets as of December 31, 2014 and 2013, and statements of operations for the years ended December 31, 2014, 2013 and 2012 is as follows:

In Thousands	2014	2013

Current assets	$30,539	$31,399
Non-current assets	8,082	8,967
Total assets	38,621	40,366

Current liabilities	7,669	10,019
Non-current liabilities	4,229	4,893
Total liabilities	11,898	14,912

Net assets	$26,723	$25,454

	2014	2013	2012

Net sales	$52,583	$48,914	$41,957
Gross profit	25,737	23,636	20,756
Net income	7,537	4,914	4,534

Note 7 —     Borrowings

On October 1, 2014, the Company and each of its domestic subsidiaries entered into the Third Amendment to its First Amended and Restated Credit Agreement dated August 27, 2013 (“Restated Credit Agreement”) with its issuing bank, JPMorgan Chase Bank, N.A., and the other lenders identified in the Restated Credit Agreement (collectively, the “Lender”). The Third Amendment was entered into to permit the Company to sell the Information Security Business and terminate the Euro overdraft facility line of €1.0 million.

On June 30, 2014, the Company and each of its domestic subsidiaries entered into the Second Amendment to its First Amended and Restated Credit Agreement dated August 27, 2013 with its Lender. Under the terms of the Second Amendment to the Restated Credit Agreement, the Lender permitted Escalade to sell assets related to its Print Finishing business held by its subsidiary Martin Yale Industries, Inc. The Second Amendment to the Restated Credit Agreement also permitted Escalade and its subsidiaries that are parties to the Restated Credit Agreement to extend up to an additional €1.0 million in credit to Escalade’s former German subsidiary, intimus International GmbH.

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

The Restated Credit Agreement allows Escalade to request the issuance of letters of credit of up to $5,000,000, subject to the aggregate undrawn amount of a letter of credit issued by The Bank of New York Trust Company, N.A. for the account of Wedcor Holdings, Inc. Each loan, other than a Eurodollar Borrowing shall bear interest at the Alternate Base Rate plus the Applicable Base Rate. Loans comprising each Eurodollar Borrowing shall bear interest at the Adjusted LIBO Rate for the interest period in effect plus the Applicable Rate. Applicable Rate means the applicable rate per annum set forth below, based upon Escalade’s Funded Debt to Adjusted Ratio as of the most recent determination date:

Funded Debt to Adjusted EBITDA Ratio	Revolving Eurodollar Borrowing	Term Eurodollar Borrowing	ABR Revolving Borrowing	ABR Term Borrowing	Letter of Credit Fee	Commitment Fee
Category 1 Greater than or equal to 2.50 to 1.0	2.50%	2.75%	0.50%	0.75%	2.50%	0.45%
Category 2 Greater than or equal to 2.25 to 1.0 but less than 2.50 to 1.0	2.25%	2.50%	0.25%	0.50%	2.25%	0.40%
Category 3 Greater than or equal to 2.00 to 1.0 but less than 2.50 to 1.0	2.00%	2.25%	0.00%	0.25%	2.00%	0.35%
Category 4 Greater than or equal to 1.75 to 1.0 but less than 2.00 to 1.0	1.75%	2.00%	(0.25%)	0.00%	1.75%	0.30%
Category 5 Less than 1.75 to 1.0	1.50%	1.75%	(0.50%)	(0.25%)	1.50%	0.30%

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

During the first quarter 2013, the Company entered into a seller-financed agreement for the purchase of its formerly leased real estate in Mexico. The agreement requires sixteen quarterly installments of $156 thousand with a maturity date of November 30, 2016. The outstanding principal balance as of December 27, 2014 was $1.2 million.

Short-Term Debt

Short-term debt at fiscal year-ends was as follows:

In Thousands	2014	2013

Senior secured revolving credit facility of $31.0 million with a maturity of August 27, 2016. The interest rates at December 27, 2014 was 1.688%.	$13,500	$19,000

Short-term debt reclassified from long-term debt	4,286	4,263
	$17,786	$23,263

The weighted average interest rate on short-term debt outstanding at December 27, 2014 and December 28, 2013 was 1.57% and 2.03%, respectively.

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:

In Thousands	2014	2013

Term loan of $5.0 million with a maturity date of August 27, 2018. The interest rate at December 27, 2014, was 1.9375%.	$3,750	$4,750

Mortgage payable (Wabash, Indiana Adjustable Rate Economic Development Revenue Refunding Bonds), annual installments are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, rate at December 27, 2014 is 0.31%, due September 2028, secured by real estate and a stand-by letter of credit	2,700	2,700

Seller-financed agreement for real estate in Mexico. The agreement requires sixteen quarterly installments of $156 thousand each with a maturity date of November 30, 2016. This agreement has an interest rate of zero percent and is secured by the financed real estate in Mexico.	1,196	1,759

	7,646	9,209
Portion classified as short-term debt	(4,286)	(4,263)
	$3,360	$4,946

Maturities of long-term debt outstanding at December 27, 2014 are as follows: $4.3 million in 2015, $1.6 million in 2016, $1.0 million in 2017, and $0.7 million in 2018.

Note 8 —     Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

In Thousands	2014	2013	2012

Weighted average common shares outstanding	13,853	13,506	13,244
Dilutive effect of stock options	214	125	160
Weighted average common shares outstanding, assuming dilution	14,067	13,631	13,404

Number of anti-dilutive stock options	—	271	451

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 9 —     Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $532 thousand, $517 thousand and $446 thousand for 2014, 2013 and 2012, respectively.

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

Restricted Stock Units

In 2014, the Company awarded 50,000 restricted stock units to certain employees at fair market value on the date of grant. The 2014 restricted stock units awarded to employees vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company and that the performance criteria related to the market price of the Company’s stock is satisfied. The criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the quarterly dividend rate on the grant date by the Company during such four year period. The performance criteria for the 2014 restricted stock units awarded to employees was satisfied during the second quarter of 2014.

The restricted stock units granted to directors vest immediately or within two years. All restricted stock units are payable in shares of the Company’s common stock upon vesting, subject to the deferral election arrangement, and are subject to forfeiture if on the vesting date the director no longer holds a position with the Company.

The Company issued no restricted stock units to employees or directors in 2013 and 2012. The following table presents a summary of non-vested restricted stock units granted to employees and directors as of December 27, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested stock units as of December 28, 2013	—
Granted	50,000	$10.49
Vested	—
Forfeited	—
Non-vested stock units as of December 27, 2014	50,000	$10.49

Vested but unsettled	4,500
Outstanding non-vested restricted stock units as of December 27, 2014	45,500

When vesting is dependent on certain market criteria, the fair value of restricted stock units is determined by the use of Monte Carlo techniques. The market price of the Company’s stock on the grant date is used to value restricted stock units where vesting is not contingent on market criteria. In 2014, 2013, and 2012 the Company recognized $191 thousand, $0, and $0 thousand respectively in compensation expense related to restricted stock units and as of December 27, 2014 and December 28, 2013, there was $334 thousand and $0 respectively, of unrecognized compensation expense related to restricted stock units.

Stock Options

Total compensation expense recorded in the statements of operations for 2014, 2013 and 2012 relating to stock options was $525 thousand, $557 thousand and $574 thousand, respectively. As of December 27, 2014, there were $237 thousand of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.5 years.

During 2014, the Company awarded 25,000 stock options to directors. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. No stock options were awarded to employees during 2014.

The following table summarizes option activity for each of the three years ended 2014:

	Incentive Stock Options		Director Stock Options
	Granted	Outstanding	Granted	Outstanding

2014	—	284,375	25,000	60,000
2013	120,000	559,950	37,500	80,000
2012	200,000	607,875	37,500	85,000

The fair value of each option grant award is estimated on the grant date using the Black-Scholes-Merton option valuation model using the following assumptions:

	2014	2013	2012

Risk-free interest rates	0.68%	0.52%	0.84%
Dividend yields	4.23%	5.97%	5.50%
Volatility factors of expected market price of common stock	35.86%	48.79% to 74.05%	95.56% to 110.39%
Weighted average expected life of the options	1-4 years	1-4 years	1-4 years

The following table summarizes stock option transactions for the three years ended 2014:

	2014		2013		2012
	Shares	Option Price	Shares	Option Price	Shares	Option Price

Outstanding at beginning of year	639,950	$0.64 to$6.07	692,875	$0.64 to 6.07	984,649	$0.64 to $9.35
Issued during year	25,000	$11.86	157,500	$5.85 to $6.06	237,500	$5.28 to $5.66

Canceled or expired	(19,000)		(27,000)		(25,024)

Exercised during year	(301,575)	$0.64 to $6.07	(183,425)	$0.64 to $6.07	(504,250)	$0.64 to $2.56
Outstanding at end of year	344,375	$2.56 to $11.86	639,950	$0.64 to $6.07	692,875	$0.64 to $6.07
Exercisable at end of year	158,875		198,825		192,625
Weighted-average fair value of options granted during the year	$3.06		$2.21		$3.12

The total intrinsic value of options exercised was $2.7 million, $929 thousand, and $2.4 million for 2014, 2013 and 2012, respectively.

The following table summarizes information about stock options outstanding at December 27, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

$2.56	8,625	0.2 years	$2.56	8,625	$2.56
$5.28 - $5.66	116,750	2.2 years	$5.29	50,000	$5.30
$5.85 - $6.06	97,875	3.2 years	$5.86	34,875	$5.90
$6.07	96,125	1.2 years	$6.07	65,375	$6.07
$11.86	25,000	4.2 years	$11.86
	344,375			158,875

During the year ended December 27, 2014, the following activity occurred under the Company’s stock option plan:

	Number of Options	Weighted Average Grant Date Fair Value

Nonvested balance, beginning of year	441,125	$2.79
Granted	25,000	$2.31
Vested	(266,625)	$2.69
Forfeited	(14,000)	$2.98
Nonvested balance, end of year	185,500	$2.85

Note 11 —      Discontinued Operations

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

As a result of the divestiture of the Information Security and Print Finishing segment, the Company incurred a loss on disposal of assets of $9.6 million, income from reclassification of accumulated other comprehensive income from foreign currency translation adjustments of $2.6 million and a tax benefit of $6.1 million. Under the terms of the final purchase agreement for the Information Security business divestiture, the Company contributed to its international Information Security operations, all claims related to intercompany debt of this operation prior to the divestiture operations. The Company also assumed the foreign tax liability related to this gain; however, it was able to utilize previously reserved net operating loss carry-forwards to offset the majority of the related tax liability.

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

The results of operations presented as discontinued operations are summarized below.

	Years Ended
All Amounts in Thousands	December 27, 2014	December 28, 2013

Net sales	$20,865	$30,686

Cost of products sold	13,813	20,358
Selling, administrative and general expenses	7,535	11,997
Amortization	—	18
Interest expense	98	335
Other expense	30	4

Loss Before Income Taxes	(611)	(2,026)

Discontinued Operations
Loss on classification as held for sale	(12,945)	—
Gain on disposal	5,929	—
Provision (benefit) for income taxes	(6,099)	764
Net Loss from Discontinued Operations	$(1,528)	$(2,790)

The assets and liabilities held for sale are summarized below.

All Amounts in Thousands	October 4, 2014	December 28, 2013

ASSETS
Cash and cash equivalents	$—	$1,255
Receivables, net	—	5,480
Inventories	—	9,366
Prepaid expenses	—	429
Property, plant and equipment, net	—	4,323
Intangible assets	—	1,754
Investments	—	331
Other assets	—	93
Assets held for sale	$—	$23,031

LIABILITIES
Trade accounts payable	$—	$428
Accrued liabilities	—	6,412
Liabilities held for sale	$—	$6,840

Note 12 — Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

In Thousands	2014	2013	2012
Change in foreign currency translation adjustment before reclassifications	$(4,318)	$826	$760
Amounts reclassified from comprehensive income due to divesture	$(2,565)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

In Thousands	2014	2013	2012
Foreign currency translation adjustment	$(1,964)	$4,919	$4,093

Note 13 —     Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands	2014	2013	2012

Income (loss) before taxes:
United States of America (USA)	$5,001	$19,803	$11,104
Non USA	7,155	(3,115)	(11,642)
	$12,156	$16,688	$(538)
Provision for taxes:
Current
Federal	$3	$5,060	$3,671
State	306	560	303
International	566	(26)	83
	875	5,594	4,057
Deferred
Federal	(667)	299	397
State	131	616	15
International	—	374	(77)
	(536)	1,289	335
	$339	$6,883	$4,392

Continuing Operations	$6,438	$6,119	$3,848
Discontinued Operations	(6,099)	764	544
	$339	$6,883	$4,392

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands	2014	2013	2012

Income tax at statutory rate	$4,255	$5,840	$(188)
Increase (decrease) in income tax resulting from
State tax expense, net of federal effect	291	764	509
Federal true-ups	55	(18)	(113)
Federal tax credits	(568)	(256)	(247)
Effect of foreign tax rates	(1,107)	(362)	(94)
Valuation allowances (state and foreign)	(1,406)	1,400	39
Goodwill impairment (worldwide)	—	—	4,684
Captive insurance earnings	(398)	(390)	(379)
Incentive stock options	155	130	152
Foreign exchange gain on sale of Information Security	(898)	—	—
Other	(40)	(225)	29
Recorded provision for income taxes	$339	$6,883	$4,392

The provision for income taxes was computed based on financial statement income. In accordance with FASB ASC 740, the Company does not have any uncertain tax positions as of and for the years ended December 27. 2014 and December 28, 2013.

In Thousands	2014	2013
Balance, beginning of year	$—	$—
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Settlements	—	—
Reductions settlements	—	—
Reductions for prior year tax positions	—	—
Balance, end of year	$—	$—

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company is subject to future examinations by federal, state and other tax authorities for all years after 2010.

The components of the net deferred tax liabilities are as follows:

In Thousands	2014	2013
Assets
Employee benefits	$120	$308
Valuation reserves	1,412	2,427
Property and equipment	566	57
Stock based compensation	191	195
Federal and state credits	878	165
Net operating loss carry forward	1,038	8,632
Total assets	4,205	11,784

Liabilities
Unrealized equity investment income	(3,079)	(3,157)
Goodwill and intangible assets	(2,660)	(2,708)
Prepaid insurance	(102)	(175)
Total liabilities	(5,841)	(6,040)

Valuation Allowance
Beginning balance	(8,949)	(7,264)
Decrease (increase) during period	8,514	(1,685)
Ending balance	(435)	(8,949)
	$(2,071)	$(3,205)

Deferred tax assets (liabilities) are included in the consolidated balance sheets as follows:

In Thousands	2014	2013
Deferred income tax asset - current	$925	$2,283
Deferred income tax asset (liability) – long-term	(2,996)	(5,488)
	$(2,071)	$(3,205)

The Company has federal and state unused net operating losses of approximately $2.4 million and $3.7 million, respectively. All operating loss carry-forwards expire in various amounts through 2035.

Note 14 —      Operating Segment and Geographic Information

The following table presents certain operating segment information. The Information Security and Print Finishing segment has been classified as discontinued operations for all periods presented.

In Thousands	2014	2013	2012

Sporting Goods
Net revenue	$137,975	$132,991	$112,600
Operating income	18,194	18,469	14,160
Interest expense (income)	(17)	170	273
Provision for taxes	7,420	7,212	5,482
Net income	11,394	11,087	8,433
Identifiable assets	95,506	91,137	77,902
Non-marketable equity investments (equity method)	—	—	—
Depreciation & amortization	4,380	3,844	3,398
Capital expenditures	2,739	2,170	2,065

Discontinued Operations
Net revenue	20,865	30,686	34,990
Operating loss	(483)	(1,687)	(14,628)
Interest expense	98	335	515
Provision (benefit) for taxes	(6,099)	764	543
Net loss	(1,528)	(2,790)	(15,683)
Identifiable assets	—	23,203	25,578
Non-marketable equity investments (equity method)	—	331	323
Depreciation & amortization	373	774	924
Capital expenditures	246	185	358

All Other
Net revenue	—	—	—
Operating loss	(2,689)	(2,285)	(2,117)
Interest expense	465	233	(186)
Benefit for taxes	(982)	(1,093)	(1,633)
Net income	1,951	1,508	2,320
Identifiable assets	32,375	27,634	22,260
Non-marketable equity investments (equity method)	18,949	19,455	17,164
Depreciation & amortization	—	—	—
Capital expenditures	—	—	—

Total
Net revenue	158,840	163,677	147,589
Operating income (loss)	15,022	14,497	(2,585)
Interest expense	546	738	602
Provision (benefit) for taxes	339	6,883	4,392
Net income (loss)	11,817	9,805	(4,930)
Identifiable assets	127,881	141,974	125,740
Non-marketable equity investments (equity method)	18,949	19,786	17,487
Depreciation & amortization	4,753	4,618	4,322
Capital expenditures	2,985	2,355	2,423

Each operating segment is individually managed and has separate financial results that are reviewed by the Company’s management. Each segment contains closely related products that are unique to the particular segment. There were no changes to the composition of segments in 2014, other than the divestiture of the Information Security and Print Finishing segment as discussed in this Note. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Sporting Goods segment consists of home entertainment products such as table tennis tables and accessories; basketball goals; pool tables and accessories; outdoor playsets; soccer and hockey tables; archery equipment and accessories; and fitness, arcade and darting products. Customers include retailers, dealers and wholesalers located throughout North America, Europe and to a lesser the rest of the world.

Discontinued Operations contains the divested operations of the Information Security and Print Finishing segment. This segment consisted of products such as high-security data shredders, disintegrators and deguassers, and office machinery used in the office and graphic arts environment. Office environment products include folding machines; and paper trimmers and cutters. Customers include end-users, as well as, retailers, wholesalers, catalogs, specialty dealers and business partners.

All Other consist of general and administrative expenses not specifically related to the operating business segments and includes investment income from equity investments.

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

During 2014, 2013 and 2012 the Company had one customer which accounted for approximately 16%, 16% and 18%, respectively, of the Company’s total consolidated revenues. No other customer accounted for 10% or more of consolidated total revenues. Within the Sporting Goods segment, this customer accounted for approximately 19%, 20% and 23% of total revenues in 2014, 2013 and 2012, respectively.

As of December 27, 2014 the Company had a significant portion of its total accounts receivable with one customer. As of December 28, 2013 the Company had a significant portion of its total accounts receivable with two customers. The one customer accounted for approximately 23% of total accounts receivable at December 27, 2014, and approximately 24% and 10% of total accounts receivable at December 28, 2013, respectively.

As of December 27, 2014, approximately 18 employees of the Company's labor force were covered by a collective bargaining agreement that expires April 30, 2016.

Raw materials for Escalade’s various product lines consist of wood, tempered glass, particle board, standard grades of steel and steel tubing, aluminum, engineering plastics, fiberglass and packaging materials. Escalade relies upon domestic, Mexico, and Asian suppliers for these materials and upon various Asian manufacturers for many of its products.

Net sales are attributed to country based on location of customer and are for continuing operations. Net sales by geographic region/country were as follows:

In Thousands	2014	2013	2012

North America	$135,585	$129,435	$109,043
Europe	1,408	1,946	1,940
Other	982	1,610	1,617
	$137,975	$132,991	$112,600

Identified assets by geographic region/country were as follows:

In Thousands	2014	2013	2012

North America	$127,881	$127,393	$110,977
Europe	—	14,581	14,763
	$127,881	$141,974	$125,740

Note 15 — Summary of Quarterly Results

Certain amounts reported below have been changed from those previously reported on Forms 10-Q to reflect the impact of discontinued operations for all periods.

In thousands, except per share data (unaudited)	March 22	July 12	October 4	December 27

2014
Net Sales	$27,721	$38,012	$31,599	$40,643
Operating Income	3,323	3,932	4,216	4,033
Net Income from continuing operations	2,264	2,767	3,837	4,477
Net income (loss) from discontinued operations	(14)	(10,851)	9,784	(447)
Net income (loss)	2,250	(8,084)	13,621	4,030

Basic Earnings Per Share Data:
Income from continuing operations	$0.16	$0.20	$0.28	$0.32
Income (loss) from discontinued operations	0.00	(0.78)	0.70	(0.03)
Net Income (loss)	$0.16	$(0.58)	$0.98	$0.29

Diluted Earnings Per Share Data:
Income from continuing operations	$0.16	$0.20	$0.27	$0.32
Income (loss) from discontinued operations	0.00	(0.77)	0.69	(0.03)
Net Income (loss)	$0.16	$(0.57)	$0.96	$0.29

In thousands, except per share data (unaudited)	March 23	July 13	October 5	December 28

2013
Net sales	$25,265	$38,003	$31,559	$38,164
Operating income	3,499	6,007	3,987	2,691
Net income from continuing operations	2,241	3,851	3,375	3,128
Net loss from discontinued operations	(617)	(1,233)	(862)	(78)
Net income	1,624	2,618	2,513	3,050

Basic Earnings Per Share Data:
Income from continuing operations	$0.16	$0.29	$0.25	$0.23
Loss from discontinued operations	(0.04)	(0.10)	(0.06)	0.00
Net Income	$0.12	$0.19	$0.19	$0.23

Diluted Earnings Per Share Data:
Income from continuing operations	$0.17	$0.28	$0.24	$0.23
Loss from discontinued operations	(0.04)	(0.09)	(0.06)	(0.01)
Net Income	$0.13	$0.19	$0.18	$0.22

Note 16 —      Acquisitions

All of the Company’s acquisitions have been accounted for using the purchase method of accounting.

2014

On October 22, 2014, the Company acquired substantially all the business and assets of Cue & Case Sales, Inc., a leader in specialty billiard accessories. The total purchase price of $10.4 million was paid in cash. The more significant assets acquired comprised of customer lists ($4,060), inventory ($3,260), goodwill ($1,633), tradenames ($987) and receivables ($372).

2013

In November 2013, the Company acquired substantially all of the business and assets of DMI Sports, Inc. relating to DMI’s indoor games and accessories such as darts, table tennis, game tables, and billiards. Escalade believes these assets, including the acquired brands and trade names, will complement Escalade’s existing product lines in this category. Escalade did not acquire the outdoor games business conducted by DMI Sports, which business was retained by DMI Sports. The total price of $6.1 million was paid in cash. The more significant assets acquired comprised of inventory ($2,705), goodwill ($1,095), patented technology ($706), customer lists ($569), non-compete ($300) and trademarks ($210).

These acquisitions were not and would not have been material to the Company’s net sales, results of operations or total assets during the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro-forma results are not presented.

Note 17 — Commitments and Contingencies

The Company has obtained a letter of credit for the benefit of a certain mortgage holder. At December 27, 2014, the balance of the letter of credit was $2.7 million. It is to be used in the event of a default in either interest or principal payments.

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

The Company has entered into various agreements whereby it is required to make royalty and license payments. At December 27, 2014, the Company had future estimated minimum non-cancelable royalty and license payments as follows:

In Thousands	Amount

2015	$475
2016	460
2017	460
2018	375
2019	—
Thereafter	—
$1,770

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 at December 27, 2014 and December 28, 2013.

	Fair Value Measurements Using
2014 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,232	$3,232	$—	$—
Time deposits	$1,450	$1,450	$—	$—

Financial liabilities
Note payable and Short-term debt	$16,200	$—	$16,200	$—
Current portion of Long-term debt	$1,586	$—	$1,586	$—
Long-term debt	$3,360	$—	$3,360	$—

	Fair Value Measurements Using
2013 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,346	$2,346	$—	$—
Time deposits	$1,700	$1,700	$—	$—

Financial liabilities
Note payable and Short-term debt	$21,700	$—	$21,700	$—
Current portion of Long-term debt	$1,563	$—	$1,563	$—
Long-term debt	$4,946	$—	$4,946	$—

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:	/s/ Robert J. Keller	February 25, 2015
Robert J. Keller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert E. Griffin	Chairman and Director	February 25, 2015
Robert E. Griffin

/s/ Edward E. Williams	Director	February 25, 2015
Edward E. Williams

/s/ Richard D. White	Director	February 25, 2015
Richard D. White

/s/ George Savitsky	Director	February 25, 2015
George Savitsky

/s/ Richard Baalmann, Jr.	Director	February 25, 2015
Richard Baalmann, Jr.

/s/ Patrick Griffin	Director	February 25, 2015
Patrick Griffin

/s/ Robert J. Keller	Director and President and Chief	February 25, 2015
Robert J. Keller	Executive Officer (Principal Executive Officer)

/s/ Stephen R. Wawrin	Vice President and Chief Financial	February 25, 2015
Stephen R. Wawrin	Officer (Principal Financial and Accounting Officer)

