Form 10-Q
period 2015-03-21
ESCALADE INC
filed 2015-04-21
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 21, 2015 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 10, 2015
Common, no par value	14,031,686

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	March 21, 2015	December 27, 2014	March 22, 2014
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,522	$3,232	$1,603
Time deposits	1,450	1,450	1,450
Receivables, less allowance of $864; $900; and $1,127; respectively	28,419	32,150	26,973
Inventories	29,981	23,775	23,393
Prepaid expenses	1,712	1,622	907
Deferred income tax benefit	1,126	925	2,104
Prepaid income tax	3,610	5,697	604
Assets held for sale	—	—	16,170
TOTAL CURRENT ASSETS	67,820	68,851	73,204

Property, plant and equipment, net	11,592	11,596	10,487
Intangible assets, net	12,831	13,465	10,428
Goodwill	14,875	14,875	13,113
Investments	17,727	18,949	19,979
Other assets	21	145	145
Assets held for sale	—	—	6,263
TOTAL ASSETS	$124,866	$127,881	$133,619

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$13,742	$16,200	$13,871
Current portion of long-term debt	1,592	1,586	1,569
Trade accounts payable	4,816	1,853	3,610
Accrued liabilities	8,544	12,107	8,117
Liabilities held for sale	—	—	6,432
TOTAL CURRENT LIABILITIES	28,694	31,746	33,599

Other Liabilities:
Long-term debt	2,960	3,360	4,551
Deferred income tax liability	2,997	2,996	5,393
TOTAL LIABILITIES	34,651	38,102	43,543

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 14,025,184; 13,998,090; and 13,786,966; shares respectively	14,025	13,998	13,787
Retained earnings	80,042	77,745	70,944
Accumulated other comprehensive income (loss)	(3,852)	(1,964)	5,345
TOTAL STOCKHOLDERS' EQUITY	90,215	89,779	90,076
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$124,866	$127,881	$133,619

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Per Share Data	March 21, 2015	March 22, 2014

Net sales	$33,419	$27,721

Costs, Expenses and Other Income
Cost of products sold	22,585	18,713
Selling, administrative and general expenses	5,914	5,115
Amortization	633	571

Operating Income	4,287	3,322

Interest expense	101	87
Other expense (income)	(733)	(189)

Income Before Income Taxes from Continuing Operations	4,919	3,424

Provision for Income Taxes from Continuing Operations	1,422	1,159

Net Income from Continuing Operations	3,497	2,265

Discontinued Operations
Income from operations	—	143
Provision for income taxes	—	157
Net Loss from Discontinued Operations	—	(14)

Net Income	$3,497	$2,251

Basic Earnings Per Share Data:
Income from continuing operations	$0.25	$0.16
Loss from discontinued operations	0.00	0.00
Net Income	$0.25	$0.16

Diluted Earnings Per Share Data:
Income from continuing operations	$0.25	$0.16
Loss from discontinued operations	0.00	0.00
Net Income	$0.25	$0.16

Dividends declared	$0.10	$0.09

See notes to Consolidated Condensed Financial Statements.

4

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Share Information	March 21, 2015	March 22, 2014

Net Income	$3,497	$2,251

Foreign currency translation adjustment	(1,888)	425

Comprehensive Income	$1,609	$2,676

All amounts are net of tax

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands	March 21, 2015	March 22, 2014

Operating Activities:
Net income	$3,497	$2,251
Depreciation and amortization	1,104	1,012
Gain on disposal of property and equipment	—	(1)
Stock-based compensation	107	133
Additional discontinued operations activities	—	479
Adjustments necessary to reconcile net income to net cash provided by operating activities	(1,819)	5,674
Net cash provided by operating activities	2,889	9,548

Investing Activities:
Purchase of property and equipment	(468)	(276)
Proceeds from sale of property and equipment	—	7
Proceeds from disposal of short-term time deposits	—	250
Discontinued operations activities	—	(3)
Net cash used by investing activities	(468)	(22)

Financing Activities:
Net decrease in notes payable	(2,458)	(7,828)
Principal payments on long-term debt	(394)	(389)
Proceeds from exercise of stock options	96	533
Cash dividends paid	(1,403)	(1,244)
Director stock compensation	28	23
Net cash used by financing activities	(4,131)	(8,905)
Effect of exchange rate changes on cash	—	60
Net increase (decrease) in cash and cash equivalents	(1,710)	681
Cash and cash equivalents, beginning of period (includes zero and $1,255 respectively of cash reported as assets held for sale)	3,232	2,346
Cash and cash equivalents, end of period (includes zero and $1,424 respectively of cash reported as assets held for sale)	$1,522	$3,027

Supplemental Cash Flows Information
Dividends payable	$1	$39

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for its annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 27, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2014 filed with the Securities and Exchange Commission.

Reclassifications – Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Note B - Seasonal Aspects

The results of operations for the three month period ended March 21, 2015 and March 22, 2014 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	March 21, 2015	December 27, 2014	March 22, 2014

Raw materials	$3,870	$3,950	$4,523
Work in progress	4,306	3,967	4,280
Finished goods	21,805	15,858	14,590
	$29,981	$23,775	$23,393

Additionally, the Company had inventory totaling, zero, zero and $9,540 that has been reclassified to assets held for sale at March 21, 2015, December 27, 2014 and March 22, 2014, respectively.

Note D – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The goodwill for Stiga was fully amortized as of December 27, 2014. The effect on Stiga’s net assets resulting from the cumulative amortization of goodwill for the periods ended March 21, 2015 and March 22, 2014 are addbacks to Stiga’s consolidated financial information of $10.3 million and $13.8 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $14.4 million offset by the related cumulative tax effect of $4.1 million as of March 21, 2015 and cumulative goodwill adjustments of $19.3 million offset by the related cumulative tax effect of $5.5 million as of March 22, 2014. The Company’s 50% portion of the statement of operations impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the periods ended March 21, 2015, and March 22, 2014 are to increase Stiga’s net income by approximately zero and $0.2 million, respectively. The Company’s 50% portion of net income for Stiga for the periods ended March 21, 2015 and March 22, 2014 was $666 thousand and $189 thousand, respectively, and is included in other income (expense) on the Company’s statements of operations.

Summarized financial information for Stiga Sports AB balance sheets as of March 21, 2015, December 27, 2014, and March 22, 2014 and statements of operations for the three months ended March 21, 2015 and March 22, 2014 is as follows:

In thousands	March 21, 2015	December 27, 2014	March 22, 2014

Current assets	$25,295	$30,539	$26,775
Non-current assets	7,869	8,082	9,444
Total assets	33,164	38,621	36,219

Current liabilities	4,334	7,669	5,498
Non-current liabilities	4,167	4,229	4,991
Total liabilities	8,501	11,898	10,489

Net assets	$24,663	$26,723	$25,730

	Three Months Ended
	March 21, 2015	March 22, 2014

Net sales	$5,599	$5,345
Gross profit	2,871	2,856
Net income	518	93

Note E – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with FASB Accounting Standards Codification (ASC) 740, the Company has recorded the following changes in uncertain tax positions:

Three Months Ended
In thousands	March 21, 2015	March 22, 2014
Beginning balance	$—	$—
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Settlements	—	—
Reductions or settlements	—	—
Reductions for prior year tax positions	—	—
Ending balance	$—	$—

Note F – Fair Values of Financial Instruments

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at March 21, 2015, December 27, 2014 and March 22, 2014.

		Fair Value Measurements Using
March 21, 2015 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,522	$1,522	$—	$—
Time deposits	$1,450	$1,450	$—	$—

Financial liabilities
Notes payable	$13,742	$—	$13,742	$—
Current portion of long-term debt	$1,592	$—	$1,592	$—
Long-term debt	$2,960	$—	$2,960	$—

		Fair Value Measurements Using
December 27, 2014 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,232	$3,232	$—	$—
Time deposits	$1,450	$1,450	$—	$—

Financial liabilities
Notes payable	$16,200	$—	$16,200	$—
Current portion of long-term debt	$1,586	$—	$1,586	$—
Long-term debt	$3,360	$—	$3,360	$—

		Fair Value Measurements Using
March 22, 2014 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,027	$3,027	$—	$—
Time deposits	$1,450	$1,450	$—	$—

Financial liabilities
Notes payable	$13,871	$—	$13,871	$—
Current portion of long-term debt	$1,569	$—	$1,569	$—
Long-term debt	$4,551	$—	$4,551	$—

Note G – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the three months ended March 21, 2015 and pursuant to the 2007 Incentive Plan, in lieu of director fees, the Company awarded to certain directors 844 shares of common stock. In addition, the Company awarded 8,000 restricted stock units to directors and 38,250 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2015 restricted stock units awarded to employees vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company and that the performance criteria related to the market price of the Company’s stock is satisfied. The criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.10 per share by the Company during such four year period. The Company utilizes the Monte Carlo technique to determine the fair value of restricted stock units granted for awards with market conditions.

For the three months ended March 21, 2015 and March 22, 2014, the Company recognized stock based compensation expense of $135 thousand and $156 thousand, respectively. At March 21, 2015 and March 22, 2014, respectively, there was $1.1 million and $1.2 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note H – Discontinued Operations

On October 1, 2014, the Company completed the sale of the Information Security business. The sale of the Information Security business, coupled with the sale of our Print Finishing business on June 30, 2014, represents the Company’s exit from the Information Security and Print Finishing segment. As a result, the Information Security and Print Finishing segment has been classified as discontinued operations for all periods presented and certain assets and liabilities in prior periods are classified as held for sale.

The fair value for these assets was determined by estimating the most likely sale price with a third-party buyer based on market data. Because of the significance of the unobservable inputs and management’s judgment used in the assets held for sale analysis, these measurements were classified in level three of the valuation hierarchy.

The results of operations presented as discontinued operations are summarized below.

	Three Months Ended
All Amounts in Thousands	March 21, 2015	March 22, 2014

Net sales	$—	$6,353

Cost of products sold	—	4,006
Selling, administrative and general expenses	—	2,136
Interest expense	—	69
Other expense (income)	—	(1)
Income Before Income Taxes	—	143

Discontinued Operations
Income from operations	—	—
Provision for income taxes	—	157
Net Loss from Discontinued Operations	$—	$(14)

The assets and liabilities held for sale are summarized below.

All Amounts in Thousands	March 21, 2015	December 27, 2014	March 22, 2014

ASSETS
Cash and cash equivalents	$—	$—	$1,424
Receivables, net	—	—	4,620
Inventories	—	—	9,540
Prepaid expenses	—	—	554
Property, plant and equipment, net	—	—	4,174
Intangible assets	—	—	1,758
Investments	—	—	331
Other assets	—	—	32
Assets held for sale	$—	$—	$22,433

LIABILITIES
Trade accounts payable	$—	$—	$898
Accrued liabilities	—	—	5,534
Liabilities held for sale	$—	$—	$6,432

Note I - Segment Information

The Information Security and Print Finishing segment has been classified as discontinued operations for all periods presented.

	As of and for the Three Months Ended March 21, 2015
In thousands	Sporting Goods	Discontinued Operations	Corp.	Total

Revenues from external customers	$33,419	$—	$—	$33,419
Operating income (loss)	5,244	—	(957)	4,287
Net income	3,216	—	281	3,497
Total assets	$98,470	$—	$26,396	$124,866

	As of and for the Three Months Ended March 22, 2014
In thousands	Sporting Goods	Discontinued Operations	Corp.	Total

Revenues from external customers	$27,721	$6,353	$—	$34,074
Operating income (loss)	4,269	211	(946)	3,534
Net income (loss)	2,619	(14)	(354)	2,251
Total assets	$84,242	$22,629	$26,748	$133,619

Note J – Dividend Payment

On March 20, 2015, the Company paid a quarterly dividend of $0.10 per common share to all shareholders of record on March 13, 2015. The total amount of the dividend was approximately $1.4 million and was charged against retained earnings.

Note K - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
In thousands	March 21, 2015	March 22, 2014

Weighted average common shares outstanding	14,015	13,686
Dilutive effect of stock options and restricted stock units	235	255
Weighted average common shares outstanding, assuming dilution	14,250	13,941

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2015 and 2014 were 38,250 and 75,000, respectively.

Note L – New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 21, 2015, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, that are of significance, or potential significance to the Company.

Note M – Commitments and Contingencies

The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

Note N – Subsequent Events

On April 1, 2015, the Company paid in full the $2.7 million mortgage payable that was secured by the real estate in Wabash, Indiana.

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

Overview

Escalade, Incorporated (Escalade, the Company, we, us or our) is solely focused on growing its Sporting Goods segment through organic growth of existing categories, strategic acquisitions, and new product development now that the businesses comprising the Information Security and Print Finishing segment have been divested. The Sporting Goods segment competes in a variety of categories including basketball goals, archery, indoor and outdoor game recreation and fitness products. Strong brands and on-going investment in product development provide a solid foundation for building customer loyalty and continued growth.

The Company has historically manufactured and distributed products for two industries: Sporting Goods; and Information Security and Print Finishing. On June 30, 2014, the Company announced the sale of its Print Finishing business. On October 1, 2014, the Company announced the sale of its Information Security business. The divestiture of these two divisions accomplishes the Company’s complete exit from the Information Security and Print Finishing segment. The Company’s decision to exit the Information Security and Print Finishing segment was influenced by low performance in this segment and lack of strategic fit. Management believes it can better achieve earnings growth through a more concentrated focus within the sporting goods equipment industry, including the traditional sports and emerging outdoor categories.

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

Results of Operations

The following schedule sets forth certain consolidated statement of operations data (excluding Discontinued Operations) as a percentage of net revenue:

	Three Months Ended
	March 21, 2015	March 22, 2014
Net revenue	100.0%	100.0%
Cost of products sold	67.6%	67.5%
Gross margin	32.4%	32.5%
Selling, administrative and general expenses	17.7%	18.4%
Amortization	1.9%	2.1%
Operating income	12.8%	12.0%

Revenue and Gross Margin

Sales growth across most sales channels of Sporting Goods resulted in an overall increase of 20.6% for the first three months of 2015, compared with the same period in the prior year.

The overall gross margin percentage decreased slightly to 32.4% for the first three months of 2015, compared to 32.5% for the same period in the prior year. The decreased gross margin resulted from increased product development investments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $5.9 million for the first three months in 2015 compared to $5.1 million for the same period in the prior year, an increase of $799 thousand or 15.6%. SG&A as a percent of sales is 17.7% for the first three months in 2015 compared with 18.4% for the same period in the prior year. The increase in SG&A is primarily due to increased marketing efforts in new categories acquired during 2014 as well as new products to be introduced in the future.

Provision for Income Taxes

The effective tax rate on continuing operations for the first three months of 2015 was 28.9% compared to 33.8% for the same period last year. The rate for this quarter is lower than the quarter from the prior year due to an increase in the benefit of the domestic production activities deduction and available foreign tax credits.

Financial Condition and Liquidity

Total debt at the end of the first three months of 2015 was $18.3 million, a reduction of $2.9 million from December 27, 2014. Cash generated from operating profits was used to reduce debt and pay dividends. Notes payable decreased 8% as compared with same period last year and 13% as compared with year end. The following schedule summarizes the Company’s total debt:

In thousands	March 21, 2015	December 27, 2014	March 22, 2014

Notes payable short-term	$13,742	$16,200	$13,871
Current portion long-term debt	1,592	1,586	1,569
Long term debt	2,960	3,360	4,551
Total	$18,294	$21,146	$19,991

As a percentage of stockholders’ equity, total debt was 20%, 24% and 22% at March 21, 2015, December 27, 2014, and March 22, 2014 respectively.

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

Interest Rates
The Company’s exposure to market-rate risk for changes in interest rates relates primarily to its revolving variable rate bank debt which is based on LIBOR interest rates. A hypothetical 1% or 100 basis point change in interest rates would not have a significant effect on our consolidated financial position or results of operation.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2015.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

Not required.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 7/12/2014 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
First quarter purchases:
12/28/2014–1/24/2015	None	None	No Change	No Change
1/25/2015-2/21/2015	None	None	No Change	No Change
2/22/2015-3/21/2015	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

Number	Description

3.1	Articles of Incorporation of Escalade, Incorporated. Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q.

3.2	Amended By-laws of Escalade, Incorporated, as amended April 22, 2014. Incorporated by reference from the Company’s First Quarter Report on Form 10-Q.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date:	April 21, 2015	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)

