Form 10-Q
period 2015-07-11
ESCALADE INC
filed 2015-08-06
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 11, 2015 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2015
Common, no par value	14,119,810

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	July 11, 2015	December 27, 2014	July 12, 2014
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,268	$3,232	$1,145
Time deposits	750	1,450	1,700
Receivables, less allowance of $744; $900; and $783; respectively	27,366	32,150	27,285
Inventories	31,601	23,775	26,321
Prepaid expenses	2,264	1,622	1,520
Deferred income tax benefit	1,154	925	2,394
Prepaid income tax	2,317	5,697	2,750
Assets held for sale	—	—	4,348
TOTAL CURRENT ASSETS	67,720	68,851	67,463

Property, plant and equipment, net	12,856	11,596	10,563
Intangible assets, net	11,987	13,465	9,712
Goodwill	14,875	14,875	13,242
Investments	17,562	18,949	18,223
Other assets	—	145	145
TOTAL ASSETS	$125,000	$127,881	$119,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$9,193	$16,200	$8,520
Current portion of long-term debt	1,604	1,586	1,580
Trade accounts payable	4,362	1,853	3,735
Accrued liabilities	11,622	12,107	10,716
Liabilities held for sale	—	—	5,130
TOTAL CURRENT LIABILITIES	26,781	31,746	29,681

Other Liabilities:
Long-term debt	2,155	3,360	3,758
Deferred income tax liability	2,997	2,996	5,456
TOTAL LIABILITIES	31,933	38,102	38,895

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 14,115,061; 13,998,090; and 13,909,099; shares respectively	14,115	13,998	13,909
Retained earnings	82,386	77,745	62,363
Accumulated other comprehensive income (loss)	(3,434)	(1,964)	4,181
TOTAL STOCKHOLDERS' EQUITY	93,067	89,779	80,453
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$125,000	$127,881	$119,348

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
All Amounts in Thousands Except Per Share Data	July 11, 2015	July 12, 2014	July 11, 2015	July 12, 2014

Net sales	$43,795	$38,012	$77,214	$65,733

Costs, Expenses and Other Income
Cost of products sold	30,595	26,445	53,180	45,157
Selling, administrative and general expenses	8,199	6,879	14,113	11,994
Amortization	844	756	1,477	1,327

Operating Income	4,157	3,932	8,444	7,255

Interest expense	131	104	232	191
Other expense (income)	(515)	(213)	(1,248)	(401)

Income Before Income Taxes from Continuing Operations	4,541	4,041	9,460	7,465

Provision for Income Taxes from Continuing Operations	1,319	1,274	2,741	2,434

Net Income from Continuing Operations	3,222	2,767	6,719	5,031

Discontinued Operations
Loss from operations	—	(159)	—	(16)
Loss on classification as held for sale	—	(12,945)	—	(12,945)
Gain on disposal	—	547	—	547
Provision (benefit) for income taxes	—	(1,706)	—	(1,549)
Net Loss from Discontinued Operations	—	(10,851)	—	(10,865)

Net Income (Loss)	$3,222	$(8,084)	$6,719	$(5,834)

Basic Earnings Per Share Data:
Income from continuing operations	$0.23	$0.20	$0.48	$0.36
Loss from discontinued operations	—	(0.78)	—	(0.78)
Net Income (Loss)	$0.23	$(0.58)	$0.48	$(0.42)

Diluted Earnings Per Share Data:
Income from continuing operations	$0.23	$0.20	$0.47	$0.36
Loss from discontinued operations	—	(0.77)	—	(0.77)
Net Income (Loss)	$0.23	$(0.57)	$0.47	$(0.41)

Dividends declared	$0.11	$0.09	$0.21	$0.18

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
All Amounts in Thousands Except Share Information	July 11, 2015	July 12, 2014	July 11, 2015	July 12, 2014

Net Income (Loss)	$3,222	$(8,084)	$6,719	$(5,834)

Foreign currency translation adjustment	418	(1,163)	(1,470)	(738)

Comprehensive Income (Loss)	$3,640	$(9,247)	$5,249	$(6,572)

All amounts are net of tax

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
All Amounts in Thousands	July 11, 2015	July 12, 2014

Operating Activities:
Net income (loss)	$6,719	$(5,834)
Impairment of Information Security business	—	12,678
Depreciation and amortization	2,605	2,305

Loss (gain) on disposal of property and equipment	1	(1)
Stock-based compensation	299	322
Additional discontinued operations activities	—	(1,244)
Adjustments necessary to reconcile net income (loss) to net cash provided by operating activities	626	3,644
Net cash provided by operating activities	10,250	11,870

Investing Activities:
Purchase of property and equipment	(2,388)	(912)
Purchase of short-term time deposits	—	(500)
Acquisitions	—	(162)
Proceeds from sale of property and equipment	—	7
Dividends received from equity method investments	928	—
Proceeds from disposal of short-term time deposits	700	500
Discontinued operations activities	—	4,861
Net cash provided (used) by investing activities	(760)	3,794

Financing Activities:
Net decrease in notes payable	(7,007)	(13,383)
Net increase in overdraft facility	—	203
Principal payments on long-term debt	(1,187)	(1,170)
Proceeds from exercise of stock options	672	1,169
Cash dividends paid	(2,956)	(2,498)
Director stock compensation	24	78
Net cash used by financing activities	(10,454)	(15,601)
Effect of exchange rate changes on cash	—	69
Net increase (decrease) in cash and cash equivalents	(964)	132
Cash and cash equivalents, beginning of period (includes zero and $1,255 respectively of cash reported as assets held for sale)	3,232	2,346
Cash and cash equivalents, end of period (includes zero and $1,333 respectively of cash reported as assets held for sale)	$2,268	$2,478

Supplemental Cash Flows Information
Dividends payable	$2	$42

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

Note B - Seasonal Aspects

The results of operations for the three and six month periods ended July 11, 2015 and July 12, 2014 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	July 11, 2015	December 27, 2014	July 12, 2014

Raw materials	$4,074	$3,950	$5,486
Work in progress	4,044	3,967	4,286
Finished goods	23,483	15,858	16,549
	$31,601	$23,775	$26,321

Additionally, the Company had inventory totaling, zero, zero and $6,785 that has been reclassified to assets held for sale at July 11, 2015, December 27, 2014 and July 12, 2014, respectively.

Note D – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The goodwill for Stiga was fully amortized as of December 27, 2014. The effect on Stiga’s net assets resulting from the cumulative amortization of goodwill for the periods ended July 11, 2015 and July 12, 2014 are addbacks to Stiga’s consolidated net assets of $10.6 million and $13.8 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $14.8 million offset by the related cumulative tax effect of $4.2 million as of July 11, 2015 and cumulative goodwill adjustments of $19.3 million offset by the related cumulative tax effect of $5.5 million as of July 12, 2014. The Company’s 50% portion of the statement of operations impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the six month periods ended July 11, 2015, and July 12, 2014 are to increase Stiga’s net income by approximately zero and $0.3 million, respectively. The Company’s 50% portion of net income for Stiga for the six month periods ended July 11, 2015 and July 12, 2014 was $1.0 million and $0.4 million, respectively, and is included in other income (expense) on the Company’s statements of operations.

Summarized financial information for Stiga Sports AB balance sheets as of July 11, 2015, December 27, 2014, and July 12, 2014 and statements of operations for the three month and six month periods ended July 11, 2015 and July 12, 2014 is as follows:

In thousands	July 11, 2015	December 27, 2014	July 12, 2014

Current assets	$24,578	$30,539	$25,571
Non-current assets	9,101	8,082	8,500
Total assets	33,679	38,621	34,071

Current liabilities	3,911	7,669	6,632
Non-current liabilities	5,781	4,229	4,664
Total liabilities	9,692	11,898	11,296

Net assets	$23,987	$26,723	$22,775

	Three Months Ended		Six Months Ended
	July 11, 2015	July 12, 2014	July 11, 2015	July 12, 2014

Net sales	$11,716	$11,393	$17,315	$16,738
Gross profit	5,724	5,490	8,595	8,346
Net income	690	295	1,208	388

Note E – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with FASB Accounting Standards Codification (ASC) 740, the Company has recorded the following changes in uncertain tax positions:

Six Months Ended
In thousands	July 11, 2015	July 12, 2014
Beginning balance	$—	$—
Additions for current year tax positions	—	751
Additions for prior year tax positions	—	—
Settlements	—	—
Reductions or settlements	—	—
Reductions for prior year tax positions	—	—
Ending balance	$—	$751

Note F – Fair Values of Financial Instruments

The following methods were used to estimate the fair value of all financial instruments recognized in the accompanying balance sheets at amounts other than fair values.

Cash and Cash Equivalents and Time Deposits

Fair values of cash and cash equivalents and time deposits approximate cost due to the short period of time to maturity.

Notes Payable and Long-term Debt

Fair values of notes payable and long-term debt approximates the carrying value and is estimated based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and determined through the use of a discounted cash flow model.

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at July 11, 2015, December 27, 2014 and July 12, 2014.

		Fair Value Measurements Using
July 11, 2015 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,268	$2,268	$—	$—
Time deposits	$750	$750	$—	$—

Financial liabilities
Notes payable	$9,193	$—	$9,193	$—
Current portion of long-term debt	$1,604	$—	$1,604	$—
Long-term debt	$2,155	$—	$2,155	$—

		Fair Value Measurements Using
December 27, 2014 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,232	$3,232	$—	$—
Time deposits	$1,450	$1,450	$—	$—

Financial liabilities
Notes payable	$16,200	$—	$16,200	$—
Current portion of long-term debt	$1,586	$—	$1,586	$—
Long-term debt	$3,360	$—	$3,360	$—

		Fair Value Measurements Using
July 12, 2014 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,478	$2,478	$—	$—
Time deposits	$1,700	$1,700	$—	$—

Financial liabilities
Notes payable	$8,520	$—	$8,520	$—
Current portion of Long-term debt	$1,580	$—	$1,580	$—
Long-term debt	$3,758	$—	$3,758	$—

Note G – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the six months ended July 11, 2015 and pursuant to the 2007 Incentive Plan, in lieu of director fees, the Company awarded to certain directors 1,562 shares of common stock. In addition, the Company awarded 10,000 restricted stock units to directors and 38,250 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2015 restricted stock units awarded to employees vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company and that the performance criteria related to the market price of the Company’s stock is satisfied. The criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.10 per share by the Company during such four year period. The performance criteria for the 2015 restricted stock units awarded to employees was satisfied during the second quarter of 2015. The Company utilizes the Monte Carlo technique to determine the fair value of restricted stock units granted for awards with market conditions.

For the three months and six months ended July 11, 2015, the Company recognized stock based compensation expense of $188 thousand and $323 thousand, respectively, compared to stock based compensation expense of $243 thousand and $400 thousand for the same periods in the prior year. At July 11, 2015 and July 12, 2014, respectively, there was $0.9 million and $0.9 million in unrecognized stock-based compensation expense related to non-vested stock awards.

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

The results of operations presented as discontinued operations are summarized below.

	Three Months Ended		Six Months Ended
All Amounts in Thousands	July 11, 2015	July 12, 2014	July 11, 2015	July 12, 2014

Net sales	$—	$9,555	$—	$15,908

Cost of products sold	—	6,277	—	10,282
Selling, administrative and general expenses	—	3,331	—	5,467
Interest expense	—	93	—	162
Other expense (income)	—	13	—	13

Loss Before Income Taxes	—	(159)	—	(16)

Discontinued Operations
Loss on classification as held for sale	—	(12,945)	—	(12,945)
Gain on disposal	—	547	—	547
Provision (benefit) for income taxes	—	(1,706)	—	(1,549)
Net Loss from Discontinued Operations	$—	$(10,851)	$—	$(10,865)

The assets and liabilities held for sale are summarized below.

All Amounts in Thousands	July 11, 2015	December 27, 2014	July 12, 2014

ASSETS
Cash and cash equivalents	$—	$—	$1,333
Receivables, net	—	—	2,710
Inventories	—	—	6,785
Prepaid expenses	—	—	693
Property, plant and equipment, net	—	—	3,347
Intangible assets	—	—	1,110
Investments	—	—	329
Other assets	—	—	95
Less valuation allowance			12,054
Assets held for sale	$—	$—	$4,348

LIABILITIES
Trade accounts payable	$—	$—	$565
Accrued liabilities	—	—	4,565
Liabilities held for sale	$—	$—	$5,130

Note I - Segment Information

The Information Security and Print Finishing segment has been classified as discontinued operations for all periods presented.

	For the Three Months Ended July 11, 2015
In thousands	Sporting Goods	Discontinued Operations	Corp.	Total

Revenues from external customers	$43,795	$—	$—	$43,795
Operating income (loss)	5,253	—	(1,096)	4,157
Net income (loss)	3,237	—	(15)	3,222

	As of and for the Six Months Ended July 11, 2015
In thousands	Sporting Goods	Discontinued Operations	Corp.	Total

Revenues from external customers	$77,214	$—	$—	$77,214
Operating income (loss)	10,497	—	(2,053)	8,444
Net income	6,453	—	266	6,719
Total assets	$99,163	$—	$25,837	$125,000

	For the Three Months Ended July 12, 2014
In thousands	Sporting Goods	Discontinued Operations	Corp.	Total

Revenues from external customers	$38,012	$9,555	$—	$47,567
Operating income (loss)	5,198	(53)	(1,266)	3,879
Net income (loss)	3,144	(10,851)	(377)	(8,084)

	As of and for the Six Months Ended July 12, 2014
In thousands	Sporting Goods	Discontinued Operations	Corp.	Total

Revenues from external customers	$65,733	$15,908	$—	$81,642
Operating income (loss)	9,467	159	(2,212)	7,414
Net income (loss)	5,763	(10,865)	(732)	(5,834)
Total assets	$88,099	$4,348	$26,901	$119,348

Note J – Dividend Payment

On June 19, 2015, the company paid a quarterly dividend of $0.11 per common share to all shareholders of record on June 12, 2015. The total amount of the dividend was approximately $1.6 million and was charged against retained earnings.

On March 20, 2015, the Company paid a quarterly dividend of $0.10 per common share to all shareholders of record on March 13, 2015. The total amount of the dividend was approximately $1.4 million and was charged against retained earnings.

Note K - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
In thousands	July 11, 2015	July 12, 2014	July 11, 2015	July 12, 2014

Weighted average common shares outstanding	14,072	13,867	14,047	13,789
Dilutive effect of stock options and restricted stock units	193	284	185	266
Weighted average common shares outstanding, assuming dilution	14,265	14,151	14,232	14,055

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. No stock options or restricted stock units were excluded in the computation of dilutive earnings per share in 2015 and 2014.

Note L – New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended July 11, 2015, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, that are of significance, or potential significance to the Company.

Note M – Commitments and Contingencies

The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

Note N – Subsequent Events

On July 29, 2015, the Company acquired substantially all the business and assets of Onix Sports, Inc., a leader in pickleball equipment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, Escalade’s ability to achieve its business objectives, especially with respect to its Sporting Goods business on which it has chosen to focus, Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures of non-core assets and businesses, the continuation and development of key customer and supplier relationships, disruptions or delays in our supply chain, Escalade’s ability to control costs, general economic conditions, fluctuation in operating results, changes in foreign currency exchange rates, changes in the securities market, Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

Results of Operations

The following schedule sets forth certain consolidated statement of operations data (excluding Discontinued Operations) as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 11, 2015	July 12, 2014	July 11, 2015	July 12, 2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	69.9%	69.6%	68.9%	68.7%
Gross margin	30.1%	30.4%	31.1%	31.3%
Selling, administrative and general expenses	18.7%	18.1%	18.3%	18.2%
Amortization	1.9%	2.0%	1.9%	2.0%
Operating income	9.5%	10.3%	10.9%	11.0%

Revenue and Gross Margin

Revenue from the Sporting Goods business was up 15.2% for the second quarter of 2015 and up 17.5% for the first half of 2015, compared with the same periods in the prior year due to sales growth across most sales channels.

The overall gross margin percentage decreased slightly to 31.1% for the first half of 2015, compared to 31.3% for the same period in the prior year. The decreased gross margin resulted from increased product development investments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased as a percent of net sales to 18.3% for the first half of 2014, compared with 18.2% experienced in the same period last year. The increase in SG&A is primarily due to increased marketing efforts in new categories acquired during 2014 as well as in new products to be introduced in the future.

Provision for Income Taxes

The effective tax rate on continuing operations for the first half of 2015 was 29.0% compared to 32.6% for the same period last year. The rate for the first half of this year is lower than prior year due to an increase in the benefit of the domestic production activities deduction and available foreign tax credits.

Financial Condition and Liquidity

Total debt at the end of the first half of 2015 was $13.0 million, a reduction of $8.2 million from December 27, 2014. Cash generated from operating profits was used to reduce debt and pay dividends. Notes payable increased 11% as compared with same period last year and decreased 43% as compared with year end. The following schedule summarizes the Company’s total debt:

In thousands	July 11, 2015	December 27, 2014	July 12, 2014

Notes payable short-term	$9,193	$16,200	$8,317
Current portion long-term debt	1,604	1,586	1,580
Bank overdraft facility	—	—	203
Long term debt	2,155	3,360	3,758
Total	$12,952	$21,146	$13,858

As a percentage of stockholders’ equity, total debt was 14%, 24% and 17% at July 11, 2015, December 27, 2014, and July 12, 2014 respectively.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2015.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 3/21/2015 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
Second quarter purchases:
3/22/2015-4/18/2015	None	None	No Change	No Change
4/19/2015-5/16/2015	None	None	No Change	No Change
5/17/2015-6/13/2015	None	None	No Change	No Change
6/14/2015-7/11/2015	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ESCALADE, INCORPORATED

Date: August 6, 2015	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)

