Form 10-Q
period 2015-10-03
ESCALADE INC
filed 2015-10-30
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2015 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2015
Common, no par value	14,129,986

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	October 3, 2015	December 27, 2014	October 4, 2014
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,701	$3,232	$798
Time deposits	—	1,450	2,450
Receivables, less allowance of $885; $900; and $844; respectively	31,407	32,150	30,214
Inventories	40,337	23,775	33,182
Prepaid expenses	2,134	1,622	1,699
Deferred income tax benefit	949	925	2,302
Prepaid income tax	1,699	5,697	7,966
TOTAL CURRENT ASSETS	79,227	68,851	78,611

Property, plant and equipment, net	13,848	11,596	10,858
Intangible assets, net	17,517	13,465	9,145
Goodwill	20,142	14,875	13,242
Investments	18,799	18,949	18,782
Other assets	5	145	145
TOTAL ASSETS	$149,538	$127,881	$130,783

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$27,963	$16,200	$15,631
Current portion of long-term debt	1,810	1,586	1,586
Trade accounts payable	6,630	1,853	5,949
Accrued liabilities	12,430	12,107	11,003
TOTAL CURRENT LIABILITIES	48,833	31,746	34,169

Other Liabilities:
Long-term debt	1,750	3,360	3,360
Deferred income tax liability	5,031	2,996	5,456
TOTAL LIABILITIES	55,614	38,102	42,985
Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 14,125,935; 13,998,090; and 13,950,874; shares respectively	14,126	13,998	13,951
Retained earnings	83,064	77,745	74,892
Accumulated other comprehensive loss	(3,266)	(1,964)	(1,045)
TOTAL STOCKHOLDERS' EQUITY	93,924	89,779	87,798
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$149,538	$127,881	$130,783

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
All Amounts in Thousands Except Per Share Data	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014

Net sales	$34,584	$31,599	$111,798	$97,332

Costs, Expenses and Other Income
Cost of products sold	25,156	21,945	78,336	67,102
Selling, administrative and general expenses	6,905	4,871	21,018	16,865
Amortization	650	567	2,127	1,894

Operating Income	1,873	4,216	10,317	11,471

Interest expense	108	133	340	324
Other expense (income)	(1,108)	(1,914)	(2,356)	(2,315)

Income Before Income Taxes from Continuing Operations	2,873	5,997	12,333	13,462

Provision for Income Taxes from Continuing Operations	845	2,160	3,586	4,594

Net Income from Continuing Operations	2,028	3,837	8,747	8,868

Discontinued Operations
Loss from operations	—	(379)	—	(395)
Loss on classification as held for sale	—	—	—	(12,945)
Gain on disposal (includes $2,565 of accumulated other comprehensive income reclassification from foreign currency translation adjustment)	—	5,591	—	6,138
Provision (benefit) for income taxes	—	(4,572)	—	(6,121)
Net Income (Loss) from Discontinued Operations	—	9,784	—	(1,081)

Net Income	$2,028	$13,621	$8,747	$7,787

Basic Earnings Per Share Data:
Income from continuing operations	$0.14	$0.28	$0.62	$0.64
Income (Loss) from discontinued operations	—	0.70	—	(0.08)
Net Income	$0.14	$0.98	$0.62	$0.56

Diluted Earnings Per Share Data:
Income from continuing operations	$0.14	$0.27	$0.61	$0.63
Income (Loss) from discontinued operations	—	0.69	—	(0.08)
Net Income	$0.14	$0.96	$0.61	$0.55

Dividends declared	$0.11	$0.10	$0.32	$0.28

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
All Amounts in Thousands Except Share Information	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014

Net Income	$2,028	$13,621	$8,747	$7,787

Foreign currency translation adjustment before reclassifications	168	(2,661)	(1,302)	(3,399)
Amounts reclassified from comprehensive income due to divestiture	—	(2,565)	—	(2,565)

Comprehensive Income	$2,196	$8,395	$7,445	$1,823

All amounts are net of tax

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
All Amounts in Thousands	October 3, 2015	October 4, 2014

Operating Activities:
Net income	$8,747	$7,787
Depreciation and amortization	3,812	3,331
Loss (gain) on disposal of property and equipment	1	(1)
Stock-based compensation	440	447
Additional discontinued operations activities	—	2,722
Adjustments necessary to reconcile net income (loss) to net cash provided by operating activities	(8,147)	(5,198)
Net cash provided by operating activities	4,853	9,088

Investing Activities:
Purchase of property and equipment	(3,900)	(1,680)
Purchase of short-term time deposits	—	(2,000)
Acquisitions	(10,300)	(162)
Proceeds from sale of property and equipment	—	17
Dividends received from equity method investments	928	—
Proceeds from disposal of short-term time deposits	1,450	1,250
Discontinued operations activities	—	5,700
Net cash provided (used) by investing activities	(11,822)	3,125

Financing Activities:
Net increase (decrease) in notes payable	11,764	(6,069)
Principal payments on long-term debt	(1,586)	(1,562)
Proceeds from exercise of stock options	733	1,354
Cash dividends paid	(4,511)	(3,894)
Director stock compensation	38	114
Net cash provided (used) by financing activities	6,438	(10,057)
Effect of exchange rate changes on cash	—	(3,704)
Net decrease in cash and cash equivalents	(531)	(1,548)
Cash and cash equivalents, beginning of period (includes zero and $1,255 respectively of cash reported as assets held for sale)	3,232	2,346
Cash and cash equivalents, end of period	$2,701	$798

Supplemental Cash Flows Information
Dividends payable	$3	$45
Non-Cash Transactions
Note payable for deferred purchase price obligation	$200	$—

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

Note B - Seasonal Aspects

The results of operations for the three and nine month periods ended October 3, 2015 and October 4, 2014 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	October 3, 2015	December 27, 2014	October 4, 2014

Raw materials	$4,943	$3,950	$6,125
Work in progress	5,168	3,967	5,269
Finished goods	30,226	15,858	21,788
	$40,337	$23,775	$33,182

Note D – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The goodwill for Stiga was fully amortized as of December 27, 2014. The effect on Stiga’s net assets resulting from the cumulative amortization of goodwill for the periods ended October 3, 2015 and October 4, 2014 are addbacks to Stiga’s consolidated net assets of $10.7 million and $12.4 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $14.9 million offset by the related cumulative tax effect of $4.2 million as of October 3, 2015 and cumulative goodwill adjustments of $17.3 million offset by the related cumulative tax effect of $4.9 million as of October 4, 2014. The Company’s 50% portion of the statement of operations impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the nine month periods ended October 3, 2015, and October 4, 2014 are to increase Stiga’s net income by approximately zero and $0.3 million, respectively. The Company’s 50% portion of net income for Stiga, included in other income (expense) on the Company’s statements of operations, for the periods ended October 3, 2015 and October 4, 2014 is as follows:

	Three Months Ended		Nine Months Ended
In thousands	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014

Other income	$1,069	$1,786	$2,080	$2,169

Summarized financial information for Stiga Sports AB balance sheets as of October 3, 2015, December 27, 2014, and October 4, 2014 and statements of operations for the three month and nine month periods ended October 3, 2015 and October 4, 2014 is as follows:

In thousands	October 3, 2015	December 27, 2014	October 4, 2014

Current assets	$31,044	$30,539	$33,046
Non-current assets	9,533	8,082	8,064
Total assets	40,577	38,621	41,110

Current liabilities	7,777	7,669	10,921
Non-current liabilities	5,736	4,229	4,370
Total liabilities	13,513	11,898	15,291

Net assets	$27,064	$26,723	$25,819

	Three Months Ended		Nine Months Ended
In thousands	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014

Net sales	$12,846	$17,206	$30,161	$33,944
Gross profit	6,304	8,308	14,899	16,654
Net income	2,138	3,581	3,346	3,969

Note E – Income Taxes

The provision for income taxes was computed based on financial statement income. In accordance with FASB Accounting Standards Codification (ASC) 740, the Company has recorded the following changes in uncertain tax positions:

Nine Months Ended
In thousands	October 3, 2015	October 4, 2014
Beginning balance	$—	$—
Additions for current year tax positions	—	751
Additions for prior year tax positions	—	—
Settlements	—	—
Reductions or settlements	—	(751)
Reductions for prior year tax positions	—	—
Ending balance	$—	$—

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at October 3, 2015, December 27, 2014 and October 4, 2014.

		Fair Value Measurements Using
October 3, 2015 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,701	$2,701	$—	$—
Time deposits	$—	$—	$—	$—

Financial liabilities
Notes payable	$27,963	$—	$27,963	$—
Current portion of long-term debt	$1,810	$—	$1,810	$—
Long-term debt	$1,750	$—	$1,750	$—

		Fair Value Measurements Using
December 27, 2014 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,232	$3,232	$—	$—
Time deposits	$1,450	$1,450	$—	$—

Financial liabilities
Notes payable	$16,200	$—	$16,200	$—
Current portion of long-term debt	$1,586	$—	$1,586	$—
Long-term debt	$3,360	$—	$3,360	$—

		Fair Value Measurements Using
October 4, 2014 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$798	$798	$—	$—
Time deposits	$2,450	$2,450	$—	$—

Financial liabilities
Notes payable	$15,631	$—	$15,631	$—
Current portion of Long-term debt	$1,586	$—	$1,586	$—
Long-term debt	$3,360	$—	$3,360	$—

Note G – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the nine months ended October 3, 2015 and pursuant to the 2007 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 2,311 shares of common stock. In addition, the Company awarded 10,000 restricted stock units to directors and 42,450 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2015 restricted stock units awarded to employees vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company and that the performance criteria related to the market price of the Company’s stock is satisfied. The criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.10 per share by the Company during such four year period. The performance criteria for the 38,250 restricted stock units awarded to employees in the first quarter of 2015 was satisfied during the second quarter of 2015. The Company utilizes the Monte Carlo technique to determine the fair value of restricted stock units granted for awards with market conditions.

For the three months and nine months ended October 3, 2015, including expense associated with issuing certain directors stock in lieu of cash for certain director fees, the Company recognized stock based compensation expense of $155 thousand and $478 thousand, respectively, compared to stock based compensation expense of $161 thousand and $561 thousand for the same periods in the prior year. At October 3, 2015 and October 4, 2014, respectively, there was $0.8 million and $0.8 million in unrecognized stock-based compensation expense related to non-vested stock awards.

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

The results of operations presented as discontinued operations are summarized below.

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014

Net sales	$—	$4,957	$—	$20,865

Cost of products sold	—	3,530	—	13,812
Selling, administrative and general expenses	—	1,830	—	7,297
Interest expense (income)	—	(24)	—	138
Other expense	—	—	—	13

Loss Before Income Taxes	—	(379)	—	(395)

Discontinued Operations
Loss on classification as held for sale	—	—	—	(12,945)
Gain on disposal	—	5,591	—	6,138
Benefit for income taxes	—	(4,572)	—	(6,121)
Net Income (Loss) from Discontinued Operations	$—	$9,784	$—	$(1,081)

Note I - Segment Information

The Information Security and Print Finishing segment has been classified as discontinued operations for all periods presented.

	For the Three Months Ended October 3, 2015
In thousands	Sporting Goods	Discontinued Operations	Corp.	Total

Revenues from external customers	$34,584	$—	$—	$34,584
Operating income (loss)	2,875	—	(1,002)	1,873
Net income	1,582	—	446	2,028

	As of and for the Nine Months Ended October 3, 2015
In thousands	Sporting Goods	Discontinued Operations	Corp.	Total

Revenues from external customers	$111,798	$—	$—	$111,798
Operating income (loss)	13,372	—	(3,055)	10,317
Net income	8,035	—	712	8,747
Total assets	$124,423	$—	$25,115	$149,538

	For the Three Months Ended October 4, 2014
In thousands	Sporting Goods	Discontinued Operations	Corp.	Total

Revenues from external customers	$31,599	$4,957	$—	$36,556
Operating income (loss)	5,113	(403)	(897)	3,813
Net income	3,103	9,784	734	13,621

	As of and for the Nine Months Ended October 4, 2014
In thousands	Sporting Goods	Discontinued Operations	Corp.	Total

Revenues from external customers	$97,332	$20,865	$—	$118,197
Operating income (loss)	14,580	(244)	(3,109)	11,227
Net income (loss)	8,866	(1,081)	2	7,787
Total assets	$97,343	$—	$33,440	$130,783

Note J – Dividend Payment

On September 21, 2015, the company paid a quarterly dividend of $0.11 per common share to all shareholders of record on September 14, 2015. The total amount of the dividend was approximately $1.6 million and was charged against retained earnings.

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

Note K - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
In thousands	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014

Weighted average common shares outstanding	14,120	13,922	14,069	13,821
Dilutive effect of stock options and restricted stock units	190	264	188	257
Weighted average common shares outstanding, assuming dilution	14,310	14,186	14,257	14,078

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. No stock options or restricted stock units were excluded in the computation of dilutive earnings per share in 2014. In 2015, there were 4,200 restricted stock units excluded from the computation of dilutive earnings per share.

Note L – New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended October 3, 2015, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, that are of significance, or potential significance to the Company.

Note M – Commitments and Contingencies

The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

Note N – Acquisitions

During the third quarter of 2015, the Company acquired certain assets and liabilities of Onix Sports, Inc. and acquired all of the issued and outstanding shares of capital stock of Goalsetter Systems, Inc. for total consideration of cash and notes of approximately $10.3 million, subject to adjustments for working capital. The Company anticipates that total working capital adjustments will result in $0.6 million of additional consideration to the sellers, of which $0.2 million was paid during the third quarter of 2015.

The consideration paid by the company for these acquisitions is allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the assets acquired, net of the estimated fair value of the liabilities assumed, is recorded as goodwill. The Company has not yet finalized the purchase price or its final evaluation of the fair value of certain assets acquired. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets acquired, deferred income taxes and residual goodwill. Any changes during the measurement period may have an impact on the allocation of the purchase price, including values assigned to assets, liabilities and the amount of estimated goodwill and intangible assets represented in the table below.

In thousands
Assets acquired and liabilities assumed:
Accounts receivable	$801
Inventories	968
Other assets	51
Goodwill	5,267
Intangible assets	6,180
Accounts payable	(259)
Other liabilities	(73)
Deferred income tax liability	(2,035)
$10,900

These acquisitions were not and would not have been material to the Company’s net sales, results of operations or total assets during the three and nine month periods ended October 3, 2015. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro-forma results are not presented.

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

Overview

Escalade, Incorporated (Escalade, the Company, we, us or our) is focused on growing its Sporting Goods segment through organic growth of existing categories, strategic acquisitions, and new product development now that the businesses comprising the Information Security and Print Finishing segment have been divested. The Sporting Goods segment competes in a variety of categories including basketball goals, archery, indoor and outdoor game recreation and fitness products. Strong brands and on-going investment in product development provide a solid foundation for building customer loyalty and continued growth.

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

To enhance growth opportunities, the Company has focused on promoting new product innovation and development and brand marketing. In addition, the Company has embarked on a strategy of acquiring companies or product lines that complement or expand the Company's existing product lines or provide expansion into new or emerging categories in sporting goods. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing Company structure. In the third quarter of 2015, the Company acquired Onix Sports, Inc. to expand the Company’s offerings of pickleball paddles, balls, sportswear, and accessories, and Goalsetter Systems, Inc., (“Goalsetter”) to add another premium brand of residential in-ground basketball goals. The acquisition of Goalsetter from Co-Line Manufacturing, which will continue to manufacture the Goalsetter basketball goals in its Iowa facilities, also strengthens and diversifies the Company’s sources of basketball goals. The Company also sometimes divests or discontinues certain operations, assets, and products that do not perform to the Company's expectations or no longer fit with the Company's strategic objectives.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data (excluding Discontinued Operations) as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.7%	69.5%	70.1%	68.9%
Gross margin	27.3%	30.5%	29.9%	31.1%
Selling, administrative and general expenses	20.0%	15.4%	18.8%	17.3%
Amortization	1.9%	1.8%	1.9%	2.0%
Operating income	5.4%	13.3%	9.2%	11.8%

Revenue and Gross Margin

Revenue from the Sporting Goods business was up 9.4% for the third quarter of 2015 and up 14.9% for the first nine months of 2015, compared with the same periods in the prior year due to sales growth across most sales channels.

The overall gross margin percentage decreased slightly to 29.9% for the first nine months of 2015, compared to 31.1% for the same period in the prior year. The decreased gross margin resulted from increased product development investments and product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased as a percent of net sales to 18.8% for the first nine months of 2015, compared with 17.3% experienced in the same period last year. The increase in SG&A is primarily due to increased marketing efforts in new categories acquired during 2014 as well as in new products to be introduced in the future for which the expected benefits are not immediately realized. The Company intends to continue its focus on strategic investments in product development and brand marketing throughout the remainder of the year.

Provision for Income Taxes

The effective tax rate on continuing operations for the first nine months of 2015 was 29.1% compared to 34.1% for the same period last year. The rate for the first nine months of this year is lower than prior year due to an increase in the benefit of the domestic production activities deduction and available foreign tax credits.

Financial Condition and Liquidity

Total debt at the end of the first nine months of 2015 was $31.5 million, an increase of $10.4 million from December 27, 2014. Cash used for acquisitions was the primary driver for the increase in total debt. Cash from operating profits was used to reduce long term debt and pay dividends. Notes payable increased 79% as compared with same period last year and increased 73% as compared with year end. The following schedule summarizes the Company’s total debt:

In thousands	October 3, 2015	December 27, 2014	October 4, 2014

Notes payable short-term	$27,963	$16,200	$15,631
Current portion long-term debt	1,810	1,586	1,586
Long term debt	1,750	3,360	3,360
Total	$31,523	$21,146	$20,577

As a percentage of stockholders’ equity, total debt was 34%, 24% and 23% at October 3, 2015, December 27, 2014, and October 4, 2014 respectively.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2015.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 7/11/2015 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
Third quarter purchases:
7/12/2015-8/8/2015	None	None	No Change	No Change
8/9/2015-9/5/2015	None	None	No Change	No Change
9/6/2015-10/3/2015	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ESCALADE, INCORPORATED

Date: October 30, 2015	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)

