Form 10-K
period 2015-12-26
ESCALADE INC
filed 2016-02-23
CIK 33488

United States

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 26, 2015

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

Yes ☐ No ☒

Aggregate market value of common stock held by nonaffiliates of the registrant as of July 11, 2015 based on the closing sale price as reported on the NASDAQ Global Market: $182,549,269

The number of shares of Registrant's common stock (no par value) outstanding as of February 17, 2016: 14,190,844.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 21, 2016 are incorporated by reference into Part III of this Report.

Escalade, Incorporated and Subsidiaries

Part I

ITEM 1—BUSINESS

General

Escalade, Incorporated (Escalade, the Company, we, us or our) now operates in one business segment: Sporting Goods (Escalade Sports). Escalade and its predecessors have more than 80 years of manufacturing and selling experience in this industry. Previously, we operated in two businesses segments: Sporting Goods (Escalade Sports) and Information Security and Print Finishing (Martin Yale Group). On October 1, 2014, the Company completed the sale of the Information Security business. The sale of the Information Security business, coupled with the sale of our Print Finishing business on June 30, 2014, completed the Company’s exit from the Information Security and Print Finishing segment. As a result, the Information Security and Print Finishing segment has been classified as discontinued operations for all periods presented.

The following table presents the percentages contributed to Escalade’s net sales by its business segments:

	2015	2014	2013
Sporting Goods	100%	87%	81%
Discontinued Operations	--	13%	19%
Total Net Sales	100%	100%	100%

For additional segment information, see Note 14 – Operating Segment and Geographic Information in the consolidated financial statements.

Sporting Goods

Headquartered in Evansville, Indiana, Escalade Sports manufactures, imports, and distributes widely recognized sporting goods brands in basketball goals, archery, indoor and outdoor game recreation and fitness products through major sporting goods retailers, specialty dealers, key on-line retailers, traditional department stores and mass merchants. Escalade is a leader in table tennis tables, residential in-ground basketball goals and in archery bows. Some of the Company’s most recognized brands, owned or distributed, include:

Product Segment	Brand Names
Archery	Bear Archery®, Trophy Ridge®, Whisker Biscuit®, Cajun Bowfishing™
Table Tennis	STIGA®, Ping-Pong®, Prince®,
Basketball Goals	Goalrilla™, Goaliath®, Silverback®, Hoopstar™, Goalsetter®
Play Systems	Woodplay®, Childlife®
Fitness	The STEP®, USWeight™
Game Tables (Hockey and Soccer)	Atomic®, American Legend®, Redline®
Billiard Accessories	Mizerak®, Minnesota Fats®, Lucasi®, PureX®, Rage®, Players®
Darting	Unicorn®, Accudart®, Arachnid®, Nodor®, Winmau®
Outdoor Games	Zume Games®, Pickleball Now, Onix™, Viva Sol™

During 2015, 2014 and 2013 the Company had one customer, Dick’s Sporting Goods, which accounted for approximately 18%, 19% and 20%, respectively, of the Company’s revenues from continuing operations.

As of December 26, 2015, the Company had approximately 27% of its total accounts receivable with Dick’s Sporting Goods. As of December 27, 2014 the Company had approximately 23% of its total accounts receivable with Dick’s Sporting Goods.

Escalade Sports manufactures in the USA and Mexico and imports product from Asia, where the Company utilizes a number of contract manufacturers.

Certain products produced by Escalade Sports are subject to regulation by the Consumer Product Safety Commission. The Company believes it is in material compliance with all applicable regulations.

Marketing and Product Development

The Company makes a substantial investment in product development and brand marketing to differentiate its product line from its competition. We conduct market research and development efforts to design products which satisfy existing and emerging consumer needs. On a consolidated basis, the Company incurred research and development costs of approximately $1.5 million, $1.7 million, and $1.2 million in 2015, 2014 and 2013, respectively. The Company advertises directly to the consumer or end-user as well as through its retail partners in the form of advertising and other promotional allowances.

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

Employees

The number of employees at December 26, 2015 and December 27, 2014 were as follows:

	2015	2014
Sporting Goods
USA	386	372
Mexico	123	83
Asia	13	11
Total	522	466

The I.U.E./C.W.A. (United Electrical Communication Workers of America, AFL-CIO) represents hourly rated employees at the Escalade Sports’ Evansville, Indiana distribution center. There were approximately 22 covered employees at December 26, 2015. A three year labor contract was negotiated and renewed in April 2013 and expires on April 30, 2016. Management believes it has satisfactory relations with its employees.

Sources of Supplies

Raw materials for Escalade's various product lines consist of, but not limited to, wood, steel, aluminum, plastics, fiberglass and packaging. Escalade relies upon suppliers in various countries and upon various third party Asian manufacturers for many of its products. The Company believes that these sources will continue to provide adequate supplies as needed and that all other materials needed for the Company’s various operations are available in adequate quantities from a variety of domestic and foreign sources.

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

Operating results are directly impacted by the health of the North American and to a lesser extent, European and Asian economies. We cannot predict how robust the economy will be or whether or not it will be sustained. If the economic recovery slows, or if the economy experiences a prolonged period of decelerating or negative growth, the Company’s results of operations may be negatively impacted. In general, the Company’s sales depend on discretionary spending by consumers. Business and financial performance may be adversely affected by current and future economic conditions, including unemployment levels, energy costs, interest rates, recession, inflation, the impact of natural disasters and terrorist activities, and other matters that influence business and consumer spending.

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

The Company has one major customer which accounted for more than ten percent of consolidated gross sales and several other large customers, none of which represent more than ten percent of consolidated gross sales, and historically has derived substantial revenues from these customers. The Company has one major customer which accounted for more than ten percent of total accounts receivable. The Company needs to continue to expand its customer base to minimize the effects of the loss of any single customer in the future. If sales to one or more of the large customers would be lost or materially reduced, there can be no assurance that the Company will be able to replace such revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company’s customers may experience financial difficulties that could result in losses to the Company.

From time to time, one or more of the Company’s customers have experienced, are experiencing, or may in the future experience financial difficulties that impair their ability to pay all amounts owed to the Company. In such instances, the customer may file bankruptcy or take other actions to restructure the amounts owed to secured and unsecured creditors, including unsecured trade creditors such as the Company. When this occurs, the Company may not be able to collect the full amount owed to it by the customer, and in severe situations may have to write off all or a substantial portion of those customer receivables. As of the end of its 2015 fiscal year, the Company had net accounts receivables of approximately $3.5 million due from customers about whom the Company has some concerns. Any significant resulting losses incurred by the Company relating to these or other customers could have a material adverse effect on the Company’s business, results of operation, and financial condition.

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

The Company has made acquisitions of complementary companies or businesses, which have been part of the strategic plan, and may continue to pursue acquisitions in the future from time to time. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of capital and management’s attention from other business issues and opportunities. The Company may not be able to successfully integrate operations that it acquires, including personnel, financial systems, distribution, and operating procedures. If the Company fails to successfully integrate acquisitions, the Company’s business could suffer. In addition, acquisitions may result in the incurrence of debt, contingent liabilities, amortization expense or write-offs of goodwill or other intangibles, any of which could affect the Company’s financial position. The Company also has sometimes divested or discontinued certain operations, assets, and products that did not perform to the Company’s expectations or no longer fit with the Company’s strategic objectives. Divestitures may result in gains, losses, contingent liabilities, write-offs, tax consequences, or other related costs and expenses that could affect the Company’s financial position. Escalade will consider acquisitions, divestitures, and investments in the future, one or more of which, individually or in the aggregate, could be material to the Company’s overall business, operations or financial position.

Growth may strain resources, which could adversely affect the Company’s business and financial performance.

The Company has grown in the past through strategic acquisitions, and continues to make acquisitions in its Sporting Goods business. Growth places additional demands on management and operational systems. If the Company is not successful in continuing to support operational and financial systems, expanding the management team and increasing and effectively managing customers and suppliers, growth may result in operational inefficiencies and ineffective management of the Company’s business, which could adversely affect its business and financial performance.

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

From time to time the Company or its subsidiaries may be involved in lawsuits or other claims arising in the course of business, including those related to product liability, consumer protection, employment, intellectual property, torts and other matters. In addition, it may be subject to lawsuits relating to the design, manufacture or distribution of its products. The Company may be subject to lawsuits resulting from injuries associated with the use of sporting goods equipment that it sells and information security and print finishing products that it sold prior to divesting that business. The Company may incur losses relating to these claims or the defense of these claims. There is a risk that claims or liabilities will exceed the Company’s insurance coverage. In addition, the Company may be unable to retain adequate liability insurance in the future. Further, the Company is subject to regulation by the Consumer Product Safety Commission and similar state regulatory agencies. If the Company fails to comply with government and industry safety standards, it may be subject to claims, lawsuits, fines, product recalls and adverse publicity that could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company has operations in Mexico. Foreign operations encounter risks similar to those faced by U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, control over product quality and content, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions. The Company’s business relationships in Asia and joint venture in Sweden further increase its exposure to these foreign operating risks, which could have an adverse impact on the Company’s income and profitability.

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

Our quarterly cash dividend is currently $0.11 per common share. The dividend program requires the use of a portion of our cash flow. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors (Board) may, at its discretion, increase or decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

At December 26, 2015, the Company owned or operated from the following locations:

Location	Square Footage	Owned or Leased	Use

Evansville, Indiana, USA	483,954	Owned	Distribution; sales and marketing; engineering; administration
Rosarito, Mexico	174,700	Owned	Manufacturing and distribution
Olney, Illinois, USA	108,500	Leased	Manufacturing and distribution
Gainesville, Florida, USA	154,200	Owned	Manufacturing and distribution
Raleigh, N. Carolina, USA	88,800	Leased	Manufacturing and distribution
Jacksonville, Florida, USA	31,800	Leased	Distribution; sales and marketing
Peoria, AZ, USA	6,214	Leased	Manufacturing and distribution
Shanghai, China	1,860	Leased	Sales and sourcing
Wabash, Indiana, USA	141,000	Owned	Facility is leased to third party. Location is not used for operations of the Company.

The Company believes that its facilities are in satisfactory and suitable condition for their respective operations. The Company also believes that it is in material compliance with all applicable environmental regulations and is not subject to any proceeding by any federal, state or local authorities regarding such matters. The Company provides regular maintenance and service on its plants and machinery as required. During the first quarter of 2016, the Company has planned to cease operations at the Raleigh facility. The lease expires on February 28, 2016.

ITEM 3—LEGAL PROCEEDINGS

The Company is involved in litigation arising in the normal course of its business, but the Company does not believe that the disposition or ultimate resolution of such claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

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

Part II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded under the symbol “ESCA” on the NASDAQ Global Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the NASDAQ Global Market:

Prices	High	Low

2015
Fourth quarter ended December 26, 2015	$18.67	$10.89
Third quarter ended October 3, 2015	18.73	15.74
Second quarter ended July 11, 2015	19.97	16.24
First quarter ended March 21, 2015	16.75	14.75
2014
Fourth quarter ended December 27, 2014	$14.47	$11.18
Third quarter ended October 4, 2014	16.77	11.78
Second quarter ended July 12, 2014	16.83	12.58
First quarter ended March 22, 2014	12.77	10.61
2013
Fourth quarter ended December 28, 2013	$12.41	$8.18
Third quarter ended October 5, 2013	8.70	6.32
Second quarter ended July 13, 2013	6.48	5.72
First quarter ended March 23, 2013	6.20	5.21

The closing market price on February 17, 2016 was $11.66 per share.

During 2013, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. At the August 2014 meeting of the Board of Directors, the Company established the annual rate to be $0.40 per share, or $0.10 per share quarterly. At the April 2015 meeting of the Board of Directors, the Company increased the quarterly rate to $0.11 per share. Dividends issued/declared during 2014 and 2015 are as follows:

Record Date	Payment Date	Amount per Common Share
March 13, 2014	March 20, 2014	$0.09
June 12, 2014	June 19, 2014	$0.09
September 14, 2014	September 21, 2014	$0.10
December 12, 2014	December 19, 2014	$0.10
March 13, 2015	March 20, 2015	$0.10
June 12, 2015	June 19, 2015	$0.11
September 14, 2015	September 21, 2015	$0.11
December 14, 2015	December 21, 2015	$0.11

There were approximately 140 holders of record of the Company's Common Stock at February 17, 2016. The approximate number of stockholders, including those held by depository companies for certain beneficial owners, was 2,139.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock with that of the cumulative total return on the NASDAQ 100 and the NASDAQ US Benchmark TR Index for the five year period ended December 31, 2015. The following information is based on an investment of $100, on December 31, 2010, in the Company’s common stock, the NASDAQ 100 and the NASDAQ US Benchmark TR Index, with dividends reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	2010	2011	2012	2013	2014	2015
Escalade Common Stock	100	69	82	184	237	208
NASDAQ 100 (OMX)	100	104	123	168	201	220
NASDAQ US Benchmark TR Index (OMX)	100	100	117	156	175	176

The performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 10/3/2015 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
Fourth quarter purchases:
10/4/2015 – 10/31/2015	None	None	None	No Change
11/1/2015 – 11/28/2015	None	None	None	No Change
11/29/2015 – 12/26/2015	None	None	None	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ITEM 6—SELECTED FINANCIAL DATA

(In thousands, except per share data)

At and For Years Ended	December 26, 2015	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011
Income Statement Data
Net revenue
Sporting Goods	$155,542	$137,975	$132,991	$112,599	$96,971
Discontinued Operations	--	20,865	30,686	34,990	37,279
Total net sales	155,542	158,840	163,677	147,589	134,250
Net income (loss)	11,606	11,817	9,805	(4,930)	4,441
Weighted-average shares	14,088	13,853	13,506	13,244	12,849
Per Share Data
Basic earnings (loss) per share	$0.82	$0.85	$0.73	$(0.37)	$0.35
Cash dividends	$0.43	$0.38	$0.34	$0.31	$0.32
Balance Sheet Data
Working capital	34,508	37,105	37,537	32,656	29,496
Total assets	143,737	127,881	141,974	125,740	130,115
Short-term debt	21,586	17,786	23,263	19,070	16,947
Long-term debt	1,750	3,360	4,946	3,500	5,000
Total stockholders' equity	96,480	89,779	87,955	80,457	87,565

Fiscal year 2015 was positively impacted by increased sales in the Sporting Goods segment. Gross margins were negatively impacted due to sales mix. Operating income was negatively impacted by increased operating costs related to acquisitions and marketing efforts in new categories acquired during the year and new products to be introduced in 2016.

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

The Company historically manufactured and distributed products for two industries: Sporting Goods and Information Security and Print Finishing. On June 30, 2014, the Company sold its Print Finishing business. On October 1, 2014, the Company sold its Information Security business. The divestiture of these two divisions accomplished the Company’s complete exit from the Information Security and Print Finishing segment. The Company’s decision to exit the Information Security and Print Finishing segment was influenced by low performance in this segment and lack of strategic fit. Management believes it can better achieve earnings growth through a more concentrated focus within the sporting goods equipment industry, including the traditional sports and emerging outdoor categories.

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

To enhance growth opportunities, the Company has focused on promoting new product innovation and development and brand marketing. In addition, the Company has embarked on a strategy of acquiring companies or product lines that complement or expand the Company's existing product lines or provide expansion into new or emerging categories in sporting goods. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing Company structure. In 2015, the Company acquired Onix Sports, Inc. to expand the Company’s offerings of pickleball paddles, balls, sportswear, and accessories, and Goalsetter Systems, Inc., (“Goalsetter”) to add another premium brand of residential in-ground basketball goals. The acquisition of Goalsetter from Co-Line Manufacturing, which will continue to manufacture the Goalsetter basketball goals in its Iowa facilities, also strengthens and diversifies the Company’s sources of basketball goals. The Company also sometimes divests or discontinues certain operations, assets, and products that do not perform to the Company's expectations or no longer fit with the Company's strategic objectives.

Management believes that key indicators in measuring the success of these strategies are revenue growth, earnings growth, new product introductions, and the expansion of channels of distribution. The following table sets forth the annual percentage change in revenues and net income (loss) over the past three years:

17

	2015	2014	2013

Net revenue
Sporting Goods	12.7%	3.7%	18.1%
Discontinued Operations	(100.0%)	(32.0%)	(12.3%)
Total	(2.1%)	(3.0%)	10.9%

Net income (loss)
Sporting Goods	(14.2%)	2.8%	31.4%
Discontinued Operations	(100.0%)	45.2%	82.2%
Total	(1.8%)	20.5%	298.9%

Excluding the impact of goodwill and intangible asset impairment in 2012, the annual percentage of change in total net income would have been an increase of 11.0% in 2013.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data (excluding Discontinued Operations) as a percentage of net revenue:

	2015	2014	2013
Net revenue	100.0%	100.0%	100.0%
Cost of products sold	72.0%	70.2%	69.9%
Gross margin	28.0%	29.8%	30.1%
Selling, administrative and general expenses	17.9%	16.6%	16.1%
Amortization	1.9%	1.9%	1.8%
Operating income	8.2%	11.3%	12.2%

Revenue and Gross Margin

Sales growth across most sales channels of the Sporting Goods segment resulted in an overall increase of 12.7% in Sporting Goods net revenues for 2015 compared to 2014.

The overall gross margin percentage decreased to 28.0% in 2015 compared with 29.8% in 2014 due primarily to decreased sales and margins in archery.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $27.8 million in 2015 compared to $22.9 million in 2014, an increase of $4.8 million or 21.1%. SG&A as a percent of sales is 17.9% in 2015 compared with 16.6% in 2014. The increase in SG&A is primarily due to increased marketing efforts in new categories acquired during the year as well as new products to be introduced in future years.

Other Income

Other income, including equity in earnings of affiliates, decreased in 2015 to $3.3 million compared with $4.7 million 2014, a decrease of 29.6% primarily due to the impact of foreign currency exchange rates associated with our 50% ownership of Stiga, headquartered in Sweden. Other income for 2014 included $0.6 million of insurance proceeds due to roof damage that the company used to make facility repairs in 2015. Equity in earnings of affiliates was $3.0 million in 2015 compared with $3.9 million in 2014.

Provision for Income Taxes

The effective tax rate for 2015 and 2014 was 26.0% and 2.8%, respectively. The 2015 effective tax rate is lower than the statutory rate primarily due to income tax credits, benefits from the captive insurance, and the effect of foreign tax rates. The lower 2014 tax rate is primarily driven by reductions in valuation allowance reserves for foreign net operating losses utilized in the divested Information Security and Print Finishing businesses due to cancelation of indebtedness and the foreign exchange gain on the sale of the Information Security investment.   The higher 2013 tax rate of 41.2% is primarily driven by increases in valuation allowance reserves for foreign net operating losses generated in the Information Security and Print Finishing business.

Sporting Goods

Net revenues, operating income, and net income for the Sporting Goods segment for the three years ended December 26, 2015 were as follows:

In Thousands	2015	2014	2013

Net revenue	$155,542	$137,975	$132,991
Operating income	16,070	18,194	18,469
Net income	9,771	11,394	11,087

Net revenue increased 12.7% in 2015 compared to 2014 with growth coming from most sales channels in the Sporting Goods segment. The Company continues to aggressively pursue opportunities to increase revenue through introduction of new products, expansion of product distribution, acquisitions, and increased investment in consumer marketing. Sales channels are predominately mass market retail customers, specialty retailers, and dealers. During 2015, the Company strengthened its product offerings with the acquisitions of Onix Sports, Inc. to expand the Company’s offerings of pickleball paddles, balls, sportswear, and accessories, and Goalsetter to add another premium brand of residential in-ground basketball goals.

Gross margin and profitability declined in 2015 compared with 2014. The gross margin ratio in 2015 declined to 28.0% compared to 29.8% in the prior year due to decreased sales and margins in archery. Operating income as a percentage of net revenue decreased to 10.3% in 2015 compared to 13.2% in 2014. Management anticipates additional sales growth in 2016 related to new product offerings and the acquisitions made during 2015 and in January, 2016.

Information Security and Print Finishing

On June 30, 2014, the Company sold its Print Finishing business. On October 1, 2014, the Company sold its Information Security business. The divestiture of these two divisions accomplished the Company’s complete exit from the Information Security and Print Finishing segment. Due to the exit from the Information Security and Print Finishing segment, effective as of its second quarter ended July 12, 2014, the Company began reporting results of its Information Security and Print Finishing business as discontinued operations, which are excluded from the results of continuing operations.

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

Financial Condition and Liquidity

The current ratio, a basic measure of liquidity (current assets divided by current liabilities), decreased to 1.9 in 2015 compared to 2.2 in 2014. Receivable levels increased to $39.0 million in 2015 compared with $32.2 million in 2014 and net inventory increased $2.1 million to $25.9 million in 2015 from $23.8 million in 2014. Total notes payable and long-term debt increased to $23.3 million, up from $21.1 million in 2014. Total notes payable and long-term debt as a percentage of stockholders equity was 24.2% in 2015, up from 23.6% in 2014.

The Company’s working capital requirements are primarily funded through cash flows from operations and revolving credit agreements with its bank. During 2015, the Company’s maximum borrowings under its primary revolving credit lines and overdraft facility totaled $31.6 million compared to $30.6 million in 2014. Total notes payable and long-term debt increased $2.2 million in 2015 as compared with 2014. The debt increase was primarily driven by the acquisitions completed during 2015. The overall effective interest rate in 2015 was 2.6% which was down from the effective rate of 3.0% in 2014. On January 21, 2016, the Company entered into a Second Amended and Restated Credit Agreement (“Restated Credit Agreement”) with its issuing bank, JP Morgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the Restated Credit Agreement (collectively, the “Lender”). Under the terms of the Restated Credit Agreement, the Lender has made available to the Company a senior revolving credit facility in an increased maximum amount of up to $35.0 million and a term loan in an increased principal amount of $7.5 million. The maturity date of the revolving credit facility was extended to January 21, 2019 and the maturity of the term loan facility was extended to January 21, 2021.

The Company’s cash remains stable compared with prior year due to the utilization of the revolving credit agreement facility to fund working capital needs. Operating cash flows were used to fund acquisitions and to pay shareholder dividends.

In 2016, the Company estimates capital expenditures to be approximately $4.5 million.

The Company expects improvements in its overall sales levels for fiscal year 2016 compared with 2015 as a result of new product offerings, acquisitions and expanded customer base. The Company believes that cash generated from its projected 2016 operations and the commitment of borrowings from its primary lender will provide it with sufficient cash flows for its operations.

It is possible that if economic conditions deteriorate, this could have adverse effects on the Company’s ability to operate profitably during fiscal year 2016. To the extent that occurs, management will pursue cost reduction initiatives and consider realignment of its infrastructure in an effort to match the Company’s overhead and cost structure with the sales level dictated by current market conditions.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under the sub-heading “New Accounting Pronouncements”.

Off Balance Sheet Financing Arrangements

The Company has no financing arrangements that are not recorded on the Company’s balance sheet.

Contractual Obligations

The following schedule summarizes the Company’s material contractual obligations as of December 26, 2015:

Amounts in thousands	Total	2016	2017 - 2018	2019 - 2020	Thereafter

Debt	$23,336	$21,586	$1,750	$--	$--
Future interest payments (1)	627	585	42	--	--
Operating leases	1,393	468	640	285	--
Minimum payments under royalty and license agreements	1,295	460	835	--	--
Total	$26,651	$23,099	$3,267	$285	$--

Note:

(1) Assumes that the Company will not increase borrowings under its long-term credit agreements and that the effective interest rate experienced in 2015 of 2.6% will continue for the life of the agreements.

The contractual obligations table does not reflect the Restated Credit Agreement entered into by the Company on January 21, 2016. The impact of the Restated Credit Agreement is to increase debt payments by $4.8 million and increase future interest payments by $0.5 million.

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

The Company has one reporting unit that is identical to our operating segment, Sporting Goods. Of the total recorded goodwill of $20.0 million at December 26, 2015, the entire amount was allocated to the Escalade Sports reporting unit. The results of the qualitative impairment assessment of the Escalade Sports reporting unit indicated that the fair value of the invested capital exceeded the carrying value of the invested capital as of December 26, 2015.

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

Non-Marketable Equity Method Investments

The Company has minority equity positions in companies strategically related to the Company’s business, but does not have control over these companies. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income (loss) is recorded in equity in earnings of affiliates on the consolidated statements of operations. The proportionate share of net income was $3.0 million, $3.9 million and $2.9 million in 2015, 2014 and 2013, respectively. Total cash dividends received from these equity investments amounted to $928 thousand, $919 thousand, and $617 thousand in 2015, 2014 and 2013, respectively. The Company considers whether the fair values of any of its equity investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value.

During 2013, the decision was made to cease operations and liquidate Escalade International, Ltd. Losses incurred include shutdown costs. As a result, the Company’s 50% portion of net loss for Escalade International, Ltd. for 2013 ($343) thousand and is included in equity in earnings of affiliates on the Company’s statements of operations.

Effect of Inflation

The Company cannot accurately determine the precise effects of inflation. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expenses; improving manufacturing technologies; and redesigning products to keep these costs under control.

Capital Expenditures

As of December 26, 2015, the Company had no material commitments for capital expenditures. In 2016, the Company estimates capital expenditures to be approximately $4.5 million.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. The Company attempts to minimize these risks through regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. During fiscal 2015, there were no derivatives in use. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

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

The management of Escalade assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (published in 2013) and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that, as of December 26, 2015, the Company’s internal control over financial reporting was effective.

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

/s/ David L. Fetherman, Chief Executive Officer /s/ Stephen R. Wawrin, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2015. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 21, 2016 under the captions “Certain Beneficial Owners,” “Election of Directors,” “Executive Officers of the Registrant,” “Board of Directors, Its Committees, Meetings and Functions,” and “Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11— EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 21, 2016 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of Compensation Committee” and “Executive Compensation” and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appears under the caption “Report of Compensation Committee” is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 21, 2016 under the captions “Certain Beneficial Owners” and “Election of Directors” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders (1)	187,625	$6.15	1,128,758
Equity compensation plans not approved by security holders	--	--	--
Total	187,625		1,128,758

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

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on April 21, 2016 under the captions “Election of Directors” and “Board of Directors, Its Committees, Meetings and Functions” and is incorporated herein by reference. The information required by Item 404 of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 21, 2016 under the caption “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 21, 2016 under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

Part IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as a part of this report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated financial statements of Escalade, Incorporated and subsidiaries:

Consolidated balance sheets—December 26, 2015 and December 27, 2014

Consolidated statements of operations—fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013

Consolidated statements of comprehensive income—fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013

Consolidated statements of stockholders’ equity—fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013

Consolidated statements of cash flows—fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013

Notes to consolidated financial statements

Except as provided in Item 15(A)(2), all other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(2)	Financial Statement Schedules

The Stiga Sports AB joint venture’s Financial Statements required pursuant to Rule 3-09 of Regulation S-X as promulgated by the Securities and Exchange Commission will be filed when available by amendment to this Form 10-K on or before June 23, 2016. Those financial statements will include:

Consolidated income statement – fiscal years ended December 31, 2015 and 2014

Consolidated balance sheets – December 31, 2015 and 2014

Consolidated cash flow statements – fiscal years ended December 31, 2015 and 2014

Notes to consolidated financial statements

(3)	Exhibits
2.1	Agreement dated as of October 1, 2014 for the Sale and Purchase of all of the Shares in intimus International GmbH and Olympia Business Systems, Inc. among Wedcor Holdings, Inc. as Seller, Pitney Bowes Espana, S.A.U. as Buyer, and PHI Fund II, F.C.R. de Regimen Simplificado as Guarantor (without exhibits and schedules, which Escalade has determined are not material) (k)

2.2	Asset Sale and Purchase Agreement dated as of October 1, 2014 between Olympia Business Systems, Inc. as purchaser and Wedcor Holdings, Inc. as seller (without exhibits and schedules, which Escalade has determined are not material) (k)
3.1	Articles of Incorporation of Escalade, Incorporated (b)
3.2	Amended By-Laws of Escalade, Incorporated (j)
4.1	Form of Escalade, Incorporated's common stock certificate (a)
10.1	Licensing agreement between Sweden Table Tennis AB and Indian Industries, Inc. dated January 1, 1995 (c)
10.2	Second Amended and Restated Credit Agreement dated as of January 21, 2016 by and among Escalade, Incorporated, Indian Industries, Inc., and JPMorgan Chase Bank, N.A. and the other parties named therein (n)
10.3	Pledge and Security Agreement dated as of April 30, 2009 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (without exhibits and schedules, which Escalade has determined are not material) (e)
10.4	Form of Pledge and Security Agreement dated as of April 30, 2009 with JPMorgan Chase Bank, N.A. (e) (f)
10.5	Form of Unlimited Continuing Guaranty dated as of April 30, 2009 in favor of JPMorgan Chase Bank, N.A. (e) (f)

(4)	Executive Compensation Plans and Arrangements
10.11	Incentive Compensation Plan for Escalade, Incorporated and its subsidiaries (a)
10.12	Escalade Incorporated 2007 Incentive Plan, as amended, incorporated by reference herein from Annex 1 and 2 to the Registrant’s 2012 Definitive Proxy Statement (h)
10.13	Form of Stock Option Award Agreement utilized in Stock Option grants to employees pursuant to the Escalade, Incorporated 2007 Incentive Plan (g)
10.14	Form of Stock Option Award Agreement utilized in Stock Option grants to Directors pursuant to the Escalade, Incorporated 2007 Incentive Plan (g)
10.15	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants pursuant to the Escalade Incorporated 2007 Incentive Plan. (d)
10.16	Executive Severance agreement, dated September 14, 2012 between Robert Keller and Escalade, Inc. (i)
10.17	Agreement and Release dated November 11, 2014 between Deborah J. Meinert and Escalade, Inc. (l)
10.18	Agreement and Release dated December 7, 2015 between Robert Keller and Escalade, Inc. (m)
21	Subsidiaries of the Registrant
23.1	Consent of BKD, LLP
23.2	Consent of FALK GmbH & Co KG
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer Section 1350 Certification
32.2	Chief Financial Officer Section 1350 Certification
101.Cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.Def	XBRL Taxonomy Extension Definition Linkbase Document
101.Lab	XBRL Taxonomy Extension Label Linkbase Document
101.Pre	XBRL Taxonomy Extension Presentation Linkbase Document
101.Ins	XBRL Instance Document
101.Sch	XBRL Taxonomy Extension Schema Document

(a)	Incorporated by reference from the Company’s Form S-2 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987
(b)	Incorporated by reference from the Company's 2007 First Quarter Report on Form 10-Q
(c)	Incorporated by reference from the Company's 1995 Annual Report on Form 10-K
(d)	Incorporated by reference from the Company's Form 8-K filed on March 3, 2008
(e)	Incorporated by reference from the Company's Form 8-K filed on May 6, 2009. Indian Industries, Inc. entered into a substantially similar agreement on January 21, 2016, which amended and restated the April 30, 2009 pledge and security agreement previously entered into by Indian Industries.
(f)	Each of Escalade’s and Indian’s nine domestic subsidiaries has entered into the identical form of Pledge and Security Agreement and form of Unlimited Continuing Guaranty. Those nine domestic subsidiaries are: Harvard Sports, Inc.; Wedcor Holdings, Inc.; U.S. Weight, Inc.; Bear Archery, Inc.; Escalade Sports Playground, Inc.; EIM Company, Inc.; SOP Services, Inc.; Escalade Insurance, Inc.; and Goalsetter Systems, Inc. Goalsetter entered into such agreements on January 21, 2016.

(g)	Incorporated by reference from the Company’s 2009 Annual Report on Form 10-K filed on March 5, 2010
(h)	Incorporated by reference from the Company’s 2012 Proxy Statement
(i)	Incorporated by reference from the Company’s Form 8-K filed on September 19, 2012
(j)	Incorporated by reference from the Company’s 2014 First Quarter Report on Form 10-Q filed on April 22, 2014
(k)	Incorporated by reference from the Company’s Form 8-K filed on October 6, 2014
(l)	Incorporated by reference from the Company’s Form 8-K filed on November 12, 2014
(m)	Incorporated by reference from the Company’s Form 8-K filed on December 10, 2015
(n)	Incorporated by reference from the Company’s Form 8-K filed on January 26, 2016

Escalade, Incorporated and Subsidiaries

Index to Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants’ Reports are submitted herewith:

Reports of Independent Registered Public Accounting Firms

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated (Company) as of December 26, 2015, and December 27, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 26, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2013 financial statements (consisting of the balance sheet and related statement of operations) of Intimus International GmbH (formerly Martin Yale International, GmbH), a wholly owned subsidiary, which statements were presented on the basis of accounting principles generally accepted in Germany and reflect total assets of $12,102 and net sales of $15,000 (dollars in thousands) for 2013, included in the related consolidated financial statement amounts as of and for the year ended December 28, 2013. Such balance sheet and statement of operations for Martin Yale International, GmbH are based solely on the reports of the other accountants.

Our audits also included auditing adjustments to convert the balance sheet and statement of operations of Intimus International GmbH (formerly Martin Yale International, GmbH) into accounting principles generally accepted in the United States of America for purposes of consolidation. Our audits also included auditing the amounts reflected in the consolidated statements of comprehensive income, cash flows and stockholders’ equity for Intimus International GmbH (formerly Martin Yale International, GmbH).

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 26, 2015, and December 27, 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 26, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Evansville, Indiana

February 23, 2016

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

We have audited Escalade, Incorporated’s (Company) internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated February 23, 2016, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Evansville, Indiana

February 23, 2016

Escalade, Incorporated and Subsidiaries

Consolidated Balance Sheets

All Amounts in Thousands Except Share Information	December 26, 2015	December 27, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$1,982	$3,232
Time deposits	—	1,450
Receivables, less allowances of $1,086 and $900	38,984	32,150
Inventories	25,862	23,775
Prepaid expenses	2,534	1,622
Deferred income tax benefit	1,543	925
Prepaid income tax	1,910	5,697
TOTAL CURRENT ASSETS	72,815	68,851

Property, plant and equipment, net	14,363	11,596
Intangible assets	16,868	13,465
Goodwill	20,047	14,875
Investments	19,644	18,949
Other assets	—	145
TOTAL ASSETS	$143,737	$127,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$19,776	$16,200
Current portion of long-term debt	1,810	1,586
Trade accounts payable	2,547	1,853
Accrued liabilities	14,174	12,107
TOTAL CURRENT LIABILITIES	38,307	31,746

Long-term debt	1,750	3,360
Deferred income tax liability	7,200	2,996
TOTAL LIABILITIES	47,257	38,102

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock
Authorized: 1,000,000 shares, no par value, none issued
Common stock
Authorized: 30,000,000 shares, no par value
Issued and outstanding: 2015 —14,179,844 shares, 2014 —13,998,090 shares	14,180	13,998
Retained earnings	85,478	77,745
Accumulated other comprehensive loss	(3,178)	(1,964)
TOTAL STOCKHOLDERS’ EQUITY	96,480	89,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$143,737	$127,881

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Operations

	Years Ended
All Amounts in Thousands Except Per Share Data	December 26, 2015	December 27, 2014	December 28, 2013

Net Sales	$155,542	$137,975	$132,991

Costs and Expenses
Cost of products sold	112,068	96,912	92,991
Selling, administrative and general expenses	27,775	22,938	21,453
Amortization	2,881	2,621	2,363

Operating Income	12,818	15,504	16,184

Other Income (Expense)
Interest expense	(470)	(447)	(404)
Equity in earnings of affiliates	2,993	3,923	2,934
Other income	333	803	—

Income Before Income Taxes from Continuing Operations	15,674	19,783	18,714

Provision for Income Taxes from Continuing Operations	4,068	6,438	6,119

Net Income from Continuing Operations	11,606	13,345	12,595

Discontinued Operations
Loss from operations	—	(611)	(2,026)
Loss on classification as held for sale	—	(12,945)	—
Gain on disposal (includes $2,565 of accumulated other comprehensive income reclassification from foreign currency translation adjustment)	—	5,929	—
Provision (benefit) for income taxes	—	(6,099)	764
Net Loss from Discontinued Operations	—	(1,528)	(2,790)

Net Income	$11,606	$11,817	$9,805

Basic Earnings Per Share Data:
Income from continuing operations	$0.82	$0.96	$0.93
Loss from discontinued operations	—	(0.11)	(0.20)
Net Income	$0.82	$0.85	$0.73

Diluted Earnings Per Share Data:
Income from continuing operations	$0.82	$0.95	$0.92
Loss from discontinued operations	—	(0.11)	(0.20)
Net Income	$0.82	$0.84	$0.72

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended
All Amounts in Thousands	December 26, 2015	December 27, 2014	December 28, 2013

Net Income	$11,606	$11,817	$9,805

Foreign currency translation adjustment before reclassifications	(1,214)	(4,318)	826
Amounts reclassified from comprehensive income due to divesture	—	(2,565)	—

Comprehensive Income	$10,392	$4,934	$10,631

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
All Amounts in Thousands	Shares	Amount	Earnings	Income (Loss)	Total

Balances at December 29, 2012	13,427	$13,427	$62,937	$4,093	$80,457

Other comprehensive income				826	826
Net income			9,805		9,805
Expense of stock options			557		557
Exercise of stock options	184	184	452		636
Settlement of restricted stock units	17	17	(17)		—
Tax benefit from settlement of stock compensation			110		110
Dividends declared			(4,622)		(4,622)
Stock issued to directors as compensation	29	29	157		186

Balances at December 28, 2013	13,657	$13,657	$69,379	$4,919	$87,955

Other comprehensive loss				(6,883)	(6,883)
Net income			11,817		11,817
Expense of stock options			716		716
Exercise of stock options	301	301	1,085		1,386
Settlement of restricted stock units	34	34	(34)		—
Dividends declared			(5,294)		(5,294)
Stock issued to directors as compensation	6	6	76		82

Balances at December 27, 2014	13,998	$13,998	$77,745	$(1,964)	$89,779

Other comprehensive loss				(1,214)	(1,214)
Net income			11,606		11,606
Expense of stock options and restricted stock units			719		719
Exercise of stock options	156	156	781		937
Settlement of restricted stock units	19	19	(19)		—
Tax benefit from settlement of stock compensation			701		701
Tax withholding for equity awards			(79)		(79)
Dividends declared			(6,072)		(6,072)
Stock issued to directors as compensation	7	7	96		103

Balances at December 26, 2015	14,180	$14,180	$85,478	$(3,178)	$96,480

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
All Amounts in Thousands	December 26, 2015	December 27, 2014	December 28, 2013
Operating Activities:
Net Income	$11,606	$11,817	$9,805
Reconciling adjustments:
Depreciation and amortization	5,218	4,383	3,844
Provision for doubtful accounts	159	(245)	317
Stock option and restricted stock unit expense	719	716	557
Equity in net income of joint venture investments	(2,993)	(3,923)	(2,934)
Deferred income taxes	1,696	(1,197)	896
Additional discontinued operations activities	—	6,672	2,896
Gain from insurance proceeds for involuntary conversion	—	(603)	—
Loss (gain) on disposals of assets	1	(10)	—
Dividends received from equity method investments	928	919	617
Changes in
Accounts receivable	(6,053)	6,739	(10,090)
Inventories	(1,121)	(1,559)	3,086
Prepaids	2,887	(4,658)	(548)
Other assets	—	—	35
Income tax payable	—	—	(710)
Accounts payable and accrued expenses	2,416	245	1,236
Net cash provided by operating activities	15,463	19,296	9,007
Investing Activities:
Purchase of property and equipment	(5,067)	(2,663)	(2,169)
Acquisitions	(10,678)	(10,630)	(6,485)
Net sale (purchase) of short-term time deposits	1,450	250	(500)
Discontinued operations activities	—	5,700	(186)
Proceeds from insurance for involuntary conversion	—	603	—
Proceeds from sale of property and equipment	—	26	1
Net cash (used in) investing activities	(14,295)	(6,714)	(9,339)
Financing Activities:
Dividends paid	(6,072)	(5,294)	(4,622)
Net decrease in overdraft facility	—	—	(2,452)
Net (decrease) increase in notes payable	3,577	(5,500)	4,345
Proceeds from exercise of stock options	937	1,386	636
Proceeds from restated credit agreement	—	—	1,000
Change in long-term debt	(1,585)	(1,563)	446
Tax benefit from settlement of stock compensation	701	—	110
Tax withholding for equity awards	(79)	—	—
Director stock compensation	103	82	186
Net cash (used in) financing activities	(2,418)	(10,889)	(351)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(807)	485
Increase (Decrease) in Cash and Cash Equivalents	(1,250)	886	(198)
Cash and Cash Equivalents, beginning of year (includes zero, $1,255 and $1,050 respectively of cash reported as assets held for sale)	3,232	2,346	2,544
Cash and Cash Equivalents, end of year (includes zero, zero and $1,255 respectively of cash reported as assets held for sale)	$1,982	$3,232	$2,346
Supplemental Cash Flows Information
Interest paid	$465	$600	$809
Income taxes paid	$108	$5,208	$4,546
Seller note issued in purchase of real estate	—	—	$2,300
Dividends payable	$4	—	—
Information regarding the Company’s acquisitions in 2015 and 2014 are as follows:
Fair value of assets acquired	$13,269	$10,577
Cash paid for assets	10,678	10,438
Note payable for deferred purchase price obligation	200	—
Liabilities assumed	$2,391	$139

See notes to consolidated financial statements.

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Escalade, Incorporated and its wholly-owned subsidiaries (Escalade, the Company, we, us or our) are engaged in the manufacture and sale of sporting goods products. On June 30, 2014, the Company sold its Print Finishing business. On October 1, 2014, the Company sold its Information Security business. The divestiture of these two divisions accomplished the Company’s complete exit from the Information Security and Print Finishing segment that is reported as discontinued operations. The Company is headquartered in Evansville, Indiana and has manufacturing facilities in the United States of America and Mexico. The Company sells products to customers primarily in North America with minimal sales throughout the remainder of the world.

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

We have revised the presentation of dividends received from equity method investments in our Consolidated Statements of Cash Flows. Previously, we had reported the dividends within the investing section of the Consolidated Statements of Cash Flows. As of December 26, 2015, we report the dividends within the operating section of the Consolidated Statements of Cash Flows.

The impact of revising our Statements of Cash Flows for the specified prior periods are as follows:

Year Ended December 27, 2014	As Previously Reported	Revision	As Revised
In Thousands
Net cash provided by operating activities	$18,377	$919	$19,296
Net cash used in investing activities	(5,795)	(919)	(6,714)

Year Ended December 28, 2013	As Previously Reported	Revision	As Revised
In Thousands
Net cash provided by operating activities	$8,390	$617	$9,007
Net cash used in investing activities	(8,722)	(617)	(9,339)

Fiscal Year End

The Company’s fiscal year is a 52 or 53 week period ending on the last Saturday in December. Fiscal year 2015 was 52 weeks long, ending December 26, 2015. Fiscal year 2014 was 52 weeks long, ending on December 27, 2014. Fiscal year 2013 was 52 weeks long, ending on December 28, 2013.

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

Inventories

Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower of cost or market. This inventory valuation reserve totaled $471 thousand and $537 thousand at fiscal year-end 2015 and 2014, respectively. Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

In Thousands	2015	2014

Raw materials	$3,621	$3,950
Work in process	4,297	3,967
Finished goods	17,944	15,858
	$25,862	$23,775

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

In Thousands	2015	2014

Land	$2,049	$2,049
Buildings and leasehold improvements	18,964	16,951
Machinery and equipment	22,179	19,852
Total cost	43,192	38,852
Accumulated depreciation and amortization	(28,829)	(27,256)
	$14,363	$11,596

The Company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. No asset impairment was recognized during the years ended 2015, 2014, or 2013.

Investments

Investments are composed of the following:

In Thousands	2015	2014

Non-marketable equity investments (equity method)	$19,644	$18,949

Non-Marketable Equity Investments: The Company has an equity position in a company that strategically relates to the Company’s business, but does not have control over this company. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income (loss) is recorded in equity in earnings of affiliates on the consolidated statement of operations. The proportionate share of net income was $3.0 million, $3.9 million and $2.9 million in 2015, 2014 and 2013, respectively. Total cash dividends received from these equity investments amounted to $928 thousand, $919 thousand, and $617 thousand in 2015, 2014 and 2013, respectively. The Company considers whether the fair value of any of its equity investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value.

During 2013, the decision was made to cease operations and liquidate Escalade International, Ltd. Losses incurred include shutdown costs. As a result, the Company’s 50% portion of net loss for Escalade International, Ltd. for 2013 ($343) thousand and is included in equity in earnings of affiliates on the Company’s statements of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over fair value of net tangible and identifiable intangible assets of acquired businesses. Intangible assets consist of patents, consulting agreements, non-compete agreements, customer lists, and trademarks. Goodwill and trademarks are deemed to have indefinite lives and are not amortized, but are subject to impairment testing annually in accordance with guidance included in FASB ASC 350, Intangibles – Goodwill and Other. Other intangible assets are amortized using the straight-line method over the following lives: consulting agreements, the life of the agreement; customer lists, 5 to 14 years; non-compete agreements, the lesser of the term or 5 years; and patents, the lesser of the remaining life or 5 to 13 years.

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

Foreign Currency Translation

The functional currency for the foreign operations of Escalade is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Stockholders’ Equity and are excluded from net income. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Operations and were insignificant in fiscal years 2015, 2014, and 2013.

Cost of Products Sold

Cost of products sold is comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Other Income

The components of Other Income are as follows:

In Thousands	2015	2014	2013

Proceeds from insurance for involuntary conversion	$—	$603	—
Rent income from real estate	212	106	—
Other	121	94	—
	$333	$803	$—

Provision for Income Taxes

Income tax in the consolidated statement of operations includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs incurred during 2015, 2014 and 2013 were approximately $1.5 million, $1.7 million, and $1.2 million, respectively.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

New Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Management is evaluating the provisions of this statement and the impact it will have on the Company’s financial statements.

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

Other intangible assets are amortized using the straight-line method over the following lives: consulting agreements, the life of the agreement; customer lists, 5 to 14 years; non-compete agreements, the lesser of the term or 5 years; and patents, the lesser of the remaining life or 5 to 13 years. Indefinite-lived intangible assets are reviewed for impairment annually, or whenever events or changes in circumstances indicate the carrying amount of an intangible asset may not be recoverable.

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

In Thousands	2015	2014	2013

Beginning balance	$695	$620	$523
Additions	1,459	1,156	978
Deductions	(1,307)	(1,081)	(881)
Ending balance	$847	$695	$620

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

In Thousands	2015	2014	2013

Beginning balance	$537	$469	$414
Additions	470	287	426
Deductions	(536)	(219)	(371)
Ending balance	$471	$537	$469

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

In Thousands	2015	2014	2013

Beginning balance	$900	$1,104	$787
Additions	159	251	475
Deductions	27	(455)	(158)
Ending balance	$1,086	$900	$1,104

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

In Thousands	2015	2014	2013

Beginning balance	$2,155	$2,494	$1,787
Additions	5,312	4,747	4,584
Deductions	(5,316)	(5,086)	(3,877)
Ending balance	$2,151	$2,155	$2,494

Note 3 — Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands	2015	2014

Employee compensation	$3,341	$3,314
Customer related allowances and accruals	5,263	5,055
Other accrued items	5,570	3,738
	$14,174	$12,107

Note 4 — Operating Leases

The Company leases warehouse and office space under non-cancelable operating leases that expire at various dates through 2020. Terms of the leases, including renewals, taxes, utilities, and maintenance, vary by lease. Total rental expense included in the results of operations relating to all leases was $0.9 million in 2015, $0.7 million in 2014, and $0.7 million in 2013.

At December 26, 2015, minimum rental payments under non-cancelable leases with terms of more than one year were as follows:

In Thousands	Amount

2016	$468
2017	412
2018	228
2019	201
Thereafter	84
$1,393

Note 5 — Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

	2015		2014
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$24,220	$22,061	$24,220	$19,882
Non-compete agreements	2,749	2,192	2,367	2,053
Customer list	9,073	1,112	5,054	548
Trademarks	6,313	122	4,429	122
	$42,355	$25,487	$36,070	$22,605

Amortization expense was $2.9 million, $2.6 million and $2.4 million for 2015, 2014 and 2013, respectively.

Estimated future amortization expense is summarized in the following table:

In Thousands	2016	2017	2018	2019	2020	Thereafter

Sporting Goods	$1,922	$1,146	$943	$843	$799	$5,025

All goodwill is allocated to the operating segment of the business. The changes in the carrying amount of goodwill were:

In Thousands	Sporting Goods

Balance at December 28, 2013	13,113
Acquisition	1,762
Balance at December 27, 2014	$14,875
Acquisitions	5,172
Balance at December 26, 2015	$20,047

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

Note 6 — Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective year-end for balance sheet amounts and using average exchange rates for income statement amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the years ended 2015 and 2014 are addbacks of $10.4 million and $11.4 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $14.6 million offset by the related cumulative tax effect of $4.2 million as of December 26, 2015 and cumulative goodwill adjustments of $16.0 million offset by the related cumulative tax effect of $4.6 million as of December 27, 2014. The income statement impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the years ended December 26, 2015, December 27, 2014, and December 28, 2013 are to increase total Stiga net income by approximately $0.1 million, $0.3 million, and $1.6 million, respectively. The Company’s 50% portion of net income for Stiga for the years ended December 26, 2015, December 27, 2014, and December 28, 2013 are $3.0 million, $3.9 million, and $3.3 million, respectively. Additionally, for each of the years ended December 26, 2015, December 27, 2014 and December 28, 2013, the Company paid royalties to Stiga in the amount of $0.4 million.

In addition, the Company had a 50% interest in Neoteric Industries Inc. in Taiwan. The income and assets of Neoteric had no material impact on the Company’s financial reporting. During 2014, the decision was made to divest the Company’s 50% interest in Neoteric Industries Inc. in Taiwan as part of the divestiture of the Information Security and Print Finishing businesses.

During 2013, the Company also had a 50% interest in Escalade International Ltd. that was a sporting goods wholesaler, specializing in fitness equipment. The decision was made during 2013 to cease operations and liquidate Escalade International, Ltd. Losses incurred include shutdown costs. As a result, the Company’s 50% portion of net loss for Escalade International, Ltd. for 2013 was ($343) thousand and is included in equity in earnings of affiliates on the Company’s statements of operations.

In accordance with Rule 4-08(g) of Regulation S-X, summarized financial information for Stiga Sports AB balance sheets as of December 31, 2015 and 2014, and statements of operations for the years ended December 31, 2015, 2014 and 2013 is as follows:

In Thousands	2015	2014

Current assets	$29,300	$30,539
Non-current assets	9,908	8,082
Total assets	39,208	38,621

Current liabilities	5,096	7,669
Non-current liabilities	5,835	4,229
Total liabilities	10,931	11,898

Net assets	$28,277	$26,723

	2015	2014	2013

Net sales	$45,688	$52,583	$48,914
Gross profit	22,122	25,737	23,636
Net income	5,843	7,537	4,914

Note 7 — Borrowings

On January 21, 2016, the Company amended and restated its existing credit agreement. See “Note 19” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial and Liquidity.”

On October 1, 2014, the Company and each of its domestic subsidiaries entered into the Third Amendment to its First Amended and Restated Credit Agreement dated August 27, 2013 (“2013 Restated Credit Agreement”) with its issuing bank, JPMorgan Chase Bank, N.A., and the other lenders identified in the 2013 Restated Credit Agreement (collectively, the “Lender”). The Third Amendment was entered into to permit the Company to sell the Information Security Business and terminate the Euro overdraft facility line of €1.0 million.

On June 30, 2014, the Company and each of its domestic subsidiaries entered into the Second Amendment to its First Amended and Restated Credit Agreement dated August 27, 2013 with its Lender. Under the terms of the Second Amendment to the 2013 Restated Credit Agreement, the Lender permitted Escalade to sell assets related to its Print Finishing business held by its subsidiary Martin Yale Industries, Inc. The Second Amendment to the 2013 Restated Credit Agreement also permitted Escalade and its subsidiaries that are parties to the 2013 Restated Credit Agreement to extend up to an additional €1.0 million in credit to Escalade’s former German subsidiary, Intimus International GmbH.

On November 13, 2013, the Company entered into the First Amendment to its First Amended and Restated Credit Agreement dated August 27, 2013 (Restated Credit Agreement) with its issuing bank, JPMorgan Chase Bank, N.A. (Chase). Under the terms of the First Amendment to the 2013 Restated Credit Agreement, the Lender has increased by $9.0 million the amount available to the Company under its senior revolving credit facility in the maximum amount of now up to $31.0 million. The Company is required to repay the outstanding principal balance of the senior revolving credit facility, including all accrued and unpaid interest thereon, on the maturity date of August 27, 2016. The Company may prepay the senior revolving credit facility, in whole or in part, and reborrow prior to the maturity date.

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

The First Amendment to the 2013 Restated Credit Agreement also revised the definitions of “Fixed Charges” and “Fixed Charge Coverage Ratio” and expressly permitted the Company to complete its acquisition of certain assets of DMI Sports, Inc.

The 2013 Restated Credit Agreement allows Escalade to request the issuance of letters of credit of up to $5,000,000, subject to the aggregate undrawn amount of a letter of credit issued by The Bank of New York Trust Company, N.A. for the account of Wedcor Holdings, Inc. Each loan, other than a Eurodollar Borrowing shall bear interest at the Alternate Base Rate plus the Applicable Base Rate. Loans comprising each Eurodollar Borrowing shall bear interest at the Adjusted LIBO Rate for the interest period in effect plus the Applicable Rate. Applicable Rate means the applicable rate per annum set forth below, based upon Escalade’s Funded Debt to Adjusted Ratio as of the most recent determination date:

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

Indebtedness under the 2013 Restated Credit Agreement continues to be collateralized by liens on all of the present and future equity of each of the Company’s domestic subsidiaries and substantially all of the assets of the Company. In addition, each direct and indirect domestic subsidiary of Escalade has unconditionally guaranteed all of the indebtedness of Escalade arising under the 2013 Restated Credit Agreement and has secured its guaranty with a first priority security interest and lien on all of its assets. The Pledge and Security Agreement dated April 30, 2009 by and between Escalade and Chase, and each Pledge and Security Agreement dated April 30, 2009 by and between each such Escalade subsidiary and Chase continue in full force and effect, as amended by the Master Amendment to Pledge and Security Agreements dated May 31, 2010 entered into by Chase, Escalade and each such subsidiary. The Unlimited Continuing Guaranty dated April 30, 2009 applicable to each of Escalade’s domestic subsidiaries continues in full force and effect without change.

During the first quarter 2013, the Company entered into a seller-financed agreement for the purchase of its formerly leased real estate in Mexico. The agreement requires sixteen quarterly installments of $156 thousand with a maturity date of November 30, 2016. The outstanding principal balance as of December 26, 2015 was $0.6 million.

Short-Term Debt

Short-term debt at fiscal year-ends was as follows:

In Thousands	2015	2014

Senior secured revolving credit facility of $31.0 million with a maturity of August 27, 2016. The interest rates at December 26, 2015 was 1.862%.	$19,776	$13,500

Note payable for deferred purchase price obligation	200	—

Short-term debt reclassified from long-term debt	1,610	4,286
	$21,586	$17,786

The weighted average interest rate on short-term debt outstanding at December 26, 2015 and December 27, 2014 was 1.91% and 1.57%, respectively.

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:

In Thousands	2015	2014

Term loan of $5.0 million with a maturity date of August 27, 2018. The interest rate at December 26, 2015, was 2.00%.	$2,750	$3,750

Mortgage payable (Wabash, Indiana Adjustable Rate Economic Development Revenue Refunding Bonds), annual installments are optional, interest varies with short-term rates and is adjustable weekly based on market conditions, maximum rate is 10.00%, rate at December 27, 2014 is 0.31%, due September 2028, secured by real estate and a stand-by letter of credit	—	2,700

Seller-financed agreement for real estate in Mexico. The agreement requires sixteen quarterly installments of $156 thousand each with a maturity date of November 30, 2016. This agreement has an interest rate of zero percent and is secured by the financed real estate in Mexico.	610	1,196

	3,360	7,646
Portion classified as short-term debt	(1,610)	(4,286)
	$1,750	$3,360

Maturities of long-term debt outstanding at December 26, 2015 are as follows: $1.6 million in 2016, $1.0 million in 2017, and $0.8 million in 2018.

Note 8 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

In Thousands	2015	2014	2013

Weighted average common shares outstanding	14,088	13,853	13,506
Dilutive effect of stock options and restricted stock units	150	214	125
Weighted average common shares outstanding, assuming dilution	14,238	14,067	13,631

Number of anti-dilutive stock options and unvested restricted stock units	4	—	271

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 9 — Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $600 thousand, $532 thousand and $517 thousand for 2015, 2014 and 2013, respectively.

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

Restricted Stock Units

In 2015, the Company awarded 10,000 restricted stock units to directors and 42,450 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2015 restricted stock units awarded to employees vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company and that the performance criteria related to the market price of the Company’s stock is satisfied. The criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.10 per share by the Company during such four year period. The performance criteria for the 38,250 restricted stock units awarded to employees in the first quarter of 2015 was satisfied during the second quarter of 2015.

The Company issued no restricted stock units to employees or directors in 2013. A summary of restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested stock units as of December 28, 2013	—
Granted	50,000	$10.49
Vested	—
Forfeited	—
Non-vested stock units as of December 27, 2014	50,000	10.49
Vested but unsettled	(4,500)
Outstanding non-vested restricted stock units as of December 27, 2014	45,500	10.49
Granted	52,450	13.91
Vested	(21,175)	11.65
Forfeited	(875)	11.63
Non-vested stock units as of December 26, 2015	75,900	$12.52

When vesting is dependent on certain market criteria, the fair value of restricted stock units is determined by the use of Monte Carlo techniques. The market price of the Company’s stock on the grant date is used to value restricted stock units where vesting is not contingent on market criteria. In 2015, 2014, and 2013 the Company recognized $542 thousand, $191, and $0 thousand respectively in compensation expense related to restricted stock units and as of December 26, 2015 and December 27, 2014, there was $512 thousand and $334 respectively, of unrecognized compensation expense related to restricted stock units.

Stock Options

Total compensation expense recorded in the statements of operations for 2015, 2014 and 2013 relating to stock options was $177 thousand, $525 thousand and $557 thousand, respectively. As of December 26, 2015, there were $60 thousand of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 0.9 years.

No stock options were awarded during 2015. During 2014, the Company awarded 25,000 stock options to directors. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. No stock options were awarded to employees during 2014.

The following table summarizes option activity for each of the three years ended 2015:

	Incentive Stock Options			Director Stock Options
	Granted	Outstanding	Granted	Outstanding

2015	—	172,625	—	15,000
2014	—	284,375	25,000	60,000
2013	120,000	559,950	37,500	80,000

The fair value of each option grant award is estimated on the grant date using the Black-Scholes-Merton option valuation model using the following assumptions:

	2015	2014	2013

Risk-free interest rates	—	0.68%	0.52%
Dividend yields	—	4.23%	5.97%
Volatility factors of expected market price of common stock	—	35.86%	48.79% to 74.05%
Weighted average expected life of the options	—	1-4 years	1-4 years

The following table summarizes stock option transactions for the three years ended 2015:

	2015		2014		2013
	Shares	Option Price	Shares	Option Price	Shares	Option Price

Outstanding at beginning of year	344,375	$2.56 to$11.86	639,950	$0.64 to$6.07	692,875	$0.64 to 6.07
Issued during year	—	—	25,000	$11.86	157,500	$5.85 to $6.06

Canceled or expired	(500)		(19,000)		(27,000)

Exercised during year	(156,250)	$2.56 to $11.86	(301,575)	$0.64 to $6.07	(183,425)	$0.64 to $6.07
Outstanding at end of year	187,625	$5.28 to $11.86	344,375	$2.56 to $11.86	639,950	$0.64 to $6.07
Exercisable at end of year	133,250		158,875		198,825
Weighted-average fair value of options granted during the year	—		$3.06		$2.21

The total intrinsic value of options exercised was $1.6 million, $2.7 million, and $929 thousand for 2015, 2014 and 2013, respectively.

The following table summarizes information about stock options outstanding at December 26, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

$5.28 - $5.66	75,500	1.2 years	$5.30	52,125	$5.30
$5.85 - $6.06	66,750	2.2 years	$5.87	35,750	$5.89
$6.07	30,375	0.2 years	$6.07	30,375	$6.07
$11.86	15,000	3.2 years	$11.86	15,000	$11.86
	187,625			133,250

During the year ended December 26, 2015, the following activity occurred under the Company’s stock option plan:

	Number of Options	Weighted Average Grant Date Fair Value

Nonvested balance, beginning of year	185,500	$2.85
Granted	—	—
Vested	(130,625)	$2.95
Forfeited	(500)	$4.03
Nonvested balance, end of year	54,375	$2.60

Note 11 — Discontinued Operations

On October 1, 2014, the Company completed the sale of the Information Security business. The sale of the Information Security business, coupled with the previous sale of our Print Finishing business on June 30, 2014, represented the Company’s exit from the Information Security and Print Finishing segment. As a result, the Information Security and Print Finishing segment has been classified as discontinued operations for all periods presented and certain assets and liabilities in prior periods are classified as held for sale.

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

The results of operations presented as discontinued operations are summarized below.

	Years Ended
All Amounts in Thousands	December 26, 2015	December 27, 2014

Net sales	$—	$20,865

Cost of products sold	—	13,813
Selling, administrative and general expenses	—	7,535
Interest expense	—	98
Other expense	—	30

Loss Before Income Taxes	—	(611)

Discontinued Operations
Loss on classification as held for sale	—	(12,945)
Gain on disposal	—	5,929
Provision (benefit) for income taxes	—	(6,099)
Net Loss from Discontinued Operations	$—	$(1,528)

Note 12 — Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

In Thousands	2015	2014	2013
Change in foreign currency translation adjustment before reclassifications	$(1,214)	$(4,318)	$826
Amounts reclassified from comprehensive income due to divesture		$(2,565)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

In Thousands	2015	2014	2013
Foreign currency translation adjustment	$(3,178)	$(1,964)	$4,919

Note 13 — Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands	2015	2014	2013

Income (loss) before taxes:
United States of America (USA)	$15,674	$5,001	$19,803
Non USA	—	7,155	(3,115)
	$15,674	$12,156	$16,688
Provision for taxes:
Current
Federal	$1,670	$3	$5,060
State	237	306	560
International	—	566	(26)
	1,907	875	5,594
Deferred
Federal	1,909	(667)	299
State	252	131	616
International	—	—	374
	2,161	(536)	1,289
	$4,068	$339	$6,883

Continuing Operations	$4,068	$6,438	$6,119
Discontinued Operations	—	(6,099)	764
	$4,068	$339	$6,883

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands	2015	2014	2013

Income tax at statutory rate	$5,486	$4,255	$5,840
Increase (decrease) in income tax resulting from
State tax expense, net of federal effect	318	291	764
Federal true-ups	(38)	55	(18)
Federal tax credits	(802)	(568)	(256)
Effect of foreign tax rates	(474)	(1,107)	(362)
Valuation allowances (state and foreign)	—	(1,406)	1,400
Captive insurance earnings	(361)	(398)	(390)
Incentive stock options	57	155	130
Foreign exchange gain on sale of Information Security	—	(898)	—
Other	(118)	(40)	(225)
Recorded provision for income taxes	$4,068	$339	$6,883

The provision for income taxes was computed based on financial statement income. In accordance with FASB ASC 740, the Company does not have any uncertain tax positions as of and for the years ended December 26, 2015 and December 27, 2014.

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company is subject to future examinations by federal, state and other tax authorities for all years after 2011.

The components of the net deferred tax liabilities are as follows:

In Thousands	2015	2014
Assets
Employee benefits	$100	$120
Valuation reserves	1,897	1,412
Property and equipment	259	566
Stock based compensation	268	191
Federal and state credits	259	878
Net operating loss carry forward	29	1,038
Total assets	2,812	4,205

Liabilities
Unrealized equity investment income	(3,192)	(3,079)
Goodwill and intangible assets	(4,720)	(2,660)
Prepaid insurance	(122)	(102)
Total liabilities	(8,034)	(5,841)

Valuation Allowance
Beginning balance	(435)	(8,949)
Decrease (increase) during period	—	8,514
Ending balance	(435)	(435)
	$(5,657)	$(2,071)

Deferred tax assets (liabilities) are included in the consolidated balance sheets as follows:

In Thousands	2015	2014
Deferred income tax asset - current	$1,543	$925
Deferred income tax asset (liability) – long-term	(7,200)	(2,996)
	$(5,657)	$(2,071)

The Company has state unused net operating losses of approximately $517 thousand. All operating loss carry-forwards expire in various amounts through 2029.

Note 14 — Operating Segment and Geographic Information

The following table presents certain operating segment information. The Information Security and Print Finishing segment has been classified as discontinued operations for all periods presented.

In Thousands	2015	2014	2013

Sporting Goods
Net revenue	$155,542	$137,975	$132,991
Operating income	16,070	18,194	18,469
Interest expense (income)	(50)	(17)	170
Provision for taxes	6,356	7,420	7,212
Net income	9,771	11,394	11,087
Identifiable assets	116,013	95,506	91,137
Non-marketable equity investments (equity method)	—	—	—
Depreciation & amortization	5,218	4,380	3,844
Capital expenditures	5,067	2,739	2,170

Discontinued Operations
Net revenue	—	20,865	30,686
Operating loss	—	(483)	(1,687)
Interest expense	—	98	335
Provision (benefit) for taxes	—	(6,099)	764
Net loss	—	(1,528)	(2,790)
Identifiable assets	—	—	23,203
Non-marketable equity investments (equity method)	—	—	331
Depreciation & amortization	—	373	774
Capital expenditures	—	246	185

All Other
Net revenue	—	—	—
Operating loss	(3,252)	(2,689)	(2,285)
Interest expense	520	465	233
Benefit for taxes	(2,288)	(982)	(1,093)
Net income	1,835	1,951	1,508
Identifiable assets	27,724	32,375	27,634
Non-marketable equity investments (equity method)	19,644	18,949	19,455
Depreciation & amortization	—	—	—
Capital expenditures	—	—	—

Total
Net revenue	155,542	158,840	163,677
Operating income	12,818	15,022	14,497
Interest expense	470	546	738
Provision for taxes	4,068	339	6,883
Net income	11,606	11,817	9,805
Identifiable assets	143,737	127,881	141,974
Non-marketable equity investments (equity method)	19,644	18,949	19,786
Depreciation & amortization	5,218	4,753	4,618
Capital expenditures	5,067	2,985	2,355

Each operating segment is individually managed and has separate financial results that are reviewed by the Company’s management. Each segment contains closely related products that are unique to the particular segment. There were no changes to the composition of segments in 2015. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

Discontinued Operations contains the divested operations of the Information Security and Print Finishing segment. This segment consisted of products such as high-security data shredders, disintegrators and degaussers, and office machinery used in the office and graphic arts environment. Office environment products include folding machines; and paper trimmers and cutters. Customers include end-users, as well as, retailers, wholesalers, catalogs, specialty dealers and business partners.

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

During 2015, 2014 and 2013 the Company had one customer which accounted for approximately 18%, 16% and 16%, respectively, of the Company’s total consolidated revenues. No other customer accounted for 10% or more of consolidated total revenues. Within the Sporting Goods segment, this customer accounted for approximately 18%, 19% and 20% of total revenues in 2015, 2014 and 2013, respectively.

As of December 26, 2015 and as of December 27, 2014 the Company had a significant portion of its total accounts receivable with one customer. The one customer accounted for approximately 27% and 23% of total accounts receivable at December 26, 2015 and December 27, 2014, respectively.

As of December 26, 2015, approximately 22 employees of the Company's labor force were covered by a collective bargaining agreement that expires April 30, 2016.

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

Net sales are attributed to country based on location of customer and are for continuing operations. Net sales by geographic region/country were as follows:

In Thousands	2015	2014	2013

North America	$152,890	$135,585	$129,435
Europe	1,234	1,408	1,946
Other	1,418	982	1,610
	$155,542	$137,975	$132,991

Identified assets by geographic region/country were as follows:

In Thousands	2015	2014	2013

North America	$143,737	$127,881	$127,393
Europe	—	—	14,581
	$143,737	$127,881	$141,974

Note 15 — Summary of Quarterly Results

Certain amounts reported below have been changed from those previously reported on Forms 10-Q to reflect the impact of discontinued operations for all periods.

In thousands, except per share data (unaudited)	March 21	July 11	October 3	December 26

2015
Net Sales	$33,419	$43,795	$34,584	$43,744
Operating Income	4,287	4,157	1,873	2,501
Net Income from Continuing Operations	3,497	3,222	2,028	2,859
Net income from discontinued operations	—	—	—	—
Net income	3,497	3,222	2,028	2,859

Basic Earnings Per Share Data:
Income from continuing operations	$0.25	$0.23	$0.14	$0.20
Income from discontinued operations	0.00	0.00	0.00	0.00
Net Income	$0.25	$0.23	$0.14	$0.20

Diluted Earnings Per Share Data:
Income from continuing operations	$0.25	$0.23	$0.14	$0.20
Income from discontinued operations	0.00	0.00	0.00	0.00
Net Income	$0.25	$0.23	$0.14	$0.20

In thousands, except per share data (unaudited)	March 22	July 12	October 4	December 27

2014
Net Sales	$27,721	$38,012	$31,599	$40,643
Operating Income	3,323	3,932	4,216	4,033
Net Income from Continuing Operations	2,264	2,767	3,837	4,477
Net income (loss) from discontinued operations	(14)	(10,851)	9,784	(447)
Net income (loss)	2,250	(8,084)	13,621	4,030

Basic Earnings Per Share Data:
Income from continuing operations	$0.16	$0.20	$0.28	$0.32
Income (loss) from discontinued operations	0.00	(0.78)	0.70	(0.03)
Net Income (loss)	$0.16	$(0.58)	$0.98	$0.29

Diluted Earnings Per Share Data:
Income from continuing operations	$0.16	$0.20	$0.27	$0.32
Income (loss) from discontinued operations	0.00	(0.77)	0.69	(0.03)
Net Income (loss)	$0.16	$(0.57)	$0.96	$0.29

Note 16 — Acquisitions

All of the Company’s acquisitions have been accounted for using the purchase method of accounting.

2015

During 2015, the Company acquired certain assets and liabilities of Onix Sports, Inc. and acquired all of the issued and outstanding shares of capital stock of Goalsetter Systems, Inc. for total consideration of cash and notes of approximately $10.3 million, subject to adjustments for working capital. The total working capital adjustments resulted in $0.6 million of additional consideration to the sellers.

The consideration paid by the company for these acquisitions is allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the assets acquired, net of the estimated fair value of the liabilities assumed, is recorded as goodwill. The allocation of the purchase price, including values assigned to assets, liabilities and the amount of goodwill and intangible assets are represented in the table below.

In thousands
Assets acquired and liabilities assumed:
Accounts receivable	$795
Inventories	966
Other assets	50
Goodwill	5,172
Intangible assets	6,286
Accounts payable	(271)
Other liabilities	(74)
Deferred income tax liability	(2,046)
$10,878

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

These acquisitions were not and would not have been material to the Company’s net sales, results of operations or total assets during the years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro-forma results are not presented.

Note 17 — Commitments and Contingencies

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

The Company has entered into various agreements whereby it is required to make royalty and license payments. At December 26, 2015, the Company had future estimated minimum non-cancelable royalty and license payments as follows:

In Thousands	Amount

2016	$460
2017	460
2018	375
2019	—
2020	—
Thereafter	—
$1,295

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 at December 26, 2015 and December 27, 2014.

		Fair Value Measurements Using
2015 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,982	$1,982	$—	$—
Time deposits	$—	$—	$—	$—

Financial liabilities
Note payable and Short-term debt	$19,776	$—	$19,776	$—
Current portion of Long-term debt	$1,810	$—	$1,810	$—
Long-term debt	$1,750	$—	$1,750	$—

	Fair Value Measurements Using
2014 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,232	$3,232	$—	$—
Time deposits	$1,450	$1,450	$—	$—

Financial liabilities
Note payable and Short-term debt	$16,200	$—	$16,200	$—
Current portion of Long-term debt	$1,586	$—	$1,586	$—
Long-term debt	$3,360	$—	$3,360	$—

Note 19 — Subsequent Events

On January 21, 2016, the Company acquired substantially all of the business and assets of Triumph Sports USA, Inc.’s business, a brand known for its innovative lines of indoor and outdoor games. The estimated purchase price of the acquisition is $10.0 million, of which $9.5 million was paid in cash and the remaining $0.5 million is contingent upon the attainment of certain targets. The more significant assets acquired and liabilities assumed were comprised of receivables ($1.4 million), inventory ($1.4 million), prepaid and other assets ($0.1 million), accounts payable ($0.6 million) and estimated goodwill and other intangible assets ($7.7 million). The Company has not yet finalized the purchase price or its final evaluation of the fair value of certain items. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets, contingent consideration and residual goodwill. Any changes during the measurement period may have an impact on the allocation of the purchase price, including values assigned to assets, liabilities and the amount of estimated goodwill and intangible assets.

On January 21, 2016, the Company entered into a Second Amended and Restated Credit Agreement (“Restated Credit Agreement”) with its issuing bank, JP Morgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the Restated Credit Agreement (collectively, the “Lender”). Under the terms of the Restated Credit Agreement, the Lender has made available to the Company a senior revolving credit facility in an increased maximum amount of up to $35.0 million and a term loan in an increased principal amount of $7.5 million. The maturity date of the revolving credit facility was extended to January 21, 2019 and the maturity of the term loan facility was extended to January 21, 2021.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:

/s/ David L. Fetherman	February 23, 2016
David L. Fetherman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard D. White	Chairman and Director	February 23, 2016
Richard D. White

/s/ Edward E. Williams	Director	February 23, 2016
Edward E. Williams

/s/ George Savitsky	Director	February 23, 2016
George Savitsky

/s/ Richard Baalmann, Jr.	Director	February 23, 2016
Richard Baalmann, Jr.

/s/ Walt P. Glazer, Jr.	Director	February 23, 2016
Walt P. Glazer, Jr.

/s/ Patrick Griffin	Director	February 23, 2016
Patrick Griffin

/s/ David L. Fetherman	Director and President and Chief Executive Officer (Principal Executive Officer)	February 23, 2016
David L. Fetherman

/s/ Stephen R. Wawrin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2016
Stephen R. Wawrin

