Form 10-Q
period 2016-03-19
ESCALADE INC
filed 2016-04-15
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 19, 2016 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 13, 2016
Common, no par value	14,256,222

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	March 19, 2016	December 26, 2015	March 21, 2015
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,260	$1,982	$1,522
Time deposits	—	—	1,450
Receivables, less allowance of $1,888; $1,086; and $864; respectively	32,469	38,984	28,419
Inventories	37,377	25,862	29,981
Prepaid expenses	2,082	2,534	1,712
Deferred income tax benefit	1,598	1,543	1,126
Prepaid income tax	1,238	1,910	3,610
TOTAL CURRENT ASSETS	78,024	72,815	67,820

Property, plant and equipment, net	14,073	14,363	11,592
Intangible assets, net	22,396	16,868	12,831
Goodwill	21,456	20,047	14,875
Investments	19,315	19,644	17,727
Other assets	—	—	21
TOTAL ASSETS	$155,264	$143,737	$124,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$25,888	$19,776	$13,742
Current portion of long-term debt	1,910	1,810	1,592
Trade accounts payable	6,470	2,547	4,816
Accrued liabilities	9,796	14,174	8,544
TOTAL CURRENT LIABILITIES	44,064	38,307	28,694

Other Liabilities:
Long-term debt	6,250	1,750	2,960
Deferred income tax liability	7,200	7,200	2,997
TOTAL LIABILITIES	57,514	47,257	34,651

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 14,254,972; 14,179,844; and 14,025,184; shares respectively	14,255	14,180	14,025
Retained earnings	85,992	85,478	80,042
Accumulated other comprehensive loss	(2,497)	(3,178)	(3,852)
TOTAL STOCKHOLDERS' EQUITY	97,750	96,480	90,215
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$155,264	$143,737	$124,866

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Per Share Data	March 19, 2016	March 21, 2015

Net sales	$34,568	$33,419

Costs and Expenses
Cost of products sold	23,539	22,585
Selling, administrative and general expenses	7,763	5,914
Amortization	788	633

Operating Income	2,478	4,287

Other Income (Expense)
Interest expense	(164)	(101)
Equity in earnings of affiliates	49	667
Other income	59	66

Income Before Income Taxes	2,422	4,919

Provision for Income Taxes	725	1,422

Net Income	$1,697	$3,497

Earnings Per Share Data:
Basic earnings per share	$0.12	$0.25
Diluted earnings per share	$0.12	$0.25

Dividends declared	$0.11	$0.10

See notes to Consolidated Condensed Financial Statements.

4

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Share Information	March 19, 2016	March 21, 2015

Net Income	$1,697	$3,497

Foreign currency translation adjustment	681	(1,888)

Comprehensive Income	$2,378	$1,609

All amounts are net of tax

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands	March 19, 2016	March 21, 2015

Operating Activities:
Net income	$1,697	$3,497
Depreciation and amortization	1,610	1,104
Gain on disposal of property and equipment	(154)	—
Stock-based compensation	107	107
Dividends received from equity method investments	1,060	—
Adjustments necessary to reconcile net income to net cash provided by operating activities	(2,643)	(1,819)
Net cash provided by operating activities	1,677	2,889

Investing Activities:
Purchase of property and equipment	(546)	(468)
Acquisitions	(9,459)	—
Proceeds from sale of property and equipment	193	—
Net cash used by investing activities	(9,812)	(468)

Financing Activities:
Net increase (decrease) in notes payable	6,111	(2,458)
Principal payments on long-term debt	(400)	(394)
Proceeds from issuance of long-term debt	5,000	—
Proceeds from exercise of stock options	353	96
Deferred financing fees	(83)	—
Cash dividends paid	(1,568)	(1,403)
Director stock compensation	—	28
Net cash provided by (used by) financing activities	9,413	(4,131)
Net increase (decrease) in cash and cash equivalents	1,278	(1,710)
Cash and cash equivalents, beginning of period	1,982	3,232
Cash and cash equivalents, end of period	$3,260	$1,522

Supplemental Cash Flows Information
Dividends payable	$2	$1

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for its annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 26, 2015 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2015 filed with the Securities and Exchange Commission.

Reclassifications – Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Note B - Seasonal Aspects

The results of operations for the three month periods ended March 19, 2016 and March 21, 2015 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	March 19, 2016	December 26, 2015	March 21, 2015

Raw materials	$4,408	$3,621	$3,870
Work in progress	4,964	4,297	4,306
Finished goods	28,005	17,944	21,805
	$37,377	$25,862	$29,981

Note D – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment, snow sleds, and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The goodwill for Stiga was fully amortized as of December 27, 2014. The effect on Stiga’s net assets resulting from the cumulative amortization of goodwill for the periods ended March 19, 2016 and March 21, 2015 are addbacks to Stiga’s consolidated financial information of $10.8 million and $10.3 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $15.1 million offset by the related cumulative tax effect of $4.3 million as of March 19, 2016 and cumulative goodwill adjustments of $14.4 million offset by the related cumulative tax effect of $4.1 million as of March 21, 2015. The Company’s 50% portion of the statement of operations impact of other individually insignificant U.S. GAAP adjustments for the periods ended March 19, 2016, and March 21, 2015 are to increase Stiga’s net income by approximately zero and $0.4 million, respectively. The Company’s 50% portion of net income for Stiga for the periods ended March 19, 2016 and March 21, 2015 was $49 thousand and $667 thousand, respectively, and is included in equity in earnings of affiliates on the Company’s statements of operations.

Summarized financial information for Stiga Sports AB balance sheets as of March 19, 2016, December 26, 2015, and March 21, 2015 and statements of operations for the three months ended March 19, 2016 and March 21, 2015 is as follows:

In thousands	March 19, 2016	December 26, 2015	March 21, 2015

Current assets	$29,018	$29,300	$25,295
Non-current assets	10,244	9,908	7,869
Total assets	39,262	39,208	33,164

Current liabilities	3,857	5,096	4,334
Non-current liabilities	6,042	5,835	4,167
Total liabilities	9,899	10,931	8,501

Net assets	$29,363	$28,277	$24,663

	Three Months Ended
	March 19, 2016	March 21, 2015

Net sales	$5,399	$5,599
Gross profit	2,558	2,871
Net income	97	518

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at March 19, 2016, December 26, 2015 and March 21, 2015.

		Fair Value Measurements Using
March 19, 2016 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,260	$3,260	$—	$—

Financial liabilities
Notes payable	$25,888	$—	$25,888	$—
Current portion of long-term debt	$1,910	$—	$1,910	$—
Long-term debt	$6,250	$—	$6,250	$—

		Fair Value Measurements Using
December 26, 2015 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,982	$1,982	$—	$—

Financial liabilities
Notes payable	$19,776	$—	$19,776	$—
Current portion of long-term debt	$1,810	$—	$1,810	$—
Long-term debt	$1,750	$—	$1,750	$—

		Fair Value Measurements Using
March 21, 2015 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,522	$1,522	$—	$—
Time deposits	$1,450	$1,450	$—	$—

Financial liabilities
Notes payable	$13,742	$—	$13,742	$—
Current portion of long-term debt	$1,592	$—	$1,592	$—
Long-term debt	$2,960	$—	$2,960	$—

Note G – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the three months ended March 19, 2016, the Company awarded 13,250 restricted stock units to directors and 34,000 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2016 restricted stock units awarded to employees vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company and that the performance criteria related to the market price of the Company’s stock is satisfied. The criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.11 per share by the Company during such four year period. The Company utilizes the Monte Carlo technique to determine the fair value of restricted stock units granted for awards with market conditions. In addition, the Company awarded 20,000 stock options to an employee. The stock options awarded will vest over five years (one-third three years from the grant date, one-third four years from the grant date and one-third five years from the grant date). The stock options have an exercise price 15% higher than the closing price of a share of Escalade common stock on the grant date and are subject to forfeiture if on the vesting date the employee is no longer employed. The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted.

For the three months ended March 19, 2016 and March 21, 2015, the Company recognized stock based compensation expense of $107 thousand and $135 thousand, respectively. At March 19, 2016 and March 21, 2015, respectively, there was $1.0 million and $1.1 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note H - Segment Information

	As of and for the Three Months Ended March 19, 2016
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$34,568	$—	$34,568
Operating income (loss)	3,189	(711)	2,478
Net income (loss)	1,862	(165)	1,697
Total assets	$128,209	$27,055	$155,264

	As of and for the Three Months Ended March 21, 2015
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$33,419	$—	$33,419
Operating income (loss)	5,244	(957)	4,287
Net income	3,216	281	3,497
Total assets	$98,470	$26,396	$124,866

Note I – Dividend Payment

On March 21, 2016, the Company paid a quarterly dividend of $0.11 per common share to all shareholders of record on March 14, 2016 (the amount was funded to the transfer agent by the Company on March 16, 2016). The total amount of the dividend was approximately $1.6 million and was charged against retained earnings.

Note J - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
In thousands	March 19, 2016	March 21, 2015

Weighted average common shares outstanding	14,200	14,015
Dilutive effect of stock options and restricted stock units	89	235
Weighted average common shares outstanding, assuming dilution	14,289	14,250

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2016 and 2015 were 55,200 and 38,250, respectively.

Note K – New Accounting Standards

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 19, 2016, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015, that are of significance, or potential significance to the Company.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect, if any, on its financial statements.

Note L – Commitments and Contingencies

The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

Note M – Acquisition

On January 21, 2016, the Company acquired substantially all of the business and assets of Triumph Sports USA, Inc.’s business, a brand known for its innovative lines of indoor and outdoor games. Of the $10.0 million purchase price for the acquisition, $9.5 million was paid in cash and the remaining $0.5 million is contingent upon the attainment of certain targets. The more significant assets acquired and liabilities assumed were comprised of receivables ($1.4 million), inventory ($1.4 million), prepaid and other assets ($0.1 million), accounts payable ($0.6 million), goodwill ($1.4 million) and other intangible assets ($6.3 million).

This acquisition was not and would not have been material to the Company’s net sales, results of operations or total assets during the three months ended March 19, 2016. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of this acquisition, and therefore, pro-forma results are not presented.

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

Overview

Escalade, Incorporated (Escalade, the Company, we, us or our) is focused on growing its Sporting Goods business through organic growth of existing categories, strategic acquisitions, and new product development. The Sporting Goods business competes in a variety of categories including basketball goals, archery, indoor and outdoor game recreation and fitness products. Strong brands and on-going investment in product development provide a solid foundation for building customer loyalty and continued growth.

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

To enhance growth opportunities, the Company has focused on promoting new product innovation and development and brand marketing. In addition, the Company has embarked on a strategy of acquiring companies or product lines that complement or expand the Company's existing product lines or provide expansion into new or emerging categories in sporting goods. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing Company structure. In the first quarter of 2016, the Company acquired substantially all of the business and assets of Triumph Sports USA, Inc.’s business, a brand known for its innovative lines of indoor and outdoor games. The Company also sometimes divests or discontinues certain operations, assets, and products that do not perform to the Company's expectations or no longer fit with the Company's strategic objectives.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended
	March 19, 2016	March 21, 2015
Net revenue	100.0%	100.0%
Cost of products sold	68.1%	67.6%
Gross margin	31.9%	32.4%
Selling, administrative and general expenses	22.4%	17.7%
Amortization	2.3%	1.9%
Operating income	7.2%	12.8%

Revenue and Gross Margin

Sales increased by 3.4% for the first three months of 2016, compared with the same period in the prior year. Sales increased with the introduction of new products and acquisitions completed, but were partially offset by continued declines in the archery business.

The overall gross margin percentage decreased slightly to 31.9% for the first three months of 2016, compared to 32.4% for the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $7.8 million for the first three months in 2016 compared to $5.9 million for the same period in the prior year, an increase of $1.9 million or 31.3%. SG&A as a percent of sales is 22.4% for the first three months in 2016 compared with 17.7% for the same period in the prior year. The increase in SG&A is primarily due to one-time costs associated with bad debt expenses incurred related to Sports Authority’s bankruptcy filing and increased marketing efforts and selling expenses for new products introduced in 2016.

Provision for Income Taxes

The effective tax rate for the first three months of 2016 was 29.9% compared to 28.9% for the same period last year.

Financial Condition and Liquidity

Total debt at the end of the first three months of 2016 was $34.0 million, an increase of $10.7 million from December 26, 2015. The increase in total debt is largely due to the acquisition completed during the first quarter of 2016. Notes payable increased 88% as compared with same period last year and 31% as compared with year end. The following schedule summarizes the Company’s total debt:

In thousands	March 19, 2016	December 26, 2015	March 21, 2015

Notes payable short-term	$25,888	$19,776	$13,742
Current portion long-term debt	1,910	1,810	1,592
Long term debt	6,250	1,750	2,960
Total	$34,048	$23,336	$18,294

As a percentage of stockholders’ equity, total debt was 35%, 24% and 20% at March 19, 2016, December 26, 2015, and March 21, 2015 respectively.

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

The Company and its subsidiaries conduct substantially all their business in their respective functional currencies to avoid the effects of cross-border transactions. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs such as matching assets and liabilities in the same currency. Such programs reduce, but do not entirely eliminate the impact of currency exchange rate changes. The Company has evaluated the use of currency exchange hedging financial instruments, but has determined that it would not use such instruments under the current circumstances. Changes in currency exchange rates may be volatile and could affect the Company’s performance.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2016.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

Not required.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 12/26/2015 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
First quarter purchases:
12/27/2015–1/23/2016	None	None	No Change	No Change
1/24/2016-2/20/2016	None	None	No Change	No Change
2/21/2016-3/19/2016	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

Number	Description

3.1	Articles of Incorporation of Escalade, Incorporated. Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q.

3.2	Amended By-laws of Escalade, Incorporated, as amended April 22, 2014. Incorporated by reference from the Company’s 2014 First Quarter Report on Form 10-Q.

10.1	Second Amended and Restated Credit Agreement dated as of January 21, 2016 among Escalade, Incorporated, Indian Industries, Inc., JPMorgan Chase Bank, N.A. and the other parties named thereto (without exhibits and schedules, which Escalade has determined are not material).

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date: April 15, 2016	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)

