Form 10-K/A
period 2015-12-26
ESCALADE INC
filed 2016-06-20
CIK 33488

United States

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A

(Amendment #1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Form 10-K filed by us for the fiscal year ended December 26, 2015, which was originally filed on February 23, 2016 (the “Original 10-K”). Pursuant to Rule 3-09 of SEC Regulation S-X, we are filing this Amendment to include financial statements of our foreign equity method investee, Stiga Sports Group AB, as of December 21, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013. The audited financial statements of this unconsolidated company are filed in this Amendment under Item 15. Exhibits and Financial Statement Schedules.

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as a part of this report:

(1)	Financial Statements included in Exhibit 99.1 are incorporated by reference

Report of Independent Registered Public Accounting Firm

Consolidated financial statements of Stiga Sports Group AB:

Consolidated income statement – fiscal years ended December 31, 2015, 2014 and 2013

Consolidated balance sheets – December 31, 2015 and 2014

Consolidated cash flow statements – fiscal years ended December 31, 2015, 2014 and 2013

Notes to consolidated financial statements

(2)	Financial Statement Schedules

Incorporated by reference to the financial statement schedule filed with the Original 10-K. No additional financial statement schedule is filed with this report on Form 10-K/A.

(3)	Exhibits

23.3	Consent of Grant Thornton Sweden AB
31.3	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.4	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32.3	Chief Executive Officer Section 1350 Certification
32.4	Chief Financial Officer Section 1350 Certification
99.1	Stiga Sports Group AB consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013; and Independent Accountant’s Report

2

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date:	June 20, 2016	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)

3