Form 10-Q
period 2016-07-09
ESCALADE INC
filed 2016-08-04
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 9, 2016 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2016
Common, no par value	14,271,209

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	July 9, 2016	December 26, 2015	July 11, 2015
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,263	$1,982	$2,268
Time deposits	—	—	750
Receivables, less allowance of $453; $1,086; and $744; respectively	33,385	38,984	27,366
Inventories	37,520	25,862	31,601
Prepaid expenses	2,194	2,534	2,264
Deferred income tax benefit	1,700	1,543	1,154
Prepaid income tax	1,139	1,910	2,317
TOTAL CURRENT ASSETS	79,201	72,815	67,720

Property, plant and equipment, net	14,256	14,363	12,856
Intangible assets, net	21,597	16,868	11,987
Goodwill	21,456	20,047	14,875
Investments	18,691	19,644	17,562
TOTAL ASSETS	$155,201	$143,737	$125,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$26,806	$19,776	$9,193
Current portion of long-term debt	1,605	1,810	1,604
Trade accounts payable	5,846	2,547	4,362
Accrued liabilities	10,312	14,174	11,622
TOTAL CURRENT LIABILITIES	44,569	38,307	26,781

Other Liabilities:
Long-term debt	5,625	1,750	2,155
Deferred income tax liability	7,200	7,200	2,997
TOTAL LIABILITIES	57,394	47,257	31,933

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 14,271,209; 14,179,844; and 14,115,061; shares respectively	14,271	14,180	14,115
Retained earnings	86,783	85,478	82,386
Accumulated other comprehensive loss	(3,247)	(3,178)	(3,434)
TOTAL STOCKHOLDERS' EQUITY	97,807	96,480	93,067
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$155,201	$143,737	$125,000

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
All Amounts in Thousands Except Per Share Data	July 9, 2016	July 11, 2015	July 9, 2016	July 11, 2015

Net sales	$48,463	$43,795	$83,031	$77,214

Costs and Expenses
Cost of products sold	35,749	30,595	59,288	53,180
Selling, administrative and general expenses	8,910	8,199	16,673	14,113
Amortization	799	844	1,587	1,477

Operating Income	3,005	4,157	5,483	8,444

Other Income (Expense)
Interest expense	(256)	(131)	(420)	(232)
Equity in earnings of affiliates	127	344	176	1,011
Other income	74	171	133	237

Income Before Income Taxes	2,950	4,541	5,372	9,460

Provision for Income Taxes	860	1,319	1,585	2,741

Net Income	$2,090	$3,222	$3,787	$6,719

Earnings Per Share Data:
Basic earnings per share	$0.15	$0.23	$0.27	$0.48
Diluted earnings per share	$0.15	$0.23	$0.26	$0.47

Dividends declared	$0.11	$0.11	$0.22	$0.21

See notes to Consolidated Condensed Financial Statements.

4

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
All Amounts in Thousands	July 9, 2016	July 11, 2015	July 9, 2016	July 11, 2015

Net Income	$2,090	$3,222	$3,787	$6,719

Foreign currency translation adjustment	(750)	418	(69)	(1,470)

Comprehensive Income	$1,340	$3,640	$3,718	$5,249

All amounts are net of tax

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
All Amounts in Thousands	July 9, 2016	July 11, 2015

Operating Activities:
Net income	$3,787	$6,719
Depreciation and amortization	3,498	2,605
Loss (gain) on disposal of property and equipment	(154)	1
Stock-based compensation	243	299
Dividends received from equity method investments	1,060	928
Adjustments necessary to reconcile net income to net cash provided by operating activities	(4,053)	626
Net cash provided by operating activities	4,381	11,178

Investing Activities:
Purchase of property and equipment	(1,817)	(2,388)
Acquisitions	(9,459)	—
Proceeds from sale of property and equipment	193	—
Proceeds from disposal of short-term time deposits	—	700
Net cash used in investing activities	(11,083)	(1,688)

Financing Activities:
Net increase (decrease) in notes payable	7,030	(7,007)
Principal payments on long-term debt	(1,330)	(1,187)
Proceeds from issuance of long-term debt	5,000	—
Proceeds from exercise of stock options	364	672
Deferred financing fees	(83)	—
Cash dividends paid	(3,142)	(2,956)
Director stock compensation	144	24
Net cash provided by (used in) financing activities	7,983	(10,454)
Net increase (decrease) in cash and cash equivalents	1,281	(964)
Cash and cash equivalents, beginning of period	1,982	3,232
Cash and cash equivalents, end of period	$3,263	$2,268

Supplemental Cash Flows Information
Dividends payable	$6	$2

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

Note B - Seasonal Aspects

The results of operations for the three and six month periods ended July 9, 2016 and July 11, 2015 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	July 9, 2016	December 26, 2015	July 11, 2015

Raw materials	$4,858	$3,621	$4,074
Work in progress	4,690	4,297	4,044
Finished goods	27,972	17,944	23,483
	$37,520	$25,862	$31,601

Note D – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment, snow sleds and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The goodwill for Stiga was fully amortized as of December 27, 2014. The effect on Stiga’s net assets resulting from the cumulative amortization of goodwill for the periods ended July 9, 2016 and July 11, 2015 are addbacks to Stiga’s consolidated net assets of $10.4 million and $10.6 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $14.5 million offset by the related cumulative tax effect of $4.1 million as of July 9, 2016 and cumulative goodwill adjustments of $14.8 million offset by the related cumulative tax effect of $4.2 million as of July 11, 2015. The Company’s 50% portion of the statement of operations impact of other individually insignificant U.S. GAAP adjustments for the six month periods ended July 9, 2016, and July 11, 2015 are to increase Stiga’s net income by approximately zero and $0.4 million, respectively. The Company’s 50% portion of net income for Stiga, included in equity in earnings of affiliates on the Company’s statements of operations, for the three and six month periods ended July 9, 2016 and July 11, 2015 is as follows:

	Three Months Ended		Six Months Ended
In thousands	July 9, 2016	July 11, 2015	July 9, 2016	July 11, 2015

Equity in earnings of affiliates	$127	$344	$176	$1,011

Summarized financial information for Stiga Sports AB balance sheets as of July 9, 2016, December 26, 2015, and July 11, 2015 and statements of operations for the three month and six month periods ended July 9, 2016 and July 11, 2015 is as follows:

In thousands	July 9, 2016	December 26, 2015	July 11, 2015

Current assets	$24,963	$29,300	$24,578
Non-current assets	9,860	9,908	9,101
Total assets	34,823	39,208	33,679

Current liabilities	3,013	5,096	3,911
Non-current liabilities	5,673	5,835	5,781
Total liabilities	8,686	10,931	9,692

Net assets	$26,137	$28,277	$23,987

	Three Months Ended		Six Months Ended
In thousands	July 9, 2016	July 11, 2015	July 9, 2016	July 11, 2015

Net sales	$11,127	$11,716	$16,526	$17,315
Gross profit	5,185	5,724	7,743	8,595
Net income	255	690	352	1,208

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at July 9, 2016, December 26, 2015 and July 11, 2015.

		Fair Value Measurements Using
July 9, 2016 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,263	$3,263	$—	$—

Financial liabilities
Notes payable	$26,806	$—	$26,806	$—
Current portion of long-term debt	$1,605	$—	$1,605	$—
Long-term debt	$5,625	$—	$5,625	$—

		Fair Value Measurements Using
December 26, 2015 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,982	$1,982	$—	$—

Financial liabilities
Notes payable	$19,776	$—	$19,776	$—
Current portion of long-term debt	$1,810	$—	$1,810	$—
Long-term debt	$1,750	$—	$1,750	$—

		Fair Value Measurements Using
July 11, 2015 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,268	$2,268	$—	$—
Time deposits	$750	$750	$—	$—

Financial liabilities
Notes payable	$9,193	$—	$9,193	$—
Current portion of long-term debt	$1,604	$—	$1,604	$—
Long-term debt	$2,155	$—	$2,155	$—

Note G – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the six months ended July 9, 2016 and pursuant to the 2007 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 13,112 shares of common stock. During the six months ended July 9, 2016, the Company awarded 13,250 restricted stock units to directors and 34,000 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2016 restricted stock units awarded to employees vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company and that the performance criteria related to the market price of the Company’s stock is satisfied. The criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.11 per share by the Company during such four year period. The Company utilizes the Monte Carlo technique to determine the fair value of restricted stock units granted for awards with market conditions. In addition, the Company awarded 20,000 stock options to an employee. The stock options awarded will vest over five years (one-third three years from the grant date, one-third four years from the grant date and one-third five years from the grant date). The stock options have an exercise price 15% higher than the closing price of a share of Escalade common stock on the grant date and are subject to forfeiture if on the vesting date the employee is no longer employed. The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted.

For the three and six month periods ended July 9, 2016, including expense associated with issuing certain directors stock in lieu of cash for certain director fees, the Company recognized stock based compensation expense of $280 thousand and $387 thousand, respectively, compared to stock based compensation expense of $188 thousand and $323 thousand for the same periods in the prior year. At July 9, 2016 and July 11, 2015, respectively, there was $0.8 million and $0.9 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note H - Segment Information

	For the Three Months Ended July 9, 2016
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$48,463	$—	$48,463
Operating income (loss)	3,801	(796)	3,005
Net income (loss)	2,128	(38)	2,090

	As of and for the Six Months Ended July 9, 2016
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$83,031	$—	$83,031
Operating income (loss)	6,990	(1,507)	5,483
Net income (loss)	3,990	(203)	3,787
Total assets	$128,809	$26,392	$155,201

	For the Three Months Ended July 11, 2015
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$43,795	$—	$43,795
Operating income (loss)	5,253	(1,096)	4,157
Net income (loss)	3,237	(15)	3,222

	As of and for the Six Months Ended July 11, 2015
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$77,214	$—	$77,214
Operating income (loss)	10,497	(2,053)	8,444
Net income	6,453	266	6,719
Total assets	$99,163	$25,837	$125,000

Note I – Dividend Payment

On June 17, 2016, the company paid a quarterly dividend of $0.11 per common share to all shareholders of record on June 10, 2016. The total amount of the dividend was approximately $1.6 million and was charged against retained earnings.

On March 21, 2016, the Company paid a quarterly dividend of $0.11 per common share to all shareholders of record on March 14, 2016 (the amount was funded to the transfer agent by the Company on March 16, 2016). The total amount of the dividend was approximately $1.6 million and was charged against retained earnings.

Note J - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
In thousands	July 9, 2016	July 11, 2015	July 9, 2016	July 11, 2015

Weighted average common shares outstanding	14,265	14,072	14,237	14,047
Dilutive effect of stock options and restricted stock units	74	193	81	185
Weighted average common shares outstanding, assuming dilution	14,339	14,265	14,318	14,232

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2016 and 2015 were 68,700 and zero, respectively.

Note K – New Accounting Standards

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six month periods ended July 9, 2016, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015, that are of significance, or potential significance to the Company.

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

In March 2016, FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718). The amendments in this update are intended to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any interim or annual period. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

Note L – Commitments and Contingencies

The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

Note M – Acquisitions

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

This acquisition was not and would not have been material to the Company’s net sales, results of operations or total assets during the three and six month periods ended July 9, 2016. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of this acquisition, and therefore, pro-forma results are not presented.

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

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 9, 2016	July 11, 2015	July 9, 2016	July 11, 2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73.8%	69.9%	71.4%	68.9%
Gross margin	26.2%	30.1%	28.6%	31.1%
Selling, administrative and general expenses	18.4%	18.7%	20.1%	18.3%
Amortization	1.6%	1.9%	1.9%	1.9%
Operating income	6.2%	9.5%	6.6%	10.9%

Revenue and Gross Margin

Revenue from the Sporting Goods business was up 10.7% for the second quarter of 2016 and up 7.5% for the first half of 2016. Sales increased with the introduction of new products and acquisitions completed during 2015 and 2016, but were partially offset by continued declines in the archery business.

The overall gross margin percentage decreased to 28.6% for the first six months of 2016, compared to 31.1% for the same period in the prior year. The reduction in gross margin is a combination of decreased sales in the archery category as well as an unfavorable change in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased as a percent of net sales to 20.1% for the first half of 2016, compared with 18.3% experienced in the same period last year. The increase in SG&A is primarily due to one-time costs associated with bad debt expenses incurred related to Sports Authority’s bankruptcy filing and increased marketing efforts and selling expenses for new products introduced in 2016.

Provision for Income Taxes

The effective tax rate for the first half of 2016 was 29.5% compared to 29.0% for the same period last year.

Financial Condition and Liquidity

Total debt at the end of the first half of 2016 was $34.0 million, an increase of $10.7 million from December 26, 2015. Cash used for acquisitions was the primary driver for the increase in total debt. Notes payable increased 192% as compared with same period last year and increased 36% as compared with year end. The following schedule summarizes the Company’s total debt:

In thousands	July 9, 2016	December 26, 2015	July 11, 2015

Notes payable short-term	$26,806	$19,776	$9,193
Current portion long-term debt	1,605	1,810	1,604
Long term debt	5,625	1,750	2,155
Total	$34,036	$23,336	$12,952

As a percentage of stockholders’ equity, total debt was 35%, 24% and 14% at July 9, 2016, December 26, 2015, and July 11, 2015 respectively.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2016.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 3/19/2016 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
Second quarter purchases:
3/20/2016-4/16/2016	None	None	No Change	No Change
4/17/2016-5/14/2016	None	None	No Change	No Change
5/15/2016-6/11/2016	None	None	No Change	No Change
6/12/2016-7/9/2016	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

Number	Description

3.1	Articles of Incorporation of Escalade, Incorporated. Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q.

3.2	Amended By-laws of Escalade, Incorporated, as amended April 22, 2014. Incorporated by reference from the Company’s First Quarter Report on Form 10-Q.

10.1	Executive Severance Agreement dated as of June 9, 2016 by and between Escalade, Incorporated and David L. Fetherman. Incorporated by reference from the Company’s Form 8-K filed on June 13, 2016.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date:	August 4, 2016	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)

