Form 10-Q
period 2016-10-01
ESCALADE INC
filed 2016-10-27
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2016 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2016
Common, no par value	14,301,959

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	October 1, 2016	December 26, 2015	October 3, 2015
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,306	$1,982	$2,701
Receivables, less allowance of $554; $1,086; and $885; respectively	37,034	38,984	31,407
Inventories	42,936	25,862	40,337
Prepaid expenses	2,492	2,534	2,134
Deferred income tax benefit	1,553	1,543	949
Prepaid income tax	952	1,910	1,699
Other current assets	395	—	—
TOTAL CURRENT ASSETS	89,668	72,815	79,227

Property, plant and equipment, net	13,665	14,363	13,848
Intangible assets, net	21,221	16,868	17,517
Goodwill	21,456	20,047	20,142
Investments	19,268	19,644	18,799
Other assets	—	—	5
TOTAL ASSETS	$165,278	$143,737	$149,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$30,686	$19,776	$27,963
Current portion of long-term debt	1,405	1,810	1,810
Trade accounts payable	9,726	2,547	6,630
Accrued liabilities	10,342	14,174	12,430
TOTAL CURRENT LIABILITIES	52,159	38,307	48,833

Other Liabilities:
Long-term debt	5,313	1,750	1,750
Deferred income tax liability	7,166	7,200	5,031
TOTAL LIABILITIES	64,638	47,257	55,614

Stockholders’ Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 14,301,959; 14,179,844; and 14,125,935; shares respectively	14,302	14,180	14,126
Retained earnings	89,582	85,478	83,064
Accumulated other comprehensive loss	(3,244)	(3,178)	(3,266)
TOTAL STOCKHOLDERS’ EQUITY	100,640	96,480	93,924
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,278	$143,737	$149,538

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
All Amounts in Thousands Except Per Share Data	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Net sales	$38,793	$34,584	$121,824	$111,798

Costs and Expenses
Cost of products sold	28,505	25,156	87,793	78,336
Selling, administrative and general expenses	4,583	6,905	21,256	21,018
Amortization	376	650	1,963	2,127

Operating Income	5,329	1,873	10,812	10,317

Other Income (Expense)
Interest expense	(211)	(108)	(631)	(340)
Equity in earnings of affiliates	573	1,069	749	2,080
Other income	35	39	168	276

Income Before Income Taxes	5,726	2,873	11,098	12,333

Provision for Income Taxes	1,483	845	3,068	3,586

Net Income	$4,243	$2,028	$8,030	$8,747

Earnings Per Share Data:
Basic earnings per share	$0.30	$0.14	$0.56	$0.62
Diluted earnings per share	$0.30	$0.14	$0.56	$0.61

Dividends declared	$0.11	$0.11	$0.33	$0.32

See notes to Consolidated Condensed Financial Statements.

4

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Net Income	$4,243	$2,028	$8,030	$8,747

Foreign currency translation adjustment	3	168	(66)	(1,302)

Comprehensive Income	$4,246	$2,196	$7,964	$7,445

All amounts are net of tax

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
All Amounts in Thousands	October 1, 2016	October 3, 2015

Operating Activities:
Net income	$8,030	$8,747
Depreciation and amortization	4,482	3,812
Loss (gain) on disposal of property and equipment	(2,112)	1
Stock-based compensation	230	440
Dividends received from equity method investments	1,060	928
Adjustments necessary to reconcile net income to net cash provided by operating activities	(9,778)	(8,147)
Net cash provided by operating activities	1,912	5,781

Investing Activities:
Purchase of property and equipment	(2,206)	(3,900)
Acquisitions	(9,659)	(10,300)
Proceeds from sale of property and equipment	2,523	—
Purchase of marketable securities	(395)	—
Proceeds from disposal of short-term time deposits	—	1,450
Net cash used in investing activities	(9,737)	(12,750)

Financing Activities:
Net increase in notes payable	10,910	11,764
Principal payments on long-term debt	(1,644)	(1,586)
Proceeds from issuance of long-term debt	5,000	—
Proceeds from exercise of stock options	531	733
Deferred financing fees	(83)	—
Cash dividends paid	(4,709)	(4,511)
Director stock compensation	144	38
Net cash provided by financing activities	10,149	6,438
Net increase (decrease) in cash and cash equivalents	2,324	(531)
Cash and cash equivalents, beginning of period	1,982	3,232
Cash and cash equivalents, end of period	$4,306	$2,701

Supplemental Cash Flows Information
Dividends payable	$—	$3
Non-Cash Transactions
Note payable for deferred purchase price obligation	$—	$200

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

Note B – Seasonal Aspects

The results of operations for the three and nine month periods ended October 1, 2016 and October 3, 2015 are not necessarily indicative of the results to be expected for the full year.

Note C – Inventories

In thousands	October 1, 2016	December 26, 2015	October 3, 2015

Raw materials	$5,467	$3,621	$4,943
Work in progress	5,093	4,297	5,168
Finished goods	32,376	17,944	30,226
	$42,936	$25,862	$40,337

Note D – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment, snow sleds and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The goodwill for Stiga was fully amortized as of December 27, 2014. The effect on Stiga’s net assets resulting from the cumulative amortization of goodwill for the periods ended October 1, 2016 and October 3, 2015 are addbacks to Stiga’s consolidated net assets of $10.4 million and $10.7 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $14.6 million offset by the related cumulative tax effect of $4.2 million as of October 1, 2016 and cumulative goodwill adjustments of $14.9 million offset by the related cumulative tax effect of $4.2 million as of October 3, 2015. The Company’s 50% portion of the statement of operations impact of other individually insignificant U.S. GAAP adjustments for the nine month periods ended October 1, 2016, and October 3, 2015 are to increase Stiga’s net income by approximately zero and $0.4 million, respectively. The Company’s 50% portion of net income for Stiga, included in equity in earnings of affiliates on the Company’s statements of operations, for the three and nine month periods ended October 1, 2016 and October 3, 2015 is as follows:

	Three Months Ended		Nine Months Ended
In thousands	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Equity in earnings of affiliates	$573	$1,069	$749	$2,080

Summarized financial information for Stiga Sports AB balance sheets as of October 1, 2016, December 26, 2015, and October 3, 2015 and statements of operations for the three month and nine month periods ended October 1, 2016 and October 3, 2015 is as follows:

In thousands	October 1, 2016	December 26, 2015	October 3, 2015

Current assets	$28,857	$29,300	$31,044
Non-current assets	9,908	9,908	9,533
Total assets	38,765	39,208	40,577

Current liabilities	5,604	5,096	7,777
Non-current liabilities	5,583	5,835	5,736
Total liabilities	11,187	10,931	13,513

Net assets	$27,578	$28,277	$27,064

	Three Months Ended		Nine Months Ended
In thousands	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Net sales	$10,635	$12,846	$27,161	$30,161
Gross profit	4,918	6,304	12,661	14,899
Net income	1,146	2,138	1,498	3,346

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at October 1, 2016, December 26, 2015 and October 3, 2015.

		Fair Value Measurements Using
October 1, 2016 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$4,306	$4,306	$—	$—
Marketable securities	$395	$395	$—	$—

Financial liabilities
Notes payable	$30,686	$—	$30,686	$—
Current portion of long-term debt	$1,405	$—	$1,405	$—
Long-term debt	$5,313	$—	$5,313	$—

		Fair Value Measurements Using
December 26, 2015 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,982	$1,982	$—	$—

Financial liabilities
Notes payable	$19,776	$—	$19,776	$—
Current portion of long-term debt	$1,810	$—	$1,810	$—
Long-term debt	$1,750	$—	$1,750	$—

		Fair Value Measurements Using
October 3, 2015 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,701	$2,701	$—	$—

Financial liabilities
Notes payable	$27,963	$—	$27,963	$—
Current portion of long-term debt	$1,810	$—	$1,810	$—
Long-term debt	$1,750	$—	$1,750	$—

Note G – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the nine months ended October 1, 2016 and pursuant to the 2007 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 13,112 shares of common stock. During the nine months ended October 1, 2016, the Company awarded 13,250 restricted stock units to directors and 34,000 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2016 restricted stock units awarded to employees vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company and that the performance criteria related to the market price of the Company’s stock is satisfied. The criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.11 per share by the Company during such four year period. The Company utilizes the Monte Carlo technique to determine the fair value of restricted stock units granted for awards with market conditions. In addition, the Company awarded 20,000 stock options to an employee. The stock options awarded will vest over five years (one-third three years from the grant date, one-third four years from the grant date and one-third five years from the grant date). The stock options have an exercise price 15% higher than the closing price of a share of Escalade common stock on the grant date and are subject to forfeiture if on the vesting date the employee is no longer employed. The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options granted.

For the three and nine month periods ended October 1, 2016, including expense associated with issuing certain directors stock in lieu of cash for certain director fees, the Company recognized stock based compensation expense of ($13) thousand and $374 thousand, respectively, compared to stock based compensation expense of $155 thousand and $478 thousand for the same periods in the prior year. At October 1, 2016 and October 3, 2015, respectively, there was $0.6 million and $0.8 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note H – Segment Information

	For the Three Months Ended October 1, 2016
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$38,793	$—	$38,793
Operating income	4,334	995	5,329
Net income	2,502	1,741	4,243

	As of and for the Nine Months Ended October 1, 2016
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$121,824	$—	$121,824
Operating income (loss)	11,324	(512)	10,812
Net income	6,492	1,538	8,030
Total assets	$137,747	$27,531	$165,278

	For the Three Months Ended October 3, 2015
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$34,584	$—	$34,584
Operating income (loss)	2,875	(1,002)	1,873
Net income	1,582	446	2,028

	As of and for the Nine Months Ended October 3, 2015
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$111,798	$—	$111,798
Operating income (loss)	13,372	(3,055)	10,317
Net income	8,035	712	8,747
Total assets	$124,423	$25,115	$149,538

Note I – Dividend Payment

On September 19, 2016, the company paid a quarterly dividend of $0.11 per common share to all shareholders of record on September 12, 2016. The total amount of the dividend was approximately $1.6 million and was charged against retained earnings.

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

Note J – Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
In thousands	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Weighted average common shares outstanding	14,289	14,120	14,253	14,069
Dilutive effect of stock options and restricted stock units	60	190	60	188
Weighted average common shares outstanding, assuming dilution	14,349	14,310	14,313	14,257

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2016 and 2015 were 64,000 and 4,200, respectively.

Note K – New Accounting Standards

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine month periods ended October 1, 2016, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015, that are of significance, or potential significance to the Company.

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

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230). The amendments in this update address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for any interim or annual period. The Company is currently evaluating the effect, if any, that the updated standard will have on its consolidated statement of cash flows.

Note L – Commitments and Contingencies

The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

Note M – Property, Plant and Equipment

During the three month periods ended October 1, 2016, the Company sold its Wabash, Indiana land and building for a purchase price of approximately $2.1 million. The sale resulted in a gain of approximately $1.9 million, recognized within operating income, for the three and nine month periods ended October 1, 2016.

Note N – Acquisitions

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

This acquisition was not and would not have been material to the Company’s net sales, results of operations or total assets during the three and nine month periods ended October 1, 2016. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of this acquisition, and therefore, pro-forma results are not presented.

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

To enhance growth opportunities, the Company has focused on promoting new product innovation and development and brand marketing. In addition, the Company has embarked on a strategy of acquiring companies or product lines that complement or expand the Company’s existing product lines or provide expansion into new or emerging categories in sporting goods. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing Company structure. In the first quarter of 2016, the Company acquired substantially all of the business and assets of Triumph Sports USA, Inc.’s business, a brand known for its innovative lines of indoor and outdoor games. The Company also sometimes divests or discontinues certain operations, assets, and products that do not perform to the Company’s expectations or no longer fit with the Company’s strategic objectives.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73.5%	72.7%	72.1%	70.1%
Gross margin	26.5%	27.3%	27.9%	29.9%
Selling, administrative and general expenses	11.8%	20.0%	17.4%	18.8%
Amortization	1.0%	1.9%	1.6%	1.9%
Operating income	13.7%	5.4%	8.9%	9.2%

Revenue and Gross Margin

Revenue from the Sporting Goods business was up 12.2% for the third quarter of 2016 and up 9.0% for the first nine months of 2016. Sales increase was primarily due to acquisitions completed during 2015 and 2016 as well as new product offerings introduced into the market during 2016, but were partially offset by continued declines in the archery business.

The overall gross margin percentage decreased to 27.9% for the first nine months of 2016, compared to 29.9% for the same period in the prior year. The reduction in gross margin is a combination of decreased sales in the archery category as well as an unfavorable change in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) decreased as a percent of net sales to 17.4% for the first nine months of 2016, compared with 18.8% experienced in the same period last year. SG&A was favorably impacted by the gain recognized on the sale of our Wabash, IN facility. SG&A for 2016 was unfavorably impacted by one-time costs associated with bad debt expenses incurred related to Sports Authority’s bankruptcy filing and increased marketing efforts and selling expenses for new products introduced in 2016.

Provision for Income Taxes

The effective tax rate for the first nine months of 2016 was 27.6% compared to 29.1% for the same period last year.

Financial Condition and Liquidity

Total debt at the end of the first nine months of 2016 was $37.4 million, an increase of $14.1 million from December 26, 2015. Cash used for acquisitions was the primary driver for the increase in total debt. Notes payable increased 10% as compared with same period last year and increased 55% as compared with year end. The following schedule summarizes the Company’s total debt:

In thousands	October 1, 2016	December 26, 2015	October 3, 2015

Notes payable short-term	$30,686	$19,776	$27,963
Current portion long-term debt	1,405	1,810	1,810
Long term debt	5,313	1,750	1,750
Total	$37,404	$23,336	$31,523

As a percentage of stockholders’ equity, total debt was 37%, 24% and 34% at October 1, 2016, December 26, 2015, and October 3, 2015 respectively.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2016.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 7/9/2016 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
Third quarter purchases:
7/10/2016-8/6/2016	None	None	No Change	No Change
8/7/2016-9/3/2016	None	None	No Change	No Change
9/4/2016-10/1/2016	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ESCALADE, INCORPORATED

Date:	October 27, 2016	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)

