Form 10-K
period 2016-12-31
ESCALADE INC
filed 2017-02-28
CIK 33488

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of common stock held by nonaffiliates of the registrant as of July 9, 2016 based on the closing sale price as reported on the NASDAQ Global Market: $102,708,129

The number of shares of Registrant's common stock (no par value) outstanding as of February 22, 2017: 14,306,959.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 17, 2017 are incorporated by reference into Part III of this Report.

Escalade, Incorporated and Subsidiaries

Part I

ITEM 1 — BUSINESS

General

Escalade, Incorporated (Escalade, the Company, we, us or our) operates in one business segment: Sporting Goods (Escalade Sports). Escalade and its predecessors have more than 80 years of manufacturing and selling experience in this industry. Previously, we operated in two businesses segments: Sporting Goods (Escalade Sports) and Information Security and Print Finishing (Martin Yale Group). On October 1, 2014, the Company completed the sale of the Information Security business. The sale of the Information Security business, coupled with the sale of our Print Finishing business on June 30, 2014, completed the Company’s exit from the Information Security and Print Finishing segment. As a result, the Information Security and Print Finishing segment has been classified as discontinued operations for all periods presented.

The following table presents the percentages contributed to Escalade’s net sales by its business segments:

	2016	2015	2014
Sporting Goods	100%	100%	87%
Discontinued Operations	—	—	13%
Total Net Sales	100%	100%	100%

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

Product Category	Brand Names
Archery	Bear Archery®, Trophy Ridge®, Whisker Biscuit®, Cajun Bowfishing™
Table Tennis	STIGA®, Ping-Pong®, Prince®,
Basketball Goals	Goalrilla™, Goaliath®, Silverback®, Hoopstar™, Goalsetter®
Play Systems	Woodplay®, Childlife®
Fitness	The STEP®, USWeight™, Lifeline®, Kettleworx®, Natural Fitness™, PER4M®
Game Tables (Hockey and Soccer)	Atomic®, American Legend®, Redline®, Triumph™
Billiard Accessories	Mizerak®, Minnesota Fats®, Lucasi®, PureX®, Rage®, Players®
Darting	Unicorn®, Accudart®, Arachnid®, Nodor®, Winmau®
Outdoor Games	Zume Games®, Pickleball Now, Onix™, Viva Sol™, Triumph™

During 2016, 2015 and 2014 the Company had one customer, Dick’s Sporting Goods, which accounted for approximately 18%, 18% and 19%, respectively, of the Company’s revenues from continuing operations. During 2016, the Company had another customer, Amazon.com, Inc., that accounted for approximately 13% of the Company’s revenues from continuing operations.

As of December 31, 2016, the Company had approximately 22% and 20% of its total accounts receivable with Dick’s Sporting Goods and Amazon.com, Inc., respectively. As of December 26, 2015, the Company had approximately 27% of its total accounts receivable with Dick’s Sporting Goods.

Escalade Sports manufactures in the USA and Mexico and imports product from Asia, where the Company utilizes a number of contract manufacturers.

Certain products produced by Escalade Sports are subject to regulation by the Consumer Product Safety Commission. The Company believes it is in material compliance with all applicable regulations.

Marketing and Product Development

The Company makes a substantial investment in product development and brand marketing to differentiate its product line from its competition. We conduct market research and development efforts to design products which satisfy existing and emerging consumer needs. On a consolidated basis, the Company incurred research and development costs of approximately $1.5 million, $1.5 million, and $1.7 million in 2016, 2015 and 2014, respectively. The Company markets directly to the consumer or end-user as well as through its retail partners in the form of advertising and other promotional allowances.

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

Licenses, Trademarks and Brand Names

The Company has an agreement and contract with STIGA Sports AB, a 50% owned joint venture, for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA® for the United States and Canada. The Company also owns several registered trademarks and brand names including but not limited to Goalrilla™, Goalsetter®, Bear Archery®, Ping-Pong®, The Step®, and Woodplay®.

Backlog and Seasonality

Sales are based primarily on standard purchase orders and in most cases orders are shipped within the same month received. Unshipped orders at the end of the fiscal year (backlog) were not material and therefore are not an indicator of future results. Due to diversity in product categories, revenues have not been seasonal and are not expected to be so in the future.

Employees

The number of employees at December 31, 2016 and December 26, 2015 were as follows:

	2016	2015
Sporting Goods
USA	352	386
Mexico	126	123
Asia	14	13
Total	492	522

The I.U.E./C.W.A. (United Electrical Communication Workers of America, AFL-CIO) represents hourly rated employees at the Escalade Sports’ Evansville, Indiana distribution center. There were approximately 28 covered employees at December 31, 2016. A five year labor contract was negotiated and renewed in May 2016 and expires on May 1, 2021.

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

ITEM 1A — RISK FACTORS

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

The Company has two major customers which accounted for more than ten percent of consolidated gross sales and several other large customers, none of which represent more than ten percent of consolidated gross sales, and historically has derived substantial revenues from these customers. The Company has two major customers which accounted for more than ten percent of total accounts receivable. The Company needs to continue to expand its customer base to minimize the effects of the loss of any single customer in the future. If sales to one or more of the large customers would be lost or materially reduced, there can be no assurance that the Company will be able to replace such revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company’s customers may experience financial difficulties that could result in losses to the Company.

From time to time, one or more of the Company’s customers have experienced, are experiencing, or may in the future experience financial difficulties that impair their ability to pay all amounts owed to the Company. In such instances, the customer may file bankruptcy or take other actions to restructure the amounts owed to secured and unsecured creditors, including unsecured trade creditors such as the Company. When this occurs, the Company may not be able to collect the full amount owed to it by the customer, and in severe situations may have to write off all or a substantial portion of those customer receivables. As of the end of its 2016 fiscal year, the Company had net accounts receivables of approximately $1.8 million due from customers about whom the Company has some concerns. Any significant resulting losses incurred by the Company relating to these or other customers could have a material adverse effect on the Company’s business, results of operation, and financial condition.

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

Historically, instability in the political and economic environments of the countries in which the Company or its suppliers obtain products and raw materials has not had a material adverse effect on operations. However, the Company cannot predict the effect that future changes in economic or political conditions in the United States and in such foreign countries may have on operations. In the event of disruptions or delays in supply due to economic or political conditions, such disruptions or delays could adversely affect results of operations unless and until alternative supply arrangements could be made. In addition, products and materials purchased from alternative sources may be of lesser quality or more expensive than the products and materials currently purchased abroad.

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

Various corporate tax reform bills and other proposals have been or are currently under consideration by Congress and the new Presidential administration.  These proposals include, among other items, corporate income tax rate changes in varying, uncertain, or unspecified amounts, the reduction or elimination of certain corporate tax incentives, modifications to the existing regime for taxing overseas earnings (including consideration of a minimum tax on adjusted unrepatriated foreign earnings and a cash flow tax with border adjustments that could treat imports less favorably than exports), and measures to prevent base erosion and profit shifting.  It is not clear whether, or to what extent, these proposals may be enacted.  Although the overall impact that such proposals may have on our future effective tax rate is unclear at this time, significant changes to the U.S. taxation of our international income could have a material adverse effect on our results of operations.

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

New laws, policies, regulations, rulemaking and oversight, as well as changes to those currently in effect, could adversely impact our earnings, cash flows and operations.

Our assets and operations are subject to regulation and oversight by federal, state, and local regulatory authorities. Legislative changes, as well as regulatory actions taken by these agencies, have the potential to adversely affect our profitability. In addition, a certain degree of regulatory uncertainty is created by the recent change in U.S. presidential administrations. It remains unclear specifically what the new administration may do with respect to future policies and regulations that may affect us. Regulation affects many aspects of our business and extends to such matters as (i) federal, state, and local taxation; (ii) rates (which include tax, commodity, surcharges and fuel); (iii) the integrity, safety and security of facilities and operations; (iv) the acquisition of other businesses; (v) the acquisition, extension, disposition or abandonment of services or facilities; (vi) reporting and information requirements; and (vii) the maintenance of accounts and records.

Failure to sustain a continuing economic recovery in the United States and elsewhere could have a substantial adverse effect on our business.

Our business is tied to general economic and industry conditions as demand for sporting goods depends largely on the strength of the economy, employment levels, consumer confidence levels and the availability and cost of credit. These factors have had and could continue to have a substantial impact on our business.

Certain political developments occurring this past year have provided increased economic uncertainty. The United Kingdom's decision to exit the European Union and the results of the presidential election in the U.S. both could result in economic and trade policy actions that would impact economic conditions in various countries, the cost of importing into the U.S. and the competitive landscape of our customers, suppliers and competitors.

Adverse global economic conditions could also cause our customers and suppliers to experience severe economic constraints in the future, including bankruptcy, which could have a material adverse impact on our financial position and results of operations.

Our business is subject to risks associated with sourcing and manufacturing overseas.

We import both raw materials and finished goods into our operating facilities. Our ability to import products in a timely and cost-effective manner may be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes and work stoppages, political unrest, severe weather, or security requirements in the United States and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transportation costs, which could have an adverse impact on our business and financial condition, specifically our gross margin and overall profitability.

Substantially all of our import operations are subject to customs and tax requirements as well as trade regulations, such as tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers' failure to comply with customs regulations or similar laws, could harm our business. In this regard, the results of the November 2016 U.S. election and the Brexit vote have introduced greater uncertainty with respect to future tax and trade regulations. Changes in tax policy or trade regulations, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on our business and results of operations.

Our operations are also subject to the effects of international trade agreements and regulations that impose requirements that could adversely affect our business, such as setting quotas on products that may be imported from a particular country.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

At December 31, 2016, the Company owned or operated from the following locations:

Location	Square Footage	Owned or Leased	Use

Evansville, Indiana, USA	523,000	Owned	Distribution; sales and marketing; engineering; administration
Rosarito, Mexico	174,700	Owned	Manufacturing and distribution
Olney, Illinois, USA	108,500	Leased	Manufacturing and distribution
Gainesville, Florida, USA	154,200	Owned	Manufacturing and distribution
Jacksonville, Florida, USA	31,800	Leased	Distribution; sales and marketing
Peoria, AZ, USA	6,214	Leased	Manufacturing and distribution
Shanghai, China	3,225	Leased	Sales and sourcing

The Company believes that its facilities are in satisfactory and suitable condition for their respective operations. The Company also believes that it is in material compliance with all applicable environmental regulations and is not subject to any proceeding by any federal, state or local authorities regarding such matters. The Company provides regular maintenance and service on its plants and machinery as required. During 2016, the Company sold its Wabash, IN land and building for a purchase price of approximately $2.1 million. The sale resulted in a gain of approximately $1.9 million, recognized within operating income.

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

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5 — MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded under the symbol “ESCA” on the NASDAQ Global Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the NASDAQ Global Market:

Prices	High	Low

2016
Fourth quarter ended December 31, 2016	$14.45	$12.05
Third quarter ended October 1, 2016	12.78	9.82
Second quarter ended July 9, 2016	12.74	9.79
First quarter ended March 19, 2016	13.69	11.04
2015
Fourth quarter ended December 26, 2015	$18.67	$10.89
Third quarter ended October 3, 2015	18.73	15.74
Second quarter ended July 11, 2015	19.97	16.24
First quarter ended March 21, 2015	16.75	14.75

The closing market price on February 22, 2017 was $13.00 per share.

During 2013, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. At the August 2014 meeting of the Board of Directors, the Company established the annual rate to be $0.40 per share, or $0.10 per share quarterly. At the April 2015 meeting of the Board of Directors, the Company increased the quarterly rate to $0.11 per share. Dividends issued/declared during 2015 and 2016 are as follows:

Record Date	Payment Date	Amount per Common Share
March 13, 2015	March 20, 2015	$0.10
June 12, 2015	June 19, 2015	$0.11
September 14, 2015	September 21, 2015	$0.11
December 14, 2015	December 21, 2015	$0.11
March 14, 2016	March 21, 2016	$0.11
June 10, 2016	June 17, 2016	$0.11
September 12, 2016	September 19, 2016	$0.11
December 12, 2016	December 19, 2016	$0.11

As of February 22, 2017, there were approximately 141 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock with that of the cumulative total return on the NASDAQ 100 and the NASDAQ US Benchmark TR Index for the five year period ended December 31, 2016. The following information is based on an investment of $100, on December 31, 2011, in the Company’s common stock, the NASDAQ 100 and the NASDAQ US Benchmark TR Index, with dividends reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	2011	2012	2013	2014	2015	2016
Escalade Common Stock	100	118	266	341	299	298
NASDAQ 100 (OMX)	100	118	162	193	212	228
NASDAQ US Benchmark TR Index (OMX)	100	116	155	175	176	198

The performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 10/1/2016 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939

Fourth quarter purchases:
10/2/2016 – 10/29/2016	None	None	None	No Change
10/30/2016 – 11/26/2016	None	None	None	No Change
11/27/2016 – 12/31/2016	None	None	None	No Change

Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ITEM 6 — SELECTED FINANCIAL DATA

(In thousands, except per share data)

At and For Years Ended	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013	December 29, 2012
Income Statement Data
Net revenue
Sporting Goods	$167,650	$155,542	$137,975	$132,991	$112,599
Discontinued Operations	—	—	20,865	30,686	34,990
Total net sales	167,650	155,542	158,840	163,677	147,589
Net income (loss)	11,493	11,606	11,817	9,805	(4,930)
Weighted-average shares	14,264	14,088	13,853	13,506	13,244
Per Share Data
Basic earnings (loss) per share	$0.81	$0.82	$0.85	$0.73	$(0.37)
Cash dividends	$0.44	$0.43	$0.38	$0.34	$0.31
Balance Sheet Data
Working capital	57,205	54,244	50,505	56,377	32,656
Total assets	150,761	143,737	127,881	141,974	125,740
Short-term debt	1,250	1,810	4,286	4,263	19,070
Long-term debt	24,189	21,526	16,860	23,946	3,500
Total stockholders' equity	101,713	96,480	89,779	87,955	80,457

Fiscal year 2016 reported increased sales in the Sporting Goods segment. Operating income was negatively impacted by bad debt expenses related to customer bankruptcy filings. Operating income was positively impacted by a gain on sale of our Wabash, IN land and facility.

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

ITEM 7 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Escalade, Incorporated (Escalade, the Company, we, us or our) is focused on growing its Sporting Goods segment through organic growth of existing categories, strategic acquisitions, and new product development. The Sporting Goods segment competes in a variety of categories including basketball goals, archery, indoor and outdoor game recreation and fitness products. Strong brands and on-going investment in product development provide a solid foundation for building customer loyalty and continued growth.

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

To enhance growth opportunities, the Company has focused on promoting new product innovation and development and brand marketing. In addition, the Company has embarked on a strategy of acquiring companies or product lines that complement or expand the Company's existing product lines or provide expansion into new or emerging categories in sporting goods. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing Company structure. In 2015, the Company acquired Onix Sports, Inc. to expand the Company’s offerings of pickleball paddles, balls, sportswear, and accessories, and Goalsetter Systems, Inc., (“Goalsetter”) to add another premium brand of residential in-ground basketball goals. The acquisition of Goalsetter from Co-Line Manufacturing, which will continue to manufacture the Goalsetter basketball goals in its Iowa facilities, also strengthens and diversifies the Company’s sources of basketball goals. In 2016, the Company acquired Triumph Sports USA, Inc., strengthening the Company’s leadership in the indoor games category and providing new opportunities for the Company’s outdoor games category. The Company also sometimes divests or discontinues certain operations, assets, and products that do not perform to the Company's expectations or no longer fit with the Company's strategic objectives.

Management believes that key indicators in measuring the success of these strategies are revenue growth, earnings growth, new product introductions, and the expansion of channels of distribution. The following table sets forth the annual percentage change in revenues and net income (loss) over the past three years:

	2016	2015	2014

Net revenue
Sporting Goods	7.8%	12.7%	3.7%
Discontinued Operations	—	(100.0)%	(32.0)%
Total	7.8%	(2.1)%	(3.0)%

Net income (loss)
Sporting Goods	(2.9)%	(14.2)%	2.8%
Discontinued Operations	—	(100.0)%	45.2%
Total	(1.0)%	(1.8)%	20.5%

Results of Operations

The following schedule sets forth certain consolidated statement of operations data (excluding Discontinued Operations) as a percentage of net revenue:

	2016	2015	2014
Net revenue	100.0%	100.0%	100.0%
Cost of products sold	73.6%	72.0%	70.2%
Gross margin	26.4%	28.0%	29.8%
Selling, administrative and general expenses	16.3%	17.9%	16.6%
Amortization	1.4%	1.9%	1.9%
Operating income	8.7%	8.2%	11.3%

Revenue and Gross Margin

Sales growth attributable largely to acquisitions and new products introduced into the market, resulted in an overall increase of 7.8% in Sporting Goods net revenues for 2016 compared to 2015.

The overall gross margin percentage decreased to 26.4% in 2016 compared with 28.0% in 2015 due primarily to unfavorable product mix and continued decreased sales and margins in archery.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $27.4 million in 2016 compared to $27.8 million in 2015, a decrease of $0.4 million or (1.5%). SG&A as a percent of sales is 16.3% in 2016 compared with 17.9% in 2015. The decrease in SG&A is primarily due to gains recognized on the sale of fixed assets, partially offset by bad debt expenses recorded during the year and increased marketing efforts in new categories acquired as well as new products introduced into the market.

Other Income

Other income, including equity in earnings of affiliates, decreased in 2016 to $1.8 million compared with $3.3 million 2015, a decrease of 46.1% primarily due to our 50% ownership of Stiga, headquartered in Sweden. Equity in earnings of affiliates was $1.7 million in 2016 compared with $3.0 million in 2015.

Provision for Income Taxes

The effective tax rate for 2016 and 2015 was 26.1% and 26.0%, respectively. The 2016 effective tax rate is lower than the statutory rate primarily due to income tax credits, the effect of foreign tax rates, and the change in deferred state tax rate. The 2015 effective tax rate is lower than the statutory rate primarily due to income tax credits, benefits from the captive insurance, and the effect of foreign tax rates.

Sporting Goods

Net revenues, operating income, and net income for the Sporting Goods segment for the three years ended December 31, 2016 were as follows:

In Thousands	2016	2015	2014

Net revenue	$167,650	$155,542	$137,975
Operating income	16,445	16,070	18,194
Net income	9,489	9,771	11,394

Net revenue increased 7.8% in 2016 compared to 2015 largely attributable to acquisitions completed as well as new products introduced into the market. The Company continues to aggressively pursue opportunities to increase revenue through introduction of new products, expansion of product distribution, acquisitions, and increased investment in consumer marketing. Sales channels are predominately mass market retail customers, specialty retailers, and dealers. During 2016, the Company strengthened its product offerings with the acquisition of Triumph Sports USA, Inc. to expand the Company’s offerings of indoor and outdoor games.

Gross margin and profitability declined in 2016 compared with 2015. The gross margin ratio in 2016 declined to 26.4% compared to 28.0% in the prior year due to an unfavorable product mix and decreased sales and margins in archery. Operating income as a percentage of net revenue decreased to 9.8% in 2016 compared to 10.3% in 2015.

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

Financial Condition and Liquidity

The current ratio, a basic measure of liquidity (current assets divided by current liabilities), increased to 4.1 in 2016 compared to 3.9 in 2015. Receivable levels decreased to $35.9 million in 2016 compared with $39.0 million in 2015 and net inventory increased $7.9 million to $33.8 million in 2016 from $25.9 million in 2015. Total notes payable and long-term debt increased to $25.4 million, up from $23.3 million in 2015. Total notes payable and long-term debt as a percentage of stockholders equity was 25.0% in 2016, up from 24.2% in 2015.

The Company’s working capital requirements are primarily funded through cash flows from operations and revolving credit agreements with its bank. During 2016, the Company’s maximum borrowings under its primary revolving credit lines and overdraft facility totaled $39.6 million compared to $31.6 million in 2015. Total notes payable and long-term debt increased $2.1 million in 2016 as compared with 2015. The debt increase was primarily driven by the acquisitions completed during 2015 and 2016. The overall effective interest rate in 2016 was 2.5% which was down from the effective rate of 2.6% in 2015. On January 21, 2016, the Company entered into a Second Amended and Restated Credit Agreement (“Restated Credit Agreement”) with its issuing bank, JP Morgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the Restated Credit Agreement (collectively, the “Lender”). Under the terms of the Restated Credit Agreement, the Lender has made available to the Company a senior revolving credit facility in an increased maximum amount of up to $35.0 million and a term loan in an increased principal amount of $7.5 million. The maturity date of the revolving credit facility was extended to January 21, 2019 and the maturity of the term loan facility was extended to January 21, 2021.

The Company’s cash remains stable compared with prior year due to the utilization of the revolving credit agreement facility to fund working capital needs. Operating cash flows were used to fund acquisitions and to pay shareholder dividends.

In 2017, the Company estimates capital expenditures to be approximately $3.5 million.

The Company believes that cash generated from its projected 2017 operations and the commitment of borrowings from its primary lender will provide it with sufficient cash flows for its operations.

It is possible that if economic conditions deteriorate, this could have adverse effects on the Company’s ability to operate profitably during fiscal year 2017. To the extent that occurs, management will pursue cost reduction initiatives and consider realignment of its infrastructure in an effort to match the Company’s overhead and cost structure with the sales level dictated by current market conditions.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under the sub-heading “New Accounting Pronouncements”.

Off Balance Sheet Financing Arrangements

The Company has no financing arrangements that are not recorded on the Company’s balance sheet.

Contractual Obligations

The following schedule summarizes the Company’s material contractual obligations as of December 31, 2016:

Amounts in thousands	Total	2017	2018 – 2019	2020 – 2021	Thereafter

Debt	$25,439	$1,250	$21,689	$2,500	$—
Future interest payments (1)	1,575	614	899	62	—
Operating leases	1,084	464	536	84	—
Minimum payments under royalty and license agreements	840	465	375	—	—
Total	$28,938	$2,793	$23,499	$2,646	$—

Note:

(1) Assumes that the Company will not increase borrowings under its long-term credit agreements and that the effective interest rate experienced in 2016 of 2.5% will continue for the life of the agreements.

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

The Company has one reporting unit that is identical to our operating segment, Sporting Goods. Of the total recorded goodwill of $21.5 million at December 31, 2016, the entire amount was allocated to the Escalade Sports reporting unit. The results of the qualitative impairment assessment of the Escalade Sports reporting unit indicated that the fair value of the invested capital exceeded the carrying value of the invested capital as of December 31, 2016.

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

Non-Marketable Equity Method Investments

The Company has minority equity positions in companies strategically related to the Company’s business, but does not have control over these companies. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income (loss) is recorded in equity in earnings of affiliates on the consolidated statements of operations. The proportionate share of net income was $1.7 million, $3.0 million and $3.9 million in 2016, 2015 and 2014, respectively. Total cash dividends received from these equity investments amounted to $1,060 thousand, $928 thousand, and $919 thousand in 2016, 2015 and 2014, respectively. The Company considers whether the fair values of any of its equity investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value.

Effect of Inflation

The Company cannot accurately determine the precise effects of inflation. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expenses; improving manufacturing technologies; and redesigning products to keep these costs under control.

Capital Expenditures

As of December 31, 2016, the Company had no material commitments for capital expenditures. In 2017, the Company estimates capital expenditures to be approximately $3.5 million.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. The Company attempts to minimize these risks through regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. During fiscal 2016, there were no derivatives in use. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

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

The management of Escalade assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (published in 2013) and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

This annual report on Form 10-K includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report regarding internal control over financial reporting is subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission. In addition, this report by management regarding internal control over financial reporting is specifically not incorporated by reference into any other filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

/s/ David L. Fetherman, Chief Executive Officer /s/ Stephen R. Wawrin, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2016. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 17, 2017 under the captions “Certain Beneficial Owners,” “Election of Directors,” “Executive Officers of the Registrant,” “Board of Directors, Its Committees, Meetings and Functions,” and “Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11 — EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 17, 2017 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee” and “Executive Compensation” and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appears under the caption “Report of the Compensation Committee” is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 17, 2017 under the captions “Certain Beneficial Owners” and “Election of Directors” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders (1)	72,375	$9.38	1,112,446
Equity compensation plans not approved by security holders	—	—	—
Total	72,375		1,112,446

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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on May 17, 2017 under the captions “Election of Directors” and “Board of Directors, Its Committees, Meetings and Functions” and is incorporated herein by reference. The information required by Item 404 of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 17, 2017 under the caption “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 17, 2017 under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

Part IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as a part of this report:

(1)	Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated financial statements of Escalade, Incorporated and subsidiaries:

Consolidated balance sheets—December 31, 2016 and December 26, 2015

Consolidated statements of operations—fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014

Consolidated statements of comprehensive income—fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014

Consolidated statements of stockholders’ equity—fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014

Consolidated statements of cash flows—fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014

Notes to consolidated financial statements

Except as provided in Item 15(A)(2), all other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(2)	Financial Statement Schedules

The Stiga Sports AB joint venture’s Financial Statements required pursuant to Rule 3-09 of Regulation S-X as promulgated by the Securities and Exchange Commission are filed as an exhibit to this Form 10-K. Those financial statements include:

Report of Independent Registered Public Accounting Firm

Consolidated financial statements of Stiga Sports Group AB:

Consolidated income statement – fiscal years ended December 31, 2016, 2015 and 2014

Consolidated balance sheets – December 31, 2016 and 2015

Consolidated cash flow statements – fiscal years ended December 31, 2016, 2015 and 2014

Notes to consolidated financial statements

(3)	Exhibits
3.1	Articles of Incorporation of Escalade, Incorporated (b)
3.2	Amended By-Laws of Escalade, Incorporated (i)
4.1	Form of Escalade, Incorporated's common stock certificate (a)
10.1	Licensing agreement between Sweden Table Tennis AB and Indian Industries, Inc. dated January 1, 1995 (c)
10.2	Second Amended and Restated Credit Agreement dated as of January 21, 2016 by and among Escalade, Incorporated, Indian Industries, Inc., and JPMorgan Chase Bank, N.A. and the other parties named therein (k)
10.3	Pledge and Security Agreement dated as of April 30, 2009 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (without exhibits and schedules, which Escalade has determined are not material) (e)

10.4	Form of Pledge and Security Agreement dated as of April 30, 2009 with JPMorgan Chase Bank, N.A. (e) (f)
10.5	Form of Unlimited Continuing Guaranty dated as of April 30, 2009 in favor of JPMorgan Chase Bank, N.A. (e) (f)

(4)	Executive Compensation Plans and Arrangements
10.11	Incentive Compensation Plan for Escalade, Incorporated and its subsidiaries (a)
10.12	Escalade Incorporated 2007 Incentive Plan, as amended, incorporated by reference herein from Annex 1 and 2 to the Registrant’s 2012 Definitive Proxy Statement (h)
10.13	Form of Stock Option Award Agreement utilized in Stock Option grants to employees pursuant to the Escalade, Incorporated 2007 Incentive Plan (g)
10.14	Form of Stock Option Award Agreement utilized in Stock Option grants to Directors pursuant to the Escalade, Incorporated 2007 Incentive Plan (g)
10.15	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants pursuant to the Escalade Incorporated 2007 Incentive Plan. (d)
10.16	Executive Severance agreement, dated June 9, 2016 between David L. Fetherman and Escalade, Inc. (l)
10.18	Agreement and Release dated December 7, 2015 between Robert Keller and Escalade, Inc. (j)
21	Subsidiaries of the Registrant
23.1	Consent of BKD, LLP
23.2	Consent of Grant Thornton Sweden AB
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer Section 1350 Certification
32.2	Chief Financial Officer Section 1350 Certification
99.1	Stiga Sports Group AB consolidated financial statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014; and Independent Accountant’s Report
101.Cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.Def	XBRL Taxonomy Extension Definition Linkbase Document
101.Lab	XBRL Taxonomy Extension Label Linkbase Document
101.Pre	XBRL Taxonomy Extension Presentation Linkbase Document
101.Ins	XBRL Instance Document
101.Sch	XBRL Taxonomy Extension Schema Document

(a)	Incorporated by reference from the Company’s Form S-2 Registration Statement, File No. 33-16279, as declared effective by the Securities and Exchange Commission on September 2, 1987
(b)	Incorporated by reference from the Company's 2007 First Quarter Report on Form 10-Q
(c)	Incorporated by reference from the Company's 1995 Annual Report on Form 10-K
(d)	Incorporated by reference from the Company's Form 8-K filed on March 3, 2008
(e)	Incorporated by reference from the Company's Form 8-K filed on May 6, 2009. Indian Industries, Inc. entered into a substantially similar agreement on January 21, 2016, which amended and restated the April 30, 2009 pledge and security agreement previously entered into by Indian Industries.
(f)	Each of Escalade’s and Indian’s nine domestic subsidiaries has entered into the identical form of Pledge and Security Agreement and form of Unlimited Continuing Guaranty. Those nine domestic subsidiaries are: Harvard Sports, Inc.; Wedcor Holdings, Inc.; U.S. Weight, Inc.; Bear Archery, Inc.; Escalade Sports Playground, Inc.; EIM Company, Inc.; SOP Services, Inc.; Escalade Insurance, Inc.; and Goalsetter Systems, Inc. Goalsetter entered into such agreements on January 21, 2016.
(g)	Incorporated by reference from the Company’s 2009 Annual Report on Form 10-K filed on March 5, 2010
(h)	Incorporated by reference from the Company’s 2012 Proxy Statement
(i)	Incorporated by reference from the Company’s 2014 First Quarter Report on Form 10-Q filed on April 22, 2014
(j)	Incorporated by reference from the Company’s Form 8-K filed on December 10, 2015
(k)	Incorporated by reference from the Company’s 2016 First Quarter Form 10-Q filed on April 15, 2016
(l)	Incorporated by reference from the Company’s Form 8-K filed on June 13, 2016

Escalade, Incorporated and Subsidiaries

Index to Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants’ Reports are submitted herewith:

Reports of Independent Registered Public Accounting Firms

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated (Company) as of December 31, 2016, and December 26, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and December 26, 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Evansville, Indiana

February 28, 2017

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

We have audited Escalade, Incorporated’s (Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Evansville, Indiana

February 28, 2017

Escalade, Incorporated and Subsidiaries

Consolidated Balance Sheets

All Amounts in Thousands Except Share Information	December 31, 2016	December 26, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$1,013	$1,982
Receivables, less allowances of $910 and $1,086	35,894	38,984
Inventories	33,802	25,862
Prepaid expenses	2,798	2,494
Deferred income tax benefit	1,283	1,543
Prepaid income tax	833	1,910
TOTAL CURRENT ASSETS	75,623	72,775

Property, plant and equipment, net	13,714	14,363
Intangible assets	20,857	16,868
Goodwill	21,456	20,047
Investments	19,030	19,644
Other assets	81	40
TOTAL ASSETS	$150,761	$143,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,250	$1,810
Trade accounts payable	4,376	2,547
Accrued liabilities	12,792	14,174
TOTAL CURRENT LIABILITIES	18,418	18,531

Long-term debt	24,189	21,526
Deferred income tax liability	6,441	7,200
TOTAL LIABILITIES	49,048	47,257

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock
Authorized: 1,000,000 shares, no par value, none issued
Common stock
Authorized: 30,000,000 shares, no par value
Issued and outstanding: 2016 —14,304,959 shares, 2015 —14,179,844 shares	14,305	14,180
Retained earnings	91,688	85,478
Accumulated other comprehensive loss	(4,280)	(3,178)
TOTAL STOCKHOLDERS’ EQUITY	101,713	96,480
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,761	$143,737

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Operations

	Years Ended
All Amounts in Thousands Except Per Share Data	December 31, 2016	December 26, 2015	December 27, 2014

Net Sales	$167,650	$155,542	$137,975

Costs and Expenses
Cost of products sold	123,383	112,068	96,912
Selling, administrative and general expenses	27,357	27,775	22,938
Amortization	2,327	2,881	2,621

Operating Income	14,583	12,818	15,504

Other Income (Expense)
Interest expense	(834)	(470)	(447)
Equity in earnings of affiliates	1,672	2,993	3,923
Other income	121	333	803

Income Before Income Taxes from Continuing Operations	15,542	15,674	19,783

Provision for Income Taxes from Continuing Operations	4,049	4,068	6,438

Net Income from Continuing Operations	11,493	11,606	13,345

Discontinued Operations
Loss from operations	—	—	(611)
Loss on classification as held for sale	—	—	(12,945)
Gain on disposal (includes $2,565 of accumulated other comprehensive income reclassification from foreign currency translation adjustment)	—	—	5,929
Provision (benefit) for income taxes	—	—	(6,099)
Net Loss from Discontinued Operations	—	—	(1,528)

Net Income	$11,493	$11,606	$11,817

Basic Earnings Per Share Data:
Income from continuing operations	$0.81	$0.82	$0.96
Loss from discontinued operations	—	—	(0.11)
Net Income	$0.81	$0.82	$0.85

Diluted Earnings Per Share Data:
Income from continuing operations	$0.80	$0.82	$0.95
Loss from discontinued operations	—	—	(0.11)
Net Income	$0.80	$0.82	$0.84

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended
All Amounts in Thousands	December 31, 2016	December 26, 2015	December 27, 2014

Net Income	$11,493	$11,606	$11,817

Foreign currency translation adjustment before reclassifications	(1,102)	(1,214)	(4,318)
Amounts reclassified from comprehensive income due to divesture	—	—	(2,565)

Comprehensive Income	$10,391	$10,392	$4,934

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
All Amounts in Thousands	Shares	Amount	Earnings	Income (Loss)	Total

Balances at December 28, 2013	13,657	$13,657	$69,379	$4,919	$87,955

Other comprehensive loss				(6,883)	(6,883)
Net income			11,817		11,817
Expense of stock options			716		716
Exercise of stock options	301	301	1,085		1,386
Settlement of restricted stock units	34	34	(34)		—
Dividends declared			(5,294)		(5,294)
Stock issued to directors as compensation	6	6	76		82

Balances at December 27, 2014	13,998	$13,998	$77,745	$(1,964)	$89,779

Other comprehensive loss				(1,214)	(1,214)
Net income			11,606		11,606
Expense of stock options and restricted stock units			719		719
Exercise of stock options	156	156	781		937
Settlement of restricted stock units	19	19	(19)		—
Tax benefit from settlement of stock compensation			701		701
Tax withholding for equity awards			(79)		(79)
Dividends declared			(6,072)		(6,072)
Stock issued to directors as compensation	7	7	96		103

Balances at December 26, 2015	14,180	$14,180	$85,478	$(3,178)	$96,480

Other comprehensive loss				(1,102)	(1,102)
Net income			11,493		11,493
Expense of stock options and restricted stock units			398		398
Exercise of stock options	96	96	451		547
Settlement of restricted stock units	16	16	(16)		—
Tax benefit from settlement of stock compensation			35		35
Dividends declared			(6,282)		(6,282)
Stock issued to directors as compensation	13	13	131		144

Balances at December 31, 2016	14,305	$14,305	$91,688	$(4,280)	$101,713

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
All Amounts in Thousands	December 31, 2016	December 26, 2015	December 27, 2014
Operating Activities:
Net Income	$11,493	$11,606	$11,817
Reconciling adjustments:
Depreciation and amortization	5,244	5,218	4,383
Provision for doubtful accounts	1,758	159	(245)
Stock option and restricted stock unit expense	398	719	716
Equity in net income of joint venture investments	(1,672)	(2,993)	(3,923)
Deferred income taxes	(375)	1,696	(1,197)
Additional discontinued operations activities	—	—	6,672
Gain from insurance proceeds for involuntary conversion	—	—	(603)
Loss (gain) on disposals of assets	(2,158)	1	(10)
Dividends received from equity method investments	1,060	928	919
Changes in
Accounts receivable	2,709	(6,053)	6,739
Inventories	(6,548)	(1,121)	(1,559)
Prepaids and other assets	950	2,887	(4,658)
Accounts payable and accrued expenses	(690)	2,416	245
Net cash provided by operating activities	12,169	15,463	19,296

Investing Activities:
Purchase of property and equipment	(2,653)	(5,067)	(2,663)
Acquisitions	(9,659)	(10,678)	(10,630)
Net sale of short-term time deposits	—	1,450	250
Net purchase of marketable securities	(57)	—	—
Discontinued operations activities	—	—	5,700
Proceeds from insurance for involuntary conversion	—	—	603
Proceeds from sale of property and equipment	2,568	—	26
Net cash used in investing activities	(9,801)	(14,295)	(6,714)

Financing Activities:
Dividends paid	(6,282)	(6,072)	(5,294)
Proceeds from issuance of long-term debt	65,887	62,127	57,860
Net decrease in notes payable	—	(2,699)	—
Proceeds from exercise of stock options	547	937	1,386
Payments on long-term debt	(63,585)	(57,436)	(64,923)
Deferred financing fees	(83)	—	—
Tax benefit from settlement of stock compensation	35	701	—
Tax withholding for equity awards	—	(79)	—
Director stock compensation	144	103	82
Net cash (used in) financing activities	(3,337)	(2,418)	(10,889)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(807)

Increase (Decrease) in Cash and Cash Equivalents	(969)	(1,250)	886

Cash and Cash Equivalents, beginning of year (includes zero, zero and $1,255 respectively of cash reported as assets held for sale)	1,982	3,232	2,346

Cash and Cash Equivalents, end of year	$1,013	$1,982	$3,232

Supplemental Cash Flows Information
Interest paid	$866	$465	$600
Income taxes paid	$3,333	$108	$5,208
Dividends payable	—	$4	—
Information regarding the Company’s acquisitions in 2016, 2015 and 2014 are as follows:
Fair value of assets acquired	$10,597	$13,269	$10,577
Cash paid for assets	9,464	10,678	10,438
Note payable for deferred purchase price obligation	—	200	—
Liabilities assumed	$1,133	$2,391	$139

See notes to consolidated financial statements.

Note 1 —	Nature of Operations and Summary of Significant Accounting Policies

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

During the year ended December 31, 2016, we revised the balance sheet presentation of borrowings under our senior secured revolving credit facility and the related asset for debt issuance costs. These amounts were previously presented as current in our consolidated balance sheets. We have determined that these should have been presented as non-current. The presentation of cash flows associated with borrowings under our credit facility have also been corrected. Previously, these cash flows were presented on a net basis, the change in balance sheet presentation requires that they be presented on a gross basis.

We assessed the materiality of this revision on prior periods' financial statements in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements. We concluded that the revision was not material to any prior annual or interim period and therefore, amendments of previously filed reports are not required. In accordance with ASC 250, we have corrected the classification for all prior periods presented by revising the consolidated financial statements appearing herein. Periods not presented herein will be revised, as applicable, in future filings. The revisions had no impact on total assets, total liabilities, shareholders' equity, net income or net cash used in financing activities.

The impact of this revision on our consolidated balance sheet as of December 26, 2015 was as follows:

Year Ended December 26, 2015	As Previously Reported	Revision	As Revised
In Thousands
Prepaid expenses	$2,534	$(40)	$2,494
Total current assets	72,815	(40)	72,775
Other non-current assets	—	40	40
Notes payable	19,776	(19,776)	—
Total current liabilities	38,307	(19,776)	18,531
Long-term debt	1,750	19,776	21,526

The impact of this revision on our consolidated statement of cash flows was as follows:

Year Ended December 26, 2015	As Previously Reported	Revision	As Revised
In Thousands
Proceeds from issuance of long-term debt	$—	$62,127	$62,127
Net (decrease) increase in notes payable	3,577	(6,276)	(2,699)
Payments on long-term debt	(1,585)	(55,851)	(57,436)

Year Ended December 27, 2014	As Previously Reported	Revision	As Revised
In Thousands
Proceeds from issuance of long-term debt	$—	$57,860	$57,860
Net (decrease) increase in notes payable	(5,500)	5,500	—
Payments on long-term debt	(1,563)	(63,360)	(64,923)

Fiscal Year End

The Company’s fiscal year is a 52 or 53 week period ending on the last Saturday in December. Fiscal year 2016 was 53 weeks long, ending December 31, 2016. Fiscal year 2015 was 52 weeks long, ending December 26, 2015. Fiscal year 2014 was 52 weeks long, ending on December 27, 2014.

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

Inventories

Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower of cost or market. This inventory valuation reserve totaled $415 thousand and $471 thousand at fiscal year-end 2016 and 2015, respectively. Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

In Thousands	2016	2015

Raw materials	$4,781	$3,621
Work in process	3,671	4,297
Finished goods	25,350	17,944
	$33,802	$25,862

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

In Thousands	2016	2015

Land	$1,943	$2,049
Buildings and leasehold improvements	15,733	18,964
Machinery and equipment	22,379	22,179
Total cost	40,055	43,192
Accumulated depreciation and amortization	(26,341)	(28,829)
	$13,714	$14,363

The Company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. No asset impairment was recognized during the years ended 2016, 2015, or 2014.

During the year ended December 31, 2016, the Company sold its Wabash, Indiana land and building for a purchase price of approximately $2.1 million. The sale resulted in a gain of approximately $1.9 million, recognized within operating income for the year ended December 31, 2016.

Investments

Investments are composed of the following:

In Thousands	2016	2015

Non-marketable equity investments (equity method)	$19,030	$19,644

Non-Marketable Equity Investments: The Company has an equity position in a company that strategically relates to the Company’s business, but the Company does not have control over that entity. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income (loss) is recorded in equity in earnings of affiliates on the consolidated statement of operations. The proportionate share of net income was $1.7 million, $3.0 million and $3.9 million in 2016, 2015 and 2014, respectively. Total cash dividends received from these equity investments amounted to $1,060 thousand, $928 thousand, and $919 thousand in 2016, 2015 and 2014, respectively. The Company considers whether the fair value of any of its equity investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over fair value of net tangible and identifiable intangible assets of acquired businesses. Intangible assets consist of patents, consulting agreements, non-compete agreements, customer lists, and trademarks. Goodwill and trademarks are deemed to have indefinite lives and are not amortized, but are subject to impairment testing annually in accordance with guidance included in FASB ASC 350, Intangibles – Goodwill and Other. Other intangible assets are amortized using the straight-line method over the following lives: consulting agreements, the life of the agreement; customer lists, 5 to 14 years; non-compete agreements, the lesser of the term or 5 years; and patents, the lesser of the remaining life or 5 to 15 years.

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

Foreign Currency Translation

The functional currency for the foreign operations of Escalade is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Stockholders’ Equity and are excluded from net income. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Operations and were insignificant in fiscal years 2016, 2015, and 2014.

Cost of Products Sold

Cost of products sold is comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Other Income

The components of Other Income are as follows:

In Thousands	2016	2015	2014

Proceeds from insurance for involuntary conversion	$—	$—	$603
Rent income from real estate	158	212	106
Other income (loss)	(37)	121	94
	$121	$333	$803

Provision for Income Taxes

Income tax in the consolidated statement of operations includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs incurred during 2016, 2015 and 2014 were approximately $1.5 million, $1.5 million, and $1.7 million, respectively.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which amends existing accounting standards related to revenue recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08 which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. In December 2016, FASB issued ASU 2016-20, which affect narrow aspects of the guidance issued in ASU 2014-09. The new revenue recognition standard will be effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). While we are still in the process of completing our analysis on the impact this guidance will have on our consolidated financial statements and related disclosures, we do not expect the impact to be material.

In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Management is evaluating the provisions of this statement and the impact it will have on the Company’s financial statements, we do not expect the impact to be material.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect, if any, on its financial statements. We do not expect the standard to have a material impact on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this update are intended to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard requires excess tax benefits and tax deficiencies to be recorded in the statements of income as a component of the provision for income taxes when stock awards vest or are settled. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statement of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur, allows us to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement. This amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any interim or annual period. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The amendments in this update address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for any interim or annual period. The Company is currently evaluating the effect, if any, that the updated standard will have on its consolidated statement of cash flows. We do not expect the standard to have a material impact on our consolidated financial statements.

In January, 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. These amendments clarify the definition of a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) or assets or businesses. The amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted under certain circumstances. The amendments should be applied prospectively as of the beginning of the period of adoption. The Company is currently evaluating the effect, if any, that the updated standard will have on its consolidated financial statements.

In January, 2017, FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments are effective for annual impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The provisions of the amendment should be adopted on a prospective basis. We do not expect the standard to have a material impact on our consolidated financial statements.

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

Other intangible assets are amortized using the straight-line method over the following lives: consulting agreements, the life of the agreement; customer lists, 5 to 14 years; non-compete agreements, the lesser of the term or 5 years; and patents, the lesser of the remaining life or 5 to 15 years. Indefinite-lived intangible assets are reviewed for impairment annually, or whenever events or changes in circumstances indicate the carrying amount of an intangible asset may not be recoverable.

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

In Thousands	2016	2015	2014

Beginning balance	$847	$695	$620
Additions	1,501	1,459	1,156
Deductions	(1,472)	(1,307)	(1,081)
Ending balance	$876	$847	$695

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

In Thousands	2016	2015	2014

Beginning balance	$471	$537	$469
Additions	327	470	287
Deductions	(383)	(536)	(219)
Ending balance	$415	$471	$537

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

In Thousands	2016	2015	2014

Beginning balance	$1,086	$900	$1,104
Additions	1,758	159	251
Deductions	(1,934)	27	(455)
Ending balance	$910	$1,086	$900

Customer Allowances

Customer allowances are common practice in the industries in which the Company operates. These agreements are typically in the form of advertising subsidies, volume rebates and catalog allowances and are accounted for as a reduction to gross sales. The Company reviews such allowances on an ongoing basis and accruals are adjusted, if necessary, as additional information becomes available. Changes in customer allowances for advertising subsidies, volume rebates and catalog allowances were as follows:

In Thousands	2016	2015	2014

Beginning balance	$2,151	$2,155	$2,494
Additions	5,778	5,312	4,747
Deductions	(5,152)	(5,316)	(5,086)
Ending balance	$2,777	$2,151	$2,155

Note 3 —	Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands	2016	2015

Employee compensation	$2,590	$3,341
Customer related allowances and accruals	5,749	5,263
Other accrued items	4,453	5,570
	$12,792	$14,174

Note 4 —	Operating Leases

The Company leases warehouse and office space under non-cancelable operating leases that expire at various dates through 2020. Terms of the leases, including renewals, taxes, utilities, and maintenance, vary by lease. Total rental expense included in the results of operations relating to all leases was $0.9 million in 2016, $0.9 million in 2015, and $0.7 million in 2014.

At December 31, 2016, minimum rental payments under non-cancelable leases with terms of more than one year were as follows:

In Thousands	Amount

2017	$464
2018	282
2019	254
2020	84
Thereafter	—
$1,084

Note 5 —	Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

	2016		2015
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$24,515	$23,068	$24,220	$22,061
Non-compete agreements	2,749	2,377	2,749	2,192
Customer list	13,703	2,247	9,073	1,112
Trademarks	7,703	121	6,313	122
	$48,670	$27,813	$42,355	$25,487

Amortization expense was $2.3 million, $2.9 million and $2.6 million for 2016, 2015 and 2014, respectively.

Estimated future amortization expense is summarized in the following table:

In Thousands	2017	2018	2019	2020	2021	Thereafter

Sporting Goods	$1,551	$1,349	$1,249	$1,205	$1,158	$6,763

All goodwill is allocated to the operating segment of the business. The changes in the carrying amount of goodwill were:

In Thousands	Sporting Goods

Balance at December 27, 2014	$14,875
Acquisitions	5,172
Balance at December 26, 2015	$20,047
Acquisition	1,409
Balance at December 31, 2016	$21,456

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

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment, snow sleds and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective year-end for balance sheet amounts and using average exchange rates for income statement amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the years ended 2016 and 2015 are addbacks of $9.8 million and $10.4 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $13.7 million offset by the related cumulative tax effect of $3.9 million as of December 31, 2016 and cumulative goodwill adjustments of $14.6 million offset by the related cumulative tax effect of $4.2 million as of December 26, 2015. The income statement impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the years ended December 31, 2016, December 26, 2015, and December 27, 2014 are to increase total Stiga net income by approximately zero, $0.1 million, and $0.3 million, respectively. The Company’s 50% portion of net income for Stiga for the years ended December 31, 2016, December 26, 2015, and December 27, 2014 are $1.7 million, $3.0 million, and $3.9 million, respectively. Additionally, for each of the years ended December 31, 2016, December 26, 2015 and December 27, 2014, the Company paid royalties to Stiga in the amount of $0.4 million.

In addition, the Company has a 50% interest in Neoteric Industries Inc. in Taiwan. The income and assets of Neoteric have no material impact on the Company’s financial reporting. The Company intends to divest its 50% interest in Neoteric Industries Inc. in Taiwan.

In accordance with Rule 4-08(g) of Regulation S-X, summarized financial information for Stiga Sports AB balance sheets as of December 31, 2016 and 2015, and statements of operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

In Thousands	2016	2015

Current assets	$28,322	$29,300
Non-current assets	9,379	9,908
Total assets	37,701	39,208

Current liabilities	4,847	5,222
Non-current liabilities	5,133	5,709
Total liabilities	9,980	10,931

Net assets	$27,721	$28,277

45

	2016	2015	2014

Net sales	$42,887	$45,688	$52,583
Gross profit	19,642	22,122	25,737
Net income	3,344	5,843	7,537

Note 7 —	Borrowings

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

The existing term loan principal amount was increased to $7.5 million and remains outstanding. The maturity date has been extended to January 21, 2021. As amended, the Company is required to repay the outstanding principal balance of the term loan, including all accrued and unpaid interest thereon, on January 21, 2021. The Company is required to make repayments of the principal balance of the term loan in equal installments of $313 thousand per calendar quarter, with interest accrued thereon. Principal amounts repaid in respect of the term loan may not be re-borrowed. The credit facility and term debt are secured by substantially all assets of the Company.

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

On November 13, 2013, the Company entered into the First Amendment to its First Amended and Restated Credit Agreement dated August 27, 2013 with its issuing bank, JPMorgan Chase Bank, N.A. (Chase). Under the terms of the First Amendment to the 2013 Restated Credit Agreement, the Lender increased by $9.0 million the amount available to the Company under its senior revolving credit facility in the maximum amount of now up to $31.0 million. The Company was required to repay the outstanding principal balance of the senior revolving credit facility, including all accrued and unpaid interest thereon, on the maturity date of August 27, 2016. The Company may prepay the senior revolving credit facility, in whole or in part, and reborrow prior to the maturity date.

The First Amendment to the 2013 Restated Credit Agreement also revised the definitions of “Fixed Charges” and “Fixed Charge Coverage Ratio” and expressly permitted the Company to complete its acquisition of certain assets of DMI Sports, Inc.

The Restated Credit Agreement allows Escalade to request the issuance of letters of credit of up to $5,000,000. Each loan, other than a Eurodollar Borrowing shall bear interest at the Alternate Base Rate plus the Applicable Base Rate. Loans comprising each Eurodollar Borrowing shall bear interest at the Adjusted LIBO Rate for the interest period in effect plus the Applicable Rate. Applicable Rate means the applicable rate per annum set forth below, based upon Escalade’s Funded Debt to Adjusted Ratio as of the most recent determination date:

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

During the first quarter 2013, the Company entered into a seller-financed agreement for the purchase of its formerly leased real estate in Mexico. The agreement required sixteen quarterly installments of $156 thousand with a maturity date of November 30, 2016. The outstanding principal balance as of December 31, 2016 was zero.

Short-Term Debt

Short-term debt at fiscal year-ends was as follows:

In Thousands	2016	2015

Note payable for deferred purchase price obligation	$—	$200

Short-term debt reclassified from long-term debt	1,250	1,610
	$1,250	$1,810

The weighted average interest rate on short-term debt outstanding at December 31, 2016 and December 26, 2015 was 2.56% and 2.45%, respectively.

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:

In Thousands	2016	2015

Senior secured revolving credit facility of $35.0 million with a maturity of January 21, 2019. The interest rate at December 31, 2016 was 2.37%.	$19,189	$19,776

Term loan of $7.5 million with a maturity date of January 21, 2021. The interest rate at December 31, 2016, was 2.56%.	6,250	2,750

Seller-financed agreement for real estate in Mexico. The agreement requires sixteen quarterly installments of $156 thousand each with a maturity date of November 30, 2016. This agreement has an interest rate of zero percent and is secured by the financed real estate in Mexico.	—	610

	25,439	23,136
Portion classified as short-term debt	(1,250)	(1,610)
	$24,189	$21,526

Maturities of long-term debt outstanding at December 31, 2016 are as follows: $1.3 million in 2017, $1.2 million in 2018, $20.4 million in 2019, $1.2 million in 2020 and $1.3 million in 2021.

Note 8 —	Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

In Thousands	2016	2015	2014

Weighted average common shares outstanding	14,264	14,088	13,853
Dilutive effect of stock options and restricted stock units	53	150	214
Weighted average common shares outstanding, assuming dilution	14,317	14,238	14,067

Number of anti-dilutive stock options and unvested restricted stock units	49	4	—

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 9 —	Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for non-union employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $626 thousand, $600 thousand and $532 thousand for 2016, 2015 and 2014, respectively.

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

Restricted Stock Units

In 2016, the Company awarded 13,250 restricted stock units to directors and 34,000 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2016 restricted stock units awarded to employees vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company and that the performance criteria related to the market price of the Company’s stock is satisfied. The criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.11 per share by the Company during such four year period.

A summary of restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested stock units as of December 27, 2014	50,000	10.49
Vested but unsettled	(4,500)
Outstanding non-vested restricted stock units as of December 27, 2014	45,500	10.49
Granted	52,450	13.91
Vested	(21,175)	11.65
Forfeited	(875)	11.63
Non-vested stock units as of December 26, 2015	75,900	$12.52
Granted	47,250	11.13
Vested	(16,003)	12.28
Forfeited	(24,800)	12.05
Non-vested stock units as of December 31, 2016	82,347	$11.91

When vesting is dependent on certain market criteria, the fair value of restricted stock units is determined by the use of Monte Carlo techniques. The market price of the Company’s stock on the grant date is used to value restricted stock units where vesting is not contingent on market criteria. In 2016, 2015, and 2014 the Company recognized $342 thousand, $542, and $191 thousand respectively in compensation expense related to restricted stock units and as of December 31, 2016 and December 26, 2015, there was $397 thousand and $512 respectively, of unrecognized compensation expense related to restricted stock units.

Stock Options

Total compensation expense recorded in the statements of operations for 2016, 2015 and 2014 relating to stock options was $56 thousand, $177 thousand and $525 thousand, respectively. As of December 31, 2016, there were $44 thousand of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.7 years.

During 2016, the Company awarded 20,000 stock options to an employee. The stock options awarded will vest over five years (one-third three years from the grant date, one-third four years from the grant date and one-third five years from the grant date). The stock options have an exercise price 15% higher than the closing price of a share of Escalade common stock on the grant date and are subject to forfeiture if on the vesting date the employee is no longer employed. No stock options were awarded during 2015. No stock options were awarded to directors during 2016. During 2014, the Company awarded 25,000 stock options to directors. The stock options awarded to directors vest at the end of one year and have an exercise price equal to the market price on the date of grant. Director stock options are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. No stock options were awarded to employees during 2014.

The following table summarizes option activity for each of the three years ended 2016:

	Incentive Stock Options		Director Stock Options
	Granted	Outstanding	Granted	Outstanding

2016	20,000	57,375	—	15,000
2015	—	172,625	—	15,000
2014	—	284,375	25,000	60,000

The fair value of each option grant award is estimated on the grant date using the Black-Scholes-Merton option valuation model using the following assumptions:

	2016	2015	2014

Risk-free interest rates	1.06%	—	0.68%
Dividend yields	2.73%	—	4.23%
Volatility factors of expected market price of common stock	35.60%	—	35.86%
Weighted average expected life of the options	1-5 years	—	1-4 years

The following table summarizes stock option transactions for the three years ended 2016:

	2016		2015		2014
	Shares	Option Price	Shares	Option Price	Shares	Option Price

Outstanding at beginning of year	187,625	$5.28 to $11.86	344,375	$2.56 to $11.86	639,950	$0.64 to $6.07

Issued during year	20,000	$14.39	—	—	25,000	$11.86

Canceled or expired	(39,250)		(500)		(19,000)

Exercised during year	(96,000)	$5.28 to $6.07	(156,250)	$2.56 to $11.86	(301,575)	$0.64 to $6.07

Outstanding at end of year	72,375	$5.28 to $14.39	187,625	$5.28 to $11.86	344,375	$2.56 to $11.86

Exercisable at end of year	41,125		133,250		158,875

Weighted-average fair value of options granted during the year	$2.52		—		$3.06

The total intrinsic value of options exercised was $0.7 million, $1.6 million and $2.7 million for 2016, 2015 and 2014, respectively.

The following table summarizes information about stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

$5.28 - $5.66	12,750	0.3 years	$5.40	12,750	$5.40
$5.85 - $6.06	24,625	1.2 years	$5.85	13,375	$5.85
$11.86	15,000	2.2 years	$11.86	15,000	$11.86
$14.39	20,000	5.2 years	$14.39	—	$14.39
	72,375			41,125

During the year ended December 31, 2016, the following activity occurred under the Company’s stock option plan:

	Number of Options	Weighted Average Grant Date Fair Value

Nonvested balance, beginning of year	54,375	$2.60
Granted	20,000	$2.52
Vested	(38,875)	$2.76
Forfeited	(4,250)	$2.21
Nonvested balance, end of year	31,250	$2.41

Note 11 —	Discontinued Operations

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

The results of operations presented as discontinued operations are summarized below.

	Years Ended
All Amounts in Thousands	December 31, 2016	December 26, 2015	December 27, 2014

Net sales	$—	$—	$20,865

Cost of products sold	—	—	13,813
Selling, administrative and general expenses	—	—	7,535
Interest expense	—	—	98
Other expense	—	—	30

Loss Before Income Taxes	—	—	(611)

Discontinued Operations
Loss on classification as held for sale	—	—	(12,945)
Gain on disposal	—	—	5,929
Provision (benefit) for income taxes	—	—	(6,099)
Net Loss from Discontinued Operations	$—	$—	$(1,528)

Note 12 —	Other Comprehensive Loss

The components of other comprehensive loss were as follows:

In Thousands	2016	2015	2014
Change in foreign currency translation adjustment before reclassifications	$(1,102)	$(1,214)	$(4,318)
Amounts reclassified from comprehensive income due to divesture			$(2,565)

The components of accumulated other comprehensive loss, net of tax, were as follows:

In Thousands	2016	2015	2014
Foreign currency translation adjustment	$(4,280)	$(3,178)	$(1,964)

Note 13 —	Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands	2016	2015	2014

Income (loss) before taxes:
United States of America (USA)	$15,542	$15,674	$5,001
Non USA	—	—	7,155
	$15,542	$15,674	$12,156
Provision for taxes:
Current
Federal	$4,060	$1,670	$3
State	363	237	306
International	—	—	566
	4,423	1,907	875
Deferred
Federal	1,453	1,909	(667)
State	(1,827)	252	131
International	—	—	—
	(374)	2,161	(536)
	$4,049	$4,068	$339

Continuing Operations	$4,049	$4,068	$6,438
Discontinued Operations	—	—	(6,099)
	$4,049	$4,068	$339

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands	2016	2015	2014

Income tax at statutory rate	$5,439	$5,486	$4,255
Increase (decrease) in income tax resulting from
State tax expense, net of federal effect	194	318	291
Federal true-ups	8	(38)	55
Federal tax credits	(189)	(802)	(568)
Effect of foreign tax rates	(443)	(474)	(1,107)
Valuation allowances (state and foreign)	19	—	(1,406)
Captive insurance earnings	311	(361)	(398)
Incentive stock options	20	57	155
Deferred state rate adjustments	(1,194)	—	—
Foreign exchange gain on sale of Information Security	—	—	(898)
Other	(116)	(118)	(40)
Recorded provision for income taxes	$4,049	$4,068	$339

The provision for income taxes was computed based on financial statement income. In accordance with FASB ASC 740, the Company does not have any uncertain tax positions as of and for the years ended December 31, 2016 and December 26, 2015.

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company is subject to future examinations by federal, state and other tax authorities for all years after 2012.

The components of the net deferred tax liabilities are as follows:

In Thousands	2016	2015
Assets
Employee benefits	$39	$100
Valuation reserves	1,782	1,897
Property and equipment	(129)	259
Stock based compensation	224	268
Federal and state credits	287	259
Net operating loss carry forward	—	29
Total assets	2,203	2,812

Liabilities
Unrealized equity investment income	(2,025)	(3,192)
Goodwill and intangible assets	(4,697)	(4,720)
Prepaid insurance	(228)	(122)
Total liabilities	(6,950)	(8,034)

Valuation Allowance
Beginning balance	(435)	(435)
Decrease during period	24	—
Ending balance	(411)	(435)
	$(5,158)	$(5,657)

Deferred tax assets (liabilities) are included in the consolidated balance sheets as follows:

In Thousands	2016	2015
Deferred income tax asset - current	$1,283	$1,543
Deferred income tax asset (liability) – long-term	(6,441)	(7,200)
	$(5,158)	$(5,657)

The Company has utilized all state net operating losses during the year ended December 31, 2016.

Note 14 —	Operating Segment and Geographic Information

The following table presents certain operating segment information. The Information Security and Print Finishing segment has been classified as discontinued operations for all periods presented.

In Thousands	2016	2015	2014

Sporting Goods
Net revenue	$167,650	$155,542	$137,975
Operating income	16,445	16,070	18,194
Interest expense (income)	802	(50)	(17)
Provision for taxes	6,173	6,356	7,420
Net income	9,489	9,771	11,394
Identifiable assets	125,780	116,013	95,506
Depreciation & amortization	5,244	5,218	4,380
Capital expenditures	2,653	5,067	2,739

Discontinued Operations
Net revenue	—	—	20,865
Operating loss	—	—	(483)
Interest expense	—	—	98
Provision (benefit) for taxes	—	—	(6,099)
Net loss	—	—	(1,528)
Depreciation & amortization	—	—	373
Capital expenditures	—	—	246

All Other
Net revenue	—	—	—
Operating loss	(1,862)	(3,252)	(2,689)
Interest expense	32	520	465
Benefit for taxes	(2,124)	(2,288)	(982)
Net income	2,004	1,835	1,951
Identifiable assets	24,981	27,724	32,375
Non-marketable equity investments (equity method)	19,030	19,644	18,949
Depreciation & amortization	—	—	—
Capital expenditures	—	—	—

Total
Net revenue	167,650	155,542	158,840
Operating income	14,583	12,818	15,022
Interest expense	834	470	546
Provision for taxes	4,049	4,068	339
Net income	11,493	11,606	11,817
Identifiable assets	150,761	143,737	127,881
Non-marketable equity investments (equity method)	19,030	19,644	18,949
Depreciation & amortization	5,244	5,218	4,753
Capital expenditures	2,653	5,067	2,985

Each operating segment is individually managed and has separate financial results that are reviewed by the Company’s management. Each segment contains closely related products that are unique to the particular segment. There were no changes to the composition of segments in 2016. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

During 2016, 2015 and 2014 the Company had one customer which accounted for approximately 18%, 18% and 16%, respectively, of the Company’s total consolidated revenues. During 2016, the Company had another customer that accounted for approximately 13% of the Company’s consolidated revenues. No other customer accounted for 10% or more of consolidated total revenues.

As of December 31, 2016, the Company had approximately 22% and 20% of its total accounts receivable with two large customers. As of December 26, 2015, the Company had approximately 27% of its total accounts receivable with one customer.

As of December 31, 2016, approximately 28 employees of the Company's labor force were covered by a collective bargaining agreement that expires May 1, 2021.

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

Net sales are attributed to country based on location of customer and are for continuing operations. Net sales by geographic region/country were as follows:

In Thousands	2016	2015	2014

North America	$165,048	$152,890	$135,585
Europe	1,271	1,234	1,408
Other	1,331	1,418	982
	$167,650	$155,542	$137,975

Identified assets by geographic region/country were as follows:

In Thousands	2016	2015	2014

North America	$150,761	$143,737	$127,881
Europe	—	—	—
	$150,761	$143,737	$127,881

Note 15 —	Summary of Quarterly Results

In thousands, except per share data (unaudited)	March 19	July 9	October 1	December 31

2016
Net Sales	$34,568	$48,463	$38,793	$45,826
Operating Income	2,478	3,005	5,329	3,771
Net income	1,697	2,090	4,243	3,463

Basic Earnings Per Share Data:	$0.12	$0.15	$0.30	$0.24
Diluted Earnings Per Share Data:	$0.12	$0.15	$0.30	$0.24

In thousands, except per share data (unaudited)	March 21	July 11	October 3	December 26

2015
Net Sales	$33,419	$43,795	$34,584	$43,744
Operating Income	4,287	4,157	1,873	2,501
Net income	3,497	3,222	2,028	2,859

Basic Earnings Per Share Data:	$0.25	$0.23	$0.14	$0.20
Diluted Earnings Per Share Data:	$0.25	$0.23	$0.14	$0.20

Note 16 —	Acquisitions

All of the Company’s acquisitions have been accounted for using the purchase method of accounting.

2016

On January 21, 2016, the Company acquired substantially all of the business and assets of Triumph Sports USA, Inc.’s business, a brand known for its innovative lines of indoor and outdoor games. Of the $10.0 million purchase price for the acquisition, $9.5 million was paid in cash and the remaining $0.5 million was contingent upon the attainment of certain targets. The more significant assets acquired and liabilities assumed were comprised of receivables ($1.4 million), inventory ($1.4 million), prepaid and other assets ($0.1 million), accounts payable ($0.6 million), goodwill ($1.4 million) and other intangible assets ($6.3 million).

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

The consideration paid by the Company for these acquisitions was allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the assets acquired, net of the estimated fair value of the liabilities assumed, was recorded as goodwill. The allocation of the purchase price, including values assigned to assets, liabilities and the amount of goodwill and intangible assets are represented in the table below.

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

These acquisitions were not and would not have been material to the Company’s net sales, results of operations or total assets during the years ended December 31, 2016, December 26, 2015 and December 27, 2014, respectively. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro-forma results are not presented.

Note 17 —	Commitments and Contingencies

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

The Company has entered into various agreements whereby it is required to make royalty and license payments. At December 31, 2016, the Company had future estimated minimum non-cancelable royalty and license payments as follows:

In Thousands	Amount

2017	$465
2018	375
2019	—
2020	—
2021	—
Thereafter	—
$840

Note 18 —	Fair Values of Financial Instruments

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 at December 31, 2016 and December 26, 2015.

		Fair Value Measurements Using
2016 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,013	$1,013	$—	$—

Financial liabilities
Current portion of Long-term debt	$1,250	$—	$1,250	$—
Long-term debt	$24,189	$—	$24,189	$—

		Fair Value Measurements Using
2015 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,982	$1,982	$—	$—

Financial liabilities
Current portion of Long-term debt	$1,810	$—	$1,810	$—
Long-term debt	$21,526	$—	$21,526	$—

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:

/s/ David L. Fetherman	February 28, 2017
David L. Fetherman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard D. White	Chairman and Director	February 28, 2017
Richard D. White

/s/ Edward E. Williams	Director	February 28, 2017
Edward E. Williams

/s/ George Savitsky	Director	February 28, 2017
George Savitsky

/s/ Richard Baalmann, Jr.	Director	February 28, 2017
Richard Baalmann, Jr.

/s/ Walt P. Glazer, Jr.	Director	February 28, 2017
Walt P. Glazer, Jr.

/s/ Patrick Griffin	Director	February 28, 2017
Patrick Griffin

/s/ David L. Fetherman	Director and President and Chief	February 28, 2017
David L. Fetherman	Executive Officer (Principal Executive Officer)

/s/ Stephen R. Wawrin	Vice President and Chief Financial	February 28, 2017
Stephen R. Wawrin	Officer (Principal Financial and Accounting Officer)

