Form 10-Q
period 2017-03-25
ESCALADE INC
filed 2017-04-20
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 25, 2017 or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2017
Common, no par value	14,346,528

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	March 25, 2017	December 31, 2016	March 19, 2016
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,536	$1,013	$3,260
Receivables, less allowance of $1,154; $910; and $1,888; respectively	29,265	35,894	32,469
Inventories	37,194	33,802	37,377
Prepaid expenses	2,885	2,798	1,969
Deferred income tax benefit	—	1,283	1,598
Prepaid income tax	—	833	1,238
TOTAL CURRENT ASSETS	71,880	75,623	77,911

Property, plant and equipment, net	13,527	13,714	14,073
Intangible assets, net	20,912	20,857	22,396
Goodwill	21,548	21,456	21,456
Investments	17,358	19,030	19,315
Other assets	72	81	113
TOTAL ASSETS	$145,297	$150,761	$155,264

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$1,300	$1,250	$1,910
Trade accounts payable	6,562	4,376	6,470
Accrued liabilities	7,103	12,792	9,796
Income tax payable	105	—	—
TOTAL CURRENT LIABILITIES	15,070	18,418	18,176

Other Liabilities:
Long-term debt	23,000	24,189	32,138
Deferred income tax liability	5,026	6,441	7,200
TOTAL LIABILITIES	43,096	49,048	57,514

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 14,345,528; 14,304,959; and 14,254,972; shares respectively	14,346	14,305	14,255
Retained earnings	91,586	91,688	85,992
Accumulated other comprehensive loss	(3,731)	(4,280)	(2,497)
TOTAL STOCKHOLDERS' EQUITY	102,201	101,713	97,750
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$145,297	$150,761	$155,264

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Per Share Data	March 25, 2017	March 19, 2016

Net sales	$30,812	$34,568

Costs and Expenses
Cost of products sold	22,528	23,539
Selling, administrative and general expenses	5,930	7,763
Amortization	358	788

Operating Income	1,996	2,478

Other Income (Expense)
Interest expense	(167)	(164)
Equity in earnings (loss) of affiliates	(52)	49
Gain on bargain purchase	256	—
Other income	4	59

Income Before Income Taxes	2,037	2,422

Provision for Income Taxes	649	725

Net Income	$1,388	$1,697

Earnings Per Share Data:
Basic earnings per share	$0.10	$0.12
Diluted earnings per share	$0.10	$0.12

Dividends declared	$0.115	$0.110

See notes to Consolidated Condensed Financial Statements.

4

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Share Information	March 25, 2017	March 19, 2016

Net Income	$1,388	$1,697

Foreign currency translation adjustment	549	681

Comprehensive Income	$1,937	$2,378

All amounts are net of tax

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands	March 25, 2017	March 19, 2016

Operating Activities:
Net income	$1,388	$1,697
Depreciation and amortization	901	1,610
Gain on disposal of property and equipment	(4)	(154)
Stock-based compensation	114	107
Gain on bargain purchase	(256)	—
Dividends received from equity method investments	2,168	1,060
Adjustments necessary to reconcile net income to net cash provided by operating activities	1,558	(2,643)
Net cash provided by operating activities	5,869	1,677

Investing Activities:
Purchase of property and equipment	(197)	(546)
Acquisitions	(1,401)	(9,459)
Proceeds from sale of property and equipment	4	193
Net cash used by investing activities	(1,594)	(9,812)

Financing Activities:
Proceeds from issuance of long-term debt	13,954	24,315
Payments on long-term debt	(15,142)	(13,604)
Proceeds from exercise of stock options	86	353
Deferred financing fees	—	(83)
Cash dividends paid	(1,650)	(1,568)
Net cash provided by (used by) financing activities	(2,752)	9,413
Net increase in cash and cash equivalents	1,523	1,278
Cash and cash equivalents, beginning of period	1,013	1,982
Cash and cash equivalents, end of period	$2,536	$3,260

Supplemental Cash Flows Information
Dividends payable	$—	$2
Non-Cash Transactions
Note payable for deferred purchase price obligation	$50	$—

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for its annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 31, 2016 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2016 filed with the Securities and Exchange Commission.

Reclassifications – Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Note B – Seasonal Aspects

The results of operations for the three month periods ended March 25, 2017 and March 19, 2016 are not necessarily indicative of the results to be expected for the full year.

Note C – Inventories

In thousands	March 25, 2017	December 31, 2016	March 19, 2016

Raw materials	$4,206	$4,781	$4,408
Work in progress	4,068	3,671	4,964
Finished goods	28,920	25,350	28,005
	$37,194	$33,802	$37,377

Note D – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment, snow sleds, and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The goodwill for Stiga was fully amortized as of December 27, 2014. The effect on Stiga’s net assets resulting from the cumulative amortization of goodwill for the periods ended March 25, 2017 and March 19, 2016 are addbacks to Stiga’s consolidated financial information of $10.1 million and $10.8 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $14.1 million offset by the related cumulative tax effect of $4.0 million as of March 25, 2017 and cumulative goodwill adjustments of $15.1 million offset by the related cumulative tax effect of $4.3 million as of March 19, 2016. The Company’s 50% portion of net income (loss) for Stiga for the periods ended March 25, 2017 and March 19, 2016 was ($52) thousand and $49 thousand, respectively, and is included in equity in earnings (loss) of affiliates on the Company’s statements of operations.

Summarized financial information for Stiga Sports AB balance sheets as of March 25, 2017, December 31, 2016, and March 19, 2016 and statements of operations for the three months ended March 25, 2017 and March 19, 2016 is as follows:

In thousands	March 25, 2017	December 31, 2016	March 19, 2016

Current assets	$27,931	$28,322	$29,018
Non-current assets	9,539	9,379	10,244
Total assets	37,470	37,701	39,262

Current liabilities	3,642	4,847	3,857
Non-current liabilities	5,376	5,133	6,042
Total liabilities	9,018	9,980	9,899

Net assets	$28,452	$27,721	$29,363

	Three Months Ended
	March 25, 2017	March 19, 2016

Net sales	$5,125	$5,399
Gross profit	2,278	2,558
Net income (loss)	(105)	97

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

Long-term Debt

Fair values of long-term debt is estimated based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and determined through the use of a discounted cash flow model.

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at March 25, 2017, December 31, 2016 and March 19, 2016.

		Fair Value Measurements Using
March 25, 2017 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,536	$2,536	$—	$—

Financial liabilities
Current portion of long-term debt	$1,300	$—	$1,300	$—
Long-term debt	$23,000	$—	$23,000	$—

		Fair Value Measurements Using
December 31, 2016 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,013	$1,013	$—	$—

Financial liabilities
Current portion of long-term debt	$1,250	$—	$1,250	$—
Long-term debt	$24,189	$—	$24,189	$—

		Fair Value Measurements Using
March 19, 2016 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,260	$3,260	$—	$—

Financial liabilities
Current portion of long-term debt	$1,910	$—	$1,910	$—
Long-term debt	$32,138	$—	$32,138	$—

Note G – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the three months ended March 25, 2017, the Company awarded 14,250 restricted stock units to directors and 40,782 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2017 restricted stock units awarded to employees vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company and that the performance criteria related to the market price of the Company’s stock is satisfied. The criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.115 per share by the Company during such four year period. The Company utilizes the Monte Carlo technique to determine the fair value of restricted stock units granted for awards with market conditions.

For the three months ended March 25, 2017 and March 19, 2016, the Company recognized stock based compensation expense of $114 thousand and $107 thousand, respectively. At March 25, 2017 and March 19, 2016, respectively, there was $1.0 million and $1.0 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note H – Segment Information

	As of and for the Three Months Ended March 25, 2017
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$30,812	$—	$30,812
Operating income (loss)	2,359	(363)	1,996
Net income (loss)	1,561	(173)	1,388
Total assets	$125,023	$20,274	$145,297

	As of and for the Three Months Ended March 19, 2016
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$34,568	$—	$34,568
Operating income (loss)	3,189	(711)	2,478
Net income (loss)	1,862	(165)	1,697
Total assets	$128,209	$27,055	$155,264

Note I – Dividend Payment

On March 20, 2017, the Company paid a quarterly dividend of $0.115 per common share to all shareholders of record on March 13, 2017. The total amount of the dividend was approximately $1.6 million and was charged against retained earnings.

Note J – Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
In thousands	March 25, 2017	March 19, 2016

Weighted average common shares outstanding	14,317	14,200
Dilutive effect of stock options and restricted stock units	40	89
Weighted average common shares outstanding, assuming dilution	14,357	14,289

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2017 and 2016 were 84,200 and 55,200, respectively.

Note K – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 25, 2017, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance, or potential significance to the Company.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.

The new standard requires excess tax benefits and tax deficiencies to be recorded as income tax expense or benefit in the income statement and also requires a policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company has elected to account for forfeitures when they actually occur. The new guidance also requires cash paid by an employer when directly withholding shares for tax withholding purposes to be classified in the Consolidated Statement of Cash Flows as a financing activity, which is the classification currently used by the Company. Lastly, the guidance requires that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows. The Company elected to apply this provision using the prospective transition method. Adoption of this guidance did not impact the presentation of cash flows in the current period.

In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard on January 1, 2017 and has elected to apply the requirements prospectively. Comparative financial statements of prior periods have not been retrospectively adjusted. Adoption of this standard did not impact results of operations or cash flows in the current or previous reporting periods.

Note L – Commitments and Contingencies

The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

Note M – Acquisition

During the three months ended March 25, 2017, the Company acquired certain assets and liabilities through two acquisitions. These acquisitions, individually and in aggregate, were not and would not have been material to the Company’s net sales, results of operations or total assets during the three months ended March 25, 2017. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro-forma results are not presented.

Total consideration paid for the acquisitions was $1.5 million, of which $1.4 million was paid in cash and a note payable was recorded for the remaining $0.1 million. The consideration paid by the company for these acquisitions was allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition.

ASC 805 requires that when fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company has performed such assessment and has concluded that the values assigned appear to be reasonable. The following table summarizes the allocation of the purchase price for the acquisition that resulted in a bargain purchase:

In thousands
Accounts receivable, net	$852
Inventories, net	737
Other assets	64
Intangible assets	413
Total fair value of assets acquired	2,066
Total liabilities assumed	(563)
Net assets acquired	1,503
Total consideration paid	(1,101)
Gain before deferred income tax liability	402
Income tax liability – deferred	(146)
Gain on bargain purchase	$256

The Company has not yet finalized the purchase price or its final evaluation of the fair value of certain assets acquired. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of inventory, intangible assets, deferred income taxes and residual gain on bargain purchase. Any changes during the measurement period may have an impact on the allocation of the purchase price presented in the table above.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, Escalade’s ability to achieve its business objectives, especially with respect to its Sporting Goods business on which it has chosen to focus, Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures of non-core assets and businesses, the continuation and development of key customer and supplier relationships, the ability to successfully negotiate the shifting retail environment and changes in consumer buying habits, disruptions or delays in our supply chain, Escalade’s ability to control costs, general economic conditions, fluctuation in operating results, changes in foreign currency exchange rates, changes in the securities market, Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended
	March 25, 2017	March 19, 2016
Net revenue	100.0%	100.0%
Cost of products sold	73.1%	68.1%
Gross margin	26.9%	31.9%
Selling, administrative and general expenses	19.2%	22.4%
Amortization	1.2%	2.3%
Operating income	6.5%	7.2%

Revenue and Gross Margin

Sales decreased by 10.9% for the first three months of 2017, compared with the same period in the prior year. This decrease was due to retail bankruptcy liquidations, as well as going up against portable basketball pipeline fills from a year ago.

The overall gross margin percentage decreased to 26.9% for the first three months of 2017, compared to 31.9% for the same period in the prior year. This decrease was due primarily to increases in material prices as well as product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $5.9 million for the first three months in 2017 compared to $7.8 million for the same period in the prior year, a decrease of $1.8 million or 23.6%. SG&A as a percent of sales is 19.2% for the first three months in 2017 compared with 22.5% for the same period in the prior year. The decrease in SG&A is primarily due to one-time costs associated with bad debt expenses incurred related to The Sports Authority’s bankruptcy filing in 2016 and increased marketing and selling expenses related to new products introduced in 2016.

Provision for Income Taxes

The effective tax rate for the first three months of 2017 was 31.9% compared to 29.9% for the same period last year.

Financial Condition and Liquidity

Total debt at the end of the first three months of 2017 was $24.3 million, a decrease of $1.1 million from December 31, 2016. The following schedule summarizes the Company’s total debt:

In thousands	March 25, 2017	December 31, 2016	March 19, 2016

Current portion long-term debt	$1,300	$1,250	$1,910
Long term debt	23,000	24,189	32,138
Total	$24,300	$25,439	$34,048

As a percentage of stockholders’ equity, total debt was 23.8%, 25.0% and 34.8% at March 25, 2017, December 31, 2016, and March 19, 2016 respectively.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2017.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

None.

Item 1A.	RISK FACTORS.

Not required.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 12/31/2016 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
First quarter purchases:
1/1/2017–1/28/2017	None	None	No Change	No Change
1/29/2017-2/25/2017	None	None	No Change	No Change
2/26/2017-3/25/2017	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ESCALADE, INCORPORATED

Date: April 20, 2017	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)

