Form 10-Q
period 2017-07-15
ESCALADE INC
filed 2017-07-31
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 15, 2017 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2017
Common, no par value	14,364,586

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	July 15, 2017	December 31, 2016	July 9, 2016
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,280	$1,013	$3,263
Receivables, less allowance of $532; $910; and $453; respectively	32,236	35,894	33,385
Inventories	37,470	33,802	37,520
Prepaid expenses	3,043	2,798	2,094
Deferred income tax benefit	—	1,283	1,700
Prepaid income tax	773	833	1,139
TOTAL CURRENT ASSETS	75,802	75,623	79,101

Property, plant and equipment, net	13,910	13,714	14,256
Intangible assets, net	20,423	20,857	21,597
Goodwill	21,548	21,456	21,456
Investments	18,506	19,030	18,691
Other assets	60	81	100
TOTAL ASSETS	$150,249	$150,761	$155,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$1,300	$1,250	$1,605
Trade accounts payable	8,047	4,376	5,846
Accrued liabilities	9,227	12,792	10,312
TOTAL CURRENT LIABILITIES	18,574	18,418	17,763

Other Liabilities:
Long-term debt	22,386	24,189	32,431
Deferred income tax liability	5,216	6,441	7,200
TOTAL LIABILITIES	46,176	49,048	57,394

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 14,364,586; 14,304,959; and 14,271,209; shares respectively	14,365	14,305	14,271
Retained earnings	92,368	91,688	86,783
Accumulated other comprehensive loss	(2,660)	(4,280)	(3,247)
TOTAL STOCKHOLDERS' EQUITY	104,073	101,713	97,807
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$150,249	$150,761	$155,201

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
All Amounts in Thousands Except Per Share Data	July 15, 2017	July 9, 2016	July 15, 2017	July 9, 2016

Net sales	$52,393	$48,463	$83,205	$83,031

Costs and Expenses
Cost of products sold	39,315	35,749	61,843	59,288
Selling, administrative and general expenses	9,257	8,910	15,187	16,673
Amortization	489	799	847	1,587

Operating Income	3,332	3,005	5,328	5,483

Other Income (Expense)
Interest expense	(234)	(256)	(401)	(420)
Equity in earnings of affiliates	76	127	24	176
Gain on bargain purchase	—	—	256	—
Other income (expense)	(47)	74	(43)	133

Income Before Income Taxes	3,127	2,950	5,164	5,372

Provision for Income Taxes	1,031	860	1,680	1,585

Net Income	$2,096	$2,090	$3,484	$3,787

Earnings Per Share Data:
Basic earnings per share	$0.15	$0.15	$0.24	$0.27
Diluted earnings per share	$0.15	$0.15	$0.24	$0.26

Dividends declared	$0.115	$0.11	$0.23	$0.22

See notes to Consolidated Condensed Financial Statements.

4

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
All Amounts in Thousands	July 15, 2017	July 9, 2016	July 15, 2017	July 9, 2016

Net Income	$2,096	$2,090	$3,484	$3,787

Foreign currency translation adjustment	1,071	(750)	1,620	(69)

Comprehensive Income	$3,167	$1,340	$5,104	$3,718

All amounts are net of tax

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
All Amounts in Thousands	July 15, 2017	July 9, 2016

Operating Activities:
Net income	$3,484	$3,787
Depreciation and amortization	2,192	3,498
Gain on disposal of property and equipment	(4)	(154)
Stock-based compensation	288	243
Gain on bargain purchase	(256)	—
Dividends received from equity method investments	2,168	1,060
Adjustments necessary to reconcile net income to net cash provided by operating activities	1,009	(4,053)
Net cash provided by operating activities	8,881	4,381

Investing Activities:
Purchase of property and equipment	(1,382)	(1,817)
Acquisitions	(1,401)	(9,459)
Proceeds from sale of property and equipment	4	193
Net cash used by investing activities	(2,779)	(11,083)

Financing Activities:
Proceeds from issuance of long-term debt	29,400	40,036
Payments on long-term debt	(31,203)	(29,336)
Proceeds from exercise of stock options	118	364
Deferred financing fees	—	(83)
Cash dividends paid	(3,302)	(3,142)
Director stock compensation	152	144
Net cash provided by (used by) financing activities	(4,835)	7,983
Net increase in cash and cash equivalents	1,267	1,281
Cash and cash equivalents, beginning of period	1,013	1,982
Cash and cash equivalents, end of period	$2,280	$3,263

Supplemental Cash Flows Information
Dividends payable	$—	$6
Non-Cash Transactions
Note payable for deferred purchase price obligation	$50	$—

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

Note B - Seasonal Aspects

The results of operations for the three and six month periods ended July 15, 2017 and July 9, 2016 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	July 15, 2017	December 31, 2016	July 9, 2016

Raw materials	$4,356	$4,781	$4,858
Work in progress	4,134	3,671	4,690
Finished goods	28,980	25,350	27,972
	$37,470	$33,802	$37,520

Note D – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment, snow sleds, and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The goodwill for Stiga was fully amortized as of December 27, 2014. The effect on Stiga’s net assets resulting from the cumulative amortization of goodwill for the periods ended July 15, 2017 and July 9, 2016 are addbacks to Stiga’s consolidated financial information of $10.8 million and $10.4 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $15.1 million offset by the related cumulative tax effect of $4.3 million as of July 15, 2017 and cumulative goodwill adjustments of $14.5 million offset by the related cumulative tax effect of $4.1 million as of July 9, 2016. The Company’s 50% portion of net income for Stiga, included in equity in earnings of affiliates on the Company’s statements of operations, for the three and six month periods ended July 15, 2017 and July 9, 2016 is as follows:

	Three Months Ended		Six Months Ended
In thousands	July 15, 2017	July 9, 2016	July 15, 2017	July 9, 2016

Equity in earnings of affiliates	$76	$127	$24	$176

Summarized financial information for Stiga Sports AB balance sheets as of July 15, 2017, December 31, 2016, and July 9, 2016 and statements of operations for the three month and six month periods ended July 15, 2017 and July 9, 2016 is as follows:

In thousands	July 15, 2017	December 31, 2016	July 9, 2016

Current assets	$26,058	$28,322	$24,963
Non-current assets	10,451	9,379	9,860
Total assets	36,509	37,701	34,823

Current liabilities	5,755	4,847	3,013
Non-current liabilities	5,535	5,133	5,673
Total liabilities	11,290	9,980	8,686

Net assets	$25,219	$27,721	$26,137

	Three Months Ended		Six Months Ended
In thousands	July 15, 2017	July 9, 2016	July 15, 2017	July 9, 2016

Net sales	$11,172	$11,127	$16,297	$16,526
Gross profit	5,434	5,185	7,712	7,743
Net income	154	255	49	352

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at July 15, 2017, December 31, 2016 and July 9, 2016.

		Fair Value Measurements Using
July 15, 2017 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,280	$2,280	$—	$—

Financial liabilities
Current portion of long-term debt	$1,300	$—	$1,300	$—
Long-term debt	$22,386	$—	$22,386	$—

		Fair Value Measurements Using
December 31, 2016 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,013	$1,013	$—	$—

Financial liabilities
Current portion of long-term debt	$1,250	$—	$1,250	$—
Long-term debt	$24,189	$—	$24,189	$—

		Fair Value Measurements Using
July 9, 2016 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,263	$3,263	$—	$—

Financial liabilities
Current portion of long-term debt	$1,605	$—	$1,605	$—
Long-term debt	$32,431	$—	$32,431	$—

Note G – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the six months ended July 15, 2017 and pursuant to the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 12,683 shares of common stock. During the six months ended July 15, 2017, the Company awarded 14,250 restricted stock units to directors and 40,782 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2017 restricted stock units awarded to employees vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company and that the performance criteria related to the market price of the Company’s stock is satisfied. The criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.115 per share by the Company during such four year period. The Company utilizes the Monte Carlo technique to determine the fair value of restricted stock units granted for awards with market conditions.

For the three and six month periods ended July 15, 2017, including expense associated with issuing certain directors stock in lieu of cash for certain director fees, the Company recognized stock based compensation expense of $326 thousand and $440 thousand, respectively, compared to stock based compensation expense of $280 thousand and $387 thousand for the same periods in the prior year. At July 15, 2017 and July 9, 2016, respectively, there was $0.8 million and $0.8 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note H - Segment Information

	For the Three Months Ended July 15, 2017
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$52,393	$—	$52,393
Operating income (loss)	3,810	(478)	3,332
Net income (loss)	2,239	(143)	2,096

	As of and for the Six Months Ended July 15, 2017
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$83,205	$—	$83,205
Operating income (loss)	6,169	(841)	5,328
Net income (loss)	3,801	(317)	3,484
Total assets	$127,999	$22,250	$150,249

	For the Three Months Ended July 9, 2016
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$48,463	$—	$48,463
Operating income (loss)	3,801	(796)	3,005
Net income (loss)	2,128	(38)	2,090

	As of and for the Six Months Ended July 9, 2016
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$83,031	$—	$83,031
Operating income (loss)	6,990	(1,507)	5,483
Net income (loss)	3,990	(203)	3,787
Total assets	$128,809	$26,392	$155,201

Note I – Dividend Payment

On June 15, 2017, the Company paid a quarterly dividend of $0.115 per common share to all shareholders of record on June 8, 2017. The total amount of the dividend was approximately $1.7 million and was charged against retained earnings.

On March 20, 2017, the Company paid a quarterly dividend of $0.115 per common share to all shareholders of record on March 13, 2017. The total amount of the dividend was approximately $1.6 million and was charged against retained earnings.

Note J - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
In thousands	July 15, 2017	July 9, 2016	July 15, 2017	July 9, 2016

Weighted average common shares outstanding	14,354	14,265	14,338	14,237
Dilutive effect of stock options and restricted stock units	30	74	31	81
Weighted average common shares outstanding, assuming dilution	14,384	14,339	14,369	14,318

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2017 and 2016 were 83,600 and 68,700, respectively.

Note K – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six month periods ended July 15, 2017, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance, or potential significance to the Company.

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

Note M – Acquisition

During the six months ended July 15, 2017, the Company acquired certain assets and liabilities through two acquisitions. These acquisitions, individually and in aggregate, were not and would not have been material to the Company’s net sales, results of operations or total assets during the three and six month periods ended July 15, 2017. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro-forma results are not presented.

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

During the three month period ended July 15, 2017, the Company finalized the purchase price and its final evaluation of the fair value of certain assets acquired. Final resolution of purchase price allocations did not result in any changes to amounts as previously reported.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, Escalade’s ability to achieve its business objectives, especially with respect to its Sporting Goods business on which it has chosen to focus, Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures of non-core assets and businesses, the continuation and development of key customer, supplier, licensing and other business relationships, the ability to successfully negotiate the shifting retail environment and changes in consumer buying habits, disruptions or delays in our supply chain, Escalade’s ability to control costs, general economic conditions, fluctuation in operating results, changes in foreign currency exchange rates, changes in the securities market, Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 15, 2017	July 9, 2016	July 15, 2017	July 9, 2016
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.0%	73.8%	74.3%	71.4%
Gross margin	25.0%	26.2%	25.7%	28.6%
Selling, administrative and general expenses	17.7%	18.4%	18.3%	20.1%
Amortization	0.9%	1.6%	1.0%	1.9%
Operating income	6.4%	6.2%	6.4%	6.6%

Revenue and Gross Margin

Sales increased by 8.1% for the second quarter of 2017, compared with the same period in the prior year largely as a result of growth in our fitness and basketball product categories. For the first half of 2017, sales were slightly up by 0.2% compared to prior year.

The overall gross margin percentage decreased to 25.0% for the second quarter of 2017, compared to 26.2% for 2016. Gross margin percentage decreased to 25.7% for the first six months of 2017, compared to 28.6% for the same period in the prior year. Gross margin in 2017 was negatively impacted by our archery category as we transition our crossbow product line to remain focused on providing the right product to the consumer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $9.3 million for the second quarter of 2017 compared to $8.9 million for the same period in the prior year, an increase of $0.4 million or 3.9%. SG&A as a percent of sales is 17.7% for the second quarter of 2017 compared with 18.4% for the same period in the prior year. For the first half of 2017, SG&A were $15.2 million compared to $16.7 million for the same period in 2016, a reduction of $1.5 million or 8.9%. As a percent of sales, SG&A is 18.3% for the first half of 2017 compared with 20.1% for the same period in the prior year.

Provision for Income Taxes

The effective tax rate for the first half of 2017 was 32.5% compared to 29.5% for the same period last year. The effective tax rate for prior year is lower than 2017 primarily due to benefits from the captive insurance.

Financial Condition and Liquidity

Total debt at the end of the first half of 2017 was $23.7 million, a decrease of $1.8 million from December 31, 2016. The following schedule summarizes the Company’s total debt:

In thousands	July 15, 2017	December 31, 2016	July 9, 2016

Current portion long-term debt	$1,300	$1,250	$1,605
Long term debt	22,386	24,189	32,431
Total	$23,686	$25,439	$34,036

As a percentage of stockholders’ equity, total debt was 22.8%, 25.0% and 34.8% at July 15, 2017, December 31, 2016, and July 9, 2016 respectively.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2017.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 3/25/2017 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
Second quarter purchases:
3/26/2017–4/22/2017	None	None	No Change	No Change
4/23/2017-5/20/2017	None	None	No Change	No Change
5/21/2017-6/17/2017	None	None	No Change	No Change
6/18/2017-7/15/2017	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

Number	Description
3.1	Articles of Incorporation of Escalade, Incorporated. Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q.

3.2	Amended By-laws of Escalade, Incorporated, as amended April 22, 2014. Incorporated by reference from the Company’s 2014 First Quarter Report on Form 10-Q.

10.1	Escalade, Incorporated 2017 Incentive Plan, incorporated herein by reference from Annex 1 to the Company’s 2017 Definitive Proxy Statement.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date:	July 31, 2017	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)

