Form 10-Q
period 2017-10-07
ESCALADE INC
filed 2017-11-02
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 7, 2017 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a	Smaller reporting company ☐
smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common, no par value	14,370,586

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	October 7, 2017	December 31, 2016	October 1, 2016
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,646	$1,013	$4,306
Receivables, less allowance of $570; $910; and $554; respectively	34,774	35,894	37,034
Inventories	42,392	33,802	42,936
Prepaid expenses	3,478	2,798	2,401
Deferred income tax benefit	—	1,283	1,553
Prepaid income tax	520	833	952
Other current assets	—	—	395
TOTAL CURRENT ASSETS	82,810	75,623	89,577

Property, plant and equipment, net	14,215	13,714	13,665
Intangible assets, net	20,058	20,857	21,221
Goodwill	21,548	21,456	21,456
Investments	19,565	19,030	19,268
Other assets	51	81	91
TOTAL ASSETS	$158,247	$150,761	$165,278

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$1,300	$1,250	$1,405
Trade accounts payable	9,935	4,376	9,726
Accrued liabilities	10,777	12,792	10,342
TOTAL CURRENT LIABILITIES	22,012	18,418	21,473

Other Liabilities:
Long-term debt	24,738	24,189	35,999
Deferred income tax liability	5,375	6,441	7,166
TOTAL LIABILITIES	52,125	49,048	64,638

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 14,370,586; 14,304,959; and 14,301,959; shares respectively	14,371	14,305	14,302
Retained earnings	93,967	91,688	89,582
Accumulated other comprehensive loss	(2,216)	(4,280)	(3,244)
TOTAL STOCKHOLDERS' EQUITY	106,122	101,713	100,640
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$158,247	$150,761	$165,278

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
All Amounts in Thousands Except Per Share Data	October 7, 2017	October 1, 2016	October 7, 2017	October 1, 2016

Net sales	$41,892	$38,793	$125,097	$121,824

Costs and Expenses
Cost of products sold	30,533	28,505	92,376	87,793
Selling, administrative and general expenses	6,866	4,583	22,053	21,256
Amortization	365	376	1,212	1,963

Operating Income	4,128	5,329	9,456	10,812

Other Income (Expense)
Interest expense	(200)	(211)	(601)	(631)
Equity in earnings of affiliates	615	573	639	749
Gain on bargain purchase	—	—	256	—
Other income (expense)	(6)	35	(49)	168

Income Before Income Taxes	4,537	5,726	9,701	11,098

Provision for Income Taxes	1,419	1,483	3,099	3,068

Net Income	$3,118	$4,243	$6,602	$8,030

Earnings Per Share Data:
Basic earnings per share	$0.22	$0.30	$0.46	$0.56
Diluted earnings per share	$0.22	$0.30	$0.46	$0.56

Dividends declared	$0.115	$0.11	$0.345	$0.33

See notes to Consolidated Condensed Financial Statements.

4

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	October 7, 2017	October 1, 2016	October 7, 2017	October 1, 2016

Net Income	$3,118	$4,243	$6,602	$8,030

Foreign currency translation adjustment	444	3	2,064	(66)

Comprehensive Income	$3,562	$4,246	$8,666	$7,964

All amounts are net of tax

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
All Amounts in Thousands	October 7, 2017	October 1, 2016

Operating Activities:
Net income	$6,602	$8,030
Depreciation and amortization	3,167	4,482
Gain on disposal of property and equipment	(4)	(2,112)
Stock-based compensation	391	230
Gain on bargain purchase	(256)	—
Dividends received from equity method investments	2,168	1,060
Adjustments necessary to reconcile net income to net cash provided by operating activities	(3,640)	(9,778)
Net cash provided by operating activities	8,428	1,912

Investing Activities:
Purchase of property and equipment	(2,298)	(2,206)
Acquisitions	(1,401)	(9,659)
Proceeds from sale of property and equipment	4	2,523
Purchase of marketable securities	—	(395)
Net cash used by investing activities	(3,695)	(9,737)

Financing Activities:
Proceeds from issuance of long-term debt	44,495	54,076
Payments on long-term debt	(43,946)	(39,810)
Proceeds from exercise of stock options	153	531
Deferred financing fees	—	(83)
Cash dividends paid	(4,954)	(4,709)
Director stock compensation	152	144
Net cash provided by (used by) financing activities	(4,100)	10,149
Net increase in cash and cash equivalents	633	2,324
Cash and cash equivalents, beginning of period	1,013	1,982
Cash and cash equivalents, end of period	$1,646	$4,306

Non-Cash Transactions
Note payable for deferred purchase price obligation	$50	$—

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

Note B - Seasonal Aspects

The results of operations for the three and nine month periods ended October 7, 2017 and October 1, 2016 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	October 7, 2017	December 31, 2016	October 1, 2016

Raw materials	$4,049	$4,781	$5,467
Work in progress	3,660	3,671	5,093
Finished goods	34,683	25,350	32,376
	$42,392	$33,802	$42,936

Note D – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment, snow sleds, and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The goodwill for Stiga was fully amortized as of December 27, 2014. The effect on Stiga’s net assets resulting from the cumulative amortization of goodwill for the periods ended October 7, 2017 and October 1, 2016 are addbacks to Stiga’s consolidated financial information of $11.0 million and $10.4 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $15.4 million offset by the related cumulative tax effect of $4.4 million as of October 7, 2017 and cumulative goodwill adjustments of $14.6 million offset by the related cumulative tax effect of $4.2 million as of October 1, 2016. The Company’s 50% portion of net income for Stiga, included in equity in earnings of affiliates on the Company’s statements of operations, for the three and nine month periods ended October 7, 2017 and October 1, 2016 is as follows:

	Three Months Ended		Nine Months Ended
In thousands	October 7, 2017	October 1, 2016	October 7, 2017	October 1, 2016

Equity in earnings of affiliates	$615	$573	$639	$749

Summarized financial information for Stiga Sports AB balance sheets as of October 7, 2017, December 31, 2016, and October 1, 2016 and statements of operations for the three month and nine month periods ended October 7, 2017 and October 1, 2016 is as follows:

In thousands	October 7, 2017	December 31, 2016	October 1, 2016

Current assets	$33,874	$28,322	$28,857
Non-current assets	10,645	9,379	9,908
Total assets	44,519	37,701	38,765

Current liabilities	11,481	4,847	5,604
Non-current liabilities	5,556	5,133	5,583
Total liabilities	17,037	9,980	11,187

Net assets	$27,482	$27,721	$27,578

	Three Months Ended		Nine Months Ended
In thousands	October 7, 2017	October 1, 2016	October 7, 2017	October 1, 2016

Net sales	$13,036	$10,635	$29,333	$27,161
Gross profit	6,006	4,918	13,718	12,661
Net income	1,229	1,146	1,278	1,498

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at October 7, 2017, December 31, 2016 and October 1, 2016.

		Fair Value Measurements Using
October 7, 2017 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,646	$1,646	$—	$—

Financial liabilities
Current portion of long-term debt	$1,300	$—	$1,300	$—
Long-term debt	$24,738	$—	$24,738	$—

		Fair Value Measurements Using
December 31, 2016 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,013	$1,013	$—	$—

Financial liabilities
Current portion of long-term debt	$1,250	$—	$1,250	$—
Long-term debt	$24,189	$—	$24,189	$—

		Fair Value Measurements Using
October 1, 2016 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$4,306	$4,306	$—	$—
Marketable securities	$395	$395	$—	$—

Financial liabilities
Current portion of long-term debt	$1,405	$—	$1,405	$—
Long-term debt	$35,999	$—	$35,999	$—

Note G – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the nine months ended October 7, 2017 and pursuant to the 2007 Incentive Plan and the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 12,683 shares of common stock. During the nine months ended October 7, 2017, the Company awarded 14,250 restricted stock units to directors and 40,782 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2017 restricted stock units awarded to employees vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company and that the performance criteria related to the market price of the Company’s stock is satisfied. The criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.115 per share by the Company during such four year period. The Company utilizes the Monte Carlo technique to determine the fair value of restricted stock units granted for awards with market conditions.

For the three and nine month periods ended October 7, 2017, including expense associated with issuing certain directors stock in lieu of cash for certain director fees, the Company recognized stock based compensation expense of $103 thousand and $543 thousand, respectively, compared to stock based compensation expense of ($13) thousand and $374 thousand for the same periods in the prior year. At October 7, 2017 and October 1, 2016, respectively, there was $0.6 million and $0.6 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note H - Segment Information

	For the Three Months Ended October 7, 2017
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$41,892	$—	$41,892
Operating income (loss)	5,046	(918)	4,128
Net income	3,034	84	3,118

	As of and for the Nine Months Ended October 7, 2017
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$125,097	$—	$125,097
Operating income (loss)	11,215	(1,759)	9,456
Net income (loss)	6,835	(233)	6,602
Total assets	$135,574	$22,673	$158,247

	For the Three Months Ended October 1, 2016
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$38,793	$—	$38,793
Operating income	4,334	995	5,329
Net income	2,502	1,741	4,243

	As of and for the Nine Months Ended October 1, 2016
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$121,824	$—	$121,824
Operating income (loss)	11,324	(512)	10,812
Net income	6,492	1,538	8,030
Total assets	$137,747	$27,531	$165,278

Note I – Dividend Payment

On September 18, 2017, the Company paid a quarterly dividend of $0.115 per common share to all shareholders of record on September 11, 2017. The total amount of the dividend was approximately $1.7 million and was charged against retained earnings.

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

Note J - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
In thousands	October 7, 2017	October 1, 2016	October 7, 2017	October 1, 2016

Weighted average common shares outstanding	14,367	14,289	14,347	14,253
Dilutive effect of stock options and restricted stock units	33	60	33	60
Weighted average common shares outstanding, assuming dilution	14,400	14,349	14,380	14,313

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2017 and 2016 were 77,600 and 64,000, respectively.

Note K – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine month periods ended October 7, 2017, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance, or potential significance to the Company.

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

Note M – Acquisition

During the nine months ended October 7, 2017, the Company acquired certain assets and liabilities through two acquisitions. These acquisitions, individually and in aggregate, were not and would not have been material to the Company’s net sales, results of operations or total assets during the three and nine month periods ended October 7, 2017. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro-forma results are not presented.

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

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, Escalade’s ability to achieve its business objectives, especially with respect to its Sporting Goods business on which it has chosen to focus, Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products, the continuation and development of key customer, supplier, licensing and other business relationships, the ability to successfully negotiate the shifting retail environment and changes in consumer buying habits, disruptions or delays in our supply chain, Escalade’s ability to control costs, general economic conditions, fluctuation in operating results, changes in foreign currency exchange rates, changes in the securities market, Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

To enhance growth opportunities, the Company has focused on promoting new product innovation and development and brand marketing. In addition, the Company has embarked on a strategy of acquiring companies or product lines that complement or expand the Company's existing product lines or provide expansion into new or emerging categories in sporting goods. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing Company structure. The Company also sometimes divests or discontinues certain operations, assets, brands, and products that do not perform to the Company's expectations or no longer fit with the Company's strategic objectives.

The Company is working to overcome the industry-wide downturn in the archery category, a reduction in contribution from our joint venture, Stiga Sports, AB, and bankruptcies that have plagued the retail industry. We believe these conditions have masked improvements in our other existing and acquired businesses. The Company’s balance sheet remains strong, as inventory levels and receivables are down for the third quarter of 2017, and long-term debt has decreased by 31.3% from the third quarter of 2016.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 7, 2017	October 1, 2016	October 7, 2017	October 1, 2016
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.9%	73.5%	73.8%	72.1%
Gross margin	27.1%	26.5%	26.2%	27.9%
Selling, administrative and general expenses	16.4%	11.8%	17.6%	17.4%
Amortization	0.9%	1.0%	1.0%	1.6%
Operating income	9.8%	13.7%	7.6%	8.9%

Revenue and Gross Margin

Sales increased by 8.0% for the third quarter of 2017, compared with the same period in the prior year driven by our core categories – Basketball, Table Tennis and Archery. For the nine months ended October 7, 2017, sales were up by 2.7% compared to the same period prior year.

The overall gross margin percentage increased to 27.1% for the third quarter of 2017, compared to 26.5% for 2016. Gross margin percentage decreased to 26.2% for the first nine months of 2017, compared to 27.9% for the same period in the prior year. Gross margin, for the quarter, was favorably impacted by product mix of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $6.9 million for the third quarter of 2017 compared to $4.6 million for the same period in the prior year, an increase of $2.3 million or 49.8%. SG&A as a percent of sales is 16.4% for the third quarter of 2017 compared with 11.8% for the same period in the prior year. In the third quarter of 2016, SG&A was favorably impacted by the recognition of a gain of approximately $1.9 million on the sale of our Wabash, IN land and building. One-time expenses of $0.4 million unfavorably impacted SG&A during the third quarter of 2016. The net gain of these one-time events recorded during the third quarter of 2016 was $1.5 million. For the first nine months of 2017, SG&A were $22.1 million compared to $21.3 million for the same period in 2016, an increase of $0.8 million or 3.7%. As a percent of sales, SG&A is 17.6% for the first nine months of 2017 compared with 17.4% for the same period in the prior year.

Provision for Income Taxes

The effective tax rate for the first nine months of 2017 was 31.9% compared to 27.6% for the same period last year. The effective tax rate for prior year is lower than 2017 primarily due to benefits from the captive insurance.

Financial Condition and Liquidity

Total debt at the end of the first nine months of 2017 was $26.0 million, an increase of $0.6 million from December 31, 2016. The following schedule summarizes the Company’s total debt:

In thousands	October 7, 2017	December 31, 2016	October 1, 2016

Current portion long-term debt	$1,300	$1,250	$1,405
Long term debt	24,738	24,189	35,999
Total	$26,038	$25,439	$37,404

As a percentage of stockholders’ equity, total debt was 24.5%, 25.0% and 37.2% at October 7, 2017, December 31, 2016, and October 1, 2016 respectively.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2017.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Shares purchases prior to 7/15/2017 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
Third quarter purchases:
7/16/2017–8/12/2017	None	None	No Change	No Change
8/13/2017-9/9/2017	None	None	No Change	No Change
9/10/2017-10/7/2017	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ESCALADE, INCORPORATED

Date:	November 2, 2017	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)

