Form 10-K
period 2017-12-30
ESCALADE INC
filed 2018-02-27
CIK 33488

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2017

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “Large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

Aggregate market value of common stock held by nonaffiliates of the registrant as of July 15, 2017 based on the closing sale price as reported on the NASDAQ Global Market: $136,361,562

The number of shares of Registrant's common stock (no par value) outstanding as of February 21, 2018: 14,373,836.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 16, 2018 are incorporated by reference into Part III of this Report.

Escalade, Incorporated and Subsidiaries

Part I

ITEM 1 — BUSINESS

General

Escalade, Incorporated (Escalade, the Company, we, us or our) operates in one business segment: Sporting Goods (Escalade Sports). Escalade and its predecessors have more than 80 years of manufacturing and selling experience in this industry.

The following table presents the percentages contributed to Escalade’s net sales by its business segments:

	2017	2016	2015
Sporting Goods	100%	100%	100%
Total Net Sales	100%	100%	100%

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

Product Category	Brand Names
Archery	Bear® Archery, Trophy Ridge®, Whisker Biscuit®, Cajun Bowfishing™, Karnage™, Fletcher™, Rocket®
Table Tennis	STIGA®, Ping-Pong®
Basketball Goals	Goalrilla™, Goaliath®, Silverback®, Hoopstar®, Goalsetter®
Trampoline	Vuly™
Play Systems	Woodplay®, Childlife®
Fitness	The STEP®, USWeight™, Lifeline®, Kettleworx®, Natural Fitness™, PER4M®
Game Tables (Hockey and Soccer)	Atomic®, American Legend®, Redline®, Triumph Sports™
Billiard Accessories	Mizerak®, Minnesota Fats®, Lucasi®, PureX®, Rage®, Players®
Darting	Unicorn®, Accudart®, Arachnid®, Nodor®, Winmau®
Outdoor Games	Zume Games®, Pickleball Now, Onix®, Viva Sol®, Triumph Sports™

During 2017, 2016 and 2015 the Company had one customer, Dick’s Sporting Goods, which accounted for approximately 17%, 18% and 18%, respectively, of the Company’s revenues. During 2017 and 2016, the Company had another customer, Amazon.com, Inc., that accounted for approximately 18% and 13%, respectively of the Company’s revenues.

As of December 30, 2017, the Company had approximately 22% and 25% of its total accounts receivable with Dick’s Sporting Goods and Amazon.com, Inc., respectively. As of December 31, 2016, the Company had approximately 22% and 20% of its total accounts receivable with Dick’s Sporting Goods and Amazon.com, Inc., respectively.

Escalade Sports manufactures in the USA and Mexico and imports product from Asia, where the Company utilizes a number of contract manufacturers.

Certain products produced by Escalade Sports are subject to regulation by the Consumer Product Safety Commission. The Company believes it is in material compliance with all applicable regulations.

Marketing and Product Development

The Company makes a substantial investment in product development and brand marketing to differentiate its product line from its competition. We conduct market research and development efforts to design products which satisfy existing and emerging consumer needs. On a consolidated basis, the Company incurred research and development costs of approximately $1.6 million, $1.5 million, and $1.5 million in 2017, 2016 and 2015, respectively. The Company markets directly to the consumer or end-user as well as through its retail partners in the form of advertising and other promotional allowances.

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

Licenses, Trademarks and Brand Names

The Company has an agreement and contract with STIGA Sports AB, a 50% owned joint venture, for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA® for North America. The Company also owns several registered trademarks and brand names including but not limited to Goalrilla™, Goalsetter®, Bear® Archery, Ping-Pong®, The Step®, Lifeline® and Woodplay®.

Backlog and Seasonality

Sales are based primarily on standard purchase orders and in most cases orders are shipped within the same month received. Unshipped orders at the end of the fiscal year (backlog) were not material and therefore are not an indicator of future results. Due to diversity in product categories, revenues have not been seasonal and are not expected to be so in the future.

Employees

The number of employees at December 30, 2017 and December 31, 2016 were as follows:

	2017	2016
Sporting Goods
USA	353	352
Mexico	131	126
Asia	17	14
Total	501	492

The I.U.E./C.W.A. (United Electrical Communication Workers of America, AFL-CIO) represents hourly rated employees at the Escalade Sports’ Evansville, Indiana distribution center. There were approximately 37 covered employees at December 30, 2017. A five year labor contract was negotiated and renewed in May 2016 and expires on May 1, 2021.

Sources of Supplies

Raw materials for Escalade's various product lines consist of, but are not limited to, wood, steel, aluminum, plastics, fiberglass and packaging. Escalade relies upon suppliers in various countries and upon various third party Asian manufacturers for many of its products. The Company believes that these sources will continue to provide adequate supplies as needed and that all other materials needed for the Company’s various operations are available in adequate quantities from a variety of domestic and foreign sources.

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

The market for sporting goods is highly fragmented and intensely competitive. A majority of the Company’s products are in markets that are experiencing low growth rates. Escalade competes with a variety of regional, national and international manufacturers for customers, employees, products, services and other important aspects of the business. The Company has historically sold a large percentage of its sporting goods products to mass merchandisers and has increasingly attempted to expand sales to specialty retailer and dealer markets and to on-line retailers. In addition to competition for sales into those distribution channels, vendors also must compete in sporting goods with large format sporting goods stores, traditional sporting goods stores and chains, warehouse clubs, discount stores and department stores. Competition from on-line retailers may also impact sales. Some of the current and potential competitors are larger than Escalade and have substantially greater financial resources that may be devoted to sourcing, promoting and selling their products, and may discount prices more heavily than the Company can afford.

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

The Company has two major customers, each of which accounted for more than ten percent of consolidated gross sales and more than ten percent of total accounts receivable. The Company also has several other large customers, none of which represent more than ten percent of consolidated gross sales, and historically has derived substantial revenues from these customers. Our customers continue to experience industry consolidation, which increases our risk that we may be unable to find sufficient alternative customers. The Company needs to continue to expand its customer base to minimize the effects of the loss of any single customer in the future. If sales to one or more of the large customers would be lost or materially reduced, there can be no assurance that the Company will be able to replace such revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Company has grown in the past through strategic acquisitions, and continues to make acquisitions in its Sporting Goods business. Our growth strategy also depends on our ability to grow our e-commerce business. Growth places additional demands on management and operational systems. If the Company is not successful in continuing to support operational and financial systems, expanding the management team and increasing and effectively managing customers and suppliers, growth may result in operational inefficiencies and ineffective management of the Company’s business, which could adversely affect its business and financial performance.

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

The expiration or termination of our material trademarks, brand names and licensing agreements could have a material adverse effect on the Company’s business.

The Company has invested substantial resources in developing and marketing the Company’s brands and products over many years. The expiration or termination of one or more of the Company’s material trademarks, patents or licensing agreements could result in the loss of such intellectual property. In such event, the Company may not be able to recoup its investments in, and continue to benefit from the affected brand names or products. The loss of such intellectual property and related rights could have a material adverse effect on the Company.

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

The Company relies on a suite of applications and third party software to receive and process customer orders and for the core of its manufacturing, distribution, and accounting systems. These systems, if not functioning properly, could disrupt its operations, including the Company’s ability to receive and ship orders and to process financial information or engage in similar normal business activities. Any material disruption, malfunction, cyber-attack or other similar problems in or with these systems could negatively impact our financial results and materially adversely affect our business operations.

Breaches of data or technology security could damage the Company’s reputation, cause the Company to incur additional expense, expose the Company to litigation, and adversely affect the Company’s business.

A breach of our data or technology security could result in an unauthorized transfer or release of Company proprietary, employee, customer and other Company related information, or the loss of valuable business data or technology, that could cause a disruption in our business. Hackers are increasingly sophisticated and operate large scale and complex cyber security attacks. In the event of such an attack, we may expend significant capital and other resources to protect against, respond to, and/or alleviate problems caused by a breach. Such an event could also result in unwanted negative media attention, damage to the Company’s reputation, damage to our customers, and result in lost sales and lawsuits. The Company also must comply with increasingly complex regulatory cyber security and privacy standards, which can be costly and negatively impact the Company’s profitability.

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

The potential effects of the 2017 U.S. tax reform legislation, as well as possible future tax law changes, on the Company are uncertain and could adversely impact the Company’s business operations or otherwise adversely affect the Company.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 U.S. Tax Reforms”) was signed into law. The 2017 U.S. Tax Reforms significantly change the U.S. federal income taxation of U.S. businesses and their owners. Many of the changes included in the 2017 U.S. Tax Reforms are effective immediately, without transition periods or grandfathering provisions. The details of the 2017 U.S. Tax Reforms may be unclear in various respects and could be subject to amendments, technical corrections, IRS interpretations, implementing rules and regulations, and litigation, any of which could increase or lessen the impact of such tax law changes. While some of the changes made in the 2017 U.S. Tax Reforms appear to benefit the Company in 2017 and future years, other changes may be adverse on a going forward basis. The Company intends to work with its tax and other advisors to determine the full impact that the U.S. 2017 Tax Reforms may have on the Company and to utilize the potential benefits that may be applicable to the Company, but there can be no assurances that the Company will be successful in doing so or that potential negative consequences might not outweigh the benefits.

The Company’s effective tax rate may fluctuate.

The Company is a multi-channel provider of sporting goods. As a result, the Company’s effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which the Company operates. In addition to the effects of the 2017 U.S. Tax Reforms, the effective tax rate may be lower or higher than its tax rates have been in the past due to numerous factors, including the sources of income, any agreement with taxing authorities in various jurisdictions, the tax filing positions taken in various jurisdictions and changes in the political environment in the jurisdictions in which the Company operates. The Company bases estimates of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to the Company and to estimates of the amount of business likely to be done in any given jurisdiction. The loss of one or more agreements with taxing jurisdictions, a change in the mix of business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws and any of the multiple jurisdictions in which the Company operates, or adverse outcomes from tax audits that the Company may be subject to in any of the jurisdictions in which the Company operates, could result in an unfavorable change in the effective tax rate which could have an adverse effect on the Company’s business and results of operations.

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

Our quarterly cash dividend is currently $0.115 per common share. The dividend program requires the use of a portion of our cash flow. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors (Board) may, at its discretion, increase or decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.

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

Among the chief uncertainties facing the nation and the world and, as a result, our business, is the instability and conflict in the Middle East and uncertainties regarding North Korea, Russia, China and other Asian and European countries. Obviously, no one can predict with certainty what the overall economic impact will be as a result of these circumstances. Terrorist attacks may cause damage or disruption to the Company, employees, facilities and customers, which could significantly impact net sales, costs and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war and hostility may cause greater uncertainty and cause business to suffer in ways the Company currently cannot predict.

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

Our assets and operations are subject to regulation and oversight by federal, state, and local regulatory authorities. Legislative changes, as well as regulatory actions taken by these agencies, have the potential to adversely affect our profitability. In addition, a certain degree of regulatory uncertainty is created by the U.S. political climate. It remains unclear specifically what the current presidential administration and Congress may do with respect to future policies and regulations that may affect us. Regulation affects many aspects of our business and extends to such matters as (i) federal, state, and local taxation; (ii) rates (which include tax, commodity, surcharges and fuel); (iii) the integrity, safety and security of facilities and operations; (iv) the acquisition of other businesses; (v) the acquisition, extension, disposition or abandonment of services or facilities; (vi) reporting and information requirements; and (vii) the maintenance of accounts and records.

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

Certain political developments in recent years have provided increased economic uncertainty. The United Kingdom's decision to exit the European Union and political conflicts in the U.S. both could result in economic and trade policy actions that would impact economic conditions in various countries, the cost of importing into the U.S. and the competitive landscape of our customers, suppliers and competitors.

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

Substantially all of our import operations are subject to customs and tax requirements as well as trade regulations, such as tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers' failure to comply with customs regulations or similar laws, could harm our business. In this regard, possible changes in U.S. policies and the potential effects of Brexit have introduced greater uncertainty with respect to future tax and trade regulations. Changes in tax policy or trade regulations, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on our business and results of operations.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

At December 30, 2017, the Company owned or operated from the following locations:

Location	Square Footage	Owned or Leased	Use

Evansville, Indiana, USA	523,000	Owned	Distribution; sales and marketing; engineering; administration
Rosarito, Mexico	174,700	Owned	Manufacturing and distribution
Olney, Illinois, USA	108,500	Leased	Manufacturing and distribution
Gainesville, Florida, USA	154,200	Owned	Manufacturing and distribution
Jacksonville, Florida, USA	31,800	Leased	Distribution; sales and marketing
Chicago, IL, USA	1,300	Leased	Sales and marketing; product management
Shanghai, China	3,225	Leased	Sales and sourcing

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

Part II

ITEM 5 — MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded under the symbol “ESCA” on the NASDAQ Global Market. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the NASDAQ Global Market:

Prices	High	Low

2017
Fourth quarter ended December 30, 2017	$14.00	$12.30
Third quarter ended October 7, 2017	13.90	11.85
Second quarter ended July 15, 2017	14.15	11.50
First quarter ended March 25, 2017	13.65	12.25
2016
Fourth quarter ended December 31, 2016	$14.45	$12.05
Third quarter ended October 1, 2016	12.78	9.82
Second quarter ended July 9, 2016	12.74	9.79
First quarter ended March 19, 2016	13.69	11.04

The closing market price on February 21, 2018 was $12.05 per share.

During 2013, the Company’s Board of Directors adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock. At the August 2014 meeting of the Board of Directors, the Company established the annual rate to be $0.40 per share, or $0.10 per share quarterly. At the April 2015 meeting of the Board of Directors, the Company increased the quarterly rate to $0.11 per share. At the February 2017 meeting of the Board of Directors, the Company increased the quarterly rate to $0.115 per share. Dividends issued/declared during 2016 and 2017 are as follows:

Record Date	Payment Date	Amount per Common Share
March 14, 2016	March 21, 2016	$0.11
June 10, 2016	June 17, 2016	$0.11
September 12, 2016	September 19, 2016	$0.11
December 12, 2016	December 19, 2016	$0.11
March 13, 2017	March 20, 2017	$0.115
June 8, 2017	June 15, 2017	$0.115
September 11, 2017	September 18, 2017	$0.115
December 11, 2017	December 18, 2017	$0.115

As of February 21, 2018, there were approximately 125 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock with that of the cumulative total return on the NASDAQ 100 and the NASDAQ US Benchmark TR Index for the five year period ended December 31, 2017. The following information is based on an investment of $100, on December 31, 2012, in the Company’s common stock, the NASDAQ 100 and the NASDAQ US Benchmark TR Index, with dividends reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	2012	2013	2014	2015	2016	2017
Escalade Common Stock	100	226	290	254	253	236
NASDAQ 100 (OMX)	100	137	163	179	192	256
NASDAQ US Benchmark TR Index (OMX)	100	133	150	151	170	207

The performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 10/7/2017 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939

Fourth quarter purchases:
10/8/2017 – 11/4/2017	None	None	None	No Change
11/5/2017 – 12/2/2017	None	None	None	No Change
12/3/2017 – 12/30/2017	None	None	None	No Change

Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ITEM 6 — SELECTED FINANCIAL DATA

(In thousands, except per share data)

At and For Years Ended	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013
Income Statement Data
Net sales	$177,333	$171,662	$159,463	$141,522	$136,146
Net income	14,061	11,493	11,606	11,817	9,805
Weighted-average shares	14,352	14,264	14,088	13,853	13,506
Per Share Data
Basic earnings per share	$0.98	$0.81	$0.82	$0.85	$0.73
Cash dividends	$0.46	$0.44	$0.43	$0.38	$0.34
Balance Sheet Data
Working capital	60,718	57,205	54,244	50,505	56,377
Total assets	156,105	150,761	143,737	127,881	141,974
Short-term debt	1,250	1,250	1,810	4,286	4,263
Long-term debt	21,871	24,189	21,526	16,860	23,946
Total stockholders' equity	111,670	101,713	96,480	89,779	87,955

Fiscal year 2017 reported increased sales in the Sporting Goods segment. Net income was positively impacted by the 2017 U.S. Tax Reforms that were signed into law on December 22, 2017.

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

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, Escalade’s ability to achieve its business objectives, especially with respect to its Sporting Goods business on which it has chosen to focus, Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products, the continuation and development of key customer, supplier, licensing and other business relationships, the ability to successfully negotiate the shifting retail environment and changes in consumer buying habits, the financial health of our customers, disruptions or delays in our supply chain, Escalade’s ability to control costs, general economic conditions, fluctuation in operating results, changes in foreign currency exchange rates, changes in the securities market, Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing, the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology, risks related to data security of privacy breaches, and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

In 2016, the Company acquired Triumph Sports USA, Inc., strengthening the Company’s leadership in the indoor games category and providing new opportunities for the Company’s outdoor games category. In 2017, the Company acquired Lifeline Products, LLC, a fitness leader of over 40 years, providing products used for bodyweight, progressive variable resistance and functional training. The Company also sometimes divests or discontinues certain operations, assets, and products that do not perform to the Company's expectations or no longer fit with the Company's strategic objectives.

The Company is working to overcome the industry-wide downturn in the archery category, a reduction in contribution from our joint venture with Stiga Sports, AB, and bankruptcies that have plagued the retail industry. We believe these conditions have masked improvements in our other existing and acquired businesses and the expansion of our online distribution channels. The Company’s balance sheet is strong and we continue to reduce our long-term debt. Net income in 2017 was positively impacted by approximately $3.0 million due to the effects of the 2017 U.S. Tax Reforms, although the long-term effects of that legislation are uncertain.

Management believes that key indicators in measuring the success of these strategies are revenue growth, earnings growth, new product introductions, and the expansion of channels of distribution. The following table sets forth the annual percentage change in revenues and net income over the past three years:

	2017	2016	2015

Net revenue
Sporting Goods	3.3%	7.7%	12.7%
Total	3.3%	7.7%	12.7%

Net income
Sporting Goods	(1.7)%	(4.1)%	(14.8)%
Total	22.3%	(1.0)%	(1.8)%

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	2017	2016	2015
Net revenue	100.0%	100.0%	100.0%
Cost of products sold	74.8%	74.2%	72.8%
Gross margin	25.2%	25.8%	27.2%
Selling, administrative and general expenses	16.1%	15.9%	17.4%
Amortization	0.9%	1.4%	1.8%
Operating income	8.2%	8.5%	8.0%

Revenue and Gross Margin

Sales growth attributable largely to acquisitions and new products introduced into the market, resulted in an overall increase of 3.3% in Sporting Goods net revenues for 2017 compared to 2016.

The overall gross margin percentage decreased to 25.2% in 2017 compared with 25.8% in 2016 due primarily to unfavorable product mix and continued decreased sales and margins in archery.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $28.5 million in 2017 compared to $27.4 million in 2016, an increase of $1.1 million or 4.0%. SG&A as a percent of sales is 16.1% in 2017 compared with 15.9% in 2016. In 2016, SG&A was favorably impacted by the recognition of a gain of approximately $1.9 million on the sale of our Wabash, IN land and building. One-time expenses of $0.4 million unfavorably impacted SG&A during 2016. The net gain of these one-time events recorded during 2016 was $1.5 million.

Other Income

Other income, including equity in earnings of affiliates, decreased in 2017 to $1.7 million compared with $1.8 million in 2016, a decrease of 4.0%. Equity in earnings of affiliates was $1.6 million in 2017 compared with $1.7 million in 2016.

Provision for Income Taxes

The effective tax rate for 2017 and 2016 was 9.4% and 26.1%, respectively. On December 22, 2017, the 2017 U.S. Tax Reforms were signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the 2017 U.S. Tax Reforms and as a result have recorded $3.0 million of income tax benefits during the year ended December 30, 2017. The provisional benefit related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $1.8 million. The provisional expense related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $0.6 million, based on cumulative foreign earnings of $22.8 million. The reversal of the deferred tax liability of unremitted earnings and the corresponding deferred tax asset for foreign tax credits was a net $1.8 million benefit. These amounts are our best estimates based on the current information and guidance available at this time relating to the 2017 U.S. Tax Reforms and will be finalized in 2018.

The 2016 effective tax rate was lower than the statutory rate primarily due to income tax credits, the effect of foreign tax rates, and the change in deferred state tax rate.

Sporting Goods

Net revenues, operating income, and net income for the Sporting Goods segment for the three years ended December 30, 2017 were as follows:

In Thousands	2017	2016	2015

Net revenue	$177,333	$171,662	$159,463
Operating income	15,600	15,731	15,450
Net income	8,626	8,774	9,151

Net revenue increased 3.3% in 2017 compared to 2016 largely attributable to acquisitions completed. The Company continues to aggressively pursue opportunities to increase revenue through introduction of new products, expansion of product distribution, acquisitions, and increased investment in consumer marketing. Sales channels are predominately mass market retail customers, e-commerce, specialty retailers, and dealers.

Gross margin and profitability declined in 2017 compared with 2016. The gross margin ratio in 2017 declined to 25.2% compared to 25.8% in the prior year due to an unfavorable product mix and decreased sales and margins in archery. Operating income as a percentage of net revenue decreased to 8.8% in 2017 compared to 9.2% in 2016.

Financial Condition and Liquidity

The current ratio, a basic measure of liquidity (current assets divided by current liabilities), for 2017 remained flat at 4.1 compared to 2016. Receivable levels increased to $39.4 million in 2017 compared with $35.9 million in 2016 and net inventory increased $1.4 million to $35.2 million in 2017 from $33.8 million in 2016. Total notes payable and long-term debt decreased to $23.1 million, down from $25.4 million in 2016. Total notes payable and long-term debt as a percentage of stockholders equity was 20.7% in 2017, down from 25.0% in 2016.

The Company’s working capital requirements are primarily funded through cash flows from operations and revolving credit agreements with its bank. During 2017, the Company’s maximum borrowings under its primary revolving credit lines and overdraft facility totaled $29.0 million compared to $39.6 million in 2016. Total notes payable and long-term debt decreased $2.3 million in 2017 as compared with 2016. The overall effective interest rate in 2017 was 3.1% compared to the effective rate of 2.5% in 2016. On January 21, 2016, the Company entered into a Second Amended and Restated Credit Agreement (“Restated Credit Agreement”) with its issuing bank, JP Morgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the Restated Credit Agreement (collectively, the “Lender”). Under the terms of the Restated Credit Agreement, the Lender has made available to the Company a senior revolving credit facility in an increased maximum amount of up to $35.0 million and a term loan in an increased principal amount of $7.5 million. The maturity date of the revolving credit facility was extended to January 21, 2019 and the maturity of the term loan facility was extended to January 21, 2021.

The Company’s cash remains stable compared with prior year due to the utilization of the revolving credit agreement facility to fund working capital needs. Operating cash flows were used to fund acquisitions and to pay shareholder dividends.

In 2018, the Company estimates capital expenditures to be approximately $3.1 million.

The Company believes that cash generated from its projected 2018 operations and the commitment of borrowings from its primary lender will provide it with sufficient cash flows for its operations.

It is possible that if economic conditions deteriorate, this could have adverse effects on the Company’s ability to operate profitably during fiscal year 2018. To the extent that occurs, management will pursue cost reduction initiatives and consider realignment of its infrastructure in an effort to match the Company’s overhead and cost structure with the sales level dictated by current market conditions.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under the sub-heading “New Accounting Pronouncements”.

Off Balance Sheet Financing Arrangements

The Company has no financing arrangements that are not recorded on the Company’s balance sheet.

Contractual Obligations

The following schedule summarizes the Company’s material contractual obligations as of December 30, 2017:

Amounts in thousands	Total	2018	2019 – 2020	2021 – 2022	Thereafter

Debt	$23,121	$1,250	$20,621	$1,250	$—
Future interest payments (1)	1,164	704	440	20	—
Operating leases	886	498	388	—	—
Minimum payments under purchase, royalty and license agreements	735	480	255	—	—
Total	$25,906	$2,932	$21,704	$1,270	$—

Note:

(1) Assumes that the Company will not increase borrowings under its long-term credit agreements and that the effective interest rate experienced in 2017 of 3.1% will continue for the life of the agreements.

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

Product Warranty

The Company provides limited warranties on certain of its products for varying periods. Generally, the warranty periods range from 90 days to one year. However, some products carry extended warranties of three-year, five-year, seven-year, ten-year, fifteen-year, and lifetime warranties. The Company records an accrued liability and reduction in sales for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and sales in the current year. To the extent there are product defects in current products that are unknown to management and do not fall within historical defect rates, the product warranty reserve could be understated and the Company could be required to accrue additional product warranty costs thus negatively affecting gross margin.

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

The Company has one reporting unit that is identical to our operating segment, Sporting Goods. Of the total recorded goodwill of $21.5 million at December 30, 2017, the entire amount was allocated to the Escalade Sports reporting unit. The results of the qualitative impairment assessment of the Escalade Sports reporting unit indicated that the fair value of the invested capital exceeded the carrying value of the invested capital as of December 30, 2017.

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

Non-Marketable Equity Method Investment

The Company has a minority equity position in a company strategically related to the Company’s business, but does not have control over this company. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income is recorded in equity in earnings of affiliates on the consolidated statements of operations. The proportionate share of net income was $1.6 million, $1.7 million and $3.0 million in 2017, 2016 and 2015, respectively. Total cash dividends received from this equity investment amounted to $2,168 thousand, $1,060 thousand, and $928 thousand in 2017, 2016 and 2015, respectively. The Company considers whether the fair values of its equity investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value.

Effect of Inflation

The Company cannot accurately determine the precise effects of inflation. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expenses; improving manufacturing technologies; and redesigning products to keep these costs under control.

Capital Expenditures

As of December 30, 2017, the Company had no material commitments for capital expenditures. In 2018, the Company estimates capital expenditures to be approximately $3.1 million.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices. The Company attempts to minimize these risks through regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. During fiscal 2017, there were no derivatives in use. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

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

The management of Escalade assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2017. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (published in 2013) and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that, as of December 30, 2017, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2017. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 16, 2018 under the captions “Certain Beneficial Owners,” “Election of Directors,” “Executive Officers of the Registrant,” “Board of Directors, Its Committees, Meetings and Functions,” and “Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11 — EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 16, 2018 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee” and “Executive Compensation” and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appears under the caption “Report of the Compensation Committee” is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 16, 2018 under the captions “Certain Beneficial Owners” and “Election of Directors” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders (1)	44,250	$11.75	1,494,201
Equity compensation plans not approved by security holders	—	—	—
Total	44,250		1,494,201

(1) These plans include the Escalade, Incorporated 2007 Incentive Plan, including an additional 1,500,000 shares added under a 2012 amendment to the Escalade 2007 Incentive Plan, and the Escalade, Incorporated 2017 Incentive Plan. All plans were approved by stockholders at Escalade’s Annual Meetings of Stockholders in 2007, 2012, and 2017, respectively.

(2) Does not include 103,076 shares subject to outstanding, unvested restricted stock awards.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on May 16, 2018 under the captions “Election of Directors” and “Board of Directors, Its Committees, Meetings and Functions” and is incorporated herein by reference. The information required by Item 404 of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 16, 2018 under the caption “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 16, 2018 under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

Part IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as a part of this report:

(1)	Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated financial statements of Escalade, Incorporated and subsidiaries:
Consolidated balance sheets—December 30, 2017 and December 31, 2016
Consolidated statements of operations—fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015
Consolidated statements of comprehensive income—fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015
Consolidated statements of stockholders’ equity—fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015
Consolidated statements of cash flows—fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015
Notes to consolidated financial statements

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of Escalade, Incorporated (a)
3.2	Amended By-Laws of Escalade, Incorporated (f)
10.1	Licensing agreement between Sweden Table Tennis AB and Indian Industries, Inc. dated January 1, 1995 (b)
10.2	Second Amended and Restated Credit Agreement dated as of January 21, 2016 by and among Escalade, Incorporated, Indian Industries, Inc., and JPMorgan Chase Bank, N.A. and the other parties named therein (g)
10.3	Pledge and Security Agreement dated as of April 30, 2009 by and between Escalade, Incorporated and JPMorgan Chase Bank, N.A. (without exhibits and schedules, which Escalade has determined are not material) (c)
10.4	Form of Pledge and Security Agreement dated as of April 30, 2009 with JPMorgan Chase Bank, N.A. (c) (d)
10.5	Form of Unlimited Continuing Guaranty dated as of April 30, 2009 in favor of JPMorgan Chase Bank, N.A. (c) (d)

(4)	Executive Compensation Plans and Arrangements
10.6	Escalade, Incorporated 2007 Incentive Plan, as amended, incorporated by reference herein from Annex 1 and 2 to the Registrant’s 2012 Definitive Proxy Statement (e)
10.7	Escalade, Incorporated 2017 Incentive Plan, incorporated by reference herein from Annex 1 to the Registrant’s 2017 Definitive Proxy Statement (i)
10.8	Form of Stock Option Award Agreement utilized in Stock Option grants to employees pursuant to the Escalade, Incorporated 2017 Incentive Plan
10.9	Form of Stock Option Award Agreement utilized in Stock Option grants to Directors pursuant to the Escalade, Incorporated 2017 Incentive Plan
10.10	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants to employees pursuant to the Escalade Incorporated 2017 Incentive Plan
10.11	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants to Directors pursuant to the Escalade, Incorporated 2017 Incentive Plan.
10.12	Executive Severance agreement, dated June 9, 2016 between David L. Fetherman and Escalade, Inc. (h)
21	Subsidiaries of the Registrant
23.1	Consent of BKD, LLP
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer Section 1350 Certification
32.2	Chief Financial Officer Section 1350 Certification
101.Cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.Def	XBRL Taxonomy Extension Definition Linkbase Document
101.Lab	XBRL Taxonomy Extension Label Linkbase Document
101.Pre	XBRL Taxonomy Extension Presentation Linkbase Document
101.Ins	XBRL Instance Document
101.Sch	XBRL Taxonomy Extension Schema Document

(a)	Incorporated by reference from the Company's 2007 First Quarter Report on Form 10-Q
(b)	Incorporated by reference from the Company's 1995 Annual Report on Form 10-K
(c)	Incorporated by reference from the Company's Form 8-K filed on May 6, 2009. Indian Industries, Inc. entered into a substantially similar agreement on January 21, 2016, which amended and restated the April 30, 2009 pledge and security agreement previously entered into by Indian Industries.
(d)	Each of Escalade’s and Indian’s nine domestic subsidiaries has entered into the identical form of Pledge and Security Agreement and form of Unlimited Continuing Guaranty. Those nine domestic subsidiaries are: Harvard Sports, Inc.; Wedcor Holdings, Inc.; U.S. Weight, Inc.; Bear Archery, Inc.; Escalade Sports Playground, Inc.; EIM Company, Inc.; SOP Services, Inc.; Escalade Insurance, Inc.; and Goalsetter Systems, Inc. Goalsetter entered into such agreements on January 21, 2016.
(e)	Incorporated by reference from the Company’s 2012 Proxy Statement
(f)	Incorporated by reference from the Company’s 2014 First Quarter Report on Form 10-Q filed on April 22, 2014
(g)	Incorporated by reference from the Company’s 2016 First Quarter Form 10-Q filed on April 15, 2016
(h)	Incorporated by reference from the Company’s Form 8-K filed on June 13, 2016
(i)	Incorporated by reference from the Company’s 2017 Proxy Statement

ITEM 16 — FORM 10-K SUMMARY

None.

Escalade, Incorporated and Subsidiaries

Index to Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants’ Reports are submitted herewith:

Reports of Independent Registered Public Accounting Firms

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated as of December 30, 2017, and December 31, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 30, 2017. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalade, Incorporated as of December 30, 2017, and December 31, 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Escalade, Incorporated’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2018, expressed an unqualified opinion on the effectiveness of Escalade, Incorporated’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of Escalade, Incorporated’s management. Our responsibility is to express an opinion on Escalade, Incorporated’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) and are required to be independent with respect to Escalade, Incorporated in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the Public Company Accounting Oversight Board (United States).

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP

We have served as the Company’s auditor since 1977.

Evansville, Indiana
February 27, 2018
32

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

Opinion on the Internal Control Over Financial Reporting

We have audited Escalade, Incorporated’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, Escalade, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Escalade, Incorporated and our report dated February 27, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

Escalade, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Escalade, Incorporated’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) and are required to be independent with respect to Escalade, Incorporated in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the Public Company Accounting Oversight Board (United States).

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

Definitions and Limitations of Internal Control Over Financial Reporting

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

/s/ BKD, LLP

Evansville, Indiana
February 27, 2018

34

Escalade, Incorporated and Subsidiaries

Consolidated Balance Sheets

All Amounts in Thousands Except Share Information	December 30, 2017	December 31, 2016

ASSETS
Current Assets:
Cash and cash equivalents	$1,572	$1,013
Receivables, less allowances of $623 and $910	39,350	35,894
Inventories	35,160	33,802
Prepaid expenses	3,414	2,798
Deferred income tax benefit	—	1,283
Prepaid income tax	764	833
TOTAL CURRENT ASSETS	80,260	75,623

Property, plant and equipment, net	14,286	13,714
Intangible assets	19,691	20,857
Goodwill	21,548	21,456
Investments	20,278	19,030
Other assets	42	81
TOTAL ASSETS	$156,105	$150,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,250	$1,250
Trade accounts payable	4,295	4,376
Accrued liabilities	13,997	12,792
TOTAL CURRENT LIABILITIES	19,542	18,418

Long-term debt	21,871	24,189
Deferred income tax liability	2,469	6,441
Other liabilities	553	—
TOTAL LIABILITIES	44,435	49,048

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock
Authorized: 1,000,000 shares, no par value, none issued
Common stock
Authorized: 30,000,000 shares, no par value
Issued and outstanding: 2017 —14,371,586 shares, 2016 —14,304,959 shares	14,372	14,305
Retained earnings	99,908	91,688
Accumulated other comprehensive loss	(2,610)	(4,280)
TOTAL STOCKHOLDERS’ EQUITY	111,670	101,713
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$156,105	$150,761

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Operations

	Years Ended
All Amounts in Thousands Except Per Share Data	December 30, 2017	December 31, 2016	December 26, 2015

Net Sales	$177,333	$171,662	$159,463

Costs and Expenses
Cost of products sold	132,606	127,395	115,989
Selling, administrative and general expenses	28,548	27,357	27,775
Amortization	1,579	2,327	2,881

Operating Income	14,600	14,583	12,818

Other Income (Expense)
Interest expense	(804)	(834)	(470)
Equity in earnings of affiliates	1,634	1,672	2,993
Gain on bargain purchase	256	—	—
Other income (expense)	(169)	121	333

Income Before Income Taxes	15,517	15,542	15,674

Provision for Income Taxes	1,456	4,049	4,068

Net Income	$14,061	$11,493	$11,606

Earnings Per Share Data:
Basic earnings per share	$0.98	$0.81	$0.82
Diluted earnings per share	$0.98	$0.80	$0.82

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended
All Amounts in Thousands	December 30, 2017	December 31, 2016	December 26, 2015

Net Income	$14,061	$11,493	$11,606

Foreign currency translation adjustment before reclassifications	1,670	(1,102)	(1,214)

Comprehensive Income	$15,731	$10,391	$10,392

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
All Amounts in Thousands	Shares	Amount	Earnings	Income (Loss)	Total

Balances at December 27, 2014	13,998	$13,998	$77,745	$(1,964)	$89,779

Other comprehensive loss				(1,214)	(1,214)
Net income			11,606		11,606
Expense of stock options and restricted stock units			719		719
Exercise of stock options	156	156	781		937
Settlement of restricted stock units	19	19	(19)		—
Tax benefit from settlement of stock compensation			701		701
Tax withholding for equity awards			(79)		(79)
Dividends declared			(6,072)		(6,072)
Stock issued to directors as compensation	7	7	96		103

Balances at December 26, 2015	14,180	$14,180	$85,478	$(3,178)	$96,480

Other comprehensive loss				(1,102)	(1,102)
Net income			11,493		11,493
Expense of stock options and restricted stock units			398		398
Exercise of stock options	96	96	451		547
Settlement of restricted stock units	16	16	(16)		—
Tax benefit from settlement of stock compensation			35		35
Dividends declared			(6,282)		(6,282)
Stock issued to directors as compensation	13	13	131		144

Balances at December 31, 2016	14,305	$14,305	$91,688	$(4,280)	$101,713

Other comprehensive income				1,670	1,670
Net income			14,061		14,061
Expense of stock options and restricted stock units			522		522
Exercise of stock options	28	28	131		159
Settlement of restricted stock units	26	26	(26)		—
Dividends declared			(6,607)		(6,607)
Stock issued to directors as compensation	13	13	139		152

Balances at December 30, 2017	14,372	$14,372	$99,908	$(2,610)	$111,670

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
All Amounts in Thousands	December 30, 2017	December 31, 2016	December 26, 2015
Operating Activities:
Net Income	$14,061	$11,493	$11,606
Reconciling adjustments:
Depreciation and amortization	3,910	5,244	5,218
Provision for doubtful accounts	775	1,758	159
Stock option and restricted stock unit expense	522	398	719
Equity in net income of joint venture investments	(1,634)	(1,672)	(2,993)
Deferred income taxes	(2,947)	(375)	1,696
Gain on bargain purchase	(256)	—	—
Loss (gain) on disposals of assets	(5)	(2,158)	1
Dividends received from equity method investments	2,168	1,060	928
Changes in
Accounts receivable	(3,366)	2,709	(6,053)
Inventories	(468)	(6,548)	(1,121)
Prepaids and other assets	(507)	950	2,887
Accounts payable and accrued expenses	1,110	(690)	2,416
Net cash provided by operating activities	13,363	12,169	15,463
Investing Activities:
Purchase of property and equipment	(2,745)	(2,653)	(5,067)
Acquisitions	(1,450)	(9,659)	(10,678)
Net sale of short-term time deposits	—	—	1,450
Net purchase of marketable securities	—	(57)	—
Proceeds from insurance for involuntary conversion	—	—	—
Proceeds from sale of property and equipment	5	2,568	—
Net cash used in investing activities	(4,190)	(9,801)	(14,295)
Financing Activities:
Dividends paid	(6,607)	(6,282)	(6,072)
Proceeds from issuance of long-term debt	56,713	65,887	62,127
Net decrease in notes payable	—	—	(2,699)
Proceeds from exercise of stock options	159	547	937
Payments on long-term debt	(59,031)	(63,585)	(57,436)
Deferred financing fees	—	(83)	—
Tax benefit from settlement of stock compensation	—	35	701
Tax withholding for equity awards	—	—	(79)
Director stock compensation	152	144	103
Net cash used in financing activities	(8,614)	(3,337)	(2,418)
Increase (Decrease) in Cash and Cash Equivalents	559	(969)	(1,250)
Cash and Cash Equivalents, beginning of year	1,013	1,982	3,232
Cash and Cash Equivalents, end of year	$1,572	$1,013	$1,982
Supplemental Cash Flows Information
Interest paid	$792	$866	$465
Income taxes paid	$3,816	$3,333	$108
Dividends payable	—	—	$4
Information regarding the Company’s acquisitions in 2017, 2016 and 2015 are as follows:
Fair value of assets acquired	$2,018	$10,597	$13,269
Cash paid for assets	1,450	9,464	10,678
Note payable for deferred purchase price obligation	—	—	200
Liabilities assumed	$568	$1,133	$2,391

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

During the year ended December 30, 2017, we revised the presentation of shipping fees within the statements of operations. These amounts were previously presented on a net basis as an offset to freight revenue within net sales. We have determined that these shipping fees should have been presented on a gross basis as a component of cost of goods sold.

We assessed the materiality of this revision on prior periods' financial statements in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements. We concluded that the revision was not material to any prior annual or interim period and therefore, amendments of previously filed reports are not required. In accordance with ASC 250, we have corrected the classification for all prior periods presented by revising the consolidated financial statements appearing herein. Periods not presented herein will be revised, as applicable, in future filings. The revisions had no impact on operating income, net income or earnings per share data.

The impact of this revision on our consolidated statements of operations was as follows:

Year Ended December 31, 2016	As Previously Reported	Revision	As Revised
In Thousands
Net Sales	$167,650	$4,012	$171,662
Costs of product sold	123,383	4,012	127,395

Year Ended December 26, 2015	As Previously Reported	Revision	As Revised
In Thousands
Net Sales	$155,542	$3,921	$159,463
Costs of product sold	112,068	3,921	115,989

Fiscal Year End

The Company’s fiscal year is a 52 or 53 week period ending on the last Saturday in December. Fiscal year 2017 was 52 weeks long, ending on December 30, 2017. Fiscal year 2016 was 53 weeks long, ending December 31, 2016. Fiscal year 2015 was 52 weeks long, ending December 26, 2015.

Cash and Cash Equivalents

Highly liquid financial instruments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents.

Accounts Receivable

Revenue from the sale of the Company’s products is recognized as products are shipped and legal title has passed to customers and accounts receivable are stated at the amount billed to customers. Interest and late charges billed to customers are not material and, because collection is uncertain, are not recognized until collected and are therefore not included in accounts receivable. The Company provides an allowance for doubtful accounts which is described in Note 2 – Certain Significant Estimates.

Inventories

Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower of cost or net realizable value for 2017 and lower of cost or market for 2016. This inventory valuation reserve totaled $504 thousand and $415 thousand at fiscal year-end 2017 and 2016, respectively. Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

In Thousands	2017	2016

Raw materials	$3,462	$4,781
Work in process	2,927	3,671
Finished goods	28,771	25,350
	$35,160	$33,802

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: buildings, 20-30 years; leasehold improvements, term of the lease; machinery and equipment, 5-15 years; and tooling, dies and molds, 2-5 years. Property, plant and equipment consist of the following:

In Thousands	2017	2016

Land	$1,943	$1,943
Buildings and leasehold improvements	16,392	15,733
Machinery and equipment	24,453	22,379
Total cost	42,788	40,055
Accumulated depreciation and amortization	(28,502)	(26,341)
	$14,286	$13,714

The Company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. No asset impairment was recognized during the years ended 2017, 2016, or 2015.

During the year ended December 31, 2016, the Company sold its Wabash, Indiana land and building for a purchase price of approximately $2.1 million. The sale resulted in a gain of approximately $1.9 million, recognized within operating income for the year ended December 31, 2016.

Investments

Investments are composed of the following:

In Thousands	2017	2016

Non-marketable equity investments (equity method)	$20,278	$19,030

Non-Marketable Equity Investment: The Company has an equity position in a company that strategically relates to the Company’s business, but the Company does not have control over that entity. The accounting method employed is dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest is less than 20% and the degree of influence is not significant, the cost method of accounting is employed. Where the equity interest is greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income (loss) is recorded in equity in earnings of affiliates on the consolidated statement of operations. The proportionate share of net income was $1.6 million, $1.7 million and $3.0 million in 2017, 2016 and 2015, respectively. Total cash dividends received from this equity investment amounted to $2,168 thousand, $1,060 thousand, and $928 thousand in 2017, 2016 and 2015, respectively. The Company considers whether the fair value of it equity investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down is recorded to estimated fair value.

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

Employee Incentive Plan

During 2017, the Company approved a new incentive plan explained in Note 10. The Company accounts for this plan under the recognition and measurement principles of FASB ASC 718, Equity Based Payments.

Foreign Currency Translation

The functional currency for the foreign operations of Escalade is the U.S. dollar. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Operations and were insignificant in fiscal years 2017, 2016, and 2015.

Cost of Products Sold

Cost of products sold is comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Other Income (Loss)

The components of Other Income (Loss) are as follows:

In Thousands	2017	2016	2015

Rent income from real estate	$—	$158	$212
Other income (loss)	(169)	(37)	121
	$(169)	$121	$333

Provision for Income Taxes

Income tax in the consolidated statement of operations includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs incurred during 2017, 2016 and 2015 were approximately $1.6 million, $1.5 million, and $1.5 million, respectively.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

New Accounting Pronouncements and Changes in Accounting Principles

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard on January 1, 2017 and has elected to apply the requirements prospectively. Comparative financial statements of prior periods have not been retrospectively adjusted. Adoption of this standard did not impact results of operations or cash flows in the current or previous reporting periods.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends existing accounting standards related to revenue recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08 which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. In December 2016, FASB issued ASU 2016-20, which affect narrow aspects of the guidance issued in ASU 2014-09. The new revenue recognition standard will be effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We have completed our analysis of the impact this guidance will have on our consolidated financial statements and related disclosures, and other than an increase in the level of disclosures, we do not expect the impact to be material.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect on its financial statements. We do not expect the standard to have a material impact on our consolidated financial statements.

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

In May, 2017, FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. These amendments were issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying guidance to a change to the terms or conditions of a share-based payment award. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not expect the standard to have a material impact, if any, on our consolidated financial statements.

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

Product Warranty

The Company provides limited warranties on certain of its products, for varying periods. Generally, the warranty periods range from 90 days to one year. However, some products carry extended warranties of three-year, five-year, seven-year, ten-year, fifteen-year, and lifetime warranties. The Company records an accrued liability and reduction in sales for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and sales in the current year. Changes in product warranty were as follows:

In Thousands	2017	2016	2015

Beginning balance	$876	$847	$695
Additions	1,036	1,501	1,459
Deductions	(1,221)	(1,472)	(1,307)
Ending balance	$691	$876	$847

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

In Thousands	2017	2016	2015

Beginning balance	$415	$471	$537
Additions	288	327	470
Deductions	(199)	(383)	(536)
Ending balance	$504	$415	$471

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

In Thousands	2017	2016	2015

Beginning balance	$910	$1,086	$900
Additions	775	1,758	159
Deductions	(1,062)	(1,934)	27
Ending balance	$623	$910	$1,086

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

In Thousands	2017	2016	2015

Beginning balance	$2,777	$2,151	$2,155
Additions	6,608	5,778	5,312
Deductions	(6,028)	(5,152)	(5,316)
Ending balance	$3,357	$2,777	$2,151

Note 3 —	Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands	2017	2016

Employee compensation	$2,813	$2,590
Customer related allowances and accruals	6,324	5,749
Other accrued items	4,860	4,453
	$13,997	$12,792

Note 4 —	Operating Leases

The Company leases warehouse and office space under non-cancelable operating leases that expire at various dates through 2020. Terms of the leases, including renewals, taxes, utilities, and maintenance, vary by lease. Total rental expense included in the results of operations relating to all leases was $1.0 million in 2017, $0.9 million in 2016, and $0.9 million in 2015.

At December 30, 2017, minimum rental payments for warehouse and office space under non-cancelable leases with terms of more than one year were as follows:

In Thousands	Amount

2018	$498
2019	304
2020	84
2021	—
Thereafter	—
$886

Note 5 —	Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

	2017		2016
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$24,515	$23,322	$24,515	$23,068
Non-compete agreements	2,749	2,545	2,749	2,377
Customer list	13,913	3,403	13,703	2,247
Trademarks	7,905	121	7,703	121
	$49,082	$29,391	$48,670	$27,813

Amortization expense was $1.6 million, $2.3 million and $2.9 million for 2017, 2016 and 2015, respectively.

Estimated future amortization expense is summarized in the following table:

In Thousands	2018	2019	2020	2021	2022	Thereafter

Sporting Goods	$1,379	$1,279	$1,234	$1,188	$1,182	$5,645

All goodwill is allocated to the operating segment of the business. The changes in the carrying amount of goodwill were:

In Thousands	Sporting Goods

Balance at December 26, 2015	$20,047
Acquisition	1,409
Balance at December 31, 2016	$21,456
Acquisition	92
Balance at December 30, 2017	$21,548

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

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment, snow sleds and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective year-end for balance sheet amounts and using average exchange rates for income statement amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The effect on Stiga’s net assets resulting from the amortization of goodwill for the years ended 2017 and 2016 are addbacks of $10.9 million and $9.8 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $15.2 million offset by the related cumulative tax effect of $4.3 million as of December 30, 2017 and cumulative goodwill adjustments of $13.7 million offset by the related cumulative tax effect of $3.9 million as of December 31, 2016. The income statement impact of these goodwill and tax adjustments and other individually insignificant U.S. GAAP adjustments for the years ended December 30, 2017, December 31, 2016, and December 26, 2015 are to increase total Stiga net income by approximately zero, zero, and $0.1 million, respectively. The Company’s 50% portion of net income for Stiga for the years ended December 30, 2017, December 31, 2016, and December 26, 2015 are $1.6 million, $1.7 million, and $3.0 million, respectively. Additionally, for each of the years ended December 30, 2017, December 31, 2016 and December 26, 2015, the Company paid royalties to Stiga in the amount of $0.4 million.

In accordance with Rule 4-08(g) of Regulation S-X, summarized financial information for Stiga Sports AB balance sheets as of December 31, 2017 and 2016, and statements of operations for the years ended December 31, 2017, 2016 and 2015 is as follows:

In Thousands	2017	2016

Current assets	$30,623	$28,322
Non-current assets	10,854	9,379
Total assets	41,477	37,701

Current liabilities	6,897	4,847
Non-current liabilities	5,462	5,133
Total liabilities	12,359	9,980

Net assets	$29,118	$27,721

	2017	2016	2015

Net sales	$46,296	$42,887	$45,688
Gross profit	21,427	19,642	22,122
Net income	3,268	3,344	5,843

Note 7 —	Borrowings

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

Funded Debt to Adjusted EBITDA Ratio	Revolving Eurodollar Borrowing	Term Eurodollar Borrowing	ABR Revolving Borrowing	ABR Term Borrowing	Letter of Credit Fee	Commitment Fee

Category 1	2.50%	2.75%	0.50%	0.75%	2.50%	0.45%
Greater than or equal to 2.50 to 1.0
Category 2	2.25%	2.50%	0.25%	0.50%	2.25%	0.40%
Greater than or equal to 2.25 to 1.0 but less than 2.50 to 1.0
Category 3	2.00%	2.25%	0.00%	0.25%	2.00%	0.35%
Greater than or equal to 2.00 to 1.0 but less than 2.50 to 1.0
Category 4	1.75%	2.00%	(0.25%)	0.00%	1.75%	0.30%
Greater than or equal to 1.75 to 1.0 but less than 2.00 to 1.0
Category 5	1.50%	1.75%	(0.50%)	(0.25%)	1.50%	0.30%
Less than 1.75 to 1.0

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

Short-Term Debt

Short-term debt at fiscal year-ends was as follows:

In Thousands	2017	2016

Short-term debt reclassified from long-term debt	$1,250	$1,250
	$1,250	$1,250

The weighted average interest rate on short-term debt outstanding at December 30, 2017 and December 31, 2016 was 3.19% and 2.56%, respectively.

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:

In Thousands	2017	2016

Senior secured revolving credit facility of $35.0 million with a maturity of January 21, 2019. The interest rate at December 30, 2017 was 3.227%.	$18,121	$19,189

Term loan of $7.5 million with a maturity date of January 21, 2021. The interest rate at December 30, 2017, was 3.188%.	5,000	6,250

	23,121	25,439
Portion classified as short-term debt	(1,250)	(1,250)
	$21,871	$24,189

Maturities of long-term debt outstanding at December 30, 2017 are as follows: $1.3 million in 2018, $19.4 million in 2019, $1.2 million in 2020 and $1.2 million in 2021.

While the revolving credit facility has a due date within one year of the issuance of these financial statements, the Company utilizes the financing for long-term operating purposes and does not have liquid funds available to repay the balance at its maturity date. Management intends to renew the revolving credit facility on comparable terms at or near the maturity date and believes it is probable such renewal will be successful.

Note 8 —	Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

In Thousands	2017	2016	2015

Weighted average common shares outstanding	14,352	14,264	14,088
Dilutive effect of stock options and restricted stock units	39	53	150
Weighted average common shares outstanding, assuming dilution	14,391	14,317	14,238

Number of anti-dilutive stock options and unvested restricted stock units	58	49	4

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 9 —	Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for all employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $695 thousand, $626 thousand and $600 thousand for 2017, 2016 and 2015, respectively.

Note 10 —	Stock Compensation Plans

In May 2017, Shareholders approved the Escalade, Incorporated 2017 Incentive Plan (2017 Incentive Plan), which is an incentive plan for key employees, directors and consultants with various equity-based incentives as described in the plan document. The 2017 Incentive Plan is a replacement for the 2007 Incentive Plan, which expired at the end of April 2017. All options issued and outstanding under the expired plans will remain in effect until exercised, expired or forfeited.

The 2017 Incentive Plan is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. Under the original terms of the plan and subject to various restrictions contained in the plan document, the total number of shares of common stock which may be issued pursuant to awards under the Plan may not exceed 1,661,598.

Restricted Stock Units

In 2017, the Company awarded 14,250 restricted stock units to directors and 40,782 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2017 restricted stock units awarded to employees vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company and that the performance criteria related to the market price of the Company’s stock is satisfied. The criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.115 per share by the Company during such four year period.

A summary of restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested stock units as of December 26, 2015	75,900	$12.52
Granted	47,250	11.13
Vested	(16,003)	12.28
Forfeited	(24,800)	12.05
Non-vested stock units as of December 31, 2016	82,347	$11.91
Granted	55,032	12.26
Vested	(25,819)	12.81
Forfeited	(8,484)	11.40
Non-vested stock units as of December 30, 2017	103,076	$11.92

When vesting is dependent on certain market criteria, the fair value of restricted stock units is determined by the use of Monte Carlo techniques. The market price of the Company’s stock on the grant date is used to value restricted stock units where vesting is not contingent on market criteria. In 2017, 2016, and 2015 the Company recognized $504 thousand, $342, and $542 thousand respectively in compensation expense related to restricted stock units and as of December 30, 2017 and December 31, 2016, there was $471 thousand and $397 respectively, of unrecognized compensation expense related to restricted stock units.

Stock Options

Total compensation expense recorded in the statements of operations for 2017, 2016 and 2015 relating to stock options was $18 thousand, $56 thousand and $177 thousand, respectively. As of December 30, 2017, there were $26 thousand of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.2 years.

During 2016, the Company awarded 20,000 stock options to an employee. The stock options awarded will vest over five years (one-third three years from the grant date, one-third four years from the grant date and one-third five years from the grant date). The stock options have an exercise price 15% higher than the closing price of a share of Escalade common stock on the grant date and are subject to forfeiture if on the vesting date the employee is no longer employed. No stock options were awarded during 2017 or 2015.

The following table summarizes option activity for each of the three years ended 2017:

	Incentive Stock Options		Director Stock Options
	Granted	Outstanding	Granted	Outstanding

2017	—	29,250	—	15,000
2016	20,000	57,375	—	15,000
2015	—	172,625	—	15,000

The fair value of each option grant award is estimated on the grant date using the Black-Scholes-Merton option valuation model using the following assumptions:

	2017	2016	2015

Risk-free interest rates	—	1.06%	—
Dividend yields	—	2.73%	—
Volatility factors of expected market price of common stock	—	35.60%	—
Weighted average expected life of the options	—	1-5 years	—

The following table summarizes stock option transactions for the three years ended 2017:

	2017		2016		2015
	Shares	Option Price	Shares	Option Price	Shares	Option Price

Outstanding at beginning of year	72,375	$5.28 to $14.39	187,625	$5.28 to $11.86	344,375	$2.56 to $11.86
Issued during year	—	—	20,000	$14.39	—	—

Canceled or expired	—		(39,250)		(500)

Exercised during year	(28,125)	$5.28 to $5.85	(96,000)	$5.28 to $6.07	(156,250)	$2.56 to $11.86
Outstanding at end of year	44,250	$5.85 to $14.39	72,375	$5.28 to $14.39	187,625	$5.28 to $11.86
Exercisable at end of year	24,250		41,125		133,250
Weighted-average fair value of options granted during the year	—		$2.52		—

The total intrinsic value of options exercised was $0.2 million, $0.7 million and $1.6 million for 2017, 2016 and 2015, respectively.

The following table summarizes information about stock options outstanding at December 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

$5.85	9,250	0.2 years	$5.85	9,250	$5.85
$11.86	15,000	1.2 years	$11.86	15,000	$11.86
$14.39	20,000	4.2 years	$14.39	—	—
	44,250			24,250

During the year ended December 30, 2017, the following activity occurred under the Company’s stock option plan:

	Number of Options	Weighted Average Grant Date Fair Value

Nonvested balance, beginning of year	31,250	$2.41
Granted	—	—
Vested	(11,250)	$2.21
Forfeited	—	—
Nonvested balance, end of year	20,000	$2.52

Note 11 —	Other Comprehensive Loss

The components of other comprehensive loss were as follows:

In Thousands	2017	2016	2015
Change in foreign currency translation adjustment before reclassifications	$1,670	$(1,102)	$(1,214)

The components of accumulated other comprehensive loss, net of tax, were as follows:

In Thousands	2017	2016	2015
Foreign currency translation adjustment	$(2,610)	$(4,280)	$(3,178)

Note 12 —	Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands	2017	2016	2015

Income before taxes:	$15,517	$15,542	$15,674
Provision for taxes:
Current
Federal	$4,191	$4,060	$1,670
State	212	363	237
	4,403	4,423	1,907
Deferred
Federal	(2,441)	1,453	1,909
State	(506)	(1,827)	252
	(2,947)	(374)	2,161
	$1,456	$4,049	$4,068

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands	2017	2016	2015

Income tax at statutory rate	$5,431	$5,439	$5,486
Increase (decrease) in income tax resulting from
State tax expense, net of federal effect	(191)	194	318
Federal true-ups	193	8	(38)
Federal tax credits	(242)	(189)	(802)
Effect of foreign tax rates	(399)	(443)	(474)
Valuation allowances (state and foreign)	(148)	19	—
Captive insurance earnings	(128)	311	(361)
Incentive stock options	(22)	20	57
Deferred state rate adjustments	—	(1,194)	—
Tax Cuts & Jobs Act of 2017	(2,986)	—	—
Other	(52)	(116)	(118)
Recorded provision for income taxes	$1,456	$4,049	$4,068

The provision for income taxes was computed based on financial statement income. In accordance with FASB ASC 740, the Company does not have any uncertain tax positions as of and for the years ended December 30, 2017 and December 31, 2016.

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company is subject to future examinations by federal, state and other tax authorities for all years after 2013.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 U.S. Tax Reforms”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated its best estimate of the impact of the 2017 U.S. Tax Reforms and as a result has recorded $3.0 million of income tax benefits during the year ended December 30, 2017. The provisional benefit related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $1.8 million. The provisional expense related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $0.6 million, based on cumulative foreign earnings of $22.8 million. The reversal of the deferred tax liability of unremitted earnings and the corresponding deferred tax asset for foreign tax credits was a net $1.8 million benefit.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 U.S. Tax Reforms. In accordance with SAB 118, the Company has recognized the provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 30, 2017. Additional work is necessary to determine the amount of accumulated foreign earnings and the corresponding foreign tax credit. The final impact may differ from these provisional amounts, possibly materially, due to, among other things, issuance of additional regulatory guidance, changes in interpretations and assumptions the Company has made, and actions the Company may take as a result of the 2017 U.S. Tax Reforms. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

The components of the net deferred tax liabilities are as follows:

In Thousands	2017	2016
Assets
Employee benefits	$24	$39
Valuation reserves	869	1,782
Property and equipment	(175)	(129)
Stock based compensation	178	224
Federal and state credits	382	287
Net operating loss carry forward	1	—
Total assets	1,279	2,203

Liabilities
Unrealized equity investment income	—	(2,025)
Goodwill and intangible assets	(3,465)	(4,697)
Prepaid insurance	(123)	(228)
Total liabilities	(3,588)	(6,950)

Valuation Allowance
Beginning balance	(411)	(435)
Decrease during period	251	24
Ending balance	(160)	(411)
	$(2,469)	$(5,158)

Deferred tax assets (liabilities) are included in the consolidated balance sheets as follows:

In Thousands	2017	2016
Deferred income tax asset - current	$—	$1,283
Deferred income tax asset (liability) – long-term	(2,469)	(6,441)
	$(2,469)	$(5,158)

The Company has utilized all state net operating losses during the year ended December 30, 2017.

Note 13 —	Operating Segment and Geographic Information

The following table presents certain operating segment information.

In Thousands	2017	2016	2015

Sporting Goods
Net revenue	$177,333	$171,662	$159,463
Operating income	15,600	15,731	15,450
Interest expense (income)	975	802	(50)
Provision for taxes	6,134	6,173	6,356
Net income	8,626	8,774	9,151
Identifiable assets	130,388	125,780	116,013
Depreciation & amortization	3,910	5,244	5,218
Capital expenditures	2,745	2,653	5,067

All Other
Net revenue	—	—	—
Operating loss	(1,000)	(1,148)	(2,632)
Interest expense (income)	(171)	32	520
Benefit for taxes	(4,678)	(2,124)	(2,288)
Net income	5,435	2,719	2,455
Identifiable assets	25,717	24,981	27,724
Non-marketable equity investments (equity method)	20,278	19,030	19,644
Depreciation & amortization	—	—	—
Capital expenditures	—	—	—

Total
Net revenue	177,333	171,662	159,463
Operating income	14,600	14,583	12,818
Interest expense	804	834	470
Provision for taxes	1,456	4,049	4,068
Net income	14,061	11,493	11,606
Identifiable assets	156,105	150,761	143,737
Non-marketable equity investments (equity method)	20,278	19,030	19,644
Depreciation & amortization	3,910	5,244	5,218
Capital expenditures	2,745	2,653	5,067

Each operating segment is individually managed and has separate financial results that are reviewed by the Company’s management. There were no changes to the composition of segments in 2017. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Sporting Goods segment consists of home entertainment products such as table tennis tables and accessories; basketball goals; pool tables and accessories; outdoor playsets; soccer and hockey tables; archery equipment and accessories; and fitness, arcade and darting products. Customers include retailers, dealers and wholesalers located throughout North America, Europe and the rest of the world.

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

During 2017, 2016 and 2015 the Company had one customer, Dick’s Sporting Goods, which accounted for approximately 17%, 18% and 18%, respectively, of the Company’s total consolidated revenues. During 2017 and 2016, the Company had another customer, Amazon.com, Inc., that accounted for approximately 18% and 13%, respectively, of the Company’s consolidated revenues. No other customer accounted for 10% or more of consolidated total revenues.

As of December 30, 2017, the Company had approximately 22% and 25% of its total accounts receivable with Dick’s Sporting Goods and Amazon.com, Inc., respectively. As of December 31, 2016, the Company had approximately 22% and 20% of its total accounts receivable with Dick’s Sporting Goods and Amazon.com, Inc., respectively.

As of December 30, 2017, approximately 37 employees of the Company's labor force were covered by a collective bargaining agreement that expires May 1, 2021.

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

Net sales are attributed to country based on location of customer and are for continuing operations. Net sales by geographic region/country were as follows:

In Thousands	2017	2016	2015

North America	$175,065	$168,998	$156,744
Europe	974	1,302	1,265
Other	1,294	1,362	1,454
	$177,333	$171,662	$159,463

Identified assets by geographic region/country were as follows:

In Thousands	2017	2016	2015

North America	$156,105	$150,761	$143,737
Europe	—	—	—
	$156,105	$150,761	$143,737

Note 14 —	Summary of Quarterly Results

In thousands, except per share data (unaudited)	March 25	July 15	October 7	December 30

2017
Net Sales	$31,866	$53,921	$42,861	$48,685
Operating Income	1,996	3,332	4,128	5,144
Net income	1,388	2,096	3,118	7,459

Basic Earnings Per Share Data:	$0.10	$0.15	$0.22	$0.52
Diluted Earnings Per Share Data:	$0.10	$0.15	$0.22	$0.52

In thousands, except per share data (unaudited)	March 19	July 9	October 1	December 31

2016
Net Sales	$35,520	$49,822	$39,657	$46,663
Operating Income	2,478	3,005	5,329	3,771
Net income	1,697	2,090	4,243	3,463

Basic Earnings Per Share Data:	$0.12	$0.15	$0.30	$0.24
Diluted Earnings Per Share Data:	$0.12	$0.15	$0.30	$0.24

Net income for the quarter ended December 30, 2017, was favorably impacted by approximately $3.0 million of income tax benefit resulting from the 2017 U.S. Tax Reforms more fully described in Note 12.

Note 15 —	Acquisitions

All of the Company’s acquisitions have been accounted for using the purchase method of accounting.

2017

During 2017, the Company acquired certain assets and liabilities through two acquisitions.

Total consideration paid for the acquisitions was $1.5 million. The consideration paid by the company for these acquisitions was allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition.

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

57

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
$10,878

These acquisitions were not and would not have been material to the Company’s net sales, results of operations or total assets during the years ended December 30, 2017, December 31, 2016 and December 26, 2015, respectively. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro-forma results are not presented.

Note 16 —	Commitments and Contingencies

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

The Company has entered into various agreements whereby it is required to make royalty and license payments. At December 30, 2017, the Company had future estimated minimum non-cancelable royalty and license payments as follows:

In Thousands	Amount

2018	$480
2019	120
2020	135
2021	—
2022	—
Thereafter	—
$735

Note 17 —	Fair Values of Financial Instruments

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 at December 30, 2017 and December 31, 2016.

	Fair Value Measurements Using
2017 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,572	$1,572	$—	$—

Financial liabilities
Current portion of Long-term debt	$1,250	$—	$1,250	$—
Long-term debt	$21,871	$—	$21,871	$—

	Fair Value Measurements Using
2016 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,013	$1,013	$—	$—

Financial liabilities
Current portion of Long-term debt	$1,250	$—	$1,250	$—
Long-term debt	$24,189	$—	$24,189	$—

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:

/s/ David L. Fetherman	February 27, 2018
David L. Fetherman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard D. White	Chairman and Director	February 27, 2018
Richard D. White

/s/ Edward E. Williams	Director	February 27, 2018
Edward E. Williams

/s/ George Savitsky	Director	February 27, 2018
George Savitsky

/s/ Richard Baalmann, Jr.	Director	February 27, 2018
Richard Baalmann, Jr.

/s/ Walt P. Glazer, Jr.	Director	February 27, 2018
Walt P. Glazer, Jr.

/s/ Patrick Griffin	Director	February 27, 2018
Patrick Griffin

/s/ David L. Fetherman	Director and President and Chief Executive Officer (Principal Executive Officer)	February 27, 2018
David L. Fetherman

/s/ Stephen R. Wawrin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2018
Stephen R. Wawrin

