Form 10-Q
period 2018-03-24
ESCALADE INC
filed 2018-04-19
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 24, 2018 or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2018
Common, no par value	14,415,690

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	March 24, 2018	December 30, 2017	March 25, 2017
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,863	$1,572	$2,536
Receivables, less allowance of $484; $623; and $1,154; respectively	28,850	39,350	29,265
Inventories	40,114	35,160	37,194
Prepaid expenses	2,866	3,414	2,885
Prepaid income tax	501	764	—
Other current assets	33	—	—
TOTAL CURRENT ASSETS	75,227	80,260	71,880

Property, plant and equipment, net	13,903	14,286	13,527
Intangible assets, net	19,368	19,691	20,912
Goodwill	21,548	21,548	21,548
Investments	20,175	20,278	17,358
Other assets	—	42	72
TOTAL ASSETS	$150,221	$156,105	$145,297

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$18,941	$1,250	$1,300
Trade accounts payable	5,188	4,295	6,562
Accrued liabilities	8,128	13,997	7,103
Income tax payable	—	—	105
TOTAL CURRENT LIABILITIES	32,257	19,542	15,070

Other Liabilities:
Long-term debt	3,750	21,871	23,000
Deferred income tax liability	2,452	2,469	5,026
Other liabilities	553	553	—
TOTAL LIABILITIES	39,012	44,435	43,096

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 14,415,690; 14,371,586; and 14,345,528; shares respectively	14,416	14,372	14,346
Retained earnings	99,495	99,908	91,586
Accumulated other comprehensive loss	(2,702)	(2,610)	(3,731)
TOTAL STOCKHOLDERS' EQUITY	111,209	111,670	102,201
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$150,221	$156,105	$145,297

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Per Share Data	March 24, 2018	March 25, 2017

Net sales	$32,149	$31,866

Costs and Expenses
Cost of products sold	23,161	23,582
Selling, administrative and general expenses	6,950	5,930
Amortization	323	358

Operating Income	1,715	1,996

Other Income (Expense)
Interest expense	(189)	(167)
Equity in loss of affiliates	(12)	(52)
Gain on bargain purchase	—	256
Other income (loss)	(23)	4

Income Before Income Taxes	1,491	2,037

Provision for Income Taxes	275	649

Net Income	$1,216	$1,388

Earnings Per Share Data:
Basic earnings per share	$0.085	$0.097
Diluted earnings per share	$0.084	$0.097

Dividends declared	$0.125	$0.115

See notes to Consolidated Condensed Financial Statements.

4

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Share Information	March 24, 2018	March 25, 2017

Net Income	$1,216	$1,388

Foreign currency translation adjustment	(91)	549

Comprehensive Income	$1,125	$1,937

All amounts are net of tax

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands	March 24, 2018	March 25, 2017

Operating Activities:
Net income	$1,216	$1,388
Depreciation and amortization	913	901
Gain on disposal of property and equipment	—	(4)
Stock-based compensation	161	114
Gain on bargain purchase	—	(256)
Dividends received from equity method investments	—	2,168
Adjustments necessary to reconcile net income to net cash provided by operating activities	1,384	1,558
Net cash provided by operating activities	3,674	5,869

Investing Activities:
Purchase of property and equipment	(206)	(197)
Acquisitions	—	(1,401)
Proceeds from sale of property and equipment	—	4
Net cash used by investing activities	(206)	(1,594)

Financing Activities:
Proceeds from issuance of long-term debt	12,888	13,954
Payments on long-term debt	(13,318)	(15,142)
Proceeds from exercise of stock options	54	86
Cash dividends paid	(1,801)	(1,650)
Net cash used by financing activities	(2,177)	(2,752)
Net increase in cash and cash equivalents	1,291	1,523
Cash and cash equivalents, beginning of period	1,572	1,013
Cash and cash equivalents, end of period	$2,863	$2,536

Non-Cash Transactions
Note payable for deferred purchase price obligation	$—	$50

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for its annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 30, 2017 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2017 filed with the Securities and Exchange Commission.

Reclassifications – Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Note B - Seasonal Aspects

The results of operations for the three months ended March 24, 2018 and March 25, 2017 are not necessarily indicative of the results to be expected for the full year.

Note C – Inventories

In thousands	March 24, 2018	December 30, 2017	March 25, 2017

Raw materials	$3,466	$3,462	$4,206
Work in progress	3,346	2,927	4,068
Finished goods	33,302	28,771	28,920
	$40,114	$35,160	$37,194

Note D – Equity Interest Investments

The Company has a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture is accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment, snow sleds, and game products. Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Certain differences exist between U.S. GAAP and local GAAP in Sweden, and the impact of these differences is not reflected in the summarized information reflected in the table below. The most significant difference relates to the accounting for goodwill for Stiga which is amortized over eight years in Sweden but is not amortized for U.S. GAAP reporting purposes. The goodwill for Stiga was fully amortized as of December 27, 2014. The effect on Stiga’s net assets resulting from the cumulative amortization of goodwill for the periods ended March 24, 2018 and March 25, 2017 are addbacks to Stiga’s consolidated financial information of $10.8 million and $10.1 million, respectively. These net differences are comprised of cumulative goodwill adjustments of $15.1 million offset by the related cumulative tax effect of $4.3 million as of March 24, 2018 and cumulative goodwill adjustments of $14.1 million offset by the related cumulative tax effect of $4.0 million as of March 25, 2017. The Company’s 50% portion of net loss for Stiga for the periods ended March 24, 2018 and March 25, 2017 was ($12) thousand and ($52) thousand, respectively, and is included in equity in loss of affiliates on the Company’s statements of operations.

Summarized financial information for Stiga Sports AB balance sheets as of March 24, 2018, December 30, 2017, and March 25, 2017 and statements of operations for the three months ended March 24, 2018 and March 25, 2017 is as follows:

In thousands	March 24, 2018	December 30, 2017	March 25, 2017

Current assets	$29,841	$30,623	$27,931
Non-current assets	10,560	10,854	9,539
Total assets	40,401	41,477	37,470

Current liabilities	6,020	6,897	3,642
Non-current liabilities	5,429	5,462	5,376
Total liabilities	11,449	12,359	9,018

Net assets	$28,952	$29,118	$28,452

	Three Months Ended
	March 24, 2018	March 25, 2017

Net sales	$6,174	$5,125
Gross profit	2,677	2,278
Net loss	(23)	(105)

Note E – Income Taxes

The provision for income taxes was computed based on financial statement income.

During the year ended December 30, 2017, the Company calculated its best estimate of the impact of the Tax Cuts and Jobs Act of 2017 and as a result, recorded $3.0 million of income tax benefits. Additional work is necessary to determine the amount of accumulated foreign earnings and the corresponding foreign tax credit. The final impact may differ from these provisional amounts, possibly materially, due to, among other things, issuance of additional regulatory guidance, changes in interpretations and assumptions the Company has made, and actions the Company may take as a result of the Tax Cuts and Jobs Act of 2017. No adjustments were made to the provisional estimate during the three months ended March 24, 2018.

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at March 24, 2018, December 30, 2017 and March 25, 2017.

		Fair Value Measurements Using
March 24, 2018 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,863	$2,863	$—	$—

Financial liabilities
Current portion of long-term debt	$18,941	$—	$18,941	$—
Long-term debt	$3,750	$—	$3,750	$—

		Fair Value Measurements Using
December 30, 2017 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,572	$1,572	$—	$—

Financial liabilities
Current portion of long-term debt	$1,250	$—	$1,250	$—
Long-term debt	$21,871	$—	$21,871	$—

		Fair Value Measurements Using
March 25, 2017 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,536	$2,536	$—	$—

Financial liabilities
Current portion of long-term debt	$1,300	$—	$1,300	$—
Long-term debt	$23,000	$—	$23,000	$—

Note G – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the three months ended March 24, 2018, the Company awarded 14,250 restricted stock units to directors and 40,278 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2018 restricted stock units awarded to employees fully vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company on each applicable vesting date and that the performance criteria related to the market price of the Company’s stock is satisfied. The performance criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.125 per share by the Company during such four year period. If the performance criteria is not satisfied as of an applicable vesting date, then one-half of the RSUs eligible to vest on that date will vest and the remaining one-half will vest if, and only if, the performance criteria is met prior to the end of the four year vesting period. The Company utilizes the Monte Carlo technique to determine the fair value of restricted stock units granted for awards with market conditions.

For the three months ended March 24, 2018 and March 25, 2017, the Company recognized stock based compensation expense of $161 thousand and $114 thousand, respectively. At March 24, 2018 and March 25, 2017, respectively, there was $1.0 million and $1.0 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note H - Segment Information

	As of and for the Three Months Ended March 24, 2018
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$32,149	$—	$32,149
Operating income (loss)	2,093	(378)	1,715
Net income (loss)	1,384	(168)	1,216
Total assets	$124,354	$25,867	$150,221

	As of and for the Three Months Ended March 25, 2017
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$31,866	$—	$31,866
Operating income (loss)	2,359	(363)	1,996
Net income (loss)	1,394	(6)	1,388
Total assets	$125,023	$20,274	$145,297

Note I – Dividend Payment

On March 19, 2018, the Company paid a quarterly dividend of $0.125 per common share to all shareholders of record on March 12, 2018. The total amount of the dividend was approximately $1.8 million and was charged against retained earnings.

Note J - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
In thousands	March 24, 2018	March 25, 2017

Weighted average common shares outstanding	14,383	14,317
Dilutive effect of stock options and restricted stock units	24	40
Weighted average common shares outstanding, assuming dilution	14,407	14,357

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2018 and 2017 were 96,481 and 84,200, respectively.

Note K – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 24, 2018, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, that are of significance, or potential significance to the Company.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company adopted this standard on December 31, 2017. The adoption of this ASU did not have an impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company adopted this standard on December 31, 2017. As we did not have any business acquisitions during the three months ended March 24, 2018, our adoption did not have any impact on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard is in response to current diversity in practice and will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard on December 31, 2017. The adoption of this ASU did not have any impact on our consolidated condensed statements of cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). In 2016, the FASB issued further guidance that offers narrow scope improvements and clarifies certain implementation issues related to revenue recognition, including principal versus agent considerations and the identification of performance obligations and licensing. These additional updates have the same effective date as the new revenue guidance.

The Company adopted this standard on December 31, 2017 using the modified retrospective method. The adoption of this standard did not impact the timing of revenue recognition for our customer sales. We do not incur significant costs to obtain or to fulfill revenue contracts. For the Company, the most significant impact of the new standard is the requirement for enhanced footnote disclosures. Refer to Note L for disclosure requirements related to the adoption of this standard.

Note L – Revenue from Contracts with Customers

Revenue Recognition – Effective December 31, 2017, we adopted ASC 606. The adoption of this standard did not impact the timing of revenue recognition for customer sales. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our goods at a point in time based on shipping terms and transfer of title. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue.

Gross-to-net sales adjustments – We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statement of operations. These adjustments are referred to as gross-to-net sales adjustments and primarily fall into one of three categories; returns, warranties and customer allowances.

Returns – The Company records an accrued liability and reduction in sales for estimated product returns based upon historical experience. An accrued liability and reduction in sales is also recorded for approved return authorizations that have been communicated by the customer.

Warranties – Limited warranties are provided on certain products for varying periods. We record an accrued liability and reduction in sales for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and sales in the current year.

Customer Allowances – Customer allowances are common practice in the industries in which the Company operates. These agreements are typically in the form of advertising subsidies, volume rebates and catalog allowances and are accounted for as a reduction to gross sales. The Company reviews such allowances on an ongoing basis and accruals are adjusted, if necessary, as additional information becomes available.

Disaggregation of Revenue – We generate revenue from the sale of widely recognized sporting goods brands in basketball goals, archery, indoor and outdoor game recreation and fitness products. These products are sold through multiple sales channels that include; mass merchants, specialty dealers, key on-line retailers (“E-commerce”) and international. The following table depicts the disaggregation of revenue according to sales channel:

	Three Months Ended
All Amounts in Thousands	March 24, 2018	March 25, 2017

Gross Sales by Channel:
Mass Merchants	$13,112	$12,689
Specialty Dealers	12,935	13,224
E-commerce	7,573	7,445
International	1,903	916
Other	78	844
Total Gross Sales	35,601	35,118

Less: Gross-to-Net Sales Adjustments
Returns	926	803
Warranties	307	259
Customer Allowances	2,219	2,190
Total Gross-to-Net Sales Adjustments	3,452	3,252
Total Net Sales	$32,149	$31,866

Note M – Commitments and Contingencies

The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

The revolving credit facility has a due date within one year of the issuance of these financial statements. The Company utilizes the financing for long-term operating purposes and does not have liquid funds available to repay the balance at its maturity date. Management intends to renew the revolving credit facility on comparable terms at or before the maturity date and believes it is probable that such renewal will be successful.

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

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended
	March 24, 2018	March 25, 2017
Net revenue	100.0%	100.0%
Cost of products sold	72.0%	74.0%
Gross margin	28.0%	26.0%
Selling, administrative and general expenses	21.6%	18.6%
Amortization	1.0%	1.1%
Operating income	5.4%	6.3%

Revenue and Gross Margin

Net sales increased by $0.3 million or 0.9% for the first three months of 2018, compared with the same period in the prior year.

The overall gross margin percentage increased to 28.0% for the first quarter of 2018, compared to 26.0% for 2017. Gross profit was $9.0 for the first quarter of 2018 compared to $8.3 million for the same period in the prior year, an increase of $0.7 million or 8.5%. The improvement in gross margin was driven by product mix and stability within the Archery category.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $7.0 million for the first quarter of 2018 compared to $5.9 million for the same period in the prior year, an increase of $1.1 million or 17.2%. SG&A as a percent of sales is 21.6% for the first quarter of 2018 compared with 18.6% for the same period in the prior year. The increase in SG&A was due to expenses associated with our acquisition of Lifeline Products, LLC completed during the first quarter of 2017, start-up costs related to our new Vuly trampoline distribution agreement, and our continued investment in the e-commerce channel.

Provision for Income Taxes

The effective tax rate for the first three months of 2018 was 18.4% compared to 31.9% for the same period last year. The effective tax rate for 2018 is lower than 2017 as a result of the Tax Cuts and Jobs Act of 2017 effective for 2018 calendar year.

Financial Condition and Liquidity

Total debt at the end of the first three months of 2018 was $22.7 million, a decrease of $0.4 million from December 30, 2017. The following schedule summarizes the Company’s total debt:

In thousands	March 24, 2018	December 30, 2017	March 25, 2017

Current portion long-term debt	$18,941	$1,250	$1,300
Long term debt	3,750	21,871	23,000
Total	$22,691	$23,121	$24,300

As a percentage of stockholders’ equity, total debt was 20.4%, 20.7% and 23.8% at March 24, 2018, December 30, 2017, and March 25, 2017 respectively.

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

The Company and its subsidiaries conduct substantially all of their business in their respective currencies to avoid the effects of cross-border transactions. The functional currency for the foreign operations of Escalade is the U.S. dollar. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company carefully considers the use of transaction and balance sheet hedging programs such as matching assets and liabilities in the same currency. Such programs reduce, but do not entirely eliminate the impact of currency exchange rate changes. The Company has evaluated the use of currency exchange hedging financial instruments, but has determined that it would not use such instruments under the current circumstances. Changes in currency exchange rates may be volatile and could affect the Company’s performance.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2018.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

Not required.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 12/30/2017 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
First quarter purchases:
12/31/2017–1/27/2018	None	None	No Change	No Change
1/28/2018-2/24/2018	None	None	No Change	No Change
2/25/2018-3/24/2018	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ESCALADE, INCORPORATED

Date: April 19, 2018	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer (On behalf of the registrant and in his capacities as Principal Financial Officer and Principal Accounting Officer)

