Form 10-Q
period 2018-07-14
ESCALADE INC
filed 2018-08-14
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 14, 2018
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2018
Common, no par value	14,439,724

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	July 14, 2018	December 30, 2017	July 15, 2017
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,572	$1,572	$2,280
Receivables, less allowance of $534; $623; and $532; respectively	30,758	39,350	32,236
Inventories	41,454	35,160	37,470
Prepaid expenses	2,834	3,414	3,043
Prepaid income tax	—	764	773
Other current assets	21	—	—
TOTAL CURRENT ASSETS	90,639	80,260	75,802

Property, plant and equipment, net	12,990	14,286	13,910
Intangible assets, net	18,943	19,691	20,423
Goodwill	21,548	21,548	21,548
Investments	—	20,278	18,506
Other assets	—	42	60
TOTAL ASSETS	$144,120	$156,105	$150,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$1,250	$1,300
Trade accounts payable	6,874	4,295	8,047
Accrued liabilities	9,242	13,997	9,227
Income tax payable	480	—	—
TOTAL CURRENT LIABILITIES	16,596	19,542	18,574

Other Liabilities:
Long-term debt	—	21,871	22,386
Deferred income tax liability	2,469	2,469	5,216
Other liabilities	503	553	—
TOTAL LIABILITIES	19,568	44,435	46,176

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 14,439,724; 14,371,586; and 14,364,586; shares respectively	14,440	14,372	14,365
Retained earnings	110,112	99,908	92,368
Accumulated other comprehensive loss	—	(2,610)	(2,660)
TOTAL STOCKHOLDERS' EQUITY	124,552	111,670	104,073
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$144,120	$156,105	$150,249

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
All Amounts in Thousands Except Per Share Data	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017

Net sales	$48,684	$53,921	$80,833	$85,787

Costs and Expenses
Cost of products sold	37,187	40,843	60,348	64,425
Selling, administrative and general expenses	9,121	9,257	16,071	15,187
Amortization	425	489	748	847

Operating Income	1,951	3,332	3,666	5,328

Other Income (Expense)
Interest expense	(166)	(234)	(355)	(401)
Equity in earnings of affiliates	133	76	121	24
Gain on sale of equity method investment (includes ($3,729) of accumulated other comprehensive loss reclassification from foreign currency translation adjustment)	13,020	—	13,020	—
Gain on bargain purchase	—	—	—	256
Other income (expense)	(76)	(47)	(99)	(43)

Income Before Income Taxes	14,862	3,127	16,353	5,164

Provision for Income Taxes	2,791	1,031	3,066	1,680

Net Income	$12,071	$2,096	$13,287	$3,484

Earnings Per Share Data:
Basic earnings per share	$0.837	$0.146	$0.922	$0.243
Diluted earnings per share	$0.835	$0.146	$0.921	$0.242

Dividends declared	$0.125	$0.115	$0.25	$0.23

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
All Amounts in Thousands	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017

Net Income	$12,071	$2,096	$13,287	$3,484

Foreign currency translation adjustment before reclassification	(1,028)	1,071	(1,119)	1,620

Amounts reclassified from comprehensive income due to divestiture of equity investment	3,729	—	3,729	—

Comprehensive Income	$14,772	$3,167	$15,897	$5,104

All amounts are net of tax

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
All Amounts in Thousands	July 14, 2018	July 15, 2017

Operating Activities:
Net income	$13,287	$3,484
Depreciation and amortization	2,129	2,192
Gain on disposal of property and equipment	—	(4)
Stock-based compensation	370	288
Gain on sale of equity method investment	(13,020)	—
Gain on insurance proceeds received for damage to property	(241)	—
Gain on bargain purchase	—	(256)
Dividends received from equity method investments	2,323	2,168
Adjustments necessary to reconcile net income to net cash provided by operating activities	1,796	1,009
Net cash provided by operating activities	6,644	8,881

Investing Activities:
Purchase of property and equipment	(861)	(1,382)
Acquisitions	—	(1,401)
Proceeds from sale of equity investment	33,705	—
Insurance proceeds received for damage to property	1,018	—
Proceeds from sale of property and equipment	—	4
Net cash provided (used) by investing activities	33,862	(2,779)

Financing Activities:
Proceeds from issuance of long-term debt	21,873	29,400
Payments on long-term debt	(44,994)	(31,203)
Proceeds from exercise of stock options	54	118
Cash dividends paid	(3,604)	(3,302)
Director stock compensation	165	152
Net cash used by financing activities	(26,506)	(4,835)
Net increase in cash and cash equivalents	14,000	1,267
Cash and cash equivalents, beginning of period	1,572	1,013
Cash and cash equivalents, end of period	$15,572	$2,280

Non-Cash Transactions
Note payable for deferred purchase price obligation	$—	$50

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

Note B - Seasonal Aspects

The results of operations for the three and six month periods ended July 14, 2018 and July 15, 2017 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	July 14, 2018	December 30, 2017	July 15, 2017

Raw materials	$3,924	$3,462	$4,356
Work in progress	3,452	2,927	4,134
Finished goods	34,078	28,771	28,980
	$41,454	$35,160	$37,470

Note D – Equity Interest Investments

The Company had a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture was accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment, snow sleds, and game products. The Company entered into a share purchase agreement for the private sale of the Company’s 50% interest in the Stiga joint venture. On May 17, 2018, the Company completed the sale of its 50% interest for $33.7 million, resulting in a gain on sale of $13.0 million. In conjunction with the sale, the Company entered into a new license agreement with Stiga for the licensing rights to manufacture, market, promote, sell and distribute Stiga-branded table tennis hobby products in the United States, Mexico and Canada. The Company has had the licensing rights for such products since 1995 pursuant to an existing license agreement that continues through December 31, 2018. The new license agreement will go into effect on January 1, 2019.

Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts, and using average exchange rates for statement of operations amounts. Financial information for the current year represents the results of Stiga through the sale completion date. The Company’s 50% portion of net income for Stiga, included in equity in earnings of affiliates on the Company’s statements of operations, is as follows:

In thousands	Period from March 25, 2018 through May 17, 2018	Three Months Ended July 15, 2017	Period from December 31, 2017 through May 17, 2018	Six Months Ended July 15, 2017

Equity in earnings of affiliates	$133	$76	$121	$24

Summarized financial information for Stiga Sports AB balance sheets as of December 30, 2017, and July 15, 2017 and statements of operations for the period from March 25, 2018 through May 17, 2018, period from December 31, 2017 through May 17, 2018, and the three month and six month periods ended July 15, 2017 is as follows:

In thousands	December 30, 2017	July 15, 2017

Current assets	$30,623	$26,058
Non-current assets	10,854	10,451
Total assets	41,477	36,509

Current liabilities	6,897	5,755
Non-current liabilities	5,462	5,535
Total liabilities	12,359	11,290

Net assets	$29,118	$25,219

In thousands	Period from March 25, 2018 through May 17, 2018	Three Months Ended July 15, 2017	Period from December 31, 2017 through May 17, 2018	Six Months Ended July 15, 2017

Net sales	$6,804	$11,172	$12,978	$16,297
Gross profit	3,342	5,434	6,019	7,712
Net income	264	154	241	49

Note E – Income Taxes

The provision for income taxes was computed based on financial statement income.

During the year ended December 30, 2017, the Company calculated its best estimate of the impact of the Tax Cuts and Jobs Act of 2017 and as a result, recorded $3.0 million of income tax benefits. Additional work is necessary to determine the amount of accumulated foreign earnings and the corresponding foreign tax credit. The final impact may differ from these provisional amounts, possibly materially, due to, among other things, issuance of additional regulatory guidance, changes in interpretations and assumptions the Company has made, and actions the Company may take as a result of the Tax Cuts and Jobs Act of 2017. No adjustments were made to the provisional estimate during the six month period ended July 14, 2018.

Note F – Fair Values of Financial Instruments

The following methods were used to estimate the fair value of all financial instruments recognized in the accompanying balance sheets at amounts other than fair values.

Cash and Cash Equivalents

Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity.

Long-term Debt

Fair values of long-term debt is estimated based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and determined through the use of a discounted cash flow model. Proceeds from the sale of the Company’s 50% interest in Stiga were used to pay off outstanding debt during the quarter ending July 14, 2018.

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at July 14, 2018, December 30, 2017 and July 15, 2017.

		Fair Value Measurements Using
July 14, 2018 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$15,572	$15,572	$—	$—

		Fair Value Measurements Using
December 30, 2017 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,572	$1,572	$—	$—

Financial liabilities
Current portion of long-term debt	$1,250	$—	$1,250	$—
Long-term debt	$21,871	$—	$21,871	$—

		Fair Value Measurements Using
July 15, 2017 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,280	$2,280	$—	$—

Financial liabilities
Current portion of long-term debt	$1,300	$—	$1,300	$—
Long-term debt	$22,386	$—	$22,386	$—

Note G – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the six months ended July 14, 2018 and pursuant to the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 11,530 shares of common stock. During the six months ended July 14, 2018, the Company awarded 14,250 restricted stock units to directors and 40,278 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2018 restricted stock units awarded to employees fully vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company on each applicable vesting date and that the performance criteria related to the market price of the Company’s stock is satisfied. The performance criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.125 per share by the Company during such four year period. If the performance criteria is not satisfied as of an applicable vesting date, then one-half of the RSUs eligible to vest on that date will vest and the remaining one-half will vest if, and only if, the performance criteria is met prior to the end of the four year vesting period. The Company utilizes the Monte Carlo technique to determine the fair value of restricted stock units granted for awards with market conditions.

For the three and six months ended July 14, 2018, including expense associated with issuing certain directors stock in lieu of cash for certain director fees, the Company recognized stock based compensation expense of $374 thousand and $535 thousand, respectively compared to stock based compensation expense of $326 thousand and $440 thousand for the same periods in the prior year. At July 14, 2018 and July 15, 2017, respectively, there was $0.8 million and $0.8 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note H - Segment Information

	For the Three Months Ended July 14, 2018
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$48,684	$—	$48,684
Operating income (loss)	2,468	(517)	1,951
Net income	1,685	10,386	12,071

	As of and for the Six Months Ended July 14, 2018
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$80,833	$—	$80,833
Operating income (loss)	4,561	(895)	3,666
Net income	3,069	10,218	13,287
Total assets	$127,777	$16,343	$144,120

	For the Three Months Ended July 15, 2017
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$53,921	$—	$53,921
Operating income (loss)	3,810	(478)	3,332
Net income	2,005	91	2,096

	As of and for the Six Months Ended July 15, 2017
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$85,787	$—	$85,787
Operating income (loss)	6,169	(841)	5,328
Net income	3,399	85	3,484
Total assets	$127,999	$22,250	$150,249

Note I – Dividend Payment

On June 14, 2018, the Company paid a quarterly dividend of $0.125 per common share to all shareholders of record on June 7, 2018. The total amount of the dividend was approximately $1.8 million and was charged against retained earnings.

On March 19, 2018, the Company paid a quarterly dividend of $0.125 per common share to all shareholders of record on March 12, 2018. The total amount of the dividend was approximately $1.8 million and was charged against retained earnings.

Note J - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
In thousands	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017

Weighted average common shares outstanding	14,424	14,354	14,407	14,338
Dilutive effect of stock options and restricted stock units	26	30	24	31
Weighted average common shares outstanding, assuming dilution	14,450	14,384	14,431	14,369

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2018 and 2017 were 71,781 and 83,600, respectively.

Note K – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six month periods ended July 14, 2018, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, that are of significance, or potential significance to the Company.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company adopted this standard on December 31, 2017. The adoption did not have any impact on our condensed consolidated financial statements.

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

	Three Months Ended		Six Months Ended
All Amounts in Thousands	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017

Gross Sales by Channel:
Mass Merchants	$19,562	$25,355	$32,693	$38,263
Specialty Dealers	19,301	17,841	31,961	31,338
E-commerce	12,864	14,192	20,254	21,504
International	2,351	1,728	4,582	2,944
Other	348	104	537	289
Total Gross Sales	54,426	59,220	90,027	94,338

Less: Gross-to-Net Sales Adjustments
Returns	1,272	1,568	2,198	2,371
Warranties	494	62	801	321
Customer Allowances	3,976	3,669	6,195	5,859
Total Gross-to-Net Sales Adjustments	5,742	5,299	9,194	8,551
Total Net Sales	$48,684	$53,921	$80,833	$85,787

Contract Balances – The following table provides information on changes in our contract liability balances during the three and six month periods ending July 14, 2018 and July 15, 2017. The contract liability recorded during the quarter ending July 14, 2018 is related to a lump sum payment received for consulting services to be provided over the next year. The contract liability will be amortized, and revenues recognized, evenly over the year. At July 14, 2018, the contract liability balance was $930 and was reported within Accrued liabilities in our Consolidated Condensed Balance Sheet.

	Three Months Ended		Six Months Ended
All Amounts in Thousands	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017

Increase due to cash received, excluding amounts recognized as revenue during the period	$930	$-	$930	$-
Revenue recognized that was included in the contract liability balance at the beginning of the period	-	-	-	-
Increase in contract liability during the period	$930	$-	$930	$-

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

The Company is working to overcome the industry-wide downturn in the archery category, and bankruptcies that have plagued the retail industry. We believe these conditions have masked improvements in our other existing and acquired businesses and the expansion of our online distribution channels. Management believes that key indicators in measuring the success of these strategies are revenue growth, earnings growth, new product introductions, and the expansion of channels of distribution.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.4%	75.7%	74.7%	75.1%
Gross margin	23.6%	24.3%	25.3%	24.9%
Selling, administrative and general expenses	18.7%	17.2%	19.9%	17.7%
Amortization	0.9%	0.9%	0.9%	1.0%
Operating income	4.0%	6.2%	4.5%	6.2%

Revenue and Gross Margin

Sales decreased by 9.7% for the second quarter of 2018, compared with the same period in the prior year as the unseasonably cold spring weather carried well into the second quarter affecting our Outdoor product categories. For the first half of 2018, sales were down 5.8% compared to prior year.

The overall gross margin percentage decreased to 23.6% for the second quarter of 2018, compared to 24.3% for 2017 due to product mix. Gross margin percentage increased to 25.3% for the first six months of 2018, compared to 24.9% for the same period in the prior year. Gross margin in 2017 was negatively impacted by our archery category as we modified our crossbow product line to remain focused on providing the right product to the consumer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $9.1 million for the second quarter of 2018 compared to $9.3 million for the same period in the prior year, a decrease of $0.2 million or 1.5%. SG&A as a percent of sales is 18.7% for the second quarter of 2018 compared with 17.2% for the same period in the prior year. For the first half of 2018, SG&A were $16.1 million compared to $15.2 million for the same period in 2017, an increase of $0.9 million or 5.8%. As a percent of sales, SG&A is 19.9% for the first half of 2018 compared with 17.7% for the same period in the prior year.

Other Income and Expense

During the second quarter of 2018, the Company sold its 50% equity interest in Stiga Sports AB (Stiga) for $33.7 million, resulting in a gain on sale of $13.0 million. This one time gain substantially increased the Company’s second quarter earnings, offsetting the decreased operating revenues.

Provision for Income Taxes

The effective tax rate for the first half of 2018 was 18.7% compared to 32.5% for the same period last year. The effective tax rate for 2018 is lower than 2017 as a result of the Tax Cuts and Jobs Act of 2017 effective for 2018 calendar year.

Financial Condition and Liquidity

Total debt at the end of the first six months of 2018 was zero. Proceeds from the sale of the Company’s 50% interest in Stiga were used to pay off outstanding debt during the second quarter ending July 14, 2018. The following schedule summarizes the Company’s total debt:

In thousands	July 14, 2018	December 30, 2017	July 15, 2017

Current portion long-term debt	$0	$1,250	$1,300
Long term debt	0	21,871	22,386
Total	$0	$23,121	$23,686

As a percentage of stockholders’ equity, total debt was zero, 20.7% and 22.8% at July 14, 2018, December 30, 2017, and July 15, 2017 respectively.

The Company funds working capital requirements through operating cash flows and revolving credit agreements with its bank. Based on working capital requirements, the Company expects to have access to adequate levels of revolving credit to meet growth needs. The Company’s use of proceeds from the Stiga sale to repay its outstanding bank indebtedness included repayment of the $4.7 million outstanding amount on its term loan. The Company believes that its revolving credit facility, which had availability of $35.0 million as of July 14, 2018, is sufficient and that such term loan was not needed prior to its scheduled January 2021 maturity.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2018.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 3/24/2018 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
Second quarter purchases:
3/25/2018–4/21/2018	None	None	No Change	No Change
4/22/2018-5/19/2018	None	None	No Change	No Change
5/20/2018-6/16/2018	None	None	No Change	No Change
6/17/2018-7/14/2018
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

Number	Description

2.1	Share Purchase Agreement dated May 15, 2018 by and between Escalade, Incorporated and Goldcup 16681 AB. Incorporated by reference from the Company’s Form 8-K filed with the Commission on May 17, 2018.

3.1	Articles of Incorporation of Escalade, Incorporated. Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q.

3.2	Amended By-laws of Escalade, Incorporated, as amended April 22, 2014. Incorporated by reference from the Company’s 2014 First Quarter Report on Form 10-Q.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date: August 14, 2018	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)

