Form 10-Q
period 2018-10-06
ESCALADE INC
filed 2018-11-01
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 6, 2018 or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2018
Common, no par value	14,439,724

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	October 6, 2018	December 30, 2017	October 7, 2017
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,121	$1,572	$1,646
Receivables, less allowance of $516; $623; and $570; respectively	36,522	39,350	34,774
Inventories	45,660	35,160	42,392
Prepaid expenses	2,982	3,414	3,478
Prepaid income tax	—	764	520
Other current assets	12	—	—
TOTAL CURRENT ASSETS	96,297	80,260	82,810

Property, plant and equipment, net	13,367	14,286	14,215
Intangible assets, net	18,624	19,691	20,058
Goodwill	21,548	21,548	21,548
Investments	—	20,278	19,565
Other assets	—	42	51
TOTAL ASSETS	$149,836	$156,105	$158,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$1,250	$1,300
Trade accounts payable	9,465	4,295	9,935
Accrued liabilities	9,859	13,997	10,777
Income tax payable	1,120	—	—
TOTAL CURRENT LIABILITIES	20,444	19,542	22,012

Other Liabilities:
Long-term debt	—	21,871	24,738
Deferred income tax liability	2,469	2,469	5,375
Other liabilities	503	553	—
TOTAL LIABILITIES	23,416	44,435	52,125

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 14,439,724; 14,371,586; and 14,370,586; shares respectively	14,440	14,372	14,371
Retained earnings	111,980	99,908	93,967
Accumulated other comprehensive loss	—	(2,610)	(2,216)
TOTAL STOCKHOLDERS' EQUITY	126,420	111,670	106,122
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$149,836	$156,105	$158,247

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
All Amounts in Thousands Except Per Share Data	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017

Net sales	$43,955	$42,861	$124,788	$128,648

Costs and Expenses
Cost of products sold	31,646	31,502	91,994	95,927
Selling, administrative and general expenses	6,856	6,866	22,927	22,053
Amortization	319	365	1,067	1,212

Operating Income	5,134	4,128	8,800	9,456

Other Income (Expense)
Interest expense	(35)	(200)	(390)	(601)
Equity in earnings of affiliates	—	615	121	639
Gain on sale of equity method investment (includes ($3,729) of accumulated other comprehensive loss reclassification from foreign currency translation adjustment)	—	—	13,020	—
Gain on bargain purchase	—	—	—	256
Other income (expense)	7	(6)	(92)	(49)

Income Before Income Taxes	5,106	4,537	21,459	9,701

Provision for Income Taxes	1,531	1,419	4,597	3,099

Net Income	$3,575	$3,118	$16,862	$6,602

Earnings Per Share Data:
Basic earnings per share	$0.248	$0.217	$1.169	$0.460
Diluted earnings per share	$0.247	$0.217	$1.167	$0.459

Dividends declared	$0.125	$0.115	$0.375	$0.345

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017

Net Income	$3,575	$3,118	$16,862	$6,602

Foreign currency translation adjustment before reclassification	—	444	(1,119)	2,064

Amounts reclassified from comprehensive income due to divestiture of equity investment	—	—	3,729	—

Comprehensive Income	$3,575	$3,562	$19,472	$8,666

All amounts are net of tax

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
All Amounts in Thousands	October 6, 2018	October 7, 2017

Operating Activities:
Net income	$16,862	$6,602
Depreciation and amortization	3,056	3,167
Gain on disposal of property and equipment	—	(4)
Stock-based compensation	468	391
Gain on sale of equity method investment	(13,020)	—
Gain on insurance proceeds received for damage to property	(241)	—
Gain on bargain purchase	—	(256)
Dividends received from equity method investments	2,323	2,168
Adjustments necessary to reconcile net income to net cash provided by operating activities	(4,464)	(3,640)
Net cash provided by operating activities	4,984	8,428

Investing Activities:
Purchase of property and equipment	(1,846)	(2,298)
Acquisitions	—	(1,401)
Proceeds from sale of equity investment	33,705	—
Insurance proceeds received for damage to property	1,018	—
Proceeds from sale of property and equipment	—	4
Net cash provided (used) by investing activities	32,877	(3,695)

Financing Activities:
Proceeds from issuance of long-term debt	21,873	44,495
Payments on long-term debt	(44,994)	(43,946)
Proceeds from exercise of stock options	54	153
Cash dividends paid	(5,410)	(4,954)
Director stock compensation	165	152
Net cash used by financing activities	(28,312)	(4,100)
Net increase in cash and cash equivalents	9,549	633
Cash and cash equivalents, beginning of period	1,572	1,013
Cash and cash equivalents, end of period	$11,121	$1,646

Non-Cash Transactions
Note payable for deferred purchase price obligation	$—	$50

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

Note B - Seasonal Aspects

The results of operations for the three and nine month periods ended October 6, 2018 and October 7, 2017 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	October 6, 2018	December 30, 2017	October 7, 2017

Raw materials	$3,760	$3,462	$4,049
Work in progress	3,051	2,927	3,660
Finished goods	38,849	28,771	34,683
	$45,660	$35,160	$42,392

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

In thousands	Three Months Ended October 6, 2018	Three Months Ended October 7, 2017	Period from December 31, 2017 through May 17, 2018	Nine Months Ended October 7, 2017

Equity in earnings of affiliates	$—	$615	$121	$639

Summarized financial information for Stiga Sports AB balance sheets as of December 30, 2017, and October 7, 2017 and statements of operations for the three month period ended October 6, 2018, the period from December 31, 2017 through May 17, 2018, and the three month and nine month periods ended October 7, 2017 is as follows:

In thousands	December 30, 2017	October 7, 2017

Current assets	$30,623	$33,874
Non-current assets	10,854	10,645
Total assets	41,477	44,519

Current liabilities	6,897	11,481
Non-current liabilities	5,462	5,556
Total liabilities	12,359	17,037

Net assets	$29,118	$27,482

In thousands	Three Months Ended October 6, 2018	Three Months Ended October 7, 2017	Period from December 31, 2017 through May 17, 2018	Nine Months Ended October 7, 2017

Net sales	$—	$13,036	$12,978	$29,333
Gross profit	—	6,006	6,019	13,718
Net income	—	1,229	241	1,278

Note E – Income Taxes

The provision for income taxes was computed based on financial statement income.

During the year ended December 30, 2017, the Company calculated its best estimate of the impact of the Tax Cuts and Jobs Act of 2017 and as a result, recorded $3.0 million of income tax benefits. During the nine month period ended October 6, 2018, the Company continued its work to determine the amount of accumulated foreign earnings and the corresponding foreign tax credit. Based on the work completed, the Company recorded $0.6 million in income tax expense during the three and nine month periods ended October 6, 2018. We do not expect any further changes or adjustments to be made for the accumulated foreign earnings and corresponding foreign tax credit.

Note F – Fair Values of Financial Instruments

The following methods were used to estimate the fair value of all financial instruments recognized in the accompanying balance sheets at amounts other than fair values.

Cash and Cash Equivalents

Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity.

Long-term Debt

Fair values of long-term debt is estimated based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and determined through the use of a discounted cash flow model. Proceeds from the sale of the Company’s 50% interest in Stiga were used to pay off outstanding debt during the nine months ending October 6, 2018.

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at October 6, 2018, December 30, 2017 and October 7, 2017.

		Fair Value Measurements Using
October 6, 2018 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$11,121	$11,121	$—	$—

		Fair Value Measurements Using
December 30, 2017 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,572	$1,572	$—	$—

Financial liabilities
Current portion of long-term debt	$1,250	$—	$1,250	$—
Long-term debt	$21,871	$—	$21,871	$—

		Fair Value Measurements Using
October 7, 2017 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,646	$1,646	$—	$—

Financial liabilities
Current portion of long-term debt	$1,300	$—	$1,300	$—
Long-term debt	$24,738	$—	$24,738	$—

Note G – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the nine months ended October 6, 2018 and pursuant to the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 11,530 shares of common stock. During the nine months ended October 6, 2018, the Company awarded 14,250 restricted stock units to directors and 40,278 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2018 restricted stock units awarded to employees fully vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company on each applicable vesting date and that the performance criteria related to the market price of the Company’s stock is satisfied. The performance criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.125 per share by the Company during such four year period. If the performance criteria is not satisfied as of an applicable vesting date, then one-half of the RSUs eligible to vest on that date will vest and the remaining one-half will vest if, and only if, the performance criteria is met prior to the end of the four year vesting period. The Company utilizes the Monte Carlo technique to determine the fair value of restricted stock units granted for awards with market conditions.

For the three and nine months ended October 6, 2018, including expense associated with issuing certain directors stock in lieu of cash for certain director fees, the Company recognized stock based compensation expense of $98 thousand and $633 thousand, respectively compared to stock based compensation expense of $103 thousand and $543 thousand for the same periods in the prior year. At October 6, 2018 and October 7, 2017, respectively, there was $0.7 million and $0.6 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note H - Segment Information

	For the Three Months Ended October 6, 2018
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$43,955	$—	$43,955
Operating income (loss)	5,483	(349)	5,134
Net income (loss)	3,957	(382)	3,575

	As of and for the Nine Months Ended October 6, 2018
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$124,788	$—	$124,788
Operating income (loss)	10,044	(1,244)	8,800
Net income	7,026	9,836	16,862
Total assets	$138,286	$11,550	$149,836

	For the Three Months Ended October 7, 2017
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$42,861	$—	$42,861
Operating income (loss)	5,046	(918)	4,128
Net income	2,834	284	3,118

	As of and for the Nine Months Ended October 7, 2017
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$128,648	$—	$128,648
Operating income (loss)	11,215	(1,759)	9,456
Net income	6,233	369	6,602
Total assets	$135,574	$22,673	$158,247

Note I – Dividend Payment

On September 17, 2018, the Company paid a quarterly dividend of $0.125 per common share to all shareholders of record on September 10, 2018. The total amount of the dividend was approximately $1.8 million and was charged against retained earnings.

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

Note J - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
In thousands	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017

Weighted average common shares outstanding	14,440	14,367	14,417	14,347
Dilutive effect of stock options and restricted stock units	29	33	30	33
Weighted average common shares outstanding, assuming dilution	14,469	14,400	14,447	14,380

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2018 and 2017 were 69,531 and 77,600, respectively.

Note K – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine month periods ended October 6, 2018, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, that are of significance, or potential significance to the Company.

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

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017

Gross Sales by Channel:
Mass Merchants	$20,074	$22,247	$52,767	$60,510
Specialty Dealers	11,954	12,418	43,915	43,756
E-commerce	13,806	10,490	34,060	31,994
International	1,684	1,568	6,266	4,512
Other	663	58	1,200	347
Total Gross Sales	48,181	46,781	138,208	141,119

Less: Gross-to-Net Sales Adjustments
Returns	1,315	1,074	3,513	3,445
Warranties	289	245	1,090	566
Customer Allowances	2,622	2,601	8,817	8,460
Total Gross-to-Net Sales Adjustments	4,226	3,920	13,420	12,471
Total Net Sales	$43,955	$42,861	$124,788	$128,648

Contract Balances – The following table provides information on changes in our contract liability balances during the three and nine month periods ending October 6, 2018 and October 7, 2017. The contract liability recorded during the nine month periods ending October 6, 2018 is related to a lump sum payment received for consulting services to be provided over the next year. The contract liability will be amortized, and revenues recognized, evenly over the year. At October 6, 2018, the contract liability balance was $671 and was reported within Accrued liabilities in our Consolidated Condensed Balance Sheet.

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017

Increase due to cash received, excluding amounts recognized as revenue during the period	$-	$-	$671	$-
Revenue recognized that was included in the contract liability balance at the beginning of the period	259	-	-	-
Increase (decrease) in contract liability during the period	$(259)	$-	$671	$-

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

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.0%	73.5%	73.7%	74.6%
Gross margin	28.0%	26.5%	26.3%	25.4%
Selling, administrative and general expenses	15.6%	16.0%	18.3%	17.1%
Amortization	0.7%	0.9%	0.9%	0.9%
Operating income	11.7%	9.6%	7.1%	7.4%

Revenue and Gross Margin

Sales increased by 2.6% for the third quarter of 2018, compared with the same period in the prior year due to increases in our Archery and Indoor Games product categories. For the first nine months of 2018, sales were down 3.0% compared to prior year.

The overall gross margin percentage increased to 28.0% for the third quarter of 2018, compared to 26.5% for 2017 due to product mix. Gross margin percentage increased to 26.3% for the first nine months of 2018, compared to 25.4% for the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were flat for the third quarter of 2018 compared to $6.9 million for the same period in the prior year. SG&A as a percent of sales is 15.6% for the third quarter of 2018 compared with 16.0% for the same period in the prior year. For the first nine months of 2018, SG&A were $22.9 million compared to $22.1 million for the same period in 2017, an increase of $0.8 million or 4.0%. As a percent of sales, SG&A is 18.3% for the first nine months of 2018 compared with 17.1% for the same period in the prior year.

Other Income and Expense

During the first nine months of 2018, the Company sold its 50% equity interest in Stiga Sports AB (Stiga) for $33.7 million, resulting in a gain on sale of $13.0 million. This one time gain substantially increased the Company’s year to date earnings for 2018.

Provision for Income Taxes

The effective tax rate for the first nine months of 2018 was 21.4% compared to 31.9% for the same period last year. The effective tax rate for 2018 is lower than 2017 as a result of the Tax Cuts and Jobs Act of 2017 effective for 2018 calendar year.

Financial Condition and Liquidity

Total debt at the end of the first nine months of 2018 was zero. Proceeds from the sale of the Company’s 50% interest in Stiga were used to pay off outstanding debt. The following schedule summarizes the Company’s total debt:

In thousands	October 6, 2018	December 30, 2017	October 7, 2017

Current portion long-term debt	$0	$1,250	$1,300
Long term debt	0	21,871	24,738
Total	$0	$23,121	$26,038

As a percentage of stockholders’ equity, total debt was zero, 20.7% and 24.5% at October 6, 2018, December 30, 2017, and October 7, 2017 respectively.

The Company funds working capital requirements through operating cash flows and revolving credit agreements with its bank. Based on working capital requirements, the Company expects to have access to adequate levels of revolving credit to meet growth needs. The Company’s use of proceeds from the Stiga sale to repay its outstanding bank indebtedness included repayment of the $4.7 million outstanding amount on its term loan. The Company believes that its revolving credit facility, which had availability of $35.0 million as of October 6, 2018, is sufficient and that such term loan was not needed prior to its scheduled January 2021 maturity.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2018.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 7/14/2018 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
Third quarter purchases:
7/15/2018–8/11/2018	None	None	No Change	No Change
8/12/2018-9/8/2018	None	None	No Change	No Change
9/9/2018-10/6/2018	None	None	No Change	No Change
Total share purchases under the current program	982,916	$8.84	982,916	$2,273,939

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

ESCALADE, INCORPORATED

Date:	November 1, 2018	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)

