Form 10-K
period 2018-12-29
ESCALADE INC
filed 2019-02-22
CIK 33488

United States

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2018

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

Aggregate market value of common stock held by nonaffiliates of the registrant as of July 14, 2018 based on the closing sale price as reported on the NASDAQ Global Market: $146,185,880.

The number of shares of Registrant's common stock (no par value) outstanding as of February 20, 2019: 14,441,608.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 15, 2019 are incorporated by reference into Part III of this Report.

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

Product Category	Brand Names
Archery	Bear® Archery, Trophy Ridge®, Whisker Biscuit®, Cajun Bowfishing™, Karnage™, Fletcher™, Rocket®, SIK™, BearX™
Table Tennis	STIGA®, Ping-Pong®
Basketball Goals	Goalrilla™, Goaliath®, Silverback®, Hoopstar®, Goalsetter®
Trampoline	Vuly™
Play Systems	Woodplay®, Childlife®
Fitness	The STEP®, USWeight™, Lifeline®, Kettleworx®, Natural Fitness™, PER4M®
Game Tables (Hockey and Soccer)	Atomic®, American Legend®, Redline®, Triumph Sports™
Billiard Accessories	Mizerak®, Minnesota Fats®, Lucasi®, PureX®, Rage®, Players®
Darting	Unicorn®, Accudart®, Arachnid®, Nodor®, Winmau®
Outdoor Games	Zume Games®, Pickleball Now, Onix®, Viva Sol®, Triumph Sports™, Victory Tailgate™

During 2018, 2017 and 2016, the Company had one customer, Amazon.com, Inc., that accounted for approximately 19%, 18% and 13%, respectively of the Company’s revenues. During 2018, 2017 and 2016 the Company had another customer, Dick’s Sporting Goods, which accounted for approximately 13%, 17% and 18%, respectively, of the Company’s revenues.

As of December 29, 2018, the Company had approximately 14% and 24% of its total accounts receivable with Dick’s Sporting Goods and Amazon.com, Inc., respectively. As of December 30, 2017, the Company had approximately 22% and 25% of its total accounts receivable with Dick’s Sporting Goods and Amazon.com, Inc., respectively.

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

Licenses, Trademarks and Brand Names

The Company has an agreement and contract with STIGA Sports AB for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA® for North America. The Company also owns several registered trademarks and brand names including but not limited to Goalrilla™, Goalsetter®, Bear® Archery, Ping-Pong®, The Step®, Lifeline® and Woodplay®.

Backlog and Seasonality

Sales are based primarily on standard purchase orders and in most cases orders are shipped within the same month received. Unshipped orders at the end of the fiscal year (backlog) were not material and therefore are not an indicator of future results. Due to diversity in product categories, revenues have not been seasonal and are not expected to be so in the future.

Employees

The number of employees at December 29, 2018 and December 30, 2017 were as follows:

	2018	2017
Sporting Goods
USA	416	353
Mexico	97	131
Asia	18	17
Total	531	501

The I.U.E./C.W.A. (United Electrical Communication Workers of America, AFL-CIO) represents hourly rated employees at the Escalade Sports’ Evansville, Indiana distribution center. There were approximately 27 covered employees at December 29, 2018. A five year labor contract was negotiated and renewed in May 2016 and expires on May 1, 2021.

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

Operating results have fluctuated from quarter to quarter in the past, and the Company expects that they will continue to do so in the future. Factors that could cause these quarterly fluctuations include the following: international, national and local general economic and market conditions; the size and growth of the overall sporting goods markets; intense competition among manufacturers, marketers, distributors and sellers of products; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal demand for products; adverse weather conditions that may create fluctuations in demand for certain of our products; the size, timing and mix of purchases of products; fluctuations and difficulty in forecasting operating results; ability to sustain, manage or forecast growth and inventories; new product development and introduction; ability to secure and protect trademarks, patents and other intellectual property; performance and reliability of products; customer service; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation: exchange rates, import duties, tariffs, quotas and political and economic instability; changes in government regulations; any liability and other claims asserted against the Company; ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this Form 10-K and any other filings with the Securities and Exchange Commission.

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

Our quarterly cash dividend is currently $0.125 per common share. The dividend program requires the use of a portion of our cash flow. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors (Board) may, at its discretion, increase or decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

At December 29, 2018, the Company owned or operated from the following locations:

Location	Square Footage	Owned or Leased	Use

Evansville, Indiana, USA	523,000	Owned	Distribution; sales and marketing; engineering; administration
Rosarito, Mexico	174,700	Owned	Manufacturing and distribution
Gainesville, Florida, USA	154,200	Owned	Manufacturing and distribution
Olney, Illinois, USA	108,500	Leased	Manufacturing and distribution
Jacksonville, Florida, USA	31,800	Leased	Distribution; sales and marketing
Orlando, Florida, USA	50,018	Leased	Marketing; manufacturing and distribution
Orlando, Florida, USA	10,587	Leased	Manufacturing and distribution
Chicago, IL, USA	1,300	Leased	Sales and marketing; product management
Shanghai, China	3,225	Leased	Sales and sourcing

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

As of February 20, 2019, there were approximately 123 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 10/6/2018 under the current repurchase program.	982,916	$8.84	982,916	$2,273,939
Fourth quarter purchases:
10/7/2018 – 11/3/2018	None	None	None	No Change
11/4/2018 – 12/1/2018	None	None	None	No Change
12/2/2018 – 12/29/2018	900	$10.71	983,916	$2,264,304
Total share purchases under the current program	983,816	$8.85	983,816	$2,264,304

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

ITEM 6—SELECTED FINANCIAL DATA [Not Required]

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

In 2018, the Company acquired Victory Tailgate, LLC, a brand known for its premium licensed and customer tailgating games. The acquisition will significantly strengthen the Company’s leadership in the tailgating and lawn games’ categories, while providing exciting new opportunities within the sports licensing and customization space. The Company also sometimes divests or discontinues certain operations, assets, and products that do not perform to the Company's expectations or no longer fit with the Company's strategic objectives.

Management believes that key indicators in measuring the success of these strategies are revenue growth, earnings growth, new product introductions, and the expansion of channels of distribution. The following table sets forth the annual percentage change in revenues and net income over the past three years:

	2018	2017	2016

Net revenue
Sporting Goods	(0.9)%	3.3%	7.7%
Total	(0.9)%	3.3%	7.7%

Net income
Sporting Goods	14.4%	(1.7)%	(4.1)%
Total	45.4%	22.3%	(1.0)%

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	2018	2017	2016
Net revenue	100.0%	100.0%	100.0%
Cost of products sold	74.4%	74.8%	74.2%
Gross margin	25.6%	25.2%	25.8%
Selling, administrative and general expenses	16.9%	16.1%	15.9%
Amortization	0.8%	0.9%	1.4%
Operating income	7.9%	8.2%	8.5%

Revenue and Gross Margin

Net revenue was down 0.9% in 2018 compared to 2017.

The overall gross margin percentage increased to 25.6% in 2018 compared with 25.2% in 2017 due primarily to favorable product mix and increased sales and margins in archery.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $29.8 million in 2018 compared to $28.5 million in 2017, an increase of $1.3 million or 4.4%. SG&A increased as a result of acquisition related activity and customer specific advertising. SG&A as a percent of sales is 16.9% in 2018 compared with 16.1% in 2017.

Other Income

Other income, including equity in earnings of affiliates, increased in 2018 to $13.1 million compared with $1.7 million in 2017. During 2018, the Company recognized a $13.0 million gain in other income on the sale of our 50% owned equity method investment, Stiga, a Swedish entity. Equity in earnings of affiliates was $0.1 million in 2018 compared with $1.6 million in 2017.

Provision for Income Taxes

The effective tax rate for 2018 and 2017 was 22.7% and 9.4%, respectively. The 2018 effective tax rate is higher than the statutory rate primarily due to the impact of state income taxes and additional provisional expenses booked relative to the 2017 U.S. Tax Reform one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. The 2017 effective tax rate was lower than the statutory rate primarily due to the 2017 U.S. Tax Reforms signed into law on December 22, 2017 making significant changes to the Internal Revenue Code. Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

Sporting Goods

Net revenues, operating income, and net income for the Sporting Goods segment for the three years ended December 29, 2018 were as follows:

In Thousands	2018	2017	2016

Net revenue	$175,780	$177,333	$171,662
Operating income	13,999	15,600	15,731
Net income	9,869	8,626	8,774

Net revenue decreased 0.9% in 2018 compared to 2017. The Company continues to aggressively pursue opportunities to increase revenue through introduction of new products, expansion of product distribution, acquisitions, and increased investment in consumer marketing. Sales channels are predominately mass market retail customers, specialty retailers, dealers, and e-commerce.

Gross margin improved in 2018 compared with 2017. The gross margin ratio in 2018 was 25.6% compared to 25.2% in 2017 due primarily to favorable product mix and increased sales and margins in archery. Operating income as a percentage of net revenue decreased to 8.0% in 2018 compared to 8.8% in 2017.

Financial Condition and Liquidity

The current ratio, a basic measure of liquidity (current assets divided by current liabilities), for 2018 was 5.3, compared to 4.1 in 2017. Receivable levels increased to $40.7 million in 2018 compared with $39.4 million in 2017 and net inventory increased $3.9 million to $39.1 million in 2018 from $35.2 million in 2017. With proceeds from the sale of our 50% ownership in Stiga, total notes payable and long-term debt were extinguished during 2018 compared to $23.1 million in 2017. Total notes payable and long-term debt as a percentage of stockholders equity was 20.7% in 2017.

The Company’s working capital requirements are primarily funded through cash flows from operations and revolving credit agreements with its bank. During 2018, the Company’s maximum borrowings under its primary revolving credit lines and overdraft facility totaled $24.2 million compared to $29.0 million in 2017. The overall effective interest rate in 2018 was 4.9% compared to the effective rate of 3.1% in 2017. Proceeds from the sale of the Company’s 50% interest in Stiga were used to pay off outstanding debt, including the repayment of the Company’s outstanding term loan facility. Total debt at the end of the Company’s 2018 fiscal year was zero.

On January 21, 2019, the Company entered into an Amended and Restated Credit Agreement (“2019 Restated Credit Agreement”) with the its issuing bank, JPMorgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the 2019 Restated Credit Agreement (collectively, the “Lender”). Under the terms of the 2019 Restated Credit Agreement, the Lender has made available to the Company a senior revolving credit facility with increased maximum availability of $50.0 million. The maturity date was extended to January 31, 2022. In addition to the increased borrowing amount and extended maturity date, other significant changes reflected in the 2019 Restated Credit Agreement include: more favorable interest rate provisions; increases in borrowing base availability; releases of existing mortgages on the Company’s real property; and increasing to $25.0 million the total consideration that the Company may use for acquisitions without obtaining the Lender’s consent, as long as no event of default exists.

Operating cash flows were used to fund acquisitions and to pay shareholder dividends.

In 2019, the Company estimates capital expenditures to be approximately $3.0 million.

The Company believes that cash generated from its projected 2019 operations and the commitment of borrowings from its primary lender will provide it with sufficient cash flows for its operations.

It is possible that if economic conditions deteriorate, this could have adverse effects on the Company’s ability to operate profitably during fiscal year 2019. To the extent that occurs, management will pursue cost reduction initiatives and consider realignment of its infrastructure in an effort to match the Company’s overhead and cost structure with the sales level dictated by current market conditions.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under the sub-heading “New Accounting Pronouncements”.

Off Balance Sheet Financing Arrangements

The Company has no financing arrangements that are not recorded on the Company’s balance sheet.

Contractual Obligations

The following schedule summarizes the Company’s material contractual obligations as of December 29, 2018:

Amounts in thousands	Total	2019	2020 – 2021	2022 – 2023	Thereafter

Debt	$-	$-	$-	$-	$—
Future interest payments	-	-	-	-	—
Operating leases	812	594	218	—	—
Minimum payments under purchase, royalty and license agreements	3,977	1,159	1,616	1,202	—
Total	$4,789	$1,753	$1,834	$1,202	$—

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

The Company has one reporting unit that is identical to our operating segment, Sporting Goods. Of the total recorded goodwill of $26.4 million at December 29, 2018, the entire amount was allocated to the Escalade Sports reporting unit. The results of the qualitative impairment assessment of the Escalade Sports reporting unit indicated that the fair value of the invested capital exceeded the carrying value of the invested capital as of December 29, 2018.

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

Non-Marketable Equity Method Investment

The Company had a minority equity position in a company strategically related to the Company’s business, but did not have control over this company. The accounting method employed was dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest was less than 20% and the degree of influence was not significant, the cost method of accounting is employed. Where the equity interest was greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income was recorded in equity in earnings of affiliates on the consolidated statements of operations. The proportionate share of net income was $0.1 million and $1.6 million and $1.7 million in 2018, 2017 and 2016, respectively. Total cash dividends received from this equity investment amounted to $2,323 thousand, $2,168 thousand, and $1,060 thousand in 2018, 2017 and 2016, respectively. On May 17, 2018, the company completed the sale of its 50% interest for $33.7 million, resulting in a gain on sale of $13.0 million. In conjunction with the sale, the Company entered into a new license agreement with Stiga for the licensing rights to manufacture, market, promote, sell and distribute Stiga-branded table tennis hobby products in the United States, Mexico and Canada. The Company has had the licensing rights for such products since 1995 pursuant to an existing license agreement that expired December 31, 2018. The new license agreement went into effect on January 1, 2019.

Effect of Inflation

The Company cannot accurately determine the precise effects of inflation. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expenses; improving manufacturing technologies; and redesigning products to keep these costs under control.

Capital Expenditures

As of December 29, 2018, the Company had no material commitments for capital expenditures. In 2019, the Company estimates capital expenditures to be approximately $3.0 million.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK [Not Required]

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

The management of Escalade assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (published in 2013) and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that, as of December 29, 2018, the Company’s internal control over financial reporting was effective.

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

/s/ David L. Fetherman, Chief Executive Officer      /s/ Stephen R. Wawrin, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2018. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 15, 2019 under the captions “Certain Beneficial Owners,” “Election of Directors,” “Executive Officers of the Registrant,” “Board of Directors, Its Committees, Meetings and Functions,” and “Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11— EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 15, 2019 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee” and “Executive Compensation” and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appears under the caption “Report of the Compensation Committee” is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 15, 2019 under the captions “Certain Beneficial Owners” and “Election of Directors” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders (1)	35,000	$13.31	1,412,402
Equity compensation plans not approved by security holders	—	—	—
Total	35,000		1,412,402

(1) These plans include the Escalade, Incorporated 2007 Incentive Plan, including an additional 1,500,000 shares added under a 2012 amendment to the Escalade 2007 Incentive Plan, and the Escalade, Incorporated 2017 Incentive Plan. All plans were approved by stockholders at Escalade’s Annual Meetings of Stockholders in 2007, 2012, and 2017, respectively.

(2) Does not include 125,987 shares subject to outstanding, unvested restricted stock awards.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on May 15, 2019 under the captions “Election of Directors” and “Board of Directors, Its Committees, Meetings and Functions” and is incorporated herein by reference. The information required by Item 404 of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 15, 2019 under the caption “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 15, 2019 under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

Part IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)         Documents filed as a part of this report:

(1)         Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated financial statements of Escalade, Incorporated and subsidiaries:
Consolidated balance sheets—December 29, 2018 and December 30, 2017
Consolidated statements of operations—fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016
Consolidated statements of comprehensive income—fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016
Consolidated statements of stockholders’ equity—fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016
Consolidated statements of cash flows—fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016
Notes to consolidated financial statements

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(3)         Exhibits

3.1	Articles of Incorporation of Escalade, Incorporated (a)
3.2	Amended By-Laws of Escalade, Incorporated (f)
10.1	Amended and Restated Credit Agreement dated as of January 21, 2019 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material) (b)
10.2	Pledge and Security Agreement dated as of January 21, 2019 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material) (c)

(4)         Executive Compensation Plans and Arrangements

10.3	Escalade, Incorporated 2007 Incentive Plan, as amended, incorporated by reference herein from Annex 1 and 2 to the Registrant’s 2012 Definitive Proxy Statement (e)
10.4	Escalade, Incorporated 2017 Incentive Plan, incorporated by reference herein from Annex 1 to the Registrant’s 2017 Definitive Proxy Statement (i)
10.5	Form of Stock Option Award Agreement utilized in Stock Option grants to employees pursuant to the Escalade, Incorporated 2017 Incentive Plan (d)
10.6	Form of Stock Option Award Agreement utilized in Stock Option grants to Directors pursuant to the Escalade, Incorporated 2017 Incentive Plan (d)
10.7	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants to employees pursuant to the Escalade Incorporated 2017 Incentive Plan (d)
10.8	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants to Directors pursuant to the Escalade, Incorporated 2017 Incentive Plan (d)
10.9	Executive Severance agreement, dated June 9, 2016 between David L. Fetherman and Escalade, Inc. (h)
21	Subsidiaries of the Registrant
23.1	Consent of BKD, LLP
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer Section 1350 Certification
32.2	Chief Financial Officer Section 1350 Certification
101.Cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.Def	XBRL Taxonomy Extension Definition Linkbase Document
101.Lab	XBRL Taxonomy Extension Label Linkbase Document
101.Pre	XBRL Taxonomy Extension Presentation Linkbase Document
101.Ins	XBRL Instance Document
101.Sch	XBRL Taxonomy Extension Schema Document

(a)	Incorporated by reference from the Company's 2007 First Quarter Report on Form 10-Q
(b)

Incorporated by reference from the Company's Form 8-K/A filed on February 1, 2019. The 2019 Amended and Restated Credit Agreement supersedes the 2016 Credit Agreement with JPMorgan Chase Bank, N.A. previously entered into by the Company and Indian Industries, Inc. The domestic subsidiaries of the Company and Indian Industries are parties to the 2019 Amended and Restated Credit Agreement as subsidiary guarantors, which supersedes the Unlimited Continuing Guarantees previously entered into by those subsidiaries.

(c)

Incorporated by reference from the Company’s Form 8-K filed on January 25, 2019. The 2019 Pledge and Security Agreement supersedes the pledge agreements previously entered into by the Company, Indian Industries, Inc. and their domestic subsidiaries

(d)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 30, 2017 and filed on February 27, 2018
(e)	Incorporated by reference from the Company’s 2012 Proxy Statement
(f)	Incorporated by reference from the Company’s 2014 First Quarter Report on Form 10-Q filed on April 22, 2014
(g)	Incorporated by reference from the Company’s 2016 First Quarter Form 10-Q filed on April 15, 2016
(h)	Incorporated by reference from the Company’s Form 8-K filed on June 13, 2016
(i)	Incorporated by reference from the Company’s 2017 Proxy Statement

ITEM 16—FORM 10-K SUMMARY

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

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated as of December 29, 2018, and December 30, 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 29, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalade, Incorporated as of December 29, 2018, and December 30, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Escalade, Incorporated’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2019, expressed an unqualified opinion on the effectiveness of Escalade, Incorporated’s internal control over financial reporting.

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

February 22, 2019

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

Opinion on the Internal Control Over Financial Reporting

We have audited Escalade, Incorporated’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, Escalade, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Escalade, Incorporated and our report dated February 22, 2019, expressed an unqualified opinion thereon.

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

As permitted, the Company excluded the operations of Victory Tailgate, LLC, a business acquired on November 8, 2018, from the scope of management’s report on internal control over financial reporting. As such, this entity has also been excluded from the scope of our audit of internal control over financial reporting.

/s/ BKD, LLP

Evansville, Indiana

February 22, 2019

Escalade, Incorporated and Subsidiaries

Consolidated Balance Sheets

All Amounts in Thousands Except Share Information	December 29, 2018	December 30, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$2,824	$1,572
Receivables, less allowances of $532 and $623	40,682	39,350
Inventories	39,122	35,160
Prepaid expenses	4,151	3,414
Prepaid income tax	1,082	764
Other current assets	2	-
TOTAL CURRENT ASSETS	87,863	80,260

Property, plant and equipment, net	15,498	14,286
Intangible assets	19,785	19,691
Goodwill	26,381	21,548
Investments	-	20,278
Other assets	-	42
TOTAL ASSETS	$149,527	$156,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$-	$1,250
Trade accounts payable	5,631	4,295
Accrued liabilities	11,072	13,997
TOTAL CURRENT LIABILITIES	16,703	19,542

Long-term debt	-	21,871
Deferred income tax liability	3,409	2,469
Other liabilities	1,094	553
TOTAL LIABILITIES	21,206	44,435

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock Authorized: 1,000,000 shares, no par value, none issued
Common stock Authorized: 30,000,000 shares, no par value Issued and outstanding: 2018 —14,438,824 shares, 2017 —14,371,586 shares	14,439	14,372
Retained earnings	113,882	99,908
Accumulated other comprehensive loss	-	(2,610)
TOTAL STOCKHOLDERS’ EQUITY	128,321	111,670
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,527	$156,105

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Operations

	Years Ended
All Amounts in Thousands Except Per Share Data	December 29, 2018	December 30, 2017	December 31, 2016

Net Sales	$175,780	$177,333	$171,662

Costs and Expenses
Cost of products sold	130,750	132,606	127,395
Selling, administrative and general expenses	29,807	28,548	27,357
Amortization	1,406	1,579	2,327

Operating Income	13,817	14,600	14,583

Other Income (Expense)
Interest expense	(427)	(804)	(834)
Equity in earnings of affiliates	121	1,634	1,672
Gain on sale of equity method investment (includes ($3,729) of accumulated other comprehensive loss reclassification from foreign currency translation adjustment)	13,020	—	—
Gain on bargain purchase	—	256	—
Other income (expense)	(89)	(169)	121

Income Before Income Taxes	26,442	15,517	15,542

Provision for Income Taxes	6,000	1,456	4,049

Net Income	$20,442	$14,061	$11,493

Earnings Per Share Data:
Basic earnings per share	$1.42	$0.98	$0.81
Diluted earnings per share	$1.41	$0.98	$0.80

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended
All Amounts in Thousands	December 29, 2018	December 30, 2017	December 31, 2016

Net Income	$20,442	$14,061	$11,493

Foreign currency translation adjustment before reclassifications	(1,119)	1,670	(1,102)

Amounts reclassified from comprehensive income due to divestiture of equity investment	3,729	-	-

Comprehensive Income	$23,052	$15,731	$10,391

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
All Amounts in Thousands	Shares	Amount	Earnings	Income (Loss)	Total

Balances at December 26, 2015	14,180	$14,180	$85,478	$(3,178)	$96,480

Other comprehensive loss				(1,102)	(1,102)
Net income			11,493		11,493
Expense of stock options and restricted stock units			398		398
Exercise of stock options	96	96	451		547
Settlement of restricted stock units	16	16	(16)		—
Tax benefit from settlement of stock compensation			35		35
Dividends declared			(6,282)		(6,282)
Stock issued to directors as compensation	13	13	131		144

Balances at December 31, 2016	14,305	$14,305	$91,688	$(4,280)	$101,713

Other comprehensive income				1,670	1,670
Net income			14,061		14,061
Expense of stock options and restricted stock units			522		522
Exercise of stock options	28	28	131		159
Settlement of restricted stock units	26	26	(26)		—
Dividends declared			(6,607)		(6,607)
Stock issued to directors as compensation	13	13	139		152

Balances at December 30, 2017	14,372	$14,372	$99,908	$(2,610)	$111,670

Other comprehensive income				2,610	2,610
Net income			20,442		20,442
Expense of stock options and restricted stock units			604		604
Exercise of stock options	9	9	45		54
Settlement of restricted stock units	47	47	(47)		—
Dividends declared			(7,215)		(7,215)
Stock issued to directors as compensation	12	12	154		166
Purchase of stock	(1)	(1)	(9)		(10)

Balances at December 29, 2018	14,439	$14,439	$113,882	$-	$128,321

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
All Amounts in Thousands	December 29, 2018	December 30, 2017	December 31, 2016
Operating Activities:
Net Income	$20,442	$14,061	$11,493
Reconciling adjustments:
Depreciation and amortization	3,857	3,910	5,244
Provision for doubtful accounts	155	775	1,758
Stock option and restricted stock unit expense	604	522	398
Equity in net income of joint venture investments	(121)	(1,634)	(1,672)
Deferred income taxes	940	(2,947)	(375)
Gain on sale of equity method investment	(13,020)	—	—
Gain on insurance proceeds received for damage to property	(377)	—	—
Gain on bargain purchase	—	(256)	—
Gain on disposals of assets	—	(5)	(2,158)
Dividends received from equity method investments	2,323	2,168	1,060
Changes in
Accounts receivable	(1,140)	(3,366)	2,709
Inventories	(3,359)	(468)	(6,548)
Prepaids and other assets	194	(507)	950
Accounts payable and accrued expenses	(3,992)	1,110	(690)
Net cash provided by operating activities	6,506	13,363	12,169

Investing Activities:
Purchase of property and equipment	(2,818)	(2,745)	(2,653)
Acquisitions	(7,169)	(1,450)	(9,659)
Proceeds from sale of equity investment	33,705	—	—
Net purchase of marketable securities	—	—	(57)
Insurance proceeds received for damage to property	1,154	—	—
Proceeds from sale of property and equipment	—	5	2,568
Net cash provided by (used in) investing activities	24,872	(4,190)	(9,801)

Financing Activities:
Dividends paid	(7,215)	(6,607)	(6,282)
Proceeds from issuance of long-term debt	28,024	56,713	65,887
Payments on long-term debt	(51,145)	(59,031)	(63,585)
Proceeds from exercise of stock options	54	159	547
Deferred financing fees	—	—	(83)
Tax benefit from settlement of stock compensation	—	—	35
Purchase of stock	(10)	—	—
Director stock compensation	166	152	144
Net cash used in financing activities	(30,126)	(8,614)	(3,337)

Increase (Decrease) in Cash and Cash Equivalents	1,252	559	(969)

Cash and Cash Equivalents, beginning of year	1,572	1,013	1,982

Cash and Cash Equivalents, end of year	$2,824	$1,572	$1,013

Supplemental Cash Flows Information
Interest paid	$423	$792	$866
Income taxes paid	$4,844	$3,816	$3,333
Information regarding the Company’s acquisitions in 2018, 2017 and 2016 are as follows:
Fair value of assets acquired	$9,285	$2,018	$10,597
Cash paid for assets	(7,169)	(1,450)	(9,464)
Consideration of holdback provision	286	—	—
Liabilities assumed	$2,402	$568	$1,133

See notes to consolidated financial statements.

Note 1 —Nature of Operations and Summary of Significant Accounting Policies

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

Fiscal Year End

The Company’s fiscal year is a 52 or 53 week period ending on the last Saturday in December. Fiscal year 2018 was 52 weeks long, ending December 29, 2018. Fiscal year 2017 was 52 weeks long, ending on December 30, 2017. Fiscal year 2016 was 53 weeks long, ending December 31, 2016.

Cash and Cash Equivalents

Highly liquid financial instruments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents.

Accounts Receivable

Revenue from the sale of the Company’s products is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our goods at a point in time based on shipping terms and transfer of title. Accounts receivable are stated at the amount billed to customers. Interest and late charges billed to customers are not material and, because collection is uncertain, are not recognized until collected and are therefore not included in accounts receivable. The Company provides an allowance for doubtful accounts which is described in Note 2 – Certain Significant Estimates.

Inventories

Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower of cost or net realizable value for 2018 and 2017. This inventory valuation reserve totaled $456 thousand and $504 thousand at fiscal year-end 2018 and 2017, respectively. Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

In Thousands	2018	2017

Raw materials	$3,622	$3,462
Work in process	2,892	2,927
Finished goods	32,608	28,771
	$39,122	$35,160

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

In Thousands	2018	2017

Land	$1,943	$1,943
Buildings and leasehold improvements	16,768	16,392
Machinery and equipment	27,458	24,453
Total cost	46,169	42,788
Accumulated depreciation and amortization	(30,671)	(28,502)
	$15,498	$14,286

The Company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. No asset impairment was recognized during the years ended 2018, 2017, or 2016.

During the year ended December 31, 2016, the Company sold its Wabash, Indiana land and building for a purchase price of approximately $2.1 million. The sale resulted in a gain of approximately $1.9 million, recognized within operating income for the year ended December 31, 2016.

Investments

Investments are composed of the following:

In Thousands	2018	2017

Non-marketable equity investments (equity method)	$—	$20,278

Non-Marketable Equity Investment: The Company had an equity position in a company that strategically related to the Company’s business, but the Company did not have control over that entity. The accounting method employed was dependent on the level of ownership and degree of influence the Company could exert on operations. Where the equity interest was less than 20% and the degree of influence was not significant, the cost method of accounting was employed. Where the equity interest was greater than 20% but not more than 50%, the equity method of accounting was utilized. Under the equity method, the Company’s proportionate share of net income (loss) was recorded in equity in earnings of affiliates on the consolidated statement of operations. The proportionate share of net income was $0.1 million, $1.6 million and $1.7 million in 2018, 2017 and 2016, respectively. Total cash dividends received from this equity investment amounted to $2,323 thousand, $2,168 thousand, and $1,060 thousand in 2018, 2017 and 2016, respectively. The Company considered whether the fair value of its equity investment declined below its carrying value whenever adverse events or changes in circumstances indicated that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down was recorded to estimated fair value.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over fair value of net tangible and identifiable intangible assets of acquired businesses. Intangible assets consist of patents, consulting agreements, non-compete agreements, customer lists, developed technology, license agreements, and trademarks. Goodwill is deemed to have an indefinite life and is not amortized, but is subject to impairment testing annually in accordance with guidance included in FASB ASC 350, Intangibles – Goodwill and Other. Other intangible assets are amortized using the straight-line method over the following lives: license agreements, 17 years; developed technology, 5 years; trademarks, 20 years to indefinite life; consulting agreements, the life of the agreement; customer lists, 3 to 14 years; non-compete agreements, the lesser of the term or 5 years; and patents, the lesser of the remaining life or 5 to 15 years.

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

Employee Incentive Plan

During 2017, the Company approved an incentive plan explained in Note 10. The Company accounts for this plan under the recognition and measurement principles of FASB ASC 718, Equity Based Payments.

Foreign Currency Translation

The functional currency for the foreign operations of Escalade is the U.S. dollar. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Operations and were insignificant in fiscal years 2018, 2017, and 2016.

Cost of Products Sold

Cost of products sold is comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Other Income (Loss)

The components of Other Income (Loss) are as follows:

In Thousands	2018	2017	2016

Rent income from real estate	$—	$—	$158
Other loss	(89)	(169)	(37)
	$(89)	$(169)	$121

Provision for Income Taxes

Income tax in the consolidated statement of operations includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs incurred during 2018, 2017 and 2016 were approximately $1.5 million, $1.6 million, and $1.5 million, respectively.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

New Accounting Pronouncements and Changes in Accounting Principles

Standards Adopted:

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company adopted this standard on December 31, 2017. The adoption of this ASU did not have an impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company adopted this standard on December 31, 2017. The adoption did not have any impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard is in response to current diversity in practice and will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard on December 31, 2017. The adoption of this ASU did not have any impact on our consolidated statements of cash flows.

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

The Company adopted this standard on December 31, 2017 using the modified retrospective method. The adoption of this standard did not impact the timing of revenue recognition for our customer sales. We do not incur significant costs to obtain or to fulfill revenue contracts. For the Company, the most significant impact of the new standard is the requirement for enhanced footnote disclosures. Refer to Note 18 for disclosure requirements related to the adoption of this standard.

New Accounting Standards to be Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. We have completed our analysis of the impact this guidance will have on our consolidated financial statements and related disclosures, and other than an increase in the level of disclosures, we do not expect the impact to be material.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases: Targeted Improvements. Both ASUs amend ASC 842, Leases. The provisions impacting the Company in these ASUs are an option that will not require prior periods to be restated at the adoption date. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect on its financial statements and plans to adopt the ASU using the modified-retrospective approach that will not require prior periods to be restated. We do not expect the standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments are effective for annual impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The provisions of the amendment should be adopted on a prospective basis. We do not expect the standard to have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which amends ASC 740, Income Taxes. The ASU provides guidance on when to record and disclose provisional amounts related to tax reform. The ASU allows for a measurement period up to one year after the enactment date of tax reform to complete the related accounting requirements and was effective when issued. The Company completed the adjustments related to tax reform within the allowed period. The effects of tax reform to the Company’s Consolidated Statement of Operations are presented in Note 12.

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

Other intangible assets are amortized using the straight-line method over the following lives: license agreements, 17 years; developed technology, 5 years; trademarks, 20 years to indefinite life; consulting agreements, the life of the agreement; customer lists, 3 to 14 years; non-compete agreements, the lesser of the term or 5 years; and patents, the lesser of the remaining life or 5 to 15 years.

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

In Thousands	2018	2017	2016

Beginning balance	$691	$876	$847
Additions	1,448	1,036	1,501
Deductions	(1,437)	(1,221)	(1,472)
Ending balance	$702	$691	$876

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

In Thousands	2018	2017	2016

Beginning balance	$504	$415	$471
Additions	383	288	327
Deductions	(431)	(199)	(383)
Ending balance	$456	$504	$415

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

In Thousands	2018	2017	2016

Beginning balance	$623	$910	$1,086
Additions	155	775	1,758
Deductions	(246)	(1,062)	(1,934)
Ending balance	$532	$623	$910

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

In Thousands	2018	2017	2016

Beginning balance	$3,357	$2,777	$2,151
Additions	6,575	6,608	5,778
Deductions	(8,382)	(6,028)	(5,152)
Ending balance	$1,550	$3,357	$2,777

Note 3 — Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands	2018	2017

Employee compensation	$2,858	$2,813
Customer related allowances and accruals	4,627	6,324
Other accrued items	3,587	4,860
	$11,072	$13,997

Note 4 — Operating Leases

The Company leases warehouse and office space under non-cancelable operating leases that expire at various dates through 2021. Terms of the leases, including renewals, taxes, utilities, and maintenance, vary by lease. Total rental expense included in the results of operations relating to all leases was $0.9 million in 2018, $1.0 million in 2017, and $0.9 million in 2016.

At December 29, 2018, minimum rental payments for warehouse and office space under non-cancelable leases with terms of more than one year were as follows:

In Thousands	Amount

2019	$594
2020	178
2021	40
2022	—
Thereafter	—
$812

Note 5 — Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

	2018		2017
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	24,515	23,506	$24,515	$23,322
Non-compete agreements	2,749	2,625	2,749	2,545
Customer list	13,963	4,520	13,913	3,403
Trademarks	8,181	124	7,905	121
Developed technology	475	16	—	—
License agreements	700	7	—	—
	50,583	30,798	$49,082	$29,391

Amortization expense was $1.4 million, $1.6 million and $2.3 million for 2018, 2017 and 2016, respectively.

Estimated future amortization expense is summarized in the following table:

In Thousands	2019	2020	2021	2022	2023	Thereafter

Sporting Goods	1,446	1,401	1,351	1,332	1,254	5,217

All goodwill is allocated to the operating segment of the business. The changes in the carrying amount of goodwill were:

In Thousands	Sporting Goods

Balance at December 31, 2016	$21,456
Acquisition	92
Balance at December 30, 2017	$21,548
Acquisition	4,833
Balance at December 29, 2018	$26,381

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

Note 6 —       Equity Interest Investments

The Company had a 50% interest in a joint venture, Stiga Sports AB (Stiga). The joint venture was accounted for under the equity method of accounting. Stiga, located in Sweden, is a global sporting goods company producing table tennis equipment, snow sleds and game products. The Company entered into a share purchase agreement for the private sale of the Company’s 50% interest in the Stiga joint venture. On May 17, 2018, the Company completed the sale of its 50% interest for $33.7 million, resulting in a gain on sale of $13.0 million. In conjunction with the sale, the Company entered into a new license agreement with Stiga for the licensing rights to manufacture, market, promote, sell and distribute Stiga-branded table tennis hobby products in the United States, Mexico and Canada. The Company has had the licensing rights for such products since 1995 pursuant to an existing license agreement that expired December 31, 2018. The new license agreement went into effect on January 1, 2019.

Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective year-end for balance sheet amounts and using average exchange rates for income statement amounts. The Company’s 50% portion of net income for Stiga for the period from December 31, 2017 through May 17, 2018 is $121 thousand. The Company’s 50% portion of net income for Stiga for the years ended December 30, 2017 and December 31, 2016 are $1.6 million and $1.7 million, respectively. Additionally, for each of the years ended December 29, 2018, December 30, 2017 and December 31, 2016, the Company paid royalties to Stiga in the amount of $0.4 million.

In accordance with Rule 4-08(g) of Regulation S-X, summarized financial information for Stiga Sports AB balance sheets as of December 31, 2017, and statements of operations for the period from December 31, 2017 through May 17, 2018 and for the years ended December 31, 2017 and 2016 is as follows:

In Thousands	2017

Current assets	$30,623
Non-current assets	10,854
Total assets	41,477

Current liabilities	6,897
Non-current liabilities	5,462
Total liabilities	12,359

Net assets	$29,118

	Period from December 31, 2017 through May 17, 2018	2017	2016

Net sales	$12,978	$46,296	$42,887
Gross profit	6,019	21,427	19,642
Net income	241	3,268	3,344

Note 7 — Borrowings

On January 21, 2019, the Company amended and restated its existing credit agreement. See “Note 19” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial Condition and Liquidity.”

Previously, on January 21, 2016, the Company entered into a Second Amended and Restated Credit Agreement (“Restated Credit Agreement”) with its issuing bank, JP Morgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the Restated Credit Agreement (collectively, the “Lender”). Under the terms of the Restated Credit Agreement, the Lender made available to the Company a senior revolving credit facility in a maximum amount of up to $35.0 million and a term loan in the principal amount of $7.5 million. The maturity date of the revolving credit facility was January 21, 2019. The credit facility and term debt are secured by substantially all assets of the Company.

In the second quarter of 2018, the Company repaid in full the outstanding revolving borrowings and term loan amounts. Principal amounts repaid in respect of the term loan were not eligible to be re-borrowed.

The Restated Credit Agreement allowed Escalade to request the issuance of letters of credit of up to $5,000,000. Each loan, other than a Eurodollar Borrowing, bore interest at the Alternate Base Rate plus the Applicable Base Rate. Loans comprising each Eurodollar Borrowing bore interest at the Adjusted LIBO Rate for the interest period in effect plus the Applicable Rate. Applicable Rate means the applicable rate per annum set forth below, based upon Escalade’s Funded Debt to Adjusted Ratio as of the most recent determination date:

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

The Applicable Rate was determined as of the end of each quarter based upon the Company’s annual or quarterly consolidated financial statements and was effective during the period commencing the date of delivery to the agent.

Indebtedness under the Restated Credit Agreement was collateralized by liens on all of the present and future equity of each of the Company’s domestic subsidiaries and substantially all of the assets of the Company. In addition, each direct and indirect domestic subsidiary of Escalade unconditionally guaranteed all of the indebtedness of Escalade arising under the Restated Credit Agreement and secured its guaranty with a first priority security interest and lien on all of its assets. The Pledge and Security Agreement dated April 30, 2009 by and between Escalade and Chase, and each Pledge and Security Agreement dated April 30, 2009 by and between each such Escalade subsidiary and Chase continued in full force and effect, as amended by the Master Amendment to Pledge and Security Agreements dated May 31, 2010 entered into by Chase, Escalade and each such subsidiary. The Unlimited Continuing Guaranty dated April 30, 2009 applicable to each of Escalade’s domestic subsidiaries continued in full force and effect without change.

Short-Term Debt

Short-term debt at fiscal year-ends was as follows:

In Thousands	2018	2017

Short-term debt reclassified from long-term debt	$—	$1,250
	$—	$1,250

The weighted average interest rate on short-term debt outstanding at December 30, 2017 was 3.19%, respectively.

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:

In Thousands	2018	2017

Senior secured revolving credit facility of $35.0 million with a maturity of January 21, 2019. The interest rate at December 30, 2017 was 3.227%.	$—	$18,121

Term loan of $7.5 million with a maturity date of January 21, 2021. The interest rate at December 30, 2017, was 3.188%.	—	5,000

	—	23,121
Portion classified as short-term debt	—	(1,250)
	$—	$21,871

Note 8 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

In Thousands	2018	2017	2016

Weighted average common shares outstanding	14,422	14,352	14,264
Dilutive effect of stock options and restricted stock units	55	39	53
Weighted average common shares outstanding, assuming dilution	14,477	14,391	14,317

Number of anti-dilutive stock options and unvested restricted stock units	70	58	49

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 9 — Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for all employees. The Company's contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company's expense for the plan was $715 thousand, $695 thousand and $626 thousand for 2018, 2017 and 2016, respectively.

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

Restricted Stock Units

In 2018, the Company awarded 14,250 restricted stock units to directors and 60,278 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2018 restricted stock units awarded to employees in March 2018 vest over four years (one-third two years from grant date, one-third three years from grant date and one-third four years from grant date) provided that the employee is still employed by the Company and that the performance criteria related to the market price of the Company’s stock is satisfied. The performance criteria is for any 30 consecutive trading days on the NASDAQ Stock Market (or such other principal securities exchange on which the Company’s shares of common stock are then traded) during the period beginning on the grant date and ending on the fourth anniversary thereof, the cumulative average Volume Weighted Average Price per share is at least 15% higher than the closing price per share on the grant date plus any incremental dividends paid above the current quarterly dividend rate of $0.125 per share by the Company during such four year period. If the performance criteria is not satisfied as of an applicable vesting date, then one-half of the RSUs eligible to vest on that date will vest and the remaining one-half will vest if, and only if, the performance criteria is met prior to the end of the four year vesting period.

A summary of restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested stock units as of December 31, 2016	82,347	$11.91
Granted	55,032	12.26
Vested	(25,819)	12.81
Forfeited	(8,484)	11.40
Non-vested stock units as of December 30, 2017	103,076	$11.92
Granted	74,528	12.39
Vested	(47,358)	12.34
Forfeited	(4,259)	11.65
Non-vested stock units as of December 29, 2018	125,987	$12.05

When vesting is dependent on certain market criteria, the fair value of restricted stock units is determined by the use of Monte Carlo techniques. The market price of the Company’s stock on the grant date is used to value restricted stock units where vesting is not contingent on market criteria. In 2018, 2017, and 2016 the Company recognized $591 thousand, $504, and $342 thousand respectively in compensation expense related to restricted stock units and as of December 29, 2018 and December 30, 2017, there was $754 thousand and $471 respectively, of unrecognized compensation expense related to restricted stock units.

Stock Options

Total compensation expense recorded in the statements of operations for 2018, 2017 and 2016 relating to stock options was $13 thousand, $18 thousand and $56 thousand, respectively. As of December 29, 2018 and December 30, 2017, there was $13 thousand and $26 thousand respectively, of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.6 years.

During 2016, the Company awarded 20,000 stock options to an employee. The stock options awarded will vest over five years (one-third three years from the grant date, one-third four years from the grant date and one-third five years from the grant date). The stock options have an exercise price 15% higher than the closing price of a share of Escalade common stock on the grant date and are subject to forfeiture if on the vesting date the employee is no longer employed. No stock options were awarded during 2018 or 2017.

The following table summarizes option activity for each of the three years ended 2018:

	Incentive Stock Options		Director Stock Options
	Granted	Outstanding	Granted	Outstanding

2018	—	20,000	—	15,000
2017	—	29,250	—	15,000
2016	20,000	57,375	—	15,000

The fair value of each option grant award is estimated on the grant date using the Black-Scholes-Merton option valuation model using the following assumptions:

	2018	2017	2016

Risk-free interest rates	—	—	1.06%
Dividend yields	—	—	2.73%
Volatility factors of expected market price of common stock	—	—	35.60%
Weighted average expected life of the options	—	—	1-5 years

The following table summarizes stock option transactions for the three years ended 2018:

	2018		2017		2016
	Shares	Option Price	Shares	Option Price	Shares	Option Price

Outstanding at beginning of year	44,250	$5.85 to $14.39	72,375	$5.28 to $14.39	187,625	$5.28 to $11.86
Issued during year	—	—	—	—	20,000	$14.39

Canceled or expired	—		—		(39,250)

Exercised during year	(9,250)	$5.85	(28,125)	$5.28 to $5.85	(96,000)	$5.28 to $6.07
Outstanding at end of year	35,000	$11.86 to $14.39	44,250	$5.85 to $14.39	72,375	$5.28 to $14.39
Exercisable at end of year	15,000		24,250		41,125
Weighted-average fair value of options granted during the year	—		—		$2.52

The total intrinsic value of options exercised was $0.1 million, $0.2 million and $0.7 million for 2018, 2017 and 2016, respectively.

The following table summarizes information about stock options outstanding at December 29, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

$11.86	15,000	0.2 years	$11.86	15,000	$11.86
$14.39	20,000	3.2 years	$14.39	—	—
	35,000			15,000

During the year ended December 29, 2018, the following activity occurred under the Company’s stock option plan:

	Number of Options	Weighted Average Grant Date Fair Value

Nonvested balance, beginning of year	20,000	$2.52
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance, end of year	20,000	$2.52

Note 11 — Other Comprehensive Loss

The components of other comprehensive loss were as follows:

In Thousands	2018	2017	2016
Change in foreign currency translation adjustment before reclassifications	$(1,119)	$1,670	$(1,102)
Amounts reclassified from comprehensive income due to a divestiture of equity investment	3,729	—	—

The components of accumulated other comprehensive loss, net of tax, were as follows:

In Thousands	2018	2017	2016
Foreign currency translation adjustment	$—	$(2,610)	$(4,280)

Note 12 — Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands	2018	2017	2016

Income before taxes:	$26,442	$15,517	$15,542
Provision for taxes:
Current
Federal	$4,574	$4,191	$4,060
State	486	212	363
	5,060	4,403	4,423
Deferred
Federal	591	(2,441)	1,453
State	349	(506)	(1,827)
	940	(2,947)	(374)
	$6,000	$1,456	$4,049

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands	2018	2017	2016

Income tax at statutory rate	$5,553	$5,431	$5,439
Increase (decrease) in income tax resulting from
State tax expense, net of federal effect	660	(191)	194
Federal true-ups	(23)	193	8
Federal tax credits	(115)	(242)	(189)
Effect of foreign tax rates	(304)	(399)	(443)
Valuation allowances (state and foreign)	(150)	(148)	19
Captive insurance earnings	(263)	(128)	311
Incentive stock options	(9)	(22)	20
Deferred state rate adjustments	—	—	(1,194)
Tax Cuts & Jobs Act of 2017	588	(2,986)	—
Other	63	(52)	(116)
Recorded provision for income taxes	$6,000	$1,456	$4,049

The provision for income taxes was computed based on financial statement income. In accordance with FASB ASC 740, the Company does not have any uncertain tax positions as of and for the years ended December 29, 2018 and December 30, 2017. Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company is subject to future examinations by federal, state and other tax authorities for all years after 2014.

During the year ended December 30, 2017, the Company calculated its best estimate of the impact of the Tax Cuts and Jobs Act of 2017 and as a result, recorded $3.0 million of income tax benefits. During the year ended December 29, 2018, the Company continued its work to determine the amount of accumulated foreign earnings and the corresponding foreign tax credit. Based on the work completed, the Company recorded $0.6 million in income tax expense. We do not expect any further changes or adjustments to be made for the accumulated foreign earnings and corresponding foreign tax credit.

The components of the net deferred tax liabilities are as follows:

In Thousands	2018	2017
Assets
Employee benefits	$30	$24
Valuation reserves	615	869
Stock based compensation	179	178
Federal and state credits	297	382
Net operating loss carry forward	1	1
Total assets	1,122	1,454

Liabilities
Property and equipment	(532)	(175)
Goodwill and intangible assets	(3,812)	(3,465)
Prepaid insurance	(187)	(123)
Total liabilities	(4,531)	(3,763)

Valuation Allowance
Beginning balance	(160)	(411)
Decrease during period	160	251
Ending balance	—	(160)
	$(3,409)	$(2,469)

Deferred tax assets (liabilities) are included in the consolidated balance sheets as follows:

In Thousands	2018	2017
Deferred income tax asset - current	$—	$—
Deferred income tax asset (liability) – long-term	(3,409)	(2,469)
	$(3,409)	$(2,469)

The Company has utilized all state net operating losses during the year ended December 29, 2018.

Note 13 — Operating Segment and Geographic Information

The following table presents certain operating segment information.

In Thousands	2018	2017	2016

Sporting Goods
Net revenue	$175,780	$177,333	$171,662
Operating income	13,999	15,600	15,731
Interest expense	427	975	802
Provision for taxes	3,739	6,134	6,173
Net income	9,869	8,626	8,774
Identifiable assets	142,490	130,388	125,780
Depreciation & amortization	3,857	3,910	5,244
Capital expenditures	2,818	2,745	2,653

All Other
Net revenue	—	—	—
Operating loss	(182)	(1,000)	(1,148)
Interest expense (income)	—	(171)	32
Provision (benefit) for taxes	2,261	(4,678)	(2,124)
Net income	10,573	5,435	2,719
Identifiable assets	7,037	25,717	24,981
Non-marketable equity investments (equity method)	—	20,278	19,030
Depreciation & amortization	—	—	—
Capital expenditures	—	—	—

Total
Net revenue	175,780	177,333	171,662
Operating income	13,817	14,600	14,583
Interest expense	427	804	834
Provision for taxes	6,000	1,456	4,049
Net income	20,442	14,061	11,493
Identifiable assets	149,527	156,105	150,761
Non-marketable equity investments (equity method)	—	20,278	19,030
Depreciation & amortization	3,857	3,910	5,244
Capital expenditures	2,818	2,745	2,653

Each operating segment is individually managed and has separate financial results that are reviewed by the Company’s management. There were no changes to the composition of segments in 2018. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

All Other consist of general and administrative expenses not specifically related to the operating business segments and included investment income from equity investments.

Interest expense is allocated to operating segments based on working capital usage and the provision for taxes is allocated based on a combined federal and state statutory rate of 27.5% adjusted for actual taxes on foreign income. Permanent tax adjustments and timing differences are included in the all other segment.

Identifiable assets are principally those assets used in each segment. The assets in the all other segment are principally cash and cash equivalents; deferred tax assets; and investments.

During 2018, 2017 and 2016, the Company had one customer, Amazon.com, Inc., that accounted for approximately 19%, 18% and 13%, respectively of the Company’s revenues. During 2018, 2017 and 2016 the Company had another customer, Dick’s Sporting Goods, which accounted for approximately 13%, 17% and 18%, respectively, of the Company’s revenues.

As of December 29, 2018, the Company had approximately 14% and 24% of its total accounts receivable with Dick’s Sporting Goods and Amazon.com, Inc., respectively. As of December 30, 2017, the Company had approximately 22% and 25% of its total accounts receivable with Dick’s Sporting Goods and Amazon.com, Inc., respectively.

As of December 29, 2018, approximately 27 employees of the Company's labor force were covered by a collective bargaining agreement that expires May 1, 2021.

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

Net sales are attributed to country based on location of customer and are for continuing operations. Net sales by geographic region/country were as follows:

In Thousands	2018	2017	2016

North America	$172,656	$175,065	$168,998
Europe	965	974	1,302
Other	2,159	1,294	1,362
	$175,780	$177,333	$171,662

Identified assets by geographic region/country were as follows:

In Thousands	2018	2017	2016

North America	$149,527	$156,105	$150,761
Europe	—	—	—
	$149,527	$156,105	$150,761

Note 14 — Summary of Quarterly Results

In thousands, except per share data (unaudited)	March 24	July 14	October 6	December 29

2018
Net Sales	$32,149	$48,684	$43,955	$50,992
Operating Income	1,715	1,951	5,134	5,017
Net income	1,216	12,071	3,575	3,580

Basic Earnings Per Share Data:	$0.08	$0.84	$0.25	$0.25
Diluted Earnings Per Share Data:	$0.08	$0.84	$0.25	$0.25

In thousands, except per share data (unaudited)	March 25	July 15	October 7	December 30

2017
Net Sales	$31,866	$53,921	$42,861	$48,685
Operating Income	1,996	3,332	4,128	5,144
Net income	1,388	2,096	3,118	7,459

Basic Earnings Per Share Data:	$0.10	$0.15	$0.22	$0.52
Diluted Earnings Per Share Data:	$0.10	$0.15	$0.22	$0.52

Net income for the quarter ended December 30, 2017, was favorably impacted by approximately $3.0 million of income tax benefit resulting from the 2017 U.S. Tax Reforms more fully described in Note 12.

Note 15 — Acquisitions

All of the Company’s acquisitions have been accounted for using the purchase method of accounting.

2018

During 2018, the Company acquired Victory Tailgate, LLC, a brand known for its premium licensed and custom tailgating games for total consideration of cash of approximately $7.2 million, subject to adjustments for working capital and consideration of holdback provision.

The consideration paid by the Company for this acquisition was allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the assets acquired, net of the estimated fair value of the liabilities assumed, was recorded as goodwill. The allocation of the purchase price, including values assigned to assets, liabilities and the amount of goodwill and intangible assets are represented in the table below.

In thousands
Assets acquired and liabilities assumed:
Cash	$94
Accounts receivable	252
Inventories	603
Other assets	2,003
Goodwill	4,833
Intangible assets	1,500
Accounts payable	(2,088)
Other liabilities	(314)
$6,883
Consideration of holdback provision	286
$7,169

52

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

These acquisitions were not and would not have been material to the Company’s net sales, results of operations or total assets during the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro-forma results are not presented.

Note 16 — Commitments and Contingencies

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

The Company has entered into various agreements whereby it is required to make royalty and license payments. At December 29, 2018, the Company had future estimated minimum non-cancelable royalty and license payments as follows:

In Thousands	Amount

2019	$1,159
2020	895
2021	721
2022	662
2023	540
Thereafter	—
$3,977

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 at December 29, 2018 and December 30, 2017.

	Fair Value Measurements Using
2018 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,824	$2,824	$—	$—

	Fair Value Measurements Using
2017 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$1,572	$1,572	$—	$—

Financial liabilities
Current portion of Long-term debt	$1,250	$—	$1,250	$—
Long-term debt	$21,871	$—	$21,871	$—

Note 18 —      Revenue from Contracts with Customers

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

	Years Ended
All Amounts in Thousands	December 29, 2018	December 30, 2017	December 31, 2016

Gross Sales by Channel:
Mass Merchants	$68,196	$80,539	$84,434
Specialty Dealers	59,211	56,862	58,622
E-commerce	58,026	50,431	38,776
International	8,533	7,545	7,414
Other	1,828	402	712
Total Gross Sales	195,794	195,779	189,958

Less: Gross-to-Net Sales Adjustments
Returns	5,085	4,729	4,666
Warranties	1,448	1,036	1,501
Customer Allowances	13,481	12,681	12,129
Total Gross-to-Net Sales Adjustments	20,014	18,446	18,296
Total Net Sales	$175,780	$177,333	$171,662

Contract Balances – The following table provides information on changes in our contract liability balances during the twelve month periods ending December 29, 2018, December 30, 2017 and December 31, 2016. The contract liability recorded during the twelve month periods ending December 29, 2018 is related to a lump sum payment received for consulting services to be provided over the next year. The contract liability will be amortized, and revenues recognized, evenly over the year. At December 29, 2018, the contract liability balance was $413 and was reported within Accrued liabilities in our Consolidated Condensed Balance Sheet.

	Years Ended
All Amounts in Thousands	December 29, 2018	December 30, 2017	December 31, 2016

Increase due to cash received, excluding amounts recognized as revenue during the period	$413	$-	$-
Revenue recognized that was included in the contract liability balance at the beginning of the period	-	-	-
Increase in contract liability during the period	$413	$-	$-

Note 19 —        Subsequent Events

On January 21, 2019, the Company entered into an Amended and Restated Credit Agreement (“2019 Restated Credit Agreement”) with the Lender. Under the terms of the 2019 Restated Credit Agreement, the Lender has made available to the Company a senior revolving credit facility with increased maximum availability of $50.0 million. The maturity date was extended to January 31, 2022. In addition to the increased borrowing amount and extended maturity date, other significant changes reflected in the 2019 Restated Credit Agreement include: more favorable interest rate provisions; increases in borrowing base availability; releases of existing mortgages on the Company’s real property; and increasing to $25.0 million the total consideration that the Company may use for acquisitions without obtaining the Lender’s consent, as long as no event of default exists.

The 2019 Restated Credit Agreement allows Escalade to request the issuance of letters of credit of up to $5.0 million. Each loan will bear interest at the Adjusted LIBO Rate for the interest period in effect plus the Applicable Rate. Applicable Rate means the applicable rate per annum set forth below, based upon Escalade’s Funded Debt to Adjusted Ratio as of the most recent determination date:

Funded Debt to EBITDA Ratio	Revolving Eurodollar Borrowing	ABR Revolving Borrowing	Letter of Credit Fee	Commitment Fee
Category 1 Greater than or equal to 2.50 to 1.0	2.00%	-0-	2.00%	0.30%
Category 2 Greater than or equal to 1.50 to 1.0 but less than 2.50 to 1.0	1.75%	(.25%)	1.75%	0.30%
Category 3 Less than 1.50 to 1.0	1.50%	(.50%)	1.50%	0.30%

The Applicable Rate shall be determined as of the end of each quarter based upon the Company’s annual or quarterly consolidated financial statements and shall be effective during the period commencing the date of delivery to the agent.

Indebtedness under the 2019 Restated Credit Agreement continues to be collateralized by liens on all of the present and future equity of each of the Company’s and Indian Industries’ domestic subsidiaries and substantially all of the assets of their respective assets pursuant to the Pledge and Security Agreement dated January 25, 2019 by and among the Company, Indian Industries, their domestic subsidiaries, and Chase. The 2019 Pledge and Security Agreement supersedes the pledge and security agreements previously entered into by the Company, Indian Industries, and their domestic subsidiaries. In addition, each direct and indirect domestic subsidiary of the Company and Indian Industries, Inc. continues to unconditionally guarantee all of the indebtedness of Escalade arising under the 2019 Restated Credit Agreement pursuant to the terms thereof. The subsidiary guarantees arising under the 2019 Restated Credit Agreement supersede the unlimited continuing guaranty agreements previously entered into by such domestic subsidiaries.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:	February 22, 2019

/s/ David L. Fetherman
David L. Fetherman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Walter P. Glazer, Jr.	Chairman and Director	February 22, 2019
Walter P. Glazer, Jr.

/s/ Richard D. White	Director	February 22, 2019
Richard D. White

/s/ Edward E. Williams	Director	February 22, 2019
Edward E. Williams

/s/ Richard Baalmann, Jr.	Director	February 22, 2019
Richard Baalmann, Jr.

/s/ Patrick Griffin	Director	February 22, 2019
Patrick Griffin

/s/ David L. Fetherman	Director and President and Chief	February 22, 2019
David L. Fetherman	Executive Officer (Principal
Executive Officer)

/s/ Stephen R. Wawrin	Vice President and Chief Financial	February 22, 2019
Stephen R. Wawrin	Officer (Principal Financial and
Accounting Officer)

