Form 10-Q
period 2019-03-23
ESCALADE INC
filed 2019-04-18
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 23, 2019 or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2019
Common, no par value	14,471,496

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	March 23, 2019	December 29, 2018	March 24, 2018
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,299	$2,824	$2,863
Receivables, less allowance of $548; $532; and $484; respectively	31,951	40,682	28,850
Inventories	47,744	39,122	40,114
Prepaid expenses	2,986	4,151	2,866
Prepaid income tax	1,033	1,082	501
Other current assets	—	2	33
TOTAL CURRENT ASSETS	88,013	87,863	75,227

Property, plant and equipment, net	15,523	15,498	13,903
Operating lease right-of-use assets	878	—	—
Intangible assets, net	19,447	19,785	19,368
Goodwill	26,381	26,381	21,548
Investments	—	—	20,175
Other assets	90	—	—
TOTAL ASSETS	$150,332	$149,527	$150,221

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$—	$18,941
Trade accounts payable	7,756	5,631	5,188
Accrued liabilities	6,512	11,072	8,128
Current operating lease liabilities	595	—	—
TOTAL CURRENT LIABILITIES	14,863	16,703	32,257

Other Liabilities:
Long-term debt	3,662	—	3,750
Deferred income tax liability	3,409	3,409	2,452
Operating lease liabilities	288	—	—
Other liabilities	1,094	1,094	553
TOTAL LIABILITIES	23,316	21,206	39,012

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 14,471,496; 14,438,824; and 14,415,690; shares respectively	14,471	14,439	14,416
Retained earnings	112,545	113,882	99,495
Accumulated other comprehensive loss	—	—	(2,702)
TOTAL STOCKHOLDERS' EQUITY	127,016	128,321	111,209
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$150,332	$149,527	$150,221

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Per Share Data	March 23, 2019	March 24, 2018

Net sales	$32,102	$32,149

Costs and Expenses
Cost of products sold	23,625	23,161
Selling, administrative and general expenses	7,745	6,950
Amortization	338	323

Operating Income	394	1,715

Other Income (Expense)
Interest expense	(68)	(189)
Equity in loss of affiliates	—	(12)
Other income (loss)	6	(23)

Income Before Income Taxes	332	1,491

Provision for Income Taxes	65	275

Net Income	$267	$1,216

Earnings Per Share Data:
Basic earnings per share	$0.02	$0.09
Diluted earnings per share	$0.02	$0.08

Dividends declared	$0.125	$0.125

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Share Information	March 23, 2019	March 24, 2018

Net Income	$267	$1,216

Foreign currency translation adjustment	—	(91)

Comprehensive Income	$267	$1,125

All amounts are net of tax

See notes to Consolidated Condensed Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
All Amounts in Thousands	Shares	Amount	Earnings	Income (Loss)	Total

Balances at December 30, 2017	14,372	$14,372	$99,908	$(2,610)	$111,670

Other comprehensive loss				(92)	(92)
Net income			1,216		1,216
Expense of stock options and restricted stock units			161		161
Exercise of stock options	9	9	46		55
Settlement of restricted stock units	35	35	(35)		—
Dividends declared			(1,801)		(1,801)

Balances at March 24, 2018	14,416	$14,416	$99,495	$(2,702)	$111,209

Balances at December 29, 2018	14,439	$14,439	$113,882	$—	$128,321
Other comprehensive income				—	—
Net income			267		267
Expense of stock options and restricted stock units			144		144
Exercise of stock options	10	10	108		118
Settlement of restricted stock units	25	25	(25)		—
Dividends declared			(1,809)		(1,809)
Purchase of stock	(3)	(3)	(22)		(25)

Balances at March 23, 2019	14,471	$14,471	$112,545	$—	$127,016

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands	March 23, 2019	March 24, 2018

Operating Activities:
Net income	$267	$1,216
Depreciation and amortization	936	913
Gain on disposal of property and equipment	—	—
Stock-based compensation	144	161
Adjustments necessary to reconcile net income to net cash provided by operating activities	(1,099)	1,384
Net cash provided by operating activities	248	3,674

Investing Activities:
Purchase of property and equipment	(623)	(206)
Net cash used by investing activities	(623)	(206)

Financing Activities:
Proceeds from issuance of long-term debt	14,200	12,888
Payments on long-term debt	(10,538)	(13,318)
Proceeds from exercise of stock options	118	54
Deferred financing fees	(96)	—
Purchase of stock	(25)	—
Cash dividends paid	(1,809)	(1,801)
Net cash provided (used) by financing activities	1,850	(2,177)
Net increase in cash and cash equivalents	1,475	1,291
Cash and cash equivalents, beginning of period	2,824	1,572
Cash and cash equivalents, end of period	$4,299	$2,863

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for its annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 29, 2018 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2018 filed with the Securities and Exchange Commission.

Reclassifications – Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Note B - Seasonal Aspects

The results of operations for the three months ended March 23, 2019 and March 24, 2018 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	March 23, 2019	December 29, 2018	March 24, 2018

Raw materials	$4,052	$3,622	$3,466
Work in progress	2,891	2,892	3,346
Finished goods	40,801	32,608	33,302
	$47,744	$39,122	$40,114

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

Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using exchange rates in effect at the respective period-end for balance sheet amounts and using average exchange rates for income statement amounts. The Company’s 50% portion of net loss for Stiga for the period ended March 24, 2018 was ($12) thousand and is included in equity in loss of affiliates on the Company’s statements of operations.

Summarized financial information for Stiga Sports AB balance sheet as of March 24, 2018 and statements of operations for the three months ended March 24, 2018 is as follows:

In thousands	March 24, 2018

Current assets	$29,841
Non-current assets	10,560
Total assets	40,401

Current liabilities	6,020
Non-current liabilities	5,429
Total liabilities	11,449

Net assets	$28,952

Three Months Ended
March 24, 2018

Net sales	$6,174
Gross profit	2,677
Net loss	(23)

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at March 23, 2019, December 29, 2018 and March 24, 2018.

		Fair Value Measurements Using
March 23, 2019 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$4,299	$4,299	$—	$—

Financial liabilities
Long-term debt	$3,662	$—	$3,662	$—

		Fair Value Measurements Using
December 29, 2018 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,824	$2,824	$—	$—

		Fair Value Measurements Using
March 24, 2018 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,863	$2,863	$—	$—

Financial liabilities
Current portion of long-term debt	$18,941	$—	$18,941	$—
Long-term debt	$3,750	$—	$3,750	$—

Note G – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the three months ended March 23, 2019, the Company awarded 11,400 restricted stock units to directors and 35,900 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2019 restricted stock units awarded to employees are subject to a three year cliff vesting schedule, which means that these restricted stock units will fully vest, if at all, three years from the grant date provided that the employee is still employed by the Company on the vesting date. In addition, vesting of certain of the restricted stock units is subject to the Company meeting certain conditions based on Return on Equity and Adjusted EBITDA.

For the three months ended March 23, 2019 and March 24, 2018, the Company recognized stock based compensation expense of $144 thousand and $161 thousand, respectively. At March 23, 2019 and March 24, 2018, respectively, there was $1.2 million and $1.0 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note H - Segment Information

	As of and for the Three Months Ended March 23, 2019
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$32,102	$—	$32,102
Operating income (loss)	761	(367)	394
Net income (loss)	507	(240)	267
Total assets	$144,006	$6,326	$150,332

	As of and for the Three Months Ended March 24, 2018
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$32,149	$—	$32,149
Operating income (loss)	2,093	(378)	1,715
Net income (loss)	1,384	(168)	1,216
Total assets	$124,354	$25,867	$150,221

Note I – Dividend Payment

On March 18, 2019, the Company paid a quarterly dividend of $0.125 per common share to all shareholders of record on March 11, 2019. The total amount of the dividend was approximately $1.8 million and was charged against retained earnings.

Note J - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
In thousands	March 23, 2019	March 24, 2018

Weighted average common shares outstanding	14,447	14,383
Dilutive effect of stock options and restricted stock units	28	24
Weighted average common shares outstanding, assuming dilution	14,475	14,407

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market or performance condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2019 and 2018 were 89,431 and 96,481, respectively.

Note K – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 23, 2019, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, that are of significance, or potential significance to the Company.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under prior GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The guidance permits a practical expedient with regards to initial adoption, allowing adopters the option to apply the new leases standard prospectively at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this expedient, comparative periods presented in the financial statements in which the new lease standard is adopted, will continue to be presented in accordance with prior GAAP.

The Company adopted this standard on December 30, 2018 using the prospective application method practical expedient. The adoption of this standard had an immaterial impact on our consolidated balance sheet, recognizing a ROU asset and lease liability of $985 thousand. Refer to Note M for disclosure requirements related to the adoption of this standard.

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

	Three Months Ended
All Amounts in Thousands	March 23, 2019	March 24, 2018

Gross Sales by Channel:
Mass Merchants	$11,430	$13,089
Specialty Dealers	13,601	12,651
E-commerce	9,934	7,358
International	1,174	2,315
Other	702	188
Total Gross Sales	36,841	35,601

Less: Gross-to-Net Sales Adjustments
Returns	1,175	926
Warranties	373	307
Customer Allowances	3,191	2,219
Total Gross-to-Net Sales Adjustments	4,739	3,452
Total Net Sales	$32,102	$32,149

Note M – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 3 years. As of March 23, 2019, the Company has not entered into any lease arrangements classified as a finance lease.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities and operating lease liabilities on our consolidated balance sheet. The Company has elected an accounting policy to not recognize short-term leases (one year or less) on the balance sheet. The Company also elected the package of practical expedients which applies to leases that commenced before the adoption date. By electing the package of practical expedients, the Company did not need to reassess the following; whether any existing contracts are or contain leases, the lease classification for any existing leases and initial direct costs for any existing leases.

ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Components of lease expense and other information as follows:

All Amounts in Thousands	March 23, 2019

Lease Expense
Operating Lease Cost	$191
Short-term Lease Cost	90
Variable Lease Cost	55
Total Operating Lease Cost	$336

Operating Lease – Operating Cash Flows	$175
New ROU Assets – Operating Leases	$73
Weighted Average Remaining Lease Term – Operating Leases	1.65 years
Weighted Average Discount Rate – Operating Leases	5.00%

Future minimum lease payments under non-cancellable leases as of March 23, 2019 were as follows:

All Amounts in Thousands

Year 1	$619
Year 2	227
Year 3	59
Year 4	10
Year 5	-
Thereafter	-
Total future minimum lease payments	915
Less imputed interest	(32)
Total	$883

Reported as of March 23, 2019
Current operating lease liabilities	595
Long-term operating lease liabilities	288
Total	$883

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

The Company’s balance sheet is strong and we continue to maintain a low level of long-term debt. Management believes that key indicators in measuring the success of these strategies are revenue growth, earnings growth, new product introductions, and the expansion of channels of distribution.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended
	March 23, 2019	March 24, 2018
Net revenue	100.0%	100.0%
Cost of products sold	73.6%	72.0%
Gross margin	26.4%	28.0%
Selling, administrative and general expenses	24.1%	21.6%
Amortization	1.1%	1.0%
Operating income	1.2%	5.4%

Revenue and Gross Margin

Net sales remained relatively flat at $32.1 million for the first three months of 2019 compared with the same period in the prior year.

The overall gross margin percentage decreased to 26.4% for the first quarter of 2019, compared to 28.0% for 2018. During their slowest quarter of the year, operating costs related to Victory Tailgate, LLC, which was acquired during the fourth quarter of 2018, negatively affected gross margin within the quarter. Gross profit was $8.5 for the first quarter of 2019 compared to $9.0 million for the same period in the prior year, a decrease of $0.5 million or 5.7%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $7.7 million for the first quarter of 2019 compared to $7.0 million for the same period in the prior year, an increase of $0.7 million or 11.4%. SG&A as a percent of sales is 24.1% for the first quarter of 2019 compared with 21.6% for the same period in the prior year. SG&A spend increased due to non-recurring costs of new basketball displayers.

Provision for Income Taxes

The effective tax rate for the first three months of 2019 was 19.6% compared to 18.4% for the same period last year.

Financial Condition and Liquidity

Total debt at the end of the first three months of 2019 was $3.7 million, an increase of $3.7 million from December 29, 2018. The following schedule summarizes the Company’s total debt:

In thousands	March 23, 2019	December 29, 2018	March 24, 2018

Current portion long-term debt	$—	$—	$18,941
Long term debt	3,662	—	3,750
Total	$3,662	$—	$22,691

As a percentage of stockholders’ equity, total debt was 2.9%, zero and 20.4% at March 23, 2019, December 29, 2018, and March 24, 2018 respectively.

On January 21, 2019, the Company entered into an Amended and Restated Credit Agreement (“2019 Restated Credit Agreement”) with its issuing bank, JP Morgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the 2019 Restated Credit Agreement (collectively, the “Lender”). Under the terms of the 2019 Restated Credit Agreement, the Lender has made available to the Company a senior revolving credit facility with increased maximum availability of $50.0 million. The maturity date was extended to January 31, 2022. In addition to the increased borrowing amount and extended maturity date, other significant changes reflected in the 2019 Restated Credit Agreement include: more favorable interest rate provisions; increases in borrowing base availability; releases of existing mortgages on the Company’s real property; and increasing to $25.0 million the total consideration that the Company may use for acquisitions without obtaining the Lender’s consent, as long as no event of default exists.

The Company funds working capital requirements through operating cash flows and revolving credit agreements with its bank. Based on working capital requirements, the Company expects to have access to adequate levels of revolving credit to meet growth needs.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2019.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

Not required.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 12/29/2018 under the current repurchase program.	983,816	$8.85	983,816	$2,264,304
First quarter purchases:
12/30/2018–1/26/2019	None	None	No Change	No Change
1/27/2019-2/23/2019	2,216	$11.00	986,032	$2,239,928
2/24/2019-3/23/2019	None	None	No Change	No Change
Total share purchases under the current program	986,032	$8.85	986,032	$2,239,928

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

ESCALADE, INCORPORATED

Date:	April 18, 2019	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)

