Form 10-Q
period 2019-07-13
ESCALADE INC
filed 2019-08-08
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 13, 2019 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number 0-6966

ESCALADE, INCORPORATED

(Exact name of registrant as specified in its charter)

Indiana (State of incorporation)	13-2739290 (I.R.S. EIN)

817 Maxwell Ave, Evansville, Indiana (Address of principal executive office)	47711 (Zip Code)

812-467-1358

(Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of Exchange on which registered
Common Stock, No Par Value	ESCA	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2019
Common, no par value	14,467,634

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	July 13, 2019	December 29, 2018	July 14, 2018
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,598	$2,824	$15,572
Receivables, less allowance of $533; $532; and $534; respectively	35,229	40,682	30,758
Inventories	47,984	39,122	41,454
Prepaid expenses	2,958	4,151	2,834
Prepaid income tax	1,687	1,082	—
Other current assets	—	2	21
TOTAL CURRENT ASSETS	92,456	87,863	90,639

Property, plant and equipment, net	15,387	15,498	12,990
Operating lease right-of-use assets	1,288	—	—
Intangible assets, net	19,529	19,785	18,943
Goodwill	26,749	26,381	21,548
Other assets	94	—	—
TOTAL ASSETS	$155,503	$149,527	$144,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable	$135	$—	$—
Trade accounts payable	7,187	5,631	6,874
Accrued liabilities	7,732	11,072	9,242
Income tax payable	—	—	480
Current operating lease liabilities	694	—	—
TOTAL CURRENT LIABILITIES	15,748	16,703	16,596

Other Liabilities:
Long-term debt	7,393	—	—
Deferred income tax liability	3,409	3,409	2,469
Operating lease liabilities	616	—	—
Other liabilities	1,094	1,094	503
TOTAL LIABILITIES	28,260	21,206	19,568

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 14,467,634; 14,438,824; and 14,439,724; shares respectively	14,468	14,439	14,440
Retained earnings	112,775	113,882	110,112
TOTAL STOCKHOLDERS' EQUITY	127,243	128,321	124,552
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$155,503	$149,527	$144,120

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
All Amounts in Thousands Except Per Share Data	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018

Net sales	$55,639	$48,684	$87,741	$80,833

Costs and Expenses
Cost of products sold	42,680	37,187	66,305	60,348
Selling, administrative and general expenses	10,038	9,121	17,783	16,071
Amortization	450	425	788	748

Operating Income	2,471	1,951	2,865	3,666

Other Income (Expense)
Interest expense	(131)	(166)	(199)	(355)
Equity in earnings of affiliates	—	133	—	121
Gain on sale of equity method investment (includes ($3,729) of accumulated other comprehensive loss reclassification from foreign currency translation adjustment)	—	13,020	—	13,020
Other income (expense)	3	(76)	9	(99)

Income Before Income Taxes	2,343	14,862	2,675	16,353

Provision for Income Taxes	467	2,791	532	3,066

Net Income	$1,876	$12,071	$2,143	$13,287

Earnings Per Share Data:
Basic earnings per share	$0.13	$0.84	$0.15	$0.92
Diluted earnings per share	$0.13	$0.84	$0.15	$0.92

Dividends declared	$0.125	$0.125	$0.25	$0.25

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
All Amounts in Thousands	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018

Net Income	$1,876	$12,071	$2,143	$13,287

Foreign currency translation adjustment before reclassification	—	(1,028)	—	(1,119)

Amounts reclassified from comprehensive income due to divestiture of equity investment	—	3,729	—	3,729

Comprehensive Income	$1,876	$14,772	$2,143	$15,897

All amounts are net of tax

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
All Amounts in Thousands	Shares	Amount	Earnings	Income (Loss)	Total

Balances at March 24, 2018	14,416	$14,416	$99,495	$(2,702)	$111,209

Other comprehensive loss				2,702	2,702
Net income			12,071		12,071
Expense of stock options and restricted stock units			209		209
Settlement of restricted stock units	12	12	(12)		—
Dividends declared			(1,804)		(1,804)
Stock issued to directors as compensation	12	12	153		165

Balances at July 14, 2018	14,440	$14,440	$110,112	$—	$124,552

Balances at December 30, 2017	14,372	$14,372	$99,908	$(2,610)	$111,670

Other comprehensive income				2,610	2,610
Net income			13,287		13,287
Expense of stock options and restricted stock units			370		370
Exercise of stock options	9	9	45		54
Settlement of restricted stock units	47	47	(47)		—
Dividends declared			(3,604)		(3,604)
Stock issued to directors as compensation	12	12	153		165

Balances at July 14, 2018	14,440	$14,440	$110,112	$—	$124,552

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
All Amounts in Thousands	Shares	Amount	Earnings	Income (Loss)	Total

Balances at March 23, 2019	14,471	$14,471	$112,545	$-	$127,016

Other comprehensive income				—	—
Net income			1,876		1,876
Expense of stock options and restricted stock units			197		197
Dividends declared			(1,809)		(1,809)
Purchase of stock	(12)	(12)	(127)		(139)
Stock issued to directors as compensation	9	9	93		102

Balances at July 13, 2019	14,468	$14,468	$112,775	$-	$127,243

Balances at December 29, 2018	14,439	$14,439	$113,882	$-	$128,321

Other comprehensive income				—	—
Net income			2,143		2,143
Expense of stock options and restricted stock units			341		341
Exercise of stock options	10	10	108		118
Settlement of restricted stock units	25	25	(25)		—
Dividends declared			(3,618)		(3,618)
Purchase of stock	(15)	(15)	(149)		(164)
Stock issued to directors as compensation	9	9	93		102

Balances at July 13, 2019	14,468	$14,468	$112,775	$-	$127,243

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
All Amounts in Thousands	July 13, 2019	July 14, 2018

Operating Activities:
Net income	$2,143	$13,287
Depreciation and amortization	2,266	2,129
Loss on disposal of property and equipment	6	—
Stock-based compensation	341	370
Gain on sale of equity method investment	—	(13,020)
Gain on insurance proceeds received for damage to property	—	(241)
Dividends received from equity method investments	—	2,323
Adjustments necessary to reconcile net income to net cash provided by operating activities	(4,563)	1,796
Net cash provided by operating activities	193	6,644

Investing Activities:
Purchase of property and equipment	(1,377)	(861)
Acquisitions	(765)	—
Proceeds from sale of equity investment	—	33,705
Insurance proceeds received for damage to property	—	1,018
Proceeds from sale of property and equipment	4	—
Net cash provided (used) by investing activities	(2,138)	33,862

Financing Activities:
Proceeds from issuance of long-term debt	43,299	21,873
Payments on long-term debt	(35,906)	(44,994)
Proceeds from exercise of stock options	118	54
Deferred financing fees	(112)	—
Purchase of stock	(164)	—
Cash dividends paid	(3,618)	(3,604)
Director stock compensation	102	165
Net cash provided (used) by financing activities	3,719	(26,506)
Net increase in cash and cash equivalents	1,774	14,000
Cash and cash equivalents, beginning of period	2,824	1,572
Cash and cash equivalents, end of period	$4,598	$15,572

Non-Cash Transactions
Note payable for deferred purchase price obligation	$135	$—

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

Note B - Seasonal Aspects

The results of operations for the three and six month periods ended July 13, 2019 and July 14, 2018 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	July 13, 2019	December 29, 2018	July 14, 2018

Raw materials	$4,329	$3,622	$3,924
Work in progress	2,729	2,892	3,452
Finished goods	40,926	32,608	34,078
	$47,984	$39,122	$41,454

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

In thousands	Period from March 25, 2018 through May 17, 2018	Period from December 31, 2017 through May 17, 2018

Equity in earnings of affiliates	$133	$121

Summarized financial information for Stiga Sports AB statements of operations for the period from March 25, 2018 through May 17, 2018 and the period from December 31, 2017 through May 17, 2018 is as follows:

In thousands	Period from March 25, 2018 through May 17, 2018	Period from December 31, 2017 through May 17, 2018

Net sales	$6,804	$12,978
Gross profit	3,342	6,019
Net income	264	241

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at July 13, 2019, December 29, 2018 and July 14, 2018.

		Fair Value Measurements Using
July 13, 2019 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$4,598	$4,598	$—	$—

Financial liabilities
Long-term debt	$7,393	$—	$7,393	$—

		Fair Value Measurements Using
December 29, 2018 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,824	$2,824	$—	$—

		Fair Value Measurements Using
July 14, 2018 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$15,572	$15,572	$—	$—

Note G – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the six months ended July 13, 2019 and pursuant to the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 8,839 shares of common stock. During the six months ended July 13, 2019, the Company awarded 11,400 restricted stock units to directors and 35,900 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2019 restricted stock units awarded to employees are subject to a three year cliff vesting schedule, which means that these restricted stock units will fully vest, if at all, three years from the grant date provided that the employee is still employed by the Company on the vesting date. In addition, vesting of certain of the restricted stock units is subject to the Company meeting certain conditions based on Return on Equity and Adjusted EBITDA.

For the three and six months ended July 13, 2019, including expense associated with issuing certain directors stock in lieu of cash for certain director fees, the Company recognized stock based compensation expense of $299 thousand and $443 thousand, respectively compared to stock based compensation expense of $374 thousand and $535 thousand for the same periods in the prior year. At July 13, 2019 and July 14, 2018, respectively, there was $1.0 million and $0.8 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note H - Segment Information

	For the Three Months Ended July 13, 2019
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$55,639	$—	$55,639
Operating income (loss)	3,017	(546)	2,471
Net income (loss)	2,094	(218)	1,876

	As of and for the Six Months Ended July 13, 2019
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$87,741	$—	$87,741
Operating income (loss)	3,778	(913)	2,865
Net income (loss)	2,602	(459)	2,143
Total assets	$148,846	$6,657	$155,503

	For the Three Months Ended July 14, 2018
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$48,684	$—	$48,684
Operating income (loss)	2,468	(517)	1,951
Net income	1,685	10,386	12,071

	As of and for the Six Months Ended July 14, 2018
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$80,833	$—	$80,833
Operating income (loss)	4,561	(895)	3,666
Net income	3,069	10,218	13,287
Total assets	$127,777	$16,343	$144,120

Note I – Dividend Payment

On June 10, 2019, the Company paid a quarterly dividend of $0.125 per common share to all shareholders of record on June 3, 2019. The total amount of the dividend was approximately $1.8 million and was charged against retained earnings.

On March 18, 2019, the Company paid a quarterly dividend of $0.125 per common share to all shareholders of record on March 11, 2019. The total amount of the dividend was approximately $1.8 million and was charged against retained earnings.

Note J - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
In thousands	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018

Weighted average common shares outstanding	14,472	14,424	14,462	14,407
Dilutive effect of stock options and restricted stock units	23	26	23	24
Weighted average common shares outstanding, assuming dilution	14,495	14,450	14,485	14,431

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2019 and 2018 were 89,431 and 71,781, respectively.

Note K – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six month periods ended July 13, 2019, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, that are of significance, or potential significance to the Company.

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

The Company adopted this standard on December 30, 2018 using the prospective application method practical expedient. The adoption of this standard had an immaterial impact on our consolidated balance sheet, recognizing a ROU asset and lease liability of $985 thousand. Refer to Note M for disclosure requirements related to this standard.

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

	Three Months Ended		Six Months Ended
All Amounts in Thousands	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018

Gross Sales by Channel:
Mass Merchants	$18,838	$19,493	$30,268	$32,582
Specialty Dealers	16,163	19,110	29,764	31,761
E-commerce	24,806	12,988	34,740	20,346
International	2,174	2,487	3,348	4,802
Other	740	348	1,442	536
Total Gross Sales	62,721	54,426	99,562	90,027

Less: Gross-to-Net Sales Adjustments
Returns	1,705	1,272	2,880	2,198
Warranties	359	494	732	801
Customer Allowances	5,018	3,976	8,209	6,195
Total Gross-to-Net Sales Adjustments	7,082	5,742	11,821	9,194
Total Net Sales	$55,639	$48,684	$87,741	$80,833

Contract Balances – The following table provides information on changes in our contract liability balances during the three and six month periods ending July 13, 2019 and July 14, 2018. The contract liability recorded during the quarter ending July 14, 2018 is related to a lump sum payment received for consulting services to be provided over the next year. The contract liability will be amortized, and revenues recognized, evenly over the year. As of July 13, 2019, the contract liability was fully amortized.

	Three Months Ended		Six Months Ended
All Amounts in Thousands	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018

Increase due to cash received, excluding amounts recognized as revenue during the period	$-	$930	$-	$930
Revenue recognized that was included in the contract liability balance at the beginning of the period	154	-	413	-
Increase (decrease) in contract liability during the period	$(154)	$930	$(413)	$930

Note M – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 3 years. As of July 13, 2019, the Company has not entered into any lease arrangements classified as a finance lease.

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

All Amounts in Thousands	Thee Months Ended July 13, 2019	Six Months Ended July 13, 2019

Lease Expense
Operating Lease Cost	$253	$444
Short-term Lease Cost	109	199
Variable Lease Cost	86	141
Total Operating Lease Cost	$448	$784

Operating Lease – Operating Cash Flows	$221	$396
New ROU Assets – Operating Leases	$652	$725

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

Period Ended July 13, 2019
Weighted Average Remaining Lease Term – Operating Leases	2.07 years
Weighted Average Discount Rate – Operating Leases	5.00%

Future minimum lease payments under non-cancellable leases as of July 13, 2019 were as follows:

All Amounts in Thousands

Year 1	$739
Year 2	487
Year 3	121
Year 4	20
Year 5	11
Thereafter	-
Total future minimum lease payments	1,378
Less imputed interest	(68)
Total	$1,310

Reported as of July 13, 2019
Current operating lease liabilities	694
Long-term operating lease liabilities	616
Total	$1,310

Note N – Commitments and Contingencies

The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.7%	76.4%	75.6%	74.7%
Gross margin	23.3%	23.6%	24.4%	25.3%
Selling, administrative and general expenses	18.0%	18.7%	20.3%	19.9%
Amortization	0.8%	0.9%	0.9%	0.9%
Operating income	4.5%	4.0%	3.2%	4.5%

Revenue and Gross Margin

Sales increased by 14.3% for the second quarter of 2019, compared with the same period in the prior year. Expanded distribution within major customers and a return to normal weather resulted in higher sales in our Outdoor categories, which more than offset underperformance in other categories. For the first half of 2019, sales were up 8.5% compared to prior year.

The overall gross margin percentage decreased to 23.3% for the second quarter of 2019, compared to 23.6% for 2018 due to product mix. Gross margin percentage decreased to 24.4% for the first six months of 2019, compared to 25.3% for the same period in the prior year. The slight decline in gross margin ratio was due to increased customer allowances and product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $10.0 million for the second quarter of 2019 compared to $9.1 million for the same period in the prior year, an increase of $0.9 million or 10.1%. The increase in SG&A was due to operating costs associated with Victory Tailgate, which was acquired during the fourth quarter of 2018. SG&A as a percent of sales is 18.0% for the second quarter of 2019 compared with 18.7% for the same period in the prior year. For the first half of 2019, SG&A were $17.8 million compared to $16.1 million for the same period in 2018, an increase of $1.7 million or 10.7%, primarily driven by non-recurring costs of new basketball displayers and operating costs associated with Victory Tailgate. As a percent of sales, SG&A is 20.3% for the first half of 2019 compared with 19.9% for the same period in the prior year.

Other Income and Expense

During the second quarter of 2018, the Company sold its 50% equity interest in Stiga Sports AB (Stiga) for $33.7 million, resulting in a gain on sale of $13.0 million. This one time gain substantially increased the Company’s 2018 second quarter earnings.

Provision for Income Taxes

The effective tax rate for the first half of 2019 was 19.9% compared to 18.7% for the same period last year.

Financial Condition and Liquidity

Total debt at the end of the first six months of 2019 was $7.5 million. Proceeds from the sale of the Company’s 50% interest in Stiga were used to pay off outstanding debt during the second quarter ending July 14, 2018. The following schedule summarizes the Company’s total debt:

In thousands	July 13, 2019	December 29, 2018	July 14, 2018

Note payable	$135	$0	$0
Long term debt	7,393	0	0
Total	$7,528	$0	$0

As a percentage of stockholders’ equity, total debt was 5.9%, zero and zero at July 13, 2019, December 29, 2018, and July 14, 2018 respectively.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2019.

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

Item 1A. RISK FACTORS.

Not Required.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 3/23/2019 under the current repurchase program.	986,032	$8.85	986,032	$2,239,928
Second quarter purchases:
3/24/2019–4/20/2019	None	None	No Change	No Change
4/21/2019-5/18/2019	None	None	No Change	No Change
5/19/2019-6/15/2019	3,323	$10.97	989,355	$2,203,489
6/16/2019-7/13/2019	9,378	$10.99	998,733	$2,100,456
Total share purchases under the current program	998,733	$8.88	998,733	$2,100,456

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

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

Number	Description

3.1	Articles of Incorporation of Escalade, Incorporated. Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q.

3.2	Amended By-laws of Escalade, Incorporated, as amended April 22, 2014. Incorporated by reference from the Company’s 2014 First Quarter Report on Form 10-Q.

10.1	Amendment No.1 to Executive Severance Agreement dated as of June 25, 2019 between Escalade, Incorporated and David L. Fetherman. Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2019.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date: August 8, 2019	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)

