Form 10-Q
period 2019-10-05
ESCALADE INC
filed 2019-10-31
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 5, 2019 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2019
Common, no par value	14,265,040

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	October 5, 2019	December 29, 2018	October 6, 2018
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,226	$2,824	$11,121
Receivables, less allowance of $519; $532; and $516; respectively	35,592	40,682	36,522
Inventories	48,424	39,122	45,660
Prepaid expenses	2,696	4,151	2,982
Prepaid income tax	1,613	1,082	--
Other current assets	--	2	12
TOTAL CURRENT ASSETS	93,551	87,863	96,297

Property, plant and equipment, net	15,207	15,498	13,367
Operating lease right-of-use assets	1,242	--	--
Intangible assets, net	19,181	19,785	18,624
Goodwill	26,749	26,381	21,548
Other assets	86	--	--
TOTAL ASSETS	$156,016	$149,527	$149,836

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable	$135	$--	$--
Trade accounts payable	9,947	5,631	9,465
Accrued liabilities	8,819	11,072	9,859
Income tax payable	--	--	1,120
Current operating lease liabilities	689	--	--
TOTAL CURRENT LIABILITIES	19,590	16,703	20,444

Other Liabilities:
Long-term debt	5,221	--	--
Deferred income tax liability	3,409	3,409	2,469
Operating lease liabilities	575	--	--
Other liabilities	1,094	1,094	503
TOTAL LIABILITIES	29,889	21,206	23,416

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 14,291,347; 14,438,824; and 14,439,724; shares respectively	14,291	14,439	14,440
Retained earnings	111,836	113,882	111,980
TOTAL STOCKHOLDERS' EQUITY	126,127	128,321	126,420
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$156,016	$149,527	$149,836

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
All Amounts in Thousands Except Per Share Data	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Net sales	$45,756	$43,955	$133,497	$124,788

Costs and Expenses
Cost of products sold	35,717	31,646	102,022	91,994
Selling, administrative and general expenses	6,793	6,856	24,576	22,927
Amortization	347	319	1,135	1,067

Operating Income	2,899	5,134	5,764	8,800

Other Income (Expense)
Interest expense	(96)	(35)	(295)	(390)
Equity in earnings of affiliates	--	--	--	121
Gain on sale of equity method investment (includes ($3,729) of accumulated other comprehensive loss reclassification from foreign currency translation adjustment)	--	--	--	13,020
Other income (expense)	3	7	12	(92)

Income Before Income Taxes	2,806	5,106	5,481	21,459

Provision for Income Taxes	266	1,531	798	4,597

Net Income	$2,540	$3,575	$4,683	$16,862

Earnings Per Share Data:
Basic earnings per share	$0.18	$0.25	$0.32	$1.17
Diluted earnings per share	$0.18	$0.25	$0.32	$1.17

Dividends declared	$0.125	$0.125	$0.375	$0.375

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Net Income	$2,540	$3,575	$4,683	$16,862

Foreign currency translation adjustment before reclassification	--	--	--	(1,119)

Amounts reclassified from comprehensive income due to divestiture of equity investment	--	--	--	3,729

Comprehensive Income	$2,540	$3,575	$4,683	$19,472

All amounts are net of tax

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
All Amounts in Thousands	Shares	Amount	Earnings	Income (Loss)	Total
Balances at July 14, 2018	14,440	$14,440	$110,112	$--	$124,552

Other comprehensive loss				--	--
Net income			3,575		3,575
Expense of stock options and restricted stock units			99		99
Dividends declared			(1,806)		(1,806)

Balances at October 6, 2018	14,440	$14,440	$111,980	$--	$126,420

Balances at December 30, 2017	14,372	$14,372	$99,908	$(2,610)	$111,670

Other comprehensive income				2,610	2,610
Net income			16,862		16,862
Expense of stock options and restricted stock units			469		469
Exercise of stock options	9	9	45		54
Settlement of restricted stock units	47	47	(47)		--
Dividends declared			(5,410)		(5,410)
Stock issued to directors as compensation	12	12	153		165

Balances at October 6, 2018	14,440	$14,440	$111,980	$--	$126,420

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
All Amounts in Thousands	Shares	Amount	Earnings	Income (Loss)	Total
Balances at July 13, 2019	14,468	$14,468	$112,775	$--	$127,243

Other comprehensive income				--	--
Net income			2,540		2,540
Expense of stock options and restricted stock units			68		68
Dividends declared			(1,805)		(1,805)
Purchase of stock	(177)	(177)	(1,742)		(1,919)

Balances at October 5, 2019	14,291	$14,291	$111,836	$--	$126,127

Balances at December 29, 2018	14,439	$14,439	$113,882	$--	$128,321

Other comprehensive income				--	--
Net income			4,683		4,683
Expense of stock options and restricted stock units			409		409
Exercise of stock options	10	10	108		118
Settlement of restricted stock units	25	25	(25)		--
Dividends declared			(5,423)		(5,423)
Purchase of stock	(192)	(192)	(1,891)		(2,083)
Stock issued to directors as compensation	9	9	93		102

Balances at October 5, 2019	14,291	$14,291	$111,836	$--	$126,127

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
All Amounts in Thousands	October 5, 2019	October 6, 2018
Operating Activities:
Net income	$4,683	$16,862
Depreciation and amortization	3,266	3,056
Loss on disposal of property and equipment	6	--
Stock-based compensation	409	468
Gain on sale of equity method investment	--	(13,020)
Gain on insurance proceeds received for damage to property	--	(241)
Dividends received from equity method investments	--	2,323
Adjustments necessary to reconcile net income to net cash provided by operating activities	(1,176)	(4,464)
Net cash provided by operating activities	7,188	4,984

Investing Activities:
Purchase of property and equipment	(1,849)	(1,846)
Acquisitions	(765)	--
Proceeds from sale of equity investment	--	33,705
Insurance proceeds received for damage to property	--	1,018
Proceeds from sale of property and equipment	4	--
Net cash provided (used) by investing activities	(2,610)	32,877

Financing Activities:
Proceeds from issuance of long-term debt	65,191	21,873
Payments on long-term debt	(59,969)	(44,994)
Proceeds from exercise of stock options	118	54
Deferred financing fees	(112)	--
Purchase of stock	(2,083)	--
Cash dividends paid	(5,423)	(5,410)
Director stock compensation	102	165
Net cash used by financing activities	(2,176)	(28,312)
Net increase in cash and cash equivalents	2,402	9,549
Cash and cash equivalents, beginning of period	2,824	1,572
Cash and cash equivalents, end of period	$5,226	$11,121

Non-Cash Transactions
Note payable for deferred purchase price obligation	$135	$--

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

Note B - Seasonal Aspects

The results of operations for the three and nine month periods ended October 5, 2019 and October 6, 2018 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	October 5, 2019	December 29, 2018	October 6, 2018
Raw materials	$3,860	$3,622	$3,760
Work in progress	2,410	2,892	3,051
Finished goods	42,154	32,608	38,849
	$48,424	$39,122	$45,660

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

In thousands	Three Months Ended October 6, 2018	Period from December 31, 2017 through May 17, 2018
Equity in earnings of affiliates	$--	$121

Summarized financial information for Stiga Sports AB statements of operations for the three month period ended October 6, 2018 and the period from December 31, 2017 through May 17, 2018 is as follows:

In thousands	Three Months Ended October 6, 2018	Period from December 31, 2017 through May 17, 2018
Net sales	$--	$12,978
Gross profit	--	6,019
Net income	--	241

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at October 5, 2019, December 29, 2018 and October 6, 2018.

		Fair Value Measurements Using
October 5, 2019 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$5,226	$5,226	$--	$--

Financial liabilities
Long-term debt	$5,221	$--	$5,221	$--

		Fair Value Measurements Using
December 29, 2018 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,824	$2,824	$--	$--

		Fair Value Measurements Using
October 6, 2018 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$11,121	$11,121	$--	$--

Note G – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the nine months ended October 5, 2019 and pursuant to the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 8,839 shares of common stock. During the nine months ended October 5, 2019, the Company awarded 11,400 restricted stock units to directors and 35,900 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vesting date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2019 restricted stock units awarded to employees are subject to a three year cliff vesting schedule, which means that these restricted stock units will fully vest, if at all, three years from the grant date provided that the employee is still employed by the Company on the vesting date. In addition, vesting of certain of the restricted stock units is subject to the Company meeting certain conditions based on Return on Equity and Adjusted EBITDA.

For the three and nine months ended October 5, 2019, including expense associated with issuing certain directors stock in lieu of cash for certain director fees, the Company recognized stock based compensation expense of $68 thousand and $511 thousand, respectively compared to stock based compensation expense of $98 thousand and $633 thousand for the same periods in the prior year. At October 5, 2019 and October 6, 2018, respectively, there was $0.8 million and $0.7 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note H - Segment Information

	For the Three Months Ended October 5, 2019
In thousands	Sporting Goods	Corp.	Total
Revenues from external customers	$45,756	$--	$45,756
Operating income (loss)	3,223	(324)	2,899
Net income	2,269	271	2,540

	As of and for the Nine Months Ended October 5, 2019
In thousands	Sporting Goods	Corp.	Total
Revenues from external customers	$133,497	$--	$133,497
Operating income (loss)	7,001	(1,237)	5,764
Net income (loss)	4,871	(188)	4,683
Total assets	$148,664	$7,352	$156,016

	For the Three Months Ended October 6, 2018
In thousands	Sporting Goods	Corp.	Total
Revenues from external customers	$43,955	$--	$43,955
Operating income (loss)	5,483	(349)	5,134
Net income (loss)	3,957	(382)	3,575

	As of and for the Nine Months Ended October 6, 2018
In thousands	Sporting Goods	Corp.	Total
Revenues from external customers	$124,788	$--	$124,788
Operating income (loss)	10,044	(1,244)	8,800
Net income	7,026	9,836	16,862
Total assets	$138,286	$11,550	$149,836

Note I – Dividend Payment

On September 16, 2019, the Company paid a quarterly dividend of $0.125 per common share to all shareholders of record on September 9, 2019. The total amount of the dividend was approximately $1.8 million and was charged against retained earnings.

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

Note J - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
In thousands	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Weighted average common shares outstanding	14,440	14,440	14,455	14,417
Dilutive effect of stock options and restricted stock units	28	29	30	30
Weighted average common shares outstanding, assuming dilution	14,468	14,469	14,485	14,447

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2019 and 2018 were 80,950 and 69,531, respectively.

Note K – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine month periods ended October 5, 2019, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, that are of significance, or potential significance to the Company.

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

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Gross Sales by Channel:
Mass Merchants	$20,757	$20,074	$51,025	$52,767
Specialty Dealers	11,826	11,954	41,590	43,915
E-commerce	15,712	13,806	50,452	34,060
International	1,880	1,684	5,228	6,266
Other	637	663	2,079	1,200
Total Gross Sales	50,812	48,181	150,374	138,208

Less: Gross-to-Net Sales Adjustments
Returns	1,473	1,315	4,353	3,513
Warranties	360	289	1,092	1,090
Customer Allowances	3,223	2,622	11,432	8,817
Total Gross-to-Net Sales Adjustments	5,056	4,226	16,877	13,420
Total Net Sales	$45,756	$43,955	$133,497	$124,788

Contract Balances – The following table provides information on changes in our contract liability balances during the three and nine month periods ended October 5, 2019 and October 6, 2018. The contract liability recorded during the nine month periods ended October 6, 2018 is related to a lump sum payment received for consulting services to be provided over the next year. The contract liability will be amortized, and revenues recognized, evenly over the year. As of October 5, 2019, the contract liability was fully amortized.

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Increase due to cash received, excluding amounts recognized as revenue during the period	$--	$--	$--	$671
Revenue recognized that was included in the contract liability balance at the beginning of the period	--	259	413	--
Increase (decrease) in contract liability during the period	$--	($259)	($413)	$671

Note M – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 5 years. As of October 5, 2019, the Company has not entered into any lease arrangements classified as a finance lease.

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

All Amounts in Thousands	Three Months Ended October 5, 2019	Nine Months Ended October 5, 2019
Lease Expense
Operating Lease Cost	$164	$608
Short-term Lease Cost	149	348
Variable Lease Cost	47	188
Total Operating Lease Cost	$360	$1,144

Operating Lease – Operating Cash Flows	$156	$552
New ROU Assets – Operating Leases	$108	$833

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

Period Ended October 5, 2019
Weighted Average Remaining Lease Term – Operating Leases	2.03 years
Weighted Average Discount Rate – Operating Leases	5.00%

Future minimum lease payments under non-cancellable leases as of October 5, 2019 were as follows:

All Amounts in Thousands
Year 1	$733
Year 2	483
Year 3	75
Year 4	27
Year 5	10
Thereafter	--
Total future minimum lease payments	1,328
Less imputed interest	(64)
Total	$1,264

Reported as of October 5, 2019
Current operating lease liabilities	689
Long-term operating lease liabilities	575
Total	$1,264

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

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to: the impact of competitive products and pricing; product demand and market acceptance; new product development; Escalade’s ability to achieve its business objectives, especially with respect to its Sporting Goods business on which it has chosen to focus; Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products; the continuation and development of key customer, supplier, licensing and other business relationships; the ability to successfully negotiate the shifting retail environment and changes in consumer buying habits; the financial health of our customers; disruptions or delays in our supply chain; Escalade’s ability to control costs; Escalade’s ability to successfully implement actions to lessen the potential impacts of tariffs and other trade restrictions applicable to our products and raw materials, including impacts on the costs of producing our goods, importing products and materials into our markets for sale, and on the pricing of our products; general economic conditions; fluctuation in operating results; changes in foreign currency exchange rates; changes in the securities markets; Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing; the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology; risks related to data security of privacy breaches; and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	78.1%	72.0%	76.4%	73.7%
Gross margin	21.9%	28.0%	23.6%	26.3%
Selling, administrative and general expenses	14.8%	15.6%	18.4%	18.3%
Amortization	0.8%	0.7%	0.9%	0.9%
Operating income	6.3%	11.7%	4.3%	7.1%

Revenue and Gross Margin

Sales increased by 4.1% for the third quarter of 2019, compared with the same period in the prior year due primarily to increased sales in the Games category. The increase in sales from our Games category was partially offset by a continuing decline in archery vertical bow sales. For the first nine months of 2019, sales were up 7.0% compared to prior year.

The overall gross margin percentage decreased to 21.9% for the third quarter of 2019, compared to 28.0% for 2018 due to product mix. Gross margin percentage decreased to 23.6% for the first nine months of 2019, compared to 26.3% for the same period in the prior year. Gross margin was negatively impacted by customer allowances, lower factory utilization and sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $6.8 million for the third quarter of 2019 compared to $6.9 million for the same period in the prior year, a decrease of $0.1 million or 0.9%. SG&A as a percent of sales is 14.8% for the third quarter of 2019 compared with 15.6% for the same period in the prior year. For the first nine months of 2019, SG&A were $24.6 million compared to $22.9 million for the same period in 2019, an increase of $1.7 million or 7.2%, primarily driven by non-recurring costs of new basketball displayers and operating costs associated with Victory Tailgate. As a percent of sales, SG&A is 18.4% for the first nine months of 2019 compared with 18.3% for the same period in the prior year.

Other Income and Expense

During the first nine months of 2018, the Company sold its 50% equity interest in Stiga Sports AB (Stiga) for $33.7 million, resulting in a gain on sale of $13.0 million. This one time gain substantially increased the Company’s year to date earnings for 2018.

Provision for Income Taxes

The effective tax rate for the first nine months of 2019 was 14.6% compared to 21.4% for the same period last year. The 2018 tax rate was higher than 2019 due to the impact of the Tax Cuts and Jobs Act of 2017. Specifically, 2018 included the impact of the Section 965 Transition Tax paid on the untaxed foreign earnings of a controlled foreign corporation as if those earnings had been repatriated to the United States.

Financial Condition and Liquidity

Total debt at the end of the first nine months of 2019 was $5.4 million. Proceeds from the sale of the Company’s 50% interest in Stiga were used to pay off outstanding debt during 2018. The following schedule summarizes the Company’s total debt:

In thousands	October 5, 2019	December 29, 2018	October 6, 2018
Note payable	$135	$0	$0
Long term debt	5,221	0	0
Total	$5,356	$0	$0

As a percentage of stockholders’ equity, total debt was 4.2%, zero and zero at October 5, 2019, December 29, 2018, and October 6, 2018 respectively.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2019.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

In connection with the information set forth in this Quarterly Report on Form 10-Q, the factors discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements (the “Forward-Looking Statements”) and under Item 1A. Risk Factors, in Part I of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (the “Annual Report”), should be considered in addition to the discussion set forth below. All of these risks could materially and adversely affect our business, financial condition, and results of operations. In furtherance of, and not in limitation of, the more detailed discussion set forth in the Annual Report and/or in the Forward-Looking Statements, specific factors that may impact Escalade include the following additional risk factors.

The Company’s business is subject to risks associated with sourcing and manufacturing outside of the United States, and risks arising from tariffs and/or international trade wars.

The Company imports many of its raw materials and finished goods from countries outside of the United States, including but not limited to China and Mexico. The Company’s ability to import products in a timely and cost-effective manner may be affected by conditions, such as labor disputes, political unrest, and security requirements of the U.S. and other countries, that could result in the delayed importation of products or require us to locate alternative sources. Our import operations are subject to complex custom laws, regulations, tax requirements, and trade regulations, such as tariffs set by governments through mutual agreements or bilateral actions. Recent changes in U.S. tariffs on goods imported into the U.S., particularly goods from China, have increased the cost of goods purchased by the Company and the ongoing adverse effects of such tariffs potentially could become even more severe. In addition, the proposed trade deal between the U.S., Canada, and Mexico that would replace NAFTA, may or may not be ratified by the applicable legislative bodies in each country and the effects on the Company from the replacement or elimination of NAFTA are uncertain. The overall effect of these risks is that our costs may increase, which in turn may result in lower profitability if we are unable to offset such increases through higher prices, and/or that we may suffer a decline in sales if our customers do not accept price increases.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 7/13/2019 under the current repurchase program.	998,733	$8.88	998,733	$2,100,456
Third quarter purchases:
7/14/2019-8/10/2019	3,469	$10.96	1,002,202	$2,062,441
8/11/2019-9/7/2019	34,865	$10.49	1,037,067	$3,696,664
9/8/2019-10/5/2019	137,953	$10.98	1,175,020	$2,182,190
Total share purchases under the current program	1,175,020	$9.18	1,175,020	$2,182,190

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. From its inception date through October 5, 2019, the Company has repurchased 1,175,020 shares of its common stock under this repurchase program for an aggregate price of $10,784,638. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

Number	Description
3.1	Articles of Incorporation of Escalade, Incorporated. Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q.

3.2	Amended By-laws of Escalade, Incorporated, as amended April 22, 2014. Incorporated by reference from the Company’s 2014 First Quarter Report on Form 10-Q.

10.1	Amendment No.1 to Executive Severance Agreement dated as of June 25, 2019 between Escalade, Incorporated and David L. Fetherman. Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2019.

10.2	First Amendment to the Amended and Restated Credit Agreement dated as of January 21, 2019 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on September 3, 2019.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date: October 31, 2019	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his capacities as Principal Financial Officer and Principal Accounting Officer)