Form 10-K
period 2019-12-28
ESCALADE INC
filed 2020-02-21
CIK 33488

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2019

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

(Registrant's Telephone Number, including area code)

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

Yes ☐ No ☒

Aggregate market value of common stock held by nonaffiliates of the registrant as of July 13, 2019 based on the closing sale price as reported on the NASDAQ Global Market: $121,962,334.

The number of shares of Registrant's common stock (no par value) outstanding as of February 14, 2020: 14,072,877.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 13, 2020 are incorporated by reference into Part III of this Report, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year covered by this Form 10-K.

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

Product Category	Brand Names
Archery	Bear® Archery, Trophy Ridge®, Whisker Biscuit®, Cajun Bowfishing™, Karnage™, Fletcher™, Rocket®, SIK®, BearX™
Table Tennis	STIGA®, Ping-Pong®
Basketball Goals	Goalrilla™, Goaliath®, Silverback®, Hoopstar®, Goalsetter®
Trampoline	Vuly™
Play Systems	Woodplay®, Childlife®
Fitness	The STEP®, USWeight™, Lifeline®, Kettleworx®, Natural Fitness™, PER4M®
Game Tables (Hockey and Soccer)	Atomic®, American Legend®, HJ Scott®, Triumph™ Sports
Billiard Accessories	Mizerak®, Lucasi®, PureX®, Rage®, Players®, Cue&Case®
Darting	Unicorn®, Accudart®, Arachnid®, Nodor®, Winmau®
Outdoor Games	Zume Games®, Pickleball Now®, Onix®, Viva Sol®, Triumph™ Sports, Victory Tailgate®, DURA™

During 2019, 2018 and 2017, the Company had one customer, Amazon.com, Inc., that accounted for approximately 21%, 19% and 18%, respectively of the Company’s revenues. During 2019, 2018 and 2017 the Company had another customer, Dick’s Sporting Goods, which accounted for approximately 13%, 13% and 17%, respectively, of the Company’s revenues.

As of December 28, 2019, the Company had approximately 27% and 18% of its total accounts receivable with Amazon.com, Inc. and Dick’s Sporting Goods, respectively. As of December 29, 2018, the Company had approximately 24% and 14% of its total accounts receivable with Amazon.com, Inc. and Dick’s Sporting Goods, respectively.

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

Backlog and Seasonality

Sales are based primarily on standard purchase orders and in most cases, orders are shipped within the same month received. Unshipped orders at the end of the fiscal year (backlog) were not material and therefore are not an indicator of future results. Due to diversity in product categories, revenues have not been seasonal and are not expected to be so in the future.

Employees

The number of employees at December 28, 2019 and December 29, 2018 were as follows:

	2019	2018
Sporting Goods
USA	365	416
Mexico	84	97
Asia	19	18
Total	468	531

The I.U.E./C.W.A. (United Electrical Communication Workers of America, AFL-CIO) represents hourly rated employees at the Escalade Sports’ Evansville, Indiana distribution center. There were approximately 31 covered employees at December 28, 2019. A five year labor contract was negotiated and renewed in May 2016 and expires on May 1, 2021.

Sources of Supplies

Raw materials for Escalade's various product lines consist of, but are not limited to, wood, steel, aluminum, plastics, fiberglass and packaging. Escalade relies upon suppliers in various countries and upon various third party Asian manufacturers for many of its products. The Company believes that these sources will continue to provide adequate supplies as needed and that all other materials needed for the Company’s various operations are available in adequate quantities from a variety of domestic and foreign sources. From time to time, Escalade may experience disruptions in its supply chain due to circumstances beyond its control, such as the 2020 outbreak of the coronavirus, which disruptions could adversely impact Escalade until shifting to alternative sources or until operations return to normal.

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

Operating results have fluctuated from quarter to quarter in the past, and the Company expects that they will continue to do so in the future. Factors that could cause these quarterly fluctuations include the following: international, national and local general economic and market conditions; the size and growth of the overall sporting goods markets; intense competition among manufacturers, marketers, distributors and sellers of products; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal demand for products; adverse weather conditions that may create fluctuations in demand for certain of our products; the size, timing and mix of purchases of products; fluctuations and difficulty in forecasting operating results; ability to sustain, manage or forecast growth and inventories; new product development and introduction; ability to secure and protect trademarks, patents and other intellectual property; performance and reliability of products; customer service; the loss of significant customers or suppliers; dependence on distributors; business disruptions; disruptions or delays in our supply chain, including potential disruptions or delays arising from political unrest, war, labor strikes, natural disasters, and public heath crises such as the coronavirus pandemic; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation: exchange rates, import duties, tariffs, quotas and political and economic instability; changes in government regulations; any liability and other claims asserted against the Company; ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this Form 10-K and any other filings with the Securities and Exchange Commission.

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

The Company is currently in the process of seeking a new Chief Executive Officer, which creates uncertainty, and the transition may result in some disruption to the Company.

In November, 2019, the Company and its current Chief Executive Officer, David L. Fetherman, announced that Mr. Fetherman is retiring from all positions with the Company. Although Mr. Fetherman has agreed to continue to serve as the Company’s Chief Executive Officer until his successor has been hired and starts employment with the Company, the transition of leadership may result in some disruption to the Company’s ordinary course of operations. The process of seeking a new Chief Executive Officer requires substantial effort and time of the Company’s Board of Directors and other executives, which may divert attention from other matters. In addition, pending the hiring of a new Chief Executive Officer and that individual integrating himself or herself into the Company, the Company’s officers and employees may be uncertain as to the effects of the change in leadership on the Company, the Company’s customers and suppliers, and themselves.

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

Many of the Company’s products are manufactured outside the United States. Those products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products could occur due to work stoppages, port strikes, lack of availability of transportation, and other factors beyond the Company’s control. If the Company experiences any significant disruption in its supply chain for any reason, such as the recent coronavirus pandemic, the Company may be unable to satisfy customer demand for our products resulting in lost sales. Such delays could impair our ability to timely and efficiently deliver our products, and could adversely impact our operating results.

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

The Company has manufacturing operations in Mexico and sources many of its products and raw materials from China and other Asian countries. Foreign operations encounter risks similar to those faced by U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, control over product quality and content, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions. Additionally, our international operations may be adversely affected by political events, domestic or international terrorist events and hostilities or complications due to natural, nuclear or other disasters. For instance, recent government changes in Mexico have yielded requirements that call for increases in minimum wages at the border as well as the interior of Mexico. In addition, the ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and extended shutdown of certain businesses in the region. These or any further political or governmental developments or health concerns in Mexico, China or other countries in which the Company conducts business could result in social, economic and labor instability. These uncertainties could have a material adverse effect on the continuity of the Company’s operations and on the Company’s income and profitability.

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

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Management cannot be certain that weaknesses and deficiencies in internal controls will not arise or be identified or that the Company will be able to correct and maintain adequate controls over financial processes and reporting in the future. Any failure to maintain adequate controls, to adequately implement required new or improved controls, or to successfully and timely integrate acquired businesses into the Company’s financial reporting and internal controls could harm operating results or cause failure to meet reporting obligations in a timely and accurate manner. Ineffective internal controls over financial reporting could also cause investors to lose confidence in reported financial information, which could adversely affect the trading price of the Company’s common stock.

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

The Company relies on a suite of applications and third-party software to receive and process customer orders and for the core of its manufacturing, distribution, and accounting systems. These systems, if not functioning properly, could disrupt its operations, including the Company’s ability to receive and ship orders and to process financial information or engage in similar normal business activities. Any material disruption, malfunction, cyber-attack or other similar problems in or with these systems could negatively impact our financial results and materially adversely affect our business operations.

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

The public trading of the Company’s common stock is based on many factors which could cause fluctuation in the Company’s stock price. These factors may include, among other things:

•	General economic and market conditions;
•	Actual or anticipated variations in quarterly operating results;
•	Limited research coverage by securities analysts;
•	Relatively low market capitalization resulting in low trading volume in the Company’s stock;
•	If securities analysts provide coverage, our inability to meet or exceed securities analysts' estimates or expectations;
•	Conditions or trends in the Company’s industries;
•	Changes in the market valuations of other companies in the Company’s industries;
•	Announcements by the Company or the Company’s competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;
•	Capital commitments;
•	Additions or departures of key personnel;
•	Tariffs, quotas, customs, import and export restrictions, and other trade barriers;
•	Global events, including acts or threats of war or terrorism, international conflicts, political instability, natural disasters, and public health crises;
•	Sales and repurchases of the Company’s common stock; and
•	The ability to maintain listing of the Company’s common stock on the NASDAQ Global Market.

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

Terrorist attacks, acts of war, natural disasters, and public health crises may seriously harm the Company’s business.

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

In addition, any natural disaster or other serious disruption to one of the Company’s manufacturing or distribution sites due to fire, tornado, earthquake or other natural disasters in countries where the Company conducts business, or political unrest, war, labor strikes, work stoppages or public health crises, such as outbreaks of the coronavirus in countries where our suppliers are located could result in the disruption of the Company’s shipments and supply chain of products and raw materials. Due to the recent outbreak of the coronavirus originating in Wuhan, China, certain of our product shipments from China may be delayed. Although we are monitoring the situation, the Company cannot predict whether, for how long, or the extent to which the outbreak may disrupt the Company’s supply chain, manufacturing operations, and/or product shipments. Any significant disruption resulting from similar events on a large scale or over a prolonged period could cause significant delays until the Company would be able to resume normal operations or shift to other third party suppliers, if needed. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all, and could negatively affect the Company’s sales and profitability.

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

Certain political developments in recent years have provided increased economic uncertainty. The United Kingdom formally exited the European Union on January 31,2020 (“Brexit”), and is now in a transition period until the end of 2020 to negotiate a new trade agreement with the European Union. Although the Company may not be directly impacted by Brexit, the absence of a future trade deal could subject the rest of the world to tariffs and duties set by the World Trade Organization, resulting in higher import costs on the Company’s products and raw materials. In addition, political conflicts in the U.S. could result in economic and trade policy actions that would impact economic conditions in various countries, the cost of importing into the U.S. and the competitive landscape of our customers, suppliers and competitors.

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

The Company imports many of its raw materials and finished goods from countries outside of the United States, including but not limited to China and Mexico. The Company’s ability to import products in a timely and cost-effective manner may be affected by conditions, such as labor disputes, political unrest, and security requirements of the U.S. and other countries that could delay importation of products or require us to locate alternative sources. Our import operations are subject to complex custom laws, regulations, tax requirements, and trade regulations, such as tariffs set by governments through mutual agreements or bilateral actions. Recent changes in U.S. tariffs on goods imported into the U.S., particularly goods from China, have increased the cost of goods purchased by the Company and the ongoing adverse effects of such tariffs potentially could become even more severe. The overall effect of these risks is that our costs may increase, which in turn may result in lower profitability if we are unable to offset such increases through higher prices, and/or that we may suffer a decline in sales if our customers do not accept price increases.

The United States, Mexico and Canada recently signed the United States-Mexico-Canada Agreement ("USMCA"), the successor agreement to the North American Free Trade Agreement ("NAFTA"). It is expected that the USMCA will become effective by January 1, 2021. The United States also recently signed a "Phase 1" trade agreement with China. It remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs, the USMCA or other international trade agreements and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products or any resulting negative sentiments towards the United States could materially adversely affect the Company’s business, financial condition, operating results and cash flows.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

At December 28, 2019, the Company owned or operated from the following locations:

Location	Square Footage	Owned or Leased	Use
Evansville, Indiana, USA	523,000	Owned	Distribution; sales and marketing; engineering; administration
Rosarito, Mexico	174,700	Owned	Manufacturing and distribution
Gainesville, Florida, USA	154,200	Owned	Manufacturing and distribution
Olney, Illinois, USA	108,500	Leased	Manufacturing and distribution
Orlando, Florida, USA	50,018	Leased	Marketing; manufacturing and distribution
Orlando, Florida, USA	10,587	Leased	Manufacturing and distribution
Jacksonville, Florida, USA	2,287	Leased	Sales and marketing
Shanghai, China	3,225	Leased	Sales and sourcing

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

Part II

ITEM 5 — MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded under the symbol “ESCA” on the NASDAQ Global Market. As of February 14, 2020, there were approximately 118 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 10/5/2019 under the current repurchase program.	1,175,020	$9.18	1,175,020	$2,182,190
Fourth quarter purchases:
10/6/2019 – 11/2/2019	26,307	$10.85	1,201,327	$1,896,710
11/3/2019 – 11/30/2019	14,991	$10.91	1,216,318	$1,733,156
12/1/2019 – 12/28/2019	39,272	$10.37	1,255,590	$1,326,098
Total share purchases under the current program	1,255,590	$9.27	1,255,590	$1,326,098

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. From its inception date through December 28, 2019, the Company has repurchased 1,255,590 shares of its common stock under this repurchase program for an aggregate price of $11,640,730. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

ITEM 6 — SELECTED FINANCIAL DATA [Not Required]

ITEM 7 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section should be read in conjunction with Item 1: Business; Item 1A: Risk Factors; and Item 8: Financial Statements and Supplementary Data.

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to: the impact of competitive products and pricing; product demand and market acceptance; new product development; Escalade’s ability to achieve its business objectives, especially with respect to its Sporting Goods business on which it has chosen to focus; Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products; the continuation and development of key customer, supplier, licensing and other business relationships; the ability to successfully negotiate the shifting retail environment and changes in consumer buying habits; the financial health of our customers; disruptions or delays in our supply chain, including potential disruptions or delays arising from political unrest, war, labor strikes, natural disasters, and public health crises such as the coronavirus pandemic; Escalade’s ability to control costs; Escalade’s ability to successfully implement actions to lessen the potential impacts of tariffs and other trade restrictions applicable to our products and raw materials, including impacts on the costs of producing our goods, importing products and materials into our markets for sale, and on the pricing of our products; general economic conditions; fluctuation in operating results; changes in foreign currency exchange rates; changes in the securities markets; Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing; the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology; risks related to data security of privacy breaches; and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

Within the sporting goods industry, the Company has successfully built a robust market presence in several niche markets. This strategy is heavily dependent on expanding our customer base, barriers to entry, strong brands, excellent customer service and a commitment to innovation. A key strategic advantage is the Company’s established relationships with major customers that allow the Company to bring new products to market in a cost-effective manner while maintaining a diversified portfolio of products to meet the demands of consumers. In addition to strategic customer relations, the Company has substantial manufacturing and import experience that enable it to be a low-cost supplier.

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

In 2017, the Company acquired Lifeline Products, LLC, a fitness leader of over 40 years, providing products used for bodyweight, progressive variable resistance and functional training. In 2018, the Company acquired Victory Tailgate, LLC, a brand known for its premium licensed and custom tailgating games. These and other acquisitions strengthen the Company’s leadership in various product categories, while providing exciting new opportunities within the sports licensing and customization space. The Company also sometimes divests or discontinues certain operations, assets, and products that do not perform to the Company's expectations or no longer fit with the Company's strategic objectives.

Management believes that key indicators in measuring the success of these strategies are revenue growth, earnings growth, new product introductions, and the expansion of channels of distribution. The following table sets forth the annual percentage change in revenues and net income over the past three years:

	2019	2018	2017
Net revenue
Sporting Goods	2.7%	(0.9%)	3.3%
Total	2.7%	(0.9%)	3.3%

Net income
Sporting Goods	(39.2%)	14.4%	(1.7%)
Total	(64.5%)	45.4%	22.3%

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	2019	2018	2017
Net revenue	100.0%	100.0%	100.0%
Cost of products sold	76.5%	74.4%	74.8%
Gross margin	23.5%	25.6%	25.2%
Selling, administrative and general expenses	17.6%	16.9%	16.1%
Amortization	0.8%	0.8%	0.9%
Operating income	5.1%	7.9%	8.2%

Revenue and Gross Margin

Net revenue increased 2.7% in 2019 compared to 2018.

The overall gross margin percentage decreased to 23.5% in 2019 compared with 25.6% in 2018 due primarily to customer allowances, lower factory utilization, tariffs and sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $31.6 million in 2019 compared to $29.8 million in 2018, an increase of $1.8 million or 6.1%. SG&A increased due to operating costs associated with Victory Tailgate, which was acquired during the fourth quarter of 2018 and an investment in basketball displayers. SG&A as a percent of sales is 17.6% in 2019 compared with 16.9% in 2018.

Other Income

During 2018, the Company recognized a $13.0 million gain in other income on the sale of our 50% owned equity method investment, Stiga, a Swedish entity. Equity in earnings of affiliates was $0.1 million in 2018.

Provision for Income Taxes

The effective tax rate for 2019 and 2018 was 18.8% and 22.7%, respectively. The 2019 effective tax rate is lower than the statutory rate primarily due to the federal benefit of state income taxes and federal income tax credits. The 2018 effective tax rate was higher than the statutory rate primarily due to the impact of state income taxes and additional provisional expenses booked relative to the 2017 U.S. Tax Reforms signed into law on December 22, 2017 making significant changes to the Internal Revenue Code. Specifically, 2018 included the impact of the Section 965 Transition Tax paid on the untaxed foreign earnings of a controlled foreign corporation as if those earnings had been repatriated to the United States.

Sporting Goods

Net revenues, operating income, and net income for the Sporting Goods segment for the three years ended December 28, 2019 were as follows:

In Thousands	2019	2018	2017
Net revenue	$180,541	$175,780	$177,333
Operating income	8,611	13,999	15,600
Net income	5,997	9,869	8,626

Net revenue increased 2.7% in 2019 compared to 2018.

The gross margin ratio in 2019 was 23.5% compared to 25.6% in 2018. The decrease was primarily due to increased customer allowances, lower factory utilization, tariffs and sales mix. Operating income, as a percentage of net revenue, decreased to 4.8% in 2019 compared to 8.0% in 2018.

Financial Condition and Liquidity

The current ratio, a basic measure of liquidity (current assets divided by current liabilities), for 2019 was 4.8, compared to 5.3 in 2018. Receivable levels decreased to $35.5 million in 2019 compared with $40.7 million in 2018 and net inventory increased $3.2 million to $42.3 million in 2019 from $39.1 million in 2018.

The Company’s working capital requirements are primarily funded through cash flows from operations and revolving credit agreements with its bank. During 2019, the Company’s maximum borrowings under its primary revolving credit lines and overdraft facility totaled $10.5 million compared to $24.2 million in 2018. The overall effective interest rate in 2019 was 8.7% compared to the effective rate of 4.9% in 2018. Proceeds from the sale of the Company’s 50% interest in Stiga were used to pay off outstanding debt, including the repayment of the Company’s outstanding term loan facility during 2018. Total long-term debt at the end of the Company’s 2019 fiscal year was zero.

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

Operating cash flows were used to fund acquisitions, to pay shareholder dividends, and to fund stock repurchases.

In 2020, the Company estimates capital expenditures to be approximately $2.9 million.

The Company believes that cash generated from its projected 2020 operations and the commitment of borrowings from its primary lender will provide it with sufficient cash flows for its operations.

It is possible that if economic conditions deteriorate, this could have adverse effects on the Company’s ability to operate profitably during fiscal year 2020. To the extent that occurs, management will pursue cost reduction initiatives and consider realignment of its infrastructure in an effort to match the Company’s overhead and cost structure with the sales level dictated by current market conditions.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under the sub-heading “New Accounting Pronouncements”.

Off Balance Sheet Financing Arrangements

The Company has no financing arrangements that are not recorded on the Company’s balance sheet.

Contractual Obligations

The following schedule summarizes the Company’s material contractual obligations as of December 28, 2019:

Amounts in thousands	Total	2020	2021 – 2022	2023 – 2024	Thereafter
Debt	$-	$-	$-	$-	$--
Future interest payments	-	-	-	-	--
Operating leases	1,207	715	448	44	--
Minimum payments under purchase, royalty and license agreements	3,724	1,662	1,522	540	--
Total	$4,931	$2,377	$1,970	$584	$--

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

The Company has one reporting unit that is identical to our operating segment, Sporting Goods. Of the total recorded goodwill of $26.7 million at December 28, 2019, the entire amount was allocated to the Escalade Sports reporting unit. The results of the qualitative impairment assessment of the Escalade Sports reporting unit indicated that it was not “more likely than not” that the fair value of the reporting unit was less than the carrying value as of December 28, 2019.

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

Non-Marketable Equity Method Investment

The Company had a minority equity position in a company strategically related to the Company’s business, but did not have control over this company. The accounting method employed was dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest was less than 20% and the degree of influence was not significant, the cost method of accounting is employed. Where the equity interest was greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income was recorded in equity in earnings of affiliates on the consolidated statements of operations. The proportionate share of net income was $0.1 million and $1.6 million in 2018 and 2017, respectively. Total cash dividends received from this equity investment amounted to $2,323 thousand and $2,168 thousand in 2018 and 2017, respectively. On May 17, 2018, the company completed the sale of its 50% interest for $33.7 million, resulting in a gain on sale of $13.0 million. In conjunction with the sale, the Company entered into a new license agreement with Stiga for the licensing rights to manufacture, market, promote, sell and distribute Stiga-branded table tennis hobby products in the United States, Mexico and Canada. The Company has had the licensing rights for such products since 1995 pursuant to an existing license agreement that expired December 31, 2018. The new license agreement went into effect on January 1, 2019.

Effect of Inflation

The Company cannot accurately determine the precise effects of inflation. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expenses; improving manufacturing technologies; and redesigning products to keep these costs under control.

Capital Expenditures

As of December 28, 2019, the Company had no material commitments for capital expenditures. In 2020, the Company estimates capital expenditures to be approximately $2.9 million.

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

The management of Escalade assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (published in 2013) and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that, as of December 28, 2019, the Company’s internal control over financial reporting was effective.

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

/s/ David L. Fetherman,	/s/ Stephen R. Wawrin,
Chief Executive Officer	Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2019. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 13, 2020 under the captions “Certain Beneficial Owners,” “Election of Directors,” “Executive Officers of the Registrant,” “Board of Directors, Its Committees, Meetings and Functions,” and “Delinquent Section 16(a) Reports,” if applicable, and is incorporated herein by reference.

ITEM 11— EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 13, 2020 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee” and “Executive Compensation” and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appears under the caption “Report of the Compensation Committee” is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 13, 2020 under the captions “Certain Beneficial Owners” and “Election of Directors” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	20,000	$14.39	1,377,026
Equity compensation plans not approved by security holders	--	--	--
Total	20,000		1,377,026

(1) These plans include the Escalade, Incorporated 2007 Incentive Plan, including an additional 1,500,000 shares added under a 2012 amendment to the Escalade 2007 Incentive Plan, and the Escalade, Incorporated 2017 Incentive Plan. All plans were approved by stockholders at Escalade’s Annual Meetings of Stockholders in 2007, 2012, and 2017, respectively.

(2) Does not include 128,636 shares subject to outstanding, unvested restricted stock awards.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on May 13, 2020 under the captions “Election of Directors” and “Board of Directors, Its Committees, Meetings and Functions” and is incorporated herein by reference. The information required by Item 404 of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 13, 2020 under the caption “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 13, 2020 under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

Part IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as a part of this report:

(1)	Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated financial statements of Escalade, Incorporated and subsidiaries:
Consolidated balance sheets—December 28, 2019 and December 29, 2018
Consolidated statements of operations—fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017
Consolidated statements of comprehensive income—fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017
Consolidated statements of stockholders’ equity—fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017
Consolidated statements of cash flows—fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017
Notes to consolidated financial statements

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of Escalade, Incorporated (a)
3.2	Amended By-Laws of Escalade, Incorporated (f)
10.1	Amended and Restated Credit Agreement dated as of January 21, 2019 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material) (b)
10.2	First Amendment dated as of September 3, 2019 to Amended and Restated Credit Agreement dated as of January 21, 2019 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (k)
10.3	Pledge and Security Agreement dated as of January 21, 2019 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material) (c)

(4)	Executive Compensation Plans and Arrangements

10.4	Escalade, Incorporated 2007 Incentive Plan, as amended, incorporated by reference herein from Annex 1 and 2 to the Registrant’s 2012 Definitive Proxy Statement (e)
10.5	Escalade, Incorporated 2017 Incentive Plan, incorporated by reference herein from Annex 1 to the Registrant’s 2017 Definitive Proxy Statement (i)
10.6	Form of Stock Option Award Agreement utilized in Stock Option grants to employees pursuant to the Escalade, Incorporated 2017 Incentive Plan (d)
10.7	Form of Stock Option Award Agreement utilized in Stock Option grants to Directors pursuant to the Escalade, Incorporated 2017 Incentive Plan (d)
10.8	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants to employees pursuant to the Escalade Incorporated 2017 Incentive Plan (d)
10.9	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants to Directors pursuant to the Escalade, Incorporated 2017 Incentive Plan (d)
10.10	Executive Severance agreement, dated June 9, 2016 between David L. Fetherman and Escalade, Inc. (h)
10.11	Amendment No. 1 dated June 25, 2019 to Executive Severance agreement, dated June 9, 2016 between David L. Fetherman and Escalade, Inc. (j)
10.12	Agreement and Release dated November 21, 2019 between David L. Fetherman and Escalade, Inc (l)
21	Subsidiaries of the Registrant
23.1	Consent of BKD, LLP
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer Section 1350 Certification
32.2	Chief Financial Officer Section 1350 Certification
101.Cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.Def	XBRL Taxonomy Extension Definition Linkbase Document
101.Lab	XBRL Taxonomy Extension Label Linkbase Document
101.Pre	XBRL Taxonomy Extension Presentation Linkbase Document
101.Ins	XBRL Instance Document
101.Sch	XBRL Taxonomy Extension Schema Document

(a)	Incorporated by reference from the Company's 2007 First Quarter Report on Form 10-Q
(b)	Incorporated by reference from the Company's Form 8-K/A filed on February 1, 2019. The 2019 Amended and Restated Credit Agreement supersedes the 2016 Credit Agreement with JPMorgan Chase Bank, N.A. previously entered into by the Company and Indian Industries, Inc. The domestic subsidiaries of the Company and Indian Industries are parties to the 2019 Amended and Restated Credit Agreement as subsidiary guarantors, which supersedes the Unlimited Continuing Guarantees previously entered into by those subsidiaries.
(c)	Incorporated by reference from the Company’s Form 8-K filed on January 25, 2019. The 2019 Pledge and Security Agreement supersedes the pledge agreements previously entered into by the Company, Indian Industries, Inc. and their domestic subsidiaries
(d)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 30, 2017 and filed on February 27, 2018
(e)	Incorporated by reference from the Company’s 2012 Proxy Statement
(f)	Incorporated by reference from the Company’s 2014 First Quarter Report on Form 10-Q filed on April 22, 2014
(g)	Incorporated by reference from the Company’s 2016 First Quarter Form 10-Q filed on April 15, 2016
(h)	Incorporated by reference from the Company’s Form 8-K filed on June 13, 2016
(i)	Incorporated by reference from the Company’s 2017 Proxy Statement
(j)	Incorporated by reference from the Company’s Form 8-K filed on June 25, 2019
(k)	Incorporated by reference from the Company’s Form 8-K filed on September 3, 2019
(l)	Incorporated by reference from the Company’s Form 8-K filed on November 21, 2019

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

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated as of December 28, 2019, and December 29, 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalade, Incorporated as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), Escalade, Incorporated’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control-–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2020, expressed an unqualified opinion on the effectiveness of Escalade, Incorporated’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of Escalade, Incorporated’s management. Our responsibility is to express an opinion on Escalade, Incorporated’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Escalade, Incorporated in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as Escalade, Incorporated’s auditor since 1977.

/s/ BKD, LLP

Evansville, Indiana

February 21, 2020

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

Opinion on the Internal Control Over Financial Reporting

We have audited Escalade, Incorporated’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control––Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, Escalade, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control–– Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Escalade, Incorporated and our report dated February 21, 2020, expressed an unqualified opinion thereon.

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

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Escalade, Incorporated in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definitions and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Escalade, Incorporated; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Escalade, Incorporated are being made only in accordance with authorizations of management and directors of Escalade, Incorporated; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Escalade, Incorporated’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BKD, LLP

Evansville, Indiana

February 21, 2020

Escalade, Incorporated and Subsidiaries

Consolidated Balance Sheets

All Amounts in Thousands Except Share Information	December 28, 2019	December 29, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$5,882	$2,824
Receivables, less allowances of $483 and $532; respectively	35,450	40,682
Inventories	42,269	39,122
Prepaid expenses	3,151	4,151
Prepaid income tax	163	1,082
Other current assets	-	2
TOTAL CURRENT ASSETS	86,915	87,863

Property, plant and equipment, net	15,111	15,498
Operating lease right-of-use assets	1,080	-
Intangible assets	18,847	19,785
Goodwill	26,749	26,381
Other assets	77	-
TOTAL ASSETS	$148,779	$149,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$135	$-
Trade accounts payable	7,765	5,631
Accrued liabilities	9,689	11,072
Current operating lease liabilities	621	-
TOTAL CURRENT LIABILITIES	18,210	16,703

Long-term debt	-	-
Deferred income tax liability	3,537	3,409
Operating lease liabilities	475	-
Other liabilities	387	1,094
TOTAL LIABILITIES	22,609	21,206

Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock
Authorized: 1,000,000 shares, no par value, none issued
Common stock
Authorized: 30,000,000 shares, no par value
Issued and outstanding: 2019 —14,214,777 shares, 2018 —14,438,824 shares	14,215	14,439
Retained earnings	111,955	113,882
TOTAL STOCKHOLDERS’ EQUITY	126,170	128,321
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,779	$149,527

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Operations

	Years Ended
All Amounts in Thousands Except Per Share Data	December 28, 2019	December 29, 2018	December 30, 2017
Net Sales	$180,541	$175,780	$177,333

Costs and Expenses
Cost of products sold	138,181	130,750	132,606
Selling, administrative and general expenses	31,616	29,807	28,548
Amortization	1,469	1,406	1,579

Operating Income	9,275	13,817	14,600

Other Income (Expense)
Interest expense	(356)	(427)	(804)
Equity in earnings of affiliates	--	121	1,634
Gain on sale of equity method investment (includes ($3,729) of accumulated other comprehensive loss reclassification from foreign currency translation adjustment)	--	13,020	--
Gain on bargain purchase	--	--	256
Other income (expense)	15	(89)	(169)

Income Before Income Taxes	8,934	26,442	15,517

Provision for Income Taxes	1,676	6,000	1,456

Net Income	$7,258	$20,442	$14,061

Earnings Per Share Data:
Basic earnings per share	$0.50	$1.42	$0.98
Diluted earnings per share	$0.50	$1.41	$0.98

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended
All Amounts in Thousands	December 28, 2019	December 29, 2018	December 30, 2017
Net Income	$7,258	$20,442	$14,061

Foreign currency translation adjustment before reclassifications	-	(1,119)	1,670

Amounts reclassified from comprehensive income due to divestiture of equity investment	-	3,729	-

Comprehensive Income	$7,258	$23,052	$15,731

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
All Amounts in Thousands	Shares	Amount	Earnings	Income (Loss)	Total
Balances at December 31, 2016	14,305	$14,305	$91,688	$(4,280)	$101,713

Other comprehensive income				1,670	1,670
Net income			14,061		14,061
Expense of stock options and restricted stock units			522		522
Exercise of stock options	28	28	131		159
Settlement of restricted stock units	26	26	(26)		--
Dividends declared			(6,607)		(6,607)
Stock issued to directors as compensation	13	13	139		152

Balances at December 30, 2017	14,372	$14,372	$99,908	$(2,610)	$111,670

Other comprehensive income				2,610	2,610
Net income			20,442		20,442
Expense of stock options and restricted stock units			604		604
Exercise of stock options	9	9	45		54
Settlement of restricted stock units	47	47	(47)		--
Dividends declared			(7,215)		(7,215)
Stock issued to directors as compensation	12	12	154		166
Purchase of stock	(1)	(1)	(9)		(10)

Balances at December 29, 2018	14,439	$14,439	$113,882	$-	$128,321

Net income			7,258		7,258
Expense of stock options and restricted stock units			513		513
Exercise of stock options	10	10	108		118
Settlement of restricted stock units	29	29	(29)		--
Dividends declared			(7,204)		(7,204)
Stock issued to directors as compensation	9	9	93		102
Purchase of stock	(272)	(272)	(2,666)		(2,938)

Balances at December 28, 2019	14,215	$14,215	$111,955	$-	$126,170

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
All Amounts in Thousands	December 28, 2019	December 29, 2018	December 30, 2017
Operating Activities:
Net Income	$7,258	$20,442	$14,061
Reconciling adjustments:
Depreciation and amortization	4,031	3,857	3,910
Provision for doubtful accounts	322	155	775
Stock option and restricted stock unit expense	513	604	522
Equity in net income of joint venture investments	--	(121)	(1,634)
Deferred income taxes	128	940	(2,947)
Gain on sale of equity method investment	--	(13,020)	--
Gain on insurance proceeds received for damage to property	--	(377)	--
Gain on bargain purchase	--	--	(256)
Loss (gain) on disposals of assets	7	--	(5)
Dividends received from equity method investments	--	2,323	2,168
Changes in
Accounts receivable	4,911	(1,140)	(3,366)
Inventories	(3,147)	(3,359)	(468)
Prepaids and other assets	1,971	194	(507)
Accounts payable and accrued expenses	44	(3,992)	1,110
Net cash provided by operating activities	16,038	6,506	13,363
Investing Activities:
Purchase of property and equipment	(2,185)	(2,818)	(2,745)
Acquisitions	(765)	(7,169)	(1,450)
Proceeds from sale of equity investment	--	33,705	--
Insurance proceeds received for damage to property	--	1,154	--
Proceeds from sale of property and equipment	4	--	5
Net cash provided by (used in) investing activities	(2,946)	24,872	(4,190)
Financing Activities:
Dividends paid	(7,204)	(7,215)	(6,607)
Proceeds from issuance of long-term debt	77,502	28,024	56,713
Payments on long-term debt	(77,502)	(51,145)	(59,031)
Proceeds from exercise of stock options	118	54	159
Deferred financing fees	(112)	--	--
Purchase of stock	(2,938)	(10)	--
Director stock compensation	102	166	152
Net cash used in financing activities	(10,034)	(30,126)	(8,614)
Increase in Cash and Cash Equivalents	3,058	1,252	559
Cash and Cash Equivalents, beginning of year	2,824	1,572	1,013
Cash and Cash Equivalents, end of year	$5,882	$2,824	$1,572
Supplemental Cash Flows Information
Interest paid	$346	$423	$792
Income taxes paid	$1,383	$4,844	$3,816
Information regarding the Company’s acquisitions in 2019, 2018 and 2017 are as follows:
Fair value of assets acquired	$900	$9,285	$2,018
Cash paid for assets	(765)	(7,169)	(1,450)
Consideration of holdback provision	--	286	--
Note payable for deferred purchase price obligation	(135)	--	--
Liabilities assumed	$--	$2,402	$568

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

Fiscal Year End

The Company’s fiscal year is a 52 or 53 week period ending on the last Saturday in December. Fiscal year 2019 was 52 weeks long, ending December 28, 2019. Fiscal year 2018 was 52 weeks long, ending December 29, 2018. Fiscal year 2017 was 52 weeks long, ending on December 30, 2017.

Cash and Cash Equivalents

Highly liquid financial instruments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Cash and cash equivalent balances may at times be in excess of federally insured limits. The Company maintains its cash and cash equivalent balances at high-credit quality financial institutions.

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

Inventories

Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower of cost or net realizable value. This inventory valuation reserve totaled $786 thousand and $456 thousand at fiscal year-end 2019 and 2018, respectively. Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

In Thousands	2019	2018
Raw materials	$3,186	$3,622
Work in process	2,177	2,892
Finished goods	36,906	32,608
	$42,269	$39,122

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

In Thousands	2019	2018
Land	$1,943	$1,943
Buildings and leasehold improvements	16,831	16,768
Machinery and equipment	24,721	27,458
Total cost	43,495	46,169
Accumulated depreciation and amortization	(28,384)	(30,671)
	$15,111	$15,498

The Company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. No asset impairment was recognized during the years ended 2019, 2018, or 2017.

Investments

Non-Marketable Equity Investment: The Company had an equity position in a company that strategically related to the Company’s business, but the Company did not have control over that entity. The accounting method employed was dependent on the level of ownership and degree of influence the Company could exert on operations. Where the equity interest was less than 20% and the degree of influence was not significant, the cost method of accounting was employed. Where the equity interest was greater than 20% but not more than 50%, the equity method of accounting was utilized. Under the equity method, the Company’s proportionate share of net income was recorded in equity in earnings of affiliates on the consolidated statement of operations. The proportionate share of net income was $0.1 million and $1.6 million in 2018 and 2017, respectively. Total cash dividends received from this equity investment amounted to $2,323 thousand and $2,168 thousand in 2018 and 2017, respectively. The Company considered whether the fair value of its equity investment declined below its carrying value whenever adverse events or changes in circumstances indicated that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down was recorded to estimated fair value.

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

Foreign Currency Translation

The functional currency for the foreign operations of Escalade is the U.S. dollar. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Operations and were insignificant in fiscal years 2019, 2018, and 2017.

Cost of Products Sold

Cost of products sold is comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Other Income (Loss)

The components of Other Income (Loss) are as follows:

In Thousands	2019	2018	2017
Other income (loss)	$15	$(89)	$(169)
	$15	$(89)	$(169)

Provision for Income Taxes

Income tax in the consolidated statement of operations includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs incurred during 2019, 2018 and 2017 were approximately $1.6 million, $1.5 million, and $1.6 million, respectively.

New Accounting Pronouncements and Changes in Accounting Principles

Standards Adopted:

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

The Company adopted this standard on December 30, 2018 using the prospective application method practical expedient. The adoption of this standard had an immaterial impact on our consolidated balance sheet, recognizing a ROU asset and lease liability of $985 thousand. Refer to Note 4 for disclosure requirements related to this standard.

New Accounting Standards to be Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This amendment requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The amendments are effective in fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We do not expect the standard to have a material impact on our consolidated financial statements. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This amendment delays the effective dates of specific ASUs, including ASU 2016-13 by one year.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments are effective for annual impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The provisions of the amendment should be adopted on a prospective basis. Adoption of this standard will not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will be effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

In Thousands	2019	2018	2017
Beginning balance	$702	$691	$876
Additions	1,736	1,448	1,036
Deductions	(1,750)	(1,437)	(1,221)
Ending balance	$688	$702	$691

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

In Thousands	2019	2018	2017
Beginning balance	$456	$504	$415
Additions	756	383	288
Deductions	(426)	(431)	(199)
Ending balance	$786	$456	$504

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

In Thousands	2019	2018	2017
Beginning balance	$532	$623	$910
Additions	322	155	775
Deductions	(371)	(246)	(1,062)
Ending balance	$483	$532	$623

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

In Thousands	2019	2018	2017
Beginning balance	$1,550	$3,357	$2,777
Additions	7,292	6,575	6,608
Deductions	(7,550)	(8,382)	(6,028)
Ending balance	$1,292	$1,550	$3,357

Note 3 —             Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands	2019	2018
Employee compensation	$1,917	$2,858
Customer related allowances and accruals	4,876	4,627
Other accrued items	2,896	3,587
	$9,689	$11,072

Note 4 —             Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 5 years. As of December 28, 2019, the Company has not entered into any lease arrangements classified as a finance lease.

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

All Amounts in Thousands	Twelve Months Ended December 28, 2019
Lease Expense
Operating Lease Cost	$826
Short-term Lease Cost	446
Variable Lease Cost	244
Total Operating Lease Cost	$1,516

Operating Lease – Operating Cash Flows	$755
New ROU Assets – Operating Leases	$867

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

Period Ended December 28, 2019
Weighted Average Remaining Lease Term – Operating Leases	1.98 years
Weighted Average Discount Rate – Operating Leases	5.00%

Future minimum lease payments under non-cancellable leases as of December 28, 2019 were as follows:

All Amounts in Thousands
Year 1	$658
Year 2	378
Year 3	70
Year 4	31
Year 5	13
Thereafter	-
Total future minimum lease payments	1,150
Less imputed interest	(54)
Total	$1,096

Reported as of December 28, 2019
Current operating lease liabilities	621
Long-term operating lease liabilities	475
Total	$1,096

Note 5 —             Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

	2019		2018
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	24,515	23,689	24,515	23,506
Non-compete agreements	2,749	2,702	2,749	2,625
Customer list	14,317	5,575	13,963	4,520
Trademarks	8,359	143	8,181	124
Developed technology	475	111	475	16
License agreements	700	48	700	7
	51,115	32,268	50,583	30,798

Amortization expense was $1.5 million, $1.4 million and $1.6 million for 2019, 2018 and 2017, respectively.

Estimated future amortization expense is summarized in the following table:

In Thousands	2020	2021	2022	2023	2024	Thereafter
Sporting Goods	1,437	1,388	1,368	1,290	1,165	4,415

All goodwill is allocated to the operating segment of the business. The changes in the carrying amount of goodwill were:

In Thousands	Sporting Goods
Balance at December 30, 2017	$21,548
Acquisition	4,833
Balance at December 29, 2018	$26,381
Acquisition	368
Balance at December 28, 2019	$26,749

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in FASB ASC 350, Intangibles – Goodwill and Other. A qualitative assessment is first performed to determine if the fair value of the reporting unit is “more likely than not” less than the carrying value. If so, we proceed to step one of the two-step goodwill impairment test, in which the fair value of the reporting unit is compared to its carrying value. If not, then performance of the second step of the goodwill impairment test is not necessary. If the carrying value of goodwill exceeds the implied estimated fair value calculated in the second step, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.

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

Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using average exchange rates for income statement amounts. The Company’s 50% portion of net income for Stiga for the period from December 31, 2017 through May 17, 2018 is $121 thousand. The Company’s 50% portion of net income for Stiga for the year ended December 30, 2017 was $1.6 million. For each of the years ended December 29, 2018 and December 30, 2017, the Company paid royalties to Stiga in the amount of $0.4 million. For the year ended December 28, 2019, the Company paid royalties to Stiga in the amount of $0.5 million.

In accordance with Rule 4-08(g) of Regulation S-X, summarized financial information for Stiga Sports AB statements of operations for the period from December 31, 2017 through May 17, 2018 and for the year ended December 31, 2017 is as follows:

	Period from December 31, 2017 through May 17, 2018	2017
Net sales	$12,978	$46,296
Gross profit	6,019	21,427
Net income	241	3,268

Note 7 —             Borrowings

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

As of December 28, 2019, the Company did not have any borrowings outstanding under the 2019 Restated Credit Agreement.

Note 8 —             Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

In Thousands	2019	2018	2017
Weighted average common shares outstanding	14,407	14,422	14,352
Dilutive effect of stock options and restricted stock units	32	55	39
Weighted average common shares outstanding, assuming dilution	14,439	14,477	14,391
Number of anti-dilutive stock options and unvested restricted stock units	80	70	58

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 9 —             Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for all employees. The Company’s contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company’s expense for the plan was $816 thousand, $715 thousand and $695 thousand for 2019, 2018 and 2017, respectively.

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

Restricted Stock Units

During 2019, and pursuant to the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 8,839 shares of common stock. In 2019, the Company awarded 11,400 restricted stock units to directors and 35,900 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vesting date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2019 restricted stock units awarded to employees are subject to a three year cliff vesting schedule, which means that these restricted stock units will fully vest, if at all, three years from the grant date provided that the employee is still employed by the Company on the vesting date. In addition, vesting of certain of the restricted stock units is subject to the Company meeting certain conditions based on Return on Equity and Adjusted EBITDA.

A summary of restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units as of December 30, 2017	103,076	$11.92
Granted	74,528	12.39
Vested	(47,358)	12.34
Forfeited	(4,259)	11.65
Non-vested stock units as of December 29, 2018	125,987	$12.05
Granted	47,300	11.54
Vested	(28,888)	12.40
Forfeited	(15,763)	12.08
Non-vested stock units as of December 28, 2019	128,636	$11.78

When vesting is dependent on certain market criteria, the fair value of restricted stock units is determined by the use of Monte Carlo techniques. The market price of the Company’s stock on the grant date is used to value restricted stock units where vesting is not contingent on market criteria. In 2019, 2018, and 2017 the Company recognized $505 thousand, $591 thousand, and $504 thousand respectively in compensation expense related to restricted stock units and as of December 28, 2019 and December 29, 2018, there was $622 thousand and $754 thousand respectively, of unrecognized compensation expense related to restricted stock units.

Stock Options

Total compensation expense recorded in the statements of operations for 2019, 2018 and 2017 relating to stock options was $8 thousand, $13 thousand and $18 thousand, respectively. As of December 28, 2019 and December 29, 2018, there was $5 thousand and $13 thousand respectively, of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.0 years. No stock options were awarded during 2019, 2018 or 2017.

The following table summarizes option activity for each of the three years ended 2019:

	Incentive Stock Options		Director Stock Options
	Granted	Outstanding	Granted	Outstanding
2019	--	20,000	--	--
2018	--	20,000	--	15,000
2017	--	29,250	--	15,000

The following table summarizes stock option transactions for the three years ended 2019:

	2019		2018		2017
	Shares	Option Price	Shares	Option Price	Shares	Option Price
Outstanding at beginning of year	35,000	$11.86 to $14.39	44,250	$5.85 to $14.39	72,375	$5.28 to $14.39
Issued during year	--	--	--	--	--	--
Canceled or expired	(5,000)	$11.86	--		--
Exercised during year	(10,000)	$11.86	(9,250)	$5.85	(28,125)	$5.28 to $5.85
Outstanding at end of year	20,000	$14.39	35,000	$11.86 to $14.39	44,250	$5.85 to $14.39
Exercisable at end of year	6,666		15,000		24,250
Weighted-average fair value of options granted during the year	--		--		--

The total intrinsic value of options exercised was $0.0 million, $0.1 million and $0.2 million for 2019, 2018 and 2017, respectively.

The following table summarizes information about stock options outstanding at December 28, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$14.39	20,000	2.17 years	$14.39	6,666	$14.39

During the year ended December 28, 2019, the following activity occurred under the Company’s stock option plan:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested balance, beginning of year	20,000	$2.52
Granted	--	--
Vested	(6,666)	$2.52
Forfeited	--	--
Nonvested balance, end of year	13,334	$2.52

Note 11 —         Other Comprehensive Loss

The components of other comprehensive loss were as follows:

In Thousands	2019	2018	2017
Change in foreign currency translation adjustment before reclassifications	--	$(1,119)	$1,670
Amounts reclassified from comprehensive income due to a divestiture of equity investment	--	3,729	--

The components of accumulated other comprehensive loss, net of tax, were as follows:

In Thousands	2019	2018	2017
Foreign currency translation adjustment	$--	$--	$(2,610)

Note 12 —         Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands	2019	2018	2017
Income before taxes:	$8,934	$26,442	$15,517
Provision (benefit) for taxes:
Current
Federal	$1,419	$4,574	$4,191
State	129	486	212
	1,548	5,060	4,403
Deferred
Federal	367	591	(2,441)
State	(239)	349	(506)
	128	940	(2,947)
	$1,676	$6,000	$1,456

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands	2019	2018	2017
Income tax at statutory rate	$1,876	$5,553	$5,431
Increase (decrease) in income tax resulting from
State tax expense, net of federal effect	(86)	660	(191)
Federal true-ups	(60)	(23)	193
Federal tax credits	(93)	(115)	(242)
Effect of foreign tax rates	--	(304)	(399)
Valuation allowances (state and foreign)	--	(150)	(148)
Captive insurance earnings	--	(263)	(128)
Incentive stock options	(1)	(9)	(22)
Tax Cuts & Jobs Act of 2017	--	588	(2,986)
Other	40	63	(52)
Recorded provision for income taxes	$1,676	$6,000	$1,456

The provision for income taxes was computed based on financial statement income. In accordance with FASB ASC 740, the Company does not have any uncertain tax positions as of and for the years ended December 28, 2019 and December 29, 2018. Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company is subject to future examinations by federal, state and other tax authorities for all years after 2015.

The Company also has state, net of federal benefit, research tax credit carryforwards of $346 thousand as of December 28, 2019. The state research tax credit carryforwards begin to expire in 2021.

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

At December 28, 2019, the Company had domestic federal income taxes payable of $41 thousand, domestic income taxes receivable of $204 thousand and a transition tax payable of $387 thousand recorded. At December 29, 2018, the Company had domestic federal income taxes receivable of $943 thousand, domestic state income taxes receivable of $139 thousand, and transition tax payable of $1.1 million recorded.

The components of the net deferred tax liabilities are as follows:

In Thousands	2019	2018
Assets
Employee benefits	$55	$30
Valuation reserves	779	615
Stock based compensation	208	179
Federal and state credits	347	297
Net operating loss carry forward	--	1
Total assets	1,389	1,122

Liabilities
Property and equipment	(470)	(532)
Goodwill and intangible assets	(4,278)	(3,812)
Prepaid insurance	(178)	(187)
Total liabilities	(4,926)	(4,531)

Valuation Allowance
Beginning balance	--	(160)
Decrease during period	--	160
Ending balance	--	--
	$(3,537)	$(3,409)

Deferred tax assets (liabilities) are included in the consolidated balance sheets as follows:

In Thousands	2019	2018
Deferred income tax asset - current	$--	$--
Deferred income tax asset (liability) – long-term	(3,537)	(3,409)
	$(3,537)	$(3,409)

The Company has utilized all state net operating losses during the year ended December 28, 2019.

Note 13 —         Operating Segment and Geographic Information

The following table presents certain operating segment information.

In Thousands	2019	2018	2017
Sporting Goods
Net revenue	$180,541	$175,780	$177,333
Operating income	8,611	13,999	15,600
Interest expense	358	427	975
Provision for taxes	2,272	3,739	6,134
Net income	5,997	9,869	8,626
Identifiable assets	141,167	142,490	130,388
Depreciation & amortization	4,031	3,857	3,910
Capital expenditures	2,185	2,818	2,745

All Other
Net revenue	--	--	--
Operating income (loss)	664	(182)	(1,000)
Interest expense (income)	(2)	--	(171)
Provision (benefit) for taxes	(596)	2,261	(4,678)
Net income	1,261	10,573	5,435
Identifiable assets	7,612	7,037	25,717
Non-marketable equity investments (equity method)	--	--	20,278
Depreciation & amortization	--	--	--
Capital expenditures	--	--	--

Total
Net revenue	180,541	175,780	177,333
Operating income	9,275	13,817	14,600
Interest expense	356	427	804
Provision for taxes	1,676	6,000	1,456
Net income	7,258	20,442	14,061
Identifiable assets	148,779	149,527	156,105
Non-marketable equity investments (equity method)	--	--	20,278
Depreciation & amortization	4,031	3,857	3,910
Capital expenditures	2,185	2,818	2,745

Each operating segment is individually managed and has separate financial results that are reviewed by the Company’s management. There were no changes to the composition of segments in 2019. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

During 2019, 2018 and 2017, the Company had one customer, Amazon.com, Inc., that accounted for approximately 21%, 19% and 18%, respectively of the Company’s revenues. During 2019, 2018 and 2017 the Company had another customer, Dick’s Sporting Goods, which accounted for approximately 13%, 13% and 17%, respectively, of the Company’s revenues.

As of December 28, 2019, the Company had approximately 27% and 18% of its total accounts receivable with Amazon.com, Inc. and Dick’s Sporting Goods, respectively. As of December 29, 2018, the Company had approximately 24% and 14% of its total accounts receivable with Amazon.com, Inc. and Dick’s Sporting Goods, respectively.

As of December 28, 2019, approximately 31 employees of the Company's labor force were covered by a collective bargaining agreement that expires May 1, 2021.

Raw materials for Escalade’s various product lines consist of wood, tempered glass, particle board, standard grades of steel and steel tubing, aluminum, engineering plastics, fiberglass and packaging materials. Escalade relies upon domestic, Mexico, and Asian suppliers for these materials and upon various Asian manufacturers for many of its products.

Net sales are attributed to country based on location of customer. Net sales by geographic region/country were as follows:

In Thousands	2019	2018	2017
North America	$178,069	$172,656	$175,065
Europe	1,001	965	974
Other	1,471	2,159	1,294
	$180,541	$175,780	$177,333

Identified assets by geographic region/country were as follows:

In Thousands	2019	2018	2017
North America	$148,779	$149,527	$156,105
Europe	--	--	--
	$148,779	$149,527	$156,105

Note 14 —         Summary of Quarterly Results

In thousands, except per share data (unaudited)	March 23	July 13	October 5	December 28
2019
Net Sales	$32,102	$55,639	$45,756	$47,044
Operating Income	394	2,471	2,899	3,511
Net income	267	1,876	2,540	2,575

Basic Earnings Per Share Data:	$0.02	$0.13	$0.18	$0.18
Diluted Earnings Per Share Data:	$0.02	$0.13	$0.18	$0.18

In thousands, except per share data (unaudited)	March 24	July 14	October 6	December 29
2018
Net Sales	$32,149	$48,684	$43,955	$50,992
Operating Income	1,715	1,951	5,134	5,017
Net income	1,216	12,071	3,575	3,580

Basic Earnings Per Share Data:	$0.08	$0.84	$0.25	$0.25
Diluted Earnings Per Share Data:	$0.08	$0.84	$0.25	$0.25

Note 15 —         Acquisitions

All of the Company’s acquisitions have been accounted for using the purchase method of accounting.

2019

During 2019, the Company acquired Dura Pickleball, a brand known for being the official ball of the US Open Pickleball Championships, Tournament of Champions, and the USA National Pickleball Championships for a total consideration of cash and note payable to seller of $900 thousand.

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

The Company has entered into various agreements whereby it is required to make royalty and license payments. At December 28, 2019, the Company had future estimated minimum non-cancelable royalty and license payments as follows:

In Thousands	Amount
2020	$1,662
2021	845
2022	677
2023	540
2024	--
Thereafter	--
$3,724

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 at December 28, 2019 and December 29, 2018.

	Fair Value Measurements Using
2019 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$5,882	$5,882	$--	$--

	Fair Value Measurements Using
2018 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$2,824	$2,824	$--	$--

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

	Years Ended
All Amounts in Thousands	December 28, 2019	December 29, 2018	December 30, 2017
Gross Sales by Channel:
Mass Merchants	$66,428	$68,196	$80,539
Specialty Dealers	53,878	59,211	56,862
E-commerce	74,029	58,026	50,431
International	6,562	8,533	7,545
Other	2,475	1,828	402
Total Gross Sales	203,372	195,794	195,779

Less: Gross-to-Net Sales Adjustments
Returns	5,415	5,085	4,729
Warranties	1,736	1,448	1,036
Customer Allowances	15,680	13,481	12,681
Total Gross-to-Net Sales Adjustments	22,831	20,014	18,446
Total Net Sales	$180,541	$175,780	$177,333

Contract Balances – The following table provides information on changes in our contract liability balances during the twelve month periods ended December 28, 2019, December 29, 2018 and December 30, 2017. The contract liability recorded during the twelve month periods ended December 29, 2018 is related to a lump sum payment received for consulting services to be provided over the next year. The contract liability was amortized, and revenues recognized, evenly over the year. At December 29, 2018, the contract liability balance was $413 and was reported within Accrued liabilities in our Consolidated Balance Sheet. During the year ended December 28, 2019, the liability was fully amortized.

	Years Ended
All Amounts in Thousands	December 28, 2019	December 29, 2018	December 30, 2017
Increase due to cash received, excluding amounts recognized as revenue during the period	$-	$413	$-
Revenue recognized that was included in the contract liability balance at the beginning of the period	(413)	-	-
Increase in contract liability during the period	$-	$413	$-

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED By:
/s/ David L. Fetherman	February 21, 2020
David L. Fetherman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Walter P. Glazer, Jr.	Chairman and Director	February 21, 2020
Walter P. Glazer, Jr.

/s/ Richard D. White	Director	February 21, 2020
Richard D. White

/s/ Edward E. Williams	Director	February 21, 2020
Edward E. Williams

/s/ Richard Baalmann, Jr.	Director	February 21, 2020
Richard Baalmann, Jr.

/s/ Patrick Griffin	Director	February 21, 2020
Patrick Griffin

/s/ David L. Fetherman	Director and President and Chief Executive Officer (Principal Executive Officer)	February 21, 2020
David L. Fetherman

/s/ Stephen R. Wawrin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2020
Stephen R. Wawrin