Form 10-Q
period 2020-03-21
ESCALADE INC
filed 2020-04-16
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 21, 2020 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 9, 2020
Common, no par value	14,096,874

1

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	March 21, 2020	December 28, 2019	March 23, 2019
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,167	$5,882	$4,299
Receivables, less allowance of $565; $483; and $548; respectively	32,594	35,450	31,951
Inventories	42,235	42,269	47,744
Prepaid expenses	2,646	3,151	2,986
Prepaid income tax	--	163	1,033
TOTAL CURRENT ASSETS	83,642	86,915	88,013

Property, plant and equipment, net	14,867	15,111	15,523
Operating lease right-of-use assets	1,581	1,080	878
Intangible assets, net	18,513	18,847	19,447
Goodwill	26,749	26,749	26,381
Other assets	69	77	90
TOTAL ASSETS	$145,421	$148,779	$150,332

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable	$--	$135	$--
Trade accounts payable	6,387	7,765	7,756
Accrued liabilities	8,029	9,689	6,512
Income tax payable	315	--	--
Current operating lease liabilities	730	621	595
TOTAL CURRENT LIABILITIES	15,461	18,210	14,863

Other Liabilities:
Long-term debt	--	--	3,662
Deferred income tax liability	3,537	3,537	3,409
Operating lease liabilities	867	475	288
Other liabilities	387	387	1,094
TOTAL LIABILITIES	20,252	22,609	23,316

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 14,096,874; 14,214,777; and 14,471,496; shares respectively	14,097	14,215	14,471
Retained earnings	111,072	111,955	112,545
TOTAL STOCKHOLDERS' EQUITY	125,169	126,170	127,016
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$145,421	$148,779	$150,332

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Per Share Data	March 21, 2020	March 23, 2019

Net sales	$37,289	$32,102

Costs and Expenses
Cost of products sold	27,074	23,625
Selling, administrative and general expenses	7,457	7,745
Amortization	334	338

Operating Income	2,424	394

Other Income (Expense)
Interest expense	(44)	(68)
Other income	46	6

Income Before Income Taxes	2,426	332

Provision for Income Taxes	475	65

Net Income	$1,951	$267

Earnings Per Share Data:
Basic earnings per share	$0.14	$0.02
Diluted earnings per share	$0.14	$0.02

Dividends declared	$0.125	$0.125

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at December 29, 2018	14,439	$14,439	$113,882	$128,321

Net income			267	267
Expense of stock options and restricted stock units			144	144
Exercise of stock options	10	10	108	118
Settlement of restricted stock units	25	25	(25)	--
Dividends declared			(1,809)	(1,809)
Purchase of stock	(3)	(3)	(22)	(25)

Balances at March 23, 2019	14,471	$14,471	$112,545	$127,016

Balances at December 28, 2019	14,215	$14,215	$111,955	$126,170

Net income			1,951	1,951
Expense of stock options and restricted stock units			136	136
Settlement of restricted stock units	24	24	(24)	--
Dividends declared			(1,762)	(1,762)
Purchase of stock	(142)	(142)	(1,184)	(1,326)

Balances at March 21, 2020	14,097	$14,097	$111,072	$125,169

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands	March 21, 2020	March 23, 2019

Operating Activities:
Net income	$1,951	$267
Depreciation and amortization	928	936
Provision for doubtful accounts	77	212
Stock-based compensation	136	144
Adjustments necessary to reconcile net income to net cash provided by operating activities	767	(1,311)
Net cash provided by operating activities	3,859	248

Investing Activities:
Purchase of property and equipment	(351)	(623)
Payment on note payable related to an acquisition	(135)	--
Net cash used by investing activities	(486)	(623)

Financing Activities:
Proceeds from issuance of long-term debt	679	14,200
Payments on long-term debt	(679)	(10,538)
Proceeds from exercise of stock options	--	118
Deferred financing fees	--	(96)
Purchase of stock	(1,326)	(25)
Cash dividends paid	(1,762)	(1,809)
Net cash provided (used) by financing activities	(3,088)	1,850
Net increase in cash and cash equivalents	285	1,475
Cash and cash equivalents, beginning of period	5,882	2,824
Cash and cash equivalents, end of period	$6,167	$4,299

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for its annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 28, 2019 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2019 filed with the Securities and Exchange Commission.

Reclassifications – Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Note B - Seasonal Aspects

The results of operations for the three months ended March 21, 2020 and March 23, 2019 are not necessarily indicative of the results to be expected for the full year.

Note C - Inventories

In thousands	March 21, 2020	December 28, 2019	March 23, 2019

Raw materials	$4,452	$3,186	$4,052
Work in progress	2,329	2,177	2,891
Finished goods	35,454	36,906	40,801
	$42,235	$42,269	$47,744

Note D – Income Taxes

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at March 21, 2020, December 28, 2019 and March 23, 2019.

		Fair Value Measurements Using
March 21, 2020 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$6,167	$6,167	$--	$--

		Fair Value Measurements Using
December 28, 2019 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$5,882	$5,882	$--	$--

		Fair Value Measurements Using
March 23, 2019 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$4,299	$4,299	$--	$--

Financial liabilities
Long-term debt	$3,662	$--	$3,662	$--

Note F – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the three months ended March 21, 2020, the Company awarded 20,000 restricted stock units to directors and 68,000 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2020 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee is still employed by the Company on the vesting date.

For the three months ended March 21, 2020 and March 23, 2019, the Company recognized stock based compensation expense of $136 thousand and $144 thousand, respectively. At March 21, 2020 and March 23, 2019, respectively, there was $1.2 million and $1.2 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note G - Segment Information

	As of and for the Three Months Ended March 21, 2020
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$37,289	$--	$37,289
Operating income (loss)	2,823	(399)	2,424
Net income (loss)	2,049	(98)	1,951
Total assets	$137,010	$8,411	$145,421

	As of and for the Three Months Ended March 23, 2019
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$32,102	$--	$32,102
Operating income (loss)	761	(367)	394
Net income (loss)	507	(240)	267
Total assets	$144,006	$6,326	$150,332

Note H – Dividend Payment

On March 16, 2020, the Company paid a quarterly dividend of $0.125 per common share to all shareholders of record on March 9, 2020. The total amount of the dividend was approximately $1.8 million and was charged against retained earnings.

Note I - Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
In thousands	March 21, 2020	March 23, 2019

Weighted average common shares outstanding	14,118	14,447
Dilutive effect of stock options and restricted stock units	56	28
Weighted average common shares outstanding, assuming dilution	14,174	14,475

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2020 and 2019 were 79,700 and 89,431, respectively.

Note J – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 21, 2020, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019, that are of significance, or potential significance to the Company.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.

The Company adopted this standard on December 29, 2019. The adoption of this standard did not have an impact to the financial statements of the Company.

Note K – Revenue from Contracts with Customers

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

	Three Months Ended
All Amounts in Thousands	March 21, 2020	March 23, 2019

Gross Sales by Channel:
Mass Merchants	$13,468	$11,430
Specialty Dealers	13,067	13,601
E-commerce	13,581	9,934
International	1,556	1,174
Other	476	702
Total Gross Sales	42,148	36,841

Less: Gross-to-Net Sales Adjustments
Returns	1,079	1,175
Warranties	405	373
Customer Allowances	3,375	3,191
Total Gross-to-Net Sales Adjustments	4,859	4,739
Total Net Sales	$37,289	$32,102

Note L – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 5 years. As of March 21, 2020, the Company has not entered into any lease arrangements classified as a finance lease.

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

	Three Months Ended
All Amounts in Thousands	March 21, 2020	March 23, 2019

Lease Expense
Operating Lease Cost	$207	$191
Short-term Lease Cost	23	90
Variable Lease Cost	36	55
Total Operating Lease Cost	$266	$336

Operating Lease – Operating Cash Flows	$187	$175
New ROU Assets – Operating Leases	$688	$73
Weighted Average Remaining Lease Term – Operating Leases	2.61 years	1.65 years
Weighted Average Discount Rate – Operating Leases	5.00%	5.00%

Future minimum lease payments under non-cancellable leases as of March 21, 2020 were as follows:

All Amounts in Thousands

Year 1	$790
Year 2	502
Year 3	291
Year 4	86
Year 5	30
Thereafter	2
Total future minimum lease payments	1,701
Less imputed interest	(104)
Total	$1,597

Reported as of March 21, 2020
Current operating lease liabilities	730
Long-term operating lease liabilities	867
Total	$1,597

Note M – Commitments and Contingencies

The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

Note N – Subsequent Events

There are many uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 21, 2020, we are unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its responses accordingly.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On April 14, 2020, Indian Industries, Inc., a wholly-owned subsidiary of Escalade, Incorporated (“Indian”), was informed by its lender, JPMorgan Chase Bank, N.A. (the “Bank”), that the Bank received approval from the U.S. Small Business Administration (“SBA”) to fund Indian’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted CARES Act administered by the SBA. In connection with the PPP Loan, Indian has entered into the promissory note attached as Exhibit 10.4 to this Form 10-Q. Per the terms of the PPP Loan, Indian will receive total proceeds of $5,627,500 from the Bank. In accordance with the requirements of the CARES Act, Indian intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 9, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

As disclosed in the Company’s Form 8-K filed with the SEC on April 1, 2020, on March 30, 2020, the Board of Directors of Escalade, Incorporated announced that Scott Sincerbeaux has agreed to become the Company’s new President and Chief Executive Officer. Mr. Sincerbeaux is expected to commence his employment with the Company on or about April 27, 2020.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to: specific and overall impacts of the COVID-19 global pandemic on Escalade’s financial condition and results of operations; Escalade’s plans and expectations surrounding the transition to its newly hired Chief Executive Officer and all potential related effects and consequences; the impact of competitive products and pricing; product demand and market acceptance; new product development; Escalade’s ability to achieve its business objectives, especially with respect to its Sporting Goods business on which it has chosen to focus; Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products; the continuation and development of key customer, supplier, licensing and other business relationships; the ability to successfully negotiate the shifting retail environment and changes in consumer buying habits; the financial health of our customers; disruptions or delays in our business operations, including without limitation disruptions or delays in our supply chain, arising from political unrest, war, labor strikes, natural disasters, public health crises such as the coronavirus pandemic, and other events and circumstances beyond our control; Escalade’s ability to control costs; Escalade’s ability to successfully implement actions to lessen the potential impacts of tariffs and other trade restrictions applicable to our products and raw materials, including impacts on the costs of producing our goods, importing products and materials into our markets for sale, and on the pricing of our products; general economic conditions; fluctuation in operating results; changes in foreign currency exchange rates; changes in the securities markets; Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing; the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology; risks related to data security of privacy breaches; and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic. It is not possible to predict or identify all such risks, but may become material in the future. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States and China, presents significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time. While the COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 21, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. In the short-term, demand for the Company’s products has increased, notably in our fitness products, basketball, playground, indoor/outdoor games, and trampolines. Some of the increase in demand is likely due to consumers being required or encouraged by governmental authorities to stay at home, schools being closed, and employers requiring employees to work remotely and/or implementing furloughs and layoffs. Such increased demand may not continue and/or demand may decrease from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.

The COVID-19 pandemic is affecting the Company’s operations in the second quarter, and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, manufacturing, distribution, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three month period ended March 21, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended
	March 21, 2020	March 23, 2019
Net revenue	100.0%	100.0%
Cost of products sold	72.6%	73.6%
Gross margin	27.4%	26.4%
Selling, administrative and general expenses	20.0%	24.1%
Amortization	0.9%	1.1%
Operating income	6.5%	1.2%

Revenue and Gross Margin

Sales increased by 16.2% for the first quarter of 2020, compared with the same period in the prior year due primarily to increased sales in our outdoor categories of basketball, pickleball and Victory Tailgate.

The overall gross margin percentage increased to 27.4% for the first quarter of 2020, compared to 26.4% for 2019 due to product mix and operational improvements the Company has performed over the last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $7.5 million for the first quarter of 2020 compared to $7.7 million for the same period in the prior year, a decrease of $0.2 million or 3.7%. The reduction in SG&A was a result of organizational changes and operating efficiencies put in place during 2019. SG&A as a percent of sales is 20.0% for the first quarter of 2020 compared with 24.1% for the same period in the prior year.

Provision for Income Taxes

The effective tax rate for the first three months of 2020 was flat compared to last year at 19.6%.

Financial Condition and Liquidity

Total debt at the end of the first three months of 2020 was zero, a decrease of $135 thousand from December 28, 2019. The following schedule summarizes the Company’s total debt:

In thousands	March 21, 2020	December 28, 2019	March 23, 2019

Note payable	$--	$135	$--
Long term debt	--	--	3,662
Total	$--	$135	$3,662

As a percentage of stockholders’ equity, total debt was zero, 0.1% and 2.9 at March 21, 2020, December 28, 2019, and March 23, 2019 respectively.

On March 24, 2020, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement (“2019 Restated Credit Agreement”) with its issuing bank, JP Morgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the 2019 Restated Credit Agreement (collectively, the “Lender”). The sole purpose of the Second Amendment was to permit an increase in authorized stock repurchases, increasing the limit from $5,000,000 to $15,000,000.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2020.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

The following risk factors are in addition to the risks described in the Company’s Form 10-K under Item 1A, “Risk Factors” for its fiscal year ended December 28, 2019 and in its subsequent periodic reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. The effects of the events and circumstances described in the following risk factors may have the additional effect of heightening many of the risks contained in the Company’s Form 10-K and other periodic reports.

The COVID-19 pandemic is adversely affecting the Company’s business currently. Additional factors could exacerbate such negative consequences and/or cause other materially adverse effects.

While the COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 21, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. In the short-term, demand for the Company’s products has increased, notably in our fitness products, basketball, playground, indoor/outdoor games, and trampolines. Some of the increase in demand is likely due to consumers being required or encouraged by governmental authorities to stay at home, schools being closed, and employers requiring employees to work remotely and/or implementing furloughs and layoffs. Such increased demand may not continue and/or demand may decrease from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations.

The ability of the Company’s employees to work may be significantly impacted by the coronavirus.

The Company’s employees are being affected by the COVID-19 pandemic. The majority of our office and management personnel are working remotely, and some of our employees engaged in manufacturing, production and distribution facilities have been restricted by the Company and/or by governmental order from coming to work. The health of the Company’s workforce is of primary concern and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company even prior to the pandemic may be elevated.

The Company cannot predict the impact of the COVID-19 pandemic on its customers, suppliers, vendors, and other business partners.

The COVID-19 pandemic is affecting the Company’s customers, suppliers, vendors, and other business partners, but the Company is not able to assess the full extent of the current impact nor predict the ultimate consequences that will result therefrom. Amazon, the Company’s largest customer, has changed its practices and is not currently accepting deliveries of non-essential goods to its warehouses, although Amazon’s on-hand inventories are expected to continue to be sold until depleted. Dick’s Sporting Goods, the Company’s second largest customer, has closed all or substantially all of its stores in the United States, but continues to fill online orders and to provide curbside pick-up. The Company’s other mass merchant customers and specialty dealers are taking similar actions, although such customers do not have the same resources and breadth of customers that Amazon and Dick’s Sporting Goods enjoy. The Company’s planning and efforts in recent years to position itself to ship many goods purchased on Amazon direct to consumers and to make direct consumer online sales may mitigate some, but not all, of the adverse effects resulting from changes in the businesses of the Company’s resellers. If the Company’s sales channels are substantially impaired for an extended period of time, the Company’s sales will be materially reduced.

The full effects of the COVID-19 pandemic are highly uncertain and cannot be predicted.

The COVID-19 pandemic is affecting the Company’s operations in the second quarter, and may continue to do so indefinitely thereafter. The Company is continuously monitoring its own operations and intends to take appropriate actions to mitigate the risks arising from the COVID-19 pandemic to the best of its abilities, but there can be no assurances that the Company will be successful in doing so. To the extent the Company is able to obtain information about and maintain communications with its customers, suppliers, vendors, and other business partners, the Company will seek to minimize disruptions to its supply chain and distribution channels, but many circumstances will be beyond the Company’s control. Governmental action may further cause the Company to temporarily close its facilities and/or regional quarantines may result in labor shortages and work stoppages. All of these factors may have far reaching direct and indirect impacts on the Company’s business, operations, and financial results and condition. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments which cannot be predicted.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 12/28/2019 under the current repurchase program.	1,255,590	$9.27	1,255,590	$1,326,098
First quarter purchases:
12/29/2019–1/25/2020	87,346	$9.51	1,342,936	$495,767
1/26/2020-2/22/2020	54,554	$9.08	1,397,490	$330
2/23/2020-3/21/2020	None	None	No Change	No Change
Total share purchases under the current program	1,397,490	$9.28	1,397,490	$10,000,330

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. On March 24, 2020, the Board of Directors increased the stock repurchase program from $5,000,000 to $15,000,000. No additional stock repurchases yet have been made pursuant to the increased amount now available for stock repurchases. From its inception date through March 21, 2020, the Company has repurchased 1,397,490 shares of its common stock under this repurchase program for an aggregate price of $12,966,498. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

On April 14, 2020, Indian Industries, Inc., a wholly-owned subsidiary of Escalade, Incorporated (“Indian”), was informed by its lender, JPMorgan Chase Bank, N.A. (the “Bank”), that the Bank received approval from the U.S. Small Business Administration (“SBA”) to fund Indian’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA. In connection with the PPP Loan, Indian has entered into the promissory note attached as Exhibit 10.4 to this Form 10-Q. Per the terms of the PPP Loan, Indian will receive total proceeds of $5,627,500 from the Bank. In accordance with the requirements of the CARES Act, Indian intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 9, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

Item 6. EXHIBITS

Number	Description
3.1	Articles of Incorporation of Escalade, Incorporated. Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q.

3.2	Amended By-laws of Escalade, Incorporated, as amended April 22, 2014. Incorporated by reference from the Company’s 2014 First Quarter Report on Form 10-Q.

10.1	Second Amendment to the Amended and Restated Credit Agreement dated as of March 24, 2020 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2020.

10.2	Offer Letter, dated March 30, 2020, by and between Scott Sincerbeaux and Escalade, Incorporated. Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2020.

10.3	Executive Severance Agreement dated March 30, 2020, to be effective as of April 27, 2020 by and between Scott Sincerbeaux and Escalade, Incorporated. Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2020.

10.4	Promissory note dated April 9, 2020 entered into by Indian Industries, Inc. in favor of JPMorgan Chase Bank, N.A. pursuant to the Paycheck Protection Program as administered by the U.S. Small Business Administration.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date:April 16, 2020	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his capacities as Principal Financial Officer and Principal Accounting Officer)

