Form 10-Q
period 2020-07-11
ESCALADE INC
filed 2020-08-06
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

⌧ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 11, 2020 or

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

(Registrant’s Telephone Number)

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

Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ⌧
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common, no par value	14,153,579

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	July 11,	December 28,	July 13,
All Amounts in Thousands Except Share Information	2020	2019	2019
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,669	$5,882	$4,598
Receivables, less allowance of $728; $483; and $533; respectively	49,516	35,450	35,229
Inventories	41,653	42,269	47,984
Prepaid expenses	2,085	3,151	2,958
Prepaid income tax	—	163	1,687
TOTAL CURRENT ASSETS	109,923	86,915	92,456

Property, plant and equipment, net	14,713	15,111	15,387
Operating lease right-of-use assets	1,395	1,080	1,288
Intangible assets, net	18,071	18,847	19,529
Goodwill	26,749	26,749	26,749
Other assets	57	77	94
TOTAL ASSETS	$170,908	$148,779	$155,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable	$—	$135	$135
Trade accounts payable	18,109	7,765	7,187
Accrued liabilities	13,196	9,689	7,732
Income tax payable	1,705	—	—
Current operating lease liabilities	711	621	694
TOTAL CURRENT LIABILITIES	33,721	18,210	15,748

Other Liabilities:
Long-term debt	—	—	7,393
Deferred income tax liability	3,537	3,537	3,409
Operating lease liabilities	699	475	616
Other liabilities	387	387	1,094
TOTAL LIABILITIES	38,344	22,609	28,260

Stockholders’ Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 14,153,579; 14,214,777; and 14,467,634; shares respectively	14,154	14,215	14,468
Retained earnings	118,410	111,955	112,775
TOTAL STOCKHOLDERS’ EQUITY	132,564	126,170	127,243
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$170,908	$148,779	$155,503

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 11,	July 13,	July 11,	July 13,
All Amounts in Thousands Except Per Share Data	2020	2019	2020	2019
Net sales	$83,524	$55,639	$120,813	$87,741

Costs and Expenses
Cost of products sold	60,289	42,680	87,363	66,305
Selling, administrative and general expenses	11,921	10,038	19,378	17,783
Amortization	442	450	776	788

Operating Income	10,872	2,471	13,296	2,865

Other Income (Expense)
Interest expense	(60)	(131)	(104)	(199)
Other income	22	3	68	9

Income Before Income Taxes	10,834	2,343	13,260	2,675

Provision for Income Taxes	2,124	467	2,599	532

Net Income	$8,710	$1,876	$10,661	$2,143

Earnings Per Share Data:
Basic earnings per share	$0.62	$0.13	$0.76	$0.15
Diluted earnings per share	$0.61	$0.13	$0.75	$0.15

Dividends declared	$0.125	$0.125	$0.25	$0.25

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at March 23, 2019	14,471	$14,471	$112,545	$127,016

Net income			1,876	1,876
Expense of stock options and restricted stock units			197	197
Dividends declared			(1,809)	(1,809)
Purchase of stock	(12)	(12)	(127)	(139)
Stock issued to directors as compensation	9	9	93	102

Balances at July 13, 2019	14,468	$14,468	$112,775	$127,243

Balances at December 29, 2018	14,439	$14,439	$113,882	$128,321

Net income			2,143	2,143
Expense of stock options and restricted stock units			341	341
Exercise of stock options	10	10	108	118
Settlement of restricted stock units	25	25	(25)	—
Dividends declared			(3,618)	(3,618)
Purchase of stock	(15)	(15)	(149)	(164)
Stock issued to directors as compensation	9	9	93	102
Balances at July 13, 2019	14,468	$14,468	$112,775	$127,243

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at March 21, 2020	14,097	$14,097	$111,072	$125,169

Net income			8,710	8,710
Expense of stock options and restricted stock units			357	357
Settlement of restricted stock units	12	12	(12)	—
Issuance of restricted stock awards	35	35	(35)	—
Dividends declared			(1,769)	(1,769)
Stock issued to directors as compensation	10	10	87	97

Balances at July 11, 2020	14,154	$14,154	$118,410	$132,564

Balances at December 28, 2019	14,215	$14,215	$111,955	$126,170

Net income			10,661	10,661
Expense of stock options and restricted stock units			493	493
Settlement of restricted stock units	36	36	(36)	—
Issuance of restricted stock awards	35	35	(35)	—
Dividends declared			(3,531)	(3,531)
Purchase of stock	(142)	(142)	(1,184)	(1,326)
Stock issued to directors as compensation	10	10	87	97
Balances at July 11, 2020	14,154	$14,154	$118,410	$132,564

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 11,	July 13,
All Amounts in Thousands	2020	2019

Operating Activities:
Net income	$10,661	$2,143
Depreciation and amortization	2,234	2,266
Provision for doubtful accounts	325	259
Loss (gain) on disposal of property and equipment	(2)	6
Stock-based compensation	493	341
Adjustments necessary to reconcile net income to net cash provided by operating activities	3,029	(4,822)
Net cash provided by operating activities	16,740	193

Investing Activities:
Purchase of property and equipment	(1,061)	(1,377)
Acquisitions	—	(765)
Payment on note payable related to an acquisition	(135)	—
Proceeds from sale of property and equipment	3	4
Net cash used by investing activities	(1,193)	(2,138)

Financing Activities:
Proceeds from issuance of long-term debt	6,306	43,299
Payments on long-term debt	(6,306)	(35,906)
Proceeds from exercise of stock options	—	118
Deferred financing fees	—	(112)
Purchase of stock	(1,326)	(164)
Cash dividends paid	(3,531)	(3,618)
Director stock compensation	97	102
Net cash provided (used) by financing activities	(4,760)	3,719
Net increase in cash and cash equivalents	10,787	1,774
Cash and cash equivalents, beginning of period	5,882	2,824
Cash and cash equivalents, end of period	$16,669	$4,598

Non-Cash Transactions
Note payable for deferred purchase price obligation	$—	$135

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

Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Note B – Seasonal Aspects

The results of operations for the three and six month periods ended July 11, 2020 and July 13, 2019 are not necessarily indicative of the results to be expected for the full year.

Note C – Inventories

	July 11,	December 28,	July 13,
In thousands	2020	2019	2019

Raw materials	$6,222	$3,186	$4,329
Work in progress	3,297	2,177	2,729
Finished goods	32,134	36,906	40,926
	$41,653	$42,269	$47,984

Note D – Fair Values of Financial Instruments

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at July 11, 2020, December 28, 2019 and July 13, 2019.

Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
July 11, 2020	Carrying	for Identical	Observable Inputs	Inputs
In thousands	Amount	Assets (Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$16,669	$16,669	$—	$—

Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
December 28, 2019	Carrying	for Identical	Observable Inputs	Inputs
In thousands	Amount	Assets (Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$5,882	$5,882	$—	$—

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
July 13, 2019	Carrying	for Identical	Observable Inputs	Inputs
In thousands	Amount	Assets (Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$4,598	$4,598	$—	$—

Financial liabilities
Long-term debt	$7,393	$—	$7,393	$—

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the six months ended July 11, 2020 and pursuant to the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 9,448 shares of common stock. During the six months ended July 11, 2020, the Company awarded 22,850 restricted stock units to directors, 113,669 restricted stock units and 35,000 shares of restricted stock to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. All of the 2020 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee is still employed by the Company on the vesting date, and 18,268 of such restricted stock units are also subject to performance conditions. The 35,000 shares of restricted stock vest over three years (40% one year from grant, 30% two years from grant and 30% three years from grant) provided that the employee is still employed by the Company on the vesting date.

For the three and six months ended July 11, 2020, including expense associated with issuing certain directors stock in lieu of cash for certain director fees, the Company recognized stock based compensation expense of $454 thousand and $590 thousand, respectively compared to stock based compensation expense of $299 thousand and $443 thousand for the same periods in the prior year. At July 11, 2020 and July 13, 2019, respectively, there was $1.4 million and $1.0 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note F – Segment Information

	For the Three Months
	Ended July 11, 2020
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$83,524	$—	$83,524
Operating income (loss)	11,640	(768)	10,872
Net income	8,414	296	8,710

	As of and for the Six Months
	Ended July 11, 2020
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$120,813	$—	$120,813
Operating income (loss)	14,463	(1,167)	13,296
Net income	10,463	198	10,661
Total assets	$153,308	$17,600	$170,908

	For the Three Months
	Ended July 13, 2019
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$55,639	$—	$55,639
Operating income (loss)	3,017	(546)	2,471
Net income (loss)	2,094	(218)	1,876

	As of and for the Six Months
	Ended July 13, 2019
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$87,741	$—	$87,741
Operating income (loss)	3,778	(913)	2,865
Net income (loss)	2,602	(459)	2,143
Total assets	$148,846	$6,657	$155,503

Note G – Dividend Payment

On June 8, 2020, the Company paid a quarterly dividend of $0.125 per common share to all shareholders of record on June 1, 2020. The total amount of the dividend was approximately $1.7 million and was charged against retained earnings.

On March 16, 2020, the Company paid a quarterly dividend of $0.125 per common share to all shareholders of record on March 9, 2020. The total amount of the dividend was approximately $1.8 million and was charged against retained earnings.

Note H – Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	July 11,	July 13,	July 11,	July 13,
In thousands	2020	2019	2020	2019

Weighted average common shares outstanding	14,108	14,472	14,113	14,462
Dilutive effect of stock options and restricted stock units	71	23	66	23
Weighted average common shares outstanding, assuming dilution	14,179	14,495	14,179	14,485

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2020 and 2019 were 106,869 and 89,431, respectively.

Note I – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six month periods ended July 11, 2020, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019, that are of significance, or potential significance to the Company.

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.

The Company adopted this standard on December 29, 2019. The adoption of this standard did not have an impact to the financial statements of the Company.

Note J – Revenue from Contracts with Customers

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

	Three Months Ended		Six Months Ended
	July 11,	July 13,	July 11,	July 13,
All Amounts in Thousands	2020	2019	2020	2019

Gross Sales by Channel:
Mass Merchants	$27,716	$18,838	$41,184	$30,268
Specialty Dealers	22,858	16,163	35,925	29,764
E-commerce	39,489	24,806	53,070	34,740
International	1,936	2,174	3,492	3,348
Other	595	740	1,071	1,442
Total Gross Sales	92,594	62,721	134,742	99,562

Less: Gross-to-Net Sales Adjustments
Returns	2,342	1,705	3,421	2,880
Warranties	371	359	776	732
Customer Allowances	6,357	5,018	9,732	8,209
Total Gross-to-Net Sales Adjustments	9,070	7,082	13,929	11,821
Total Net Sales	$83,524	$55,639	$120,813	$87,741

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 5 years. As of July 11, 2020, the Company has not entered into any lease arrangements classified as a finance lease.

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

	Three Months Ended		Six Months Ended
	July 11,	July 13,	July 11,	July 13,
All Amounts in Thousands	2020	2019	2020	2019

Lease Expense
Operating Lease Cost	$206	$253	$413	$444
Short-term Lease Cost	251	109	274	199
Variable Lease Cost	81	86	117	141
Total Operating Lease Cost	538	$448	$804	$784

Operating Lease - Operating Cash Flows	$188	$221	$375	$396
New ROU Assets - Operating Leases	$—	$652	$688	$725

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Six Months Ended
	July 11,		July 13,
All Amounts in Thousands	2020		2019
Weighted Average Remaining Lease Term – Operating Leases	2.45	years	2.07	years
Weighted Average Discount Rate – Operating Leases	5.00%		5.00%

Future minimum lease payments under non-cancellable leases as of July 11, 2020 were as follows:

All Amounts in Thousands

Year 1	$762
Year 2	403
Year 3	262
Year 4	46
Year 5	23
Thereafter	—
Total future minimum lease payments	1,496
Less imputed interest	(86)
Total	$1,410

Reported as of July 11, 2020
Current operating lease liabilities	711
Long-term operating lease liabilities	699
Total	$1,410

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to: specific and overall impacts of the COVID-19 global pandemic on Escalade’s financial condition and results of operations; Escalade’s plans and expectations surrounding the transition to its new Chief Executive Officer and all potential related effects and consequences; the impact of competitive products and pricing; product demand and market acceptance; new product development; Escalade’s ability to achieve its business objectives, especially with respect to its Sporting Goods business on which it has chosen to focus; Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products; the continuation and development of key customer, supplier, licensing and other business relationships; the ability to successfully negotiate the shifting retail environment and changes in consumer buying habits; the financial health of our customers; disruptions or delays in our business operations, including without limitation disruptions or delays in our supply chain, arising from political unrest, war, labor strikes, natural disasters, public health crises such as the coronavirus pandemic, and other events and circumstances beyond our control; Escalade’s ability to control costs; Escalade’s ability to successfully implement actions to lessen the potential impacts of tariffs and other trade restrictions applicable to our products and raw materials, including impacts on the costs of producing our goods, importing products and materials into our markets for sale, and on the pricing of our products; general economic conditions; fluctuation in operating results; changes in foreign currency exchange rates; changes in the securities markets; Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing; the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology; risks related to data security of privacy breaches; and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

To enhance growth opportunities, the Company has focused on promoting new product innovation and development and brand marketing. In addition, the Company has embarked on a strategy of acquiring companies or product lines that complement or expand the Company’s existing product lines or provide expansion into new or emerging categories in sporting goods. A key objective is the acquisition of product lines with barriers to entry that the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing Company structure. The Company also sometimes divests or discontinues certain operations, assets, brands, and products that do not perform to the Company’s expectations or no longer fit with the Company’s strategic objectives.

Management believes that key indicators in measuring the success of these strategies are revenue growth, earnings growth, new product introductions, and the expansion of channels of distribution.

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States and China, presents significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time. Economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the Company’s first quarter. In the short-term, demand for the Company’s products has increased, notably in our fitness products, basketball, playground, and indoor/outdoor games. Some of the increase in demand is likely due to consumers being required or encouraged by governmental authorities to stay at home, schools being closed, and employers requiring employees to work remotely and/or implementing furloughs and layoffs. Such increased demand may not continue and/or demand may decrease from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.

In addition, increased customer demand for certain products presents challenges for the Company to anticipate and adjust inventory levels to meet such demand. So far, the Company has been able to obtain products from its suppliers on a timely basis, but management anticipates that there may be delays in the future due to factory and shipping capacities that may impact timing of shipments in the first half of 2021, if not sooner. The Company is seeking to alleviate such concerns by accelerating its timing for placing 2021 orders with its suppliers and by continuing to develop other potential sources of products and raw materials.

The COVID-19 pandemic did affect the Company’s operations in the second quarter and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees -many of whom are still working remotely, manufacturing, distribution, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three and six month periods ended July 11, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.2%	76.7%	72.3%	75.6%
Gross margin	27.8%	23.3%	27.7%	24.4%
Selling, administrative and general expenses	14.3%	18.0%	16.0%	20.3%
Amortization	0.5%	0.8%	0.7%	0.9%
Operating income	13.0%	4.5%	11.0%	3.2%

Revenue and Gross Margin

Sales increased by 50.1% for the second quarter of 2020, compared with the same period in the prior year. The increase in sales was primarily driven by growth in our outdoor and fitness categories, including basketball, Lifeline Fitness and Victory Tailgate as demand for our fitness and home recreation products continues to be high amidst the COVID-19 pandemic. For the first half of 2020, sales were up 37.7% compared to prior year.

The overall gross margin percentage increased to 27.8% for the second quarter of 2020, compared to 23.3% for 2019 primarily due to product mix and operational improvements the Company has performed over the last year. In addition, lower inventory levels and cleaner inventory minimized markdown exposure. The improved margins were partially offset by headwinds in factory utilization due to closures of two of our operating facilities for an extended period of time due to COVID-19 early in the second quarter.

Gross margin percentage increased to 27.7% for the first six months of 2020, compared to 24.4% for the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $11.9 million for the second quarter of 2020 compared to $10.0 million for the same period in the prior year, an increase of $1.9 million or 18.8%. The increase in SG&A is in line with the growth of the business. SG&A as a percent of sales is 14.3% for the second quarter of 2020 compared with 18.0% for the same period in the prior year. For the first half of 2020, SG&A were $19.4 million compared to $17.8 million for the same period in 2019, an increase of $1.6 million or 9.0%. As a percent of sales, SG&A is 16.0% for the first half of 2020 compared with 20.3% for the same period in the prior year.

Provision for Income Taxes

The effective tax rate for the first half of 2020 was 19.6% compared to 19.9% for the same period last year.

Financial Condition and Liquidity

Total debt at the end of the first six months of 2020 was zero, a decrease of $135 thousand from December 28, 2019. The following schedule summarizes the Company’s total debt:

	July 11,	December 28,	July 13,
In thousands	2020	2019	2019

Note payable	$—	$135	$135
Long term debt	—	—	7,393
Total	$—	$135	$7,528

As a percentage of stockholders’ equity, total debt was zero, 0.1% and 5.9% at July 11, 2020, December 28, 2019, and July 13, 2019 respectively.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2020.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

The following risk factors are in addition to the risks described in the Company’s Form 10-K under Item 1A, “Risk Factors” for its fiscal year ended December 28, 2019, its Form 10-Q for its fiscal quarter ended March 21, 2020, and in its subsequent periodic reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. The effects of the events and circumstances described in the following risk factors may have the additional effect of heightening many of the risks contained in the Company’s Form 10-K and other periodic reports.

Our operations also could be affected by additional factors that are not presently known to us or that we currently do not consider material to our business.

The ultimate magnitude of the COVID-19 pandemic is unpredictable, volatile and uncertain.

The COVID-19 pandemic has created significant public health concerns and economic disruption. While the Company has experienced substantial increases in sales and order activity through the second quarter of 2020, we cannot predict the full impact of the pandemic nor can we predict with any certainty whether and to what degree the disruptions caused by the pandemic and reactions thereto will continue. Much is unknown, including the duration and severity of the pandemic, the amount of time it may take for more normalized economic activity to resume, future government actions that may be taken, the effects on the Company's customers and suppliers, including their ability to pay for our products, the effects on operations of the Company's logistics providers, and the impact on the ability of the Company's employees to work and travel. While the Company has taken numerous steps to mitigate the potential negative effects of the COVID-19 pandemic, there can be no assurance that the Company will be able to respond quickly enough or appropriately to circumstances that may change rapidly and/or that are outside of our control. The long-term impact of the pandemic on the Company's business is unknown and ultimately could result in material adverse effects on the Company's business, financial performance and results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total		of Shares (or Units)	(or Approximate Dollar
	Number of	(b) Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
Share purchases prior to 3/21/2020 under the current repurchase program.	1,397,490	$9.28	1,397,490	$10,000,330
Second quarter purchases:
3/22/2020–4/18/2020	None	None	No Change	No Change
4/19/2020-5/16/2020	None	None	No Change	No Change
5/17/2020-6/13/2020	None	None	No Change	No Change
6/14/2020-7/11/2020	None	None	No Change	No Change
Total share purchases under the current program	1,397,490	$9.28	1,397,490	$10,000,330

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. On March 24, 2020, the Board of Directors increased the stock repurchase program from $5,000,000 to $15,000,000. No additional stock repurchases yet have been made pursuant to the increased amount now available for stock repurchases. From its inception date through July 11, 2020, the Company has repurchased 1,397,490 shares of its common stock under this repurchase program for an aggregate price of $12,966,498. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

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

ESCALADE, INCORPORATED

Date: August 6, 2020	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his capacities as Principal Financial Officer and Principal Accounting Officer)