Form 10-Q
period 2020-10-03
ESCALADE INC
filed 2020-10-29
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

⌧ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2020 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2020
Common, no par value	14,169,404

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	October 3,	December 28,	October 5,
All Amounts in Thousands Except Share Information	2020	2019	2019
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,811	$5,882	$5,226
Receivables, less allowance of $798; $483; and $519; respectively	63,750	35,450	35,592
Inventories	63,738	42,269	48,424
Prepaid expenses	2,580	3,151	2,696
Prepaid income tax	—	163	1,613
TOTAL CURRENT ASSETS	136,879	86,915	93,551

Property, plant and equipment, net	16,029	15,111	15,207
Operating lease right-of-use assets	1,271	1,080	1,242
Intangible assets, net	17,739	18,847	19,181
Goodwill	26,749	26,749	26,749
Other assets	49	77	86
TOTAL ASSETS	$198,716	$148,779	$156,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable	$—	$135	$135
Trade accounts payable	32,102	7,765	9,947
Accrued liabilities	18,702	9,689	8,819
Income tax payable	1,675	—	—
Current operating lease liabilities	693	621	689
TOTAL CURRENT LIABILITIES	53,172	18,210	19,590

Other Liabilities:
Long-term debt	—	—	5,221
Deferred income tax liability	3,537	3,537	3,409
Operating lease liabilities	591	475	575
Other liabilities	387	387	1,094
TOTAL LIABILITIES	57,687	22,609	29,889

Stockholders’ Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 14,169,404; 14,214,777; and 14,291,347; shares respectively	14,169	14,215	14,291
Retained earnings	126,860	111,955	111,836
TOTAL STOCKHOLDERS’ EQUITY	141,029	126,170	126,127
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$198,716	$148,779	$156,016

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 3,	October 5,	October 3,	October 5,
All Amounts in Thousands Except Per Share Data	2020	2019	2020	2019
Net sales	$78,069	$45,756	$198,882	$133,497

Costs and Expenses
Cost of products sold	54,548	35,717	141,911	102,022
Selling, administrative and general expenses	10,374	6,793	29,752	24,576
Amortization	332	347	1,108	1,135

Operating Income	12,815	2,899	26,111	5,764

Other Income (Expense)
Interest expense	(44)	(96)	(148)	(295)
Other income	40	3	108	12

Income Before Income Taxes	12,811	2,806	26,071	5,481

Provision for Income Taxes	2,625	266	5,224	798

Net Income	$10,186	$2,540	$20,847	$4,683

Earnings Per Share Data:
Basic earnings per share	$0.72	$0.18	$1.48	$0.32
Diluted earnings per share	$0.71	$0.18	$1.47	$0.32

Dividends declared	$0.140	$0.125	$0.390	$0.375

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at July 13, 2019	14,468	$14,468	$112,775	$127,243

Net income			2,540	2,540
Expense of stock options and restricted stock units			68	68
Dividends declared			(1,805)	(1,805)
Purchase of stock	(177)	(177)	(1,742)	(1,919)

Balances at October 5, 2019	14,291	$14,291	$111,836	$126,127

Balances at December 29, 2018	14,439	$14,439	$113,882	$128,321

Net income			4,683	4,683
Expense of stock options and restricted stock units			409	409
Exercise of stock options	10	10	108	118
Settlement of restricted stock units	25	25	(25)	—
Dividends declared			(5,423)	(5,423)
Purchase of stock	(192)	(192)	(1,891)	(2,083)
Stock issued to directors as compensation	9	9	93	102
Balances at October 5, 2019	14,291	$14,291	$111,836	$126,127

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at July 11, 2020	14,154	$14,154	$118,410	$132,564

Net income			10,186	10,186
Expense of stock options and restricted stock units			263	263
Settlement of restricted stock units	15	15	(15)	--
Dividends declared			(1,984)	(1,984)

Balances at October 3, 2020	14,169	$14,169	$126,860	$141,029

Balances at December 28, 2019	14,215	$14,215	$111,955	$126,170

Net income			20,847	20,847
Expense of stock options and restricted stock units			756	756
Settlement of restricted stock units	51	51	(51)	--
Issuance of restricted stock awards	35	35	(35)	--
Dividends declared			(5,515)	(5,515)
Purchase of stock	(142)	(142)	(1,184)	(1,326)
Stock issued to directors as compensation	10	10	87	97
Balances at October 3, 2020	14,169	$14,169	$126,860	$141,029

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	October 3,	October 5,
All Amounts in Thousands	2020	2019

Operating Activities:
Net income	$20,847	$4,683
Depreciation and amortization	3,252	3,266
Provision for doubtful accounts	394	277
Loss (gain) on disposal of property and equipment	(2)	6
Stock-based compensation	756	409
Adjustments necessary to reconcile net income to net cash provided by operating activities	(14,378)	(1,453)
Net cash provided by operating activities	10,869	7,188

Investing Activities:
Purchase of property and equipment	(3,064)	(1,849)
Acquisitions	—	(765)
Payment on note payable related to an acquisition	(135)	—
Proceeds from sale of property and equipment	3	4
Net cash used by investing activities	(3,196)	(2,610)

Financing Activities:
Proceeds from long-term debt	8,493	65,191
Payments on long-term debt	(8,493)	(59,969)
Proceeds from exercise of stock options	—	118
Deferred financing fees	—	(112)
Purchase of stock	(1,326)	(2,083)
Cash dividends paid	(5,515)	(5,423)
Director stock compensation	97	102
Net cash used by financing activities	(6,744)	(2,176)
Net increase in cash and cash equivalents	929	2,402
Cash and cash equivalents, beginning of period	5,882	2,824
Cash and cash equivalents, end of period	$6,811	$5,226

Non-Cash Transactions
Note payable for deferred purchase price obligation	$—	$135

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

Note B – Seasonal Aspects

The results of operations for the three and nine month periods ended October 3, 2020 and October 5, 2019 are not necessarily indicative of the results to be expected for the full year.

Note C – Inventories

	October 3,	December 28,	October 5,
In thousands	2020	2019	2019

Raw materials	$8,446	$3,186	$3,860
Work in progress	4,217	2,177	2,410
Finished goods	51,075	36,906	42,154
	$63,738	$42,269	$48,424

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at October 3, 2020, December 28, 2019 and October 5, 2019.

Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
October 3, 2020	Carrying	for Identical	Observable Inputs	Inputs
In thousands	Amount	Assets (Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$6,811	$6,811	$—	$—

Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
December 28, 2019	Carrying	for Identical	Observable Inputs	Inputs
In thousands	Amount	Assets (Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$5,882	$5,882	$—	$—

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
October 5, 2019	Carrying	for Identical	Observable Inputs	Inputs
In thousands	Amount	Assets (Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$5,226	$5,226	$—	$—

Financial liabilities
Long-term debt	$5,221	$—	$5,221	$—

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the nine months ended October 3, 2020 and pursuant to the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 9,448 shares of common stock. During the nine months ended October 3, 2020, the Company awarded 22,850 restricted stock units to directors, 113,669 restricted stock units and 35,000 shares of restricted stock to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. All of the 2020 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee is still employed by the Company on the vesting date, and 18,268 of such restricted stock units are also subject to performance conditions. The 35,000 shares of restricted stock vest over three years (40% one year from grant, 30% two years from grant and 30% three years from grant) provided that the employee is still employed by the Company on the vesting date.

For the three and nine months ended October 3, 2020, including expense associated with issuing certain directors stock in lieu of cash for certain director fees, the Company recognized stock based compensation expense of $263 thousand and $853 thousand, respectively compared to stock based compensation expense of $68 thousand and $511 thousand for the same periods in the prior year. At October 3, 2020 and October 5, 2019, respectively, there was $1.2 million and $0.8 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note F – Segment Information

	For the Three Months
	Ended October 3, 2020
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$78,069	$—	$78,069
Operating income (loss)	13,177	(362)	12,815
Net income	9,554	632	10,186

	As of and for the Nine Months
	Ended October 3, 2020
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$198,882	$—	$198,882
Operating income (loss)	27,640	(1,529)	26,111
Net income	20,017	830	20,847
Total assets	$190,309	$8,407	$198,716

	For the Three Months
	Ended October 5, 2019
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$45,756	$—	$45,756
Operating income (loss)	3,223	(324)	2,899
Net income	2,269	271	2,540

	As of and for the Nine Months
	Ended October 5, 2019
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$133,497	$—	$133,497
Operating income (loss)	7,001	(1,237)	5,764
Net income (loss)	4,871	(188)	4,683
Total assets	$148,664	$7,352	$156,016

Note G – Dividend Payment

On September 21, 2020, the Company paid a quarterly dividend of $0.14 per common share to all shareholders of record on September 14, 2020. The total amount of the dividend was approximately $2.0 million and was charged against retained earnings.

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

Note H – Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	October 3,	October 5,	October 3,	October 5,
In thousands	2020	2019	2020	2019

Weighted average common shares outstanding	14,128	14,440	14,117	14,455
Dilutive effect of stock options and restricted stock units	137	28	105	30
Weighted average common shares outstanding, assuming dilution	14,265	14,468	14,222	14,485

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2020 and 2019 were 57,569 and 80,950, respectively.

Note I – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine month periods ended October 3, 2020, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019, that are of significance, or potential significance to the Company.

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

	Three Months Ended		Nine Months Ended
	October 3,	October 5,	October 3,	October 5,
All Amounts in Thousands	2020	2019	2020	2019

Gross Sales by Channel:
Mass Merchants	$36,234	$20,757	$77,418	$51,025
Specialty Dealers	21,741	11,826	57,666	41,590
E-commerce	25,172	15,712	78,242	50,452
International	2,637	1,880	6,129	5,228
Other	598	637	1,669	2,079
Total Gross Sales	86,382	50,812	221,124	150,374

Less: Gross-to-Net Sales Adjustments
Returns	2,117	1,473	5,538	4,353
Warranties	376	360	1,152	1,092
Customer Allowances	5,820	3,223	15,552	11,432
Total Gross-to-Net Sales Adjustments	8,313	5,056	22,242	16,877
Total Net Sales	$78,069	$45,756	$198,882	$133,497

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 5 years. As of October 3, 2020, the Company has not entered into any lease arrangements classified as a finance lease.

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

	Three Months Ended		Nine Months Ended
	October 3,	October 5,	October 3,	October 5,
All Amounts in Thousands	2020	2019	2020	2019

Lease Expense
Operating Lease Cost	$197	$164	$610	$608
Short-term Lease Cost	137	149	411	348
Variable Lease Cost	52	47	169	188
Total Operating Lease Cost	386	$360	$1,190	$1,144

Operating Lease - Operating Cash Flows	$182	$156	$557	$552
New ROU Assets - Operating Leases	$56	$108	$744	$833

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Nine Months Ended
	October 3,		October 5,
All Amounts in Thousands	2020		2019
Weighted Average Remaining Lease Term – Operating Leases	2.40	years	2.03	years
Weighted Average Discount Rate – Operating Leases	5.00%		5.00%

Future minimum lease payments under non-cancellable leases as of October 3, 2020 were as follows:

All Amounts in Thousands

Year 1	$738
Year 2	330
Year 3	211
Year 4	53
Year 5	27
Thereafter	1
Total future minimum lease payments	1,360
Less imputed interest	(76)
Total	$1,284

Reported as of October 3, 2020
Current operating lease liabilities	693
Long-term operating lease liabilities	591
Total	$1,284

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

Overview

Escalade, Incorporated (Escalade, the Company, we, us or our) is focused on growing its Sporting Goods business through organic growth of existing categories, strategic acquisitions, and new product development. The Sporting Goods business competes in a variety of categories including basketball goals, archery, billiards, indoor and outdoor game recreation and fitness products. Strong brands and on-going investment in product development provide a solid foundation for building customer loyalty and continued growth.

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

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States and China, presents significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time. Economic and health conditions in the United States and across most of the globe continue to change. In the short-term, demand for the Company’s products has increased, notably in our fitness products, basketball, playground, and indoor/outdoor games. Some of the increase in demand is likely due to consumers being required or encouraged by governmental authorities to stay at home, schools being closed, and employers requiring employees to work remotely and/or implementing furloughs and layoffs. Such increased demand may not continue and/or demand may decrease from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.

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

The COVID-19 pandemic continued to affect the Company’s operations in the third quarter and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees –many of whom are still working remotely, manufacturing, distribution, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three and nine month periods ended October 3, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	69.9%	78.1%	71.4%	76.4%
Gross margin	30.1%	21.9%	28.6%	23.6%
Selling, administrative and general expenses	13.3%	14.8%	15.0%	18.4%
Amortization	0.4%	0.8%	0.5%	0.9%
Operating income	16.4%	6.3%	13.1%	4.3%

Revenue and Gross Margin

Sales increased by 70.6% for the third quarter of 2020, compared with the same period in the prior year. The increase in sales was attributable to growth in nearly all of our product categories, but most notably in our archery, outdoor and fitness categories, including basketball, Lifeline Fitness and Victory Tailgate. For the first nine months of 2020, sales were up 49.0% compared to prior year.

The overall gross margin percentage increased to 30.1% for the third quarter of 2020, compared to 21.9% for 2019 primarily due to factory absorption and product mix.

Gross margin percentage increased to 28.6% for the first nine months of 2020, compared to 23.6% for the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $10.4 million for the third quarter of 2020 compared to $6.8 million for the same period in the prior year, an increase of $3.6 million or 52.7%. The increase in SG&A is in line with the growth of the business. SG&A as a percent of sales is 13.3% for the third quarter of 2020 compared with 14.8% for the same period in the prior year. For the first nine months of 2020, SG&A were $29.8 million compared to $24.6 million for the same period in 2019, an increase of $5.2 million or 21.1%. As a percent of sales, SG&A is 15.0% for the first nine months of 2020 compared with 18.4% for the same period in the prior year.

Provision for Income Taxes

The effective tax rate for the first nine months of 2020 was 20.0% compared to 14.6% for the same period last year.

Financial Condition and Liquidity

Total debt at the end of the first nine months of 2020 was zero, a decrease of $135 thousand from December 28, 2019. The following schedule summarizes the Company’s total debt:

	October 3,	December 28,	October 5,
In thousands	2020	2019	2019

Note payable	$—	$135	$135
Long term debt	—	—	5,221
Total	$—	$135	$5,356

As a percentage of stockholders’ equity, total debt was zero, 0.1% and 4.2% at October 3, 2020, December 28, 2019, and October 5, 2019 respectively.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2020.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

			(c) Total Number	(d) Maximum Number
	(a) Total		of Shares (or Units)	(or Approximate Dollar
	Number of	(b) Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
Share purchases prior to 7/11/2020 under the current repurchase program.	1,397,490	$9.28	1,397,490	$10,000,330
Third quarter purchases:
7/12/2020–8/8/2020	None	None	No Change	No Change
8/9/2020-9/5/2020	None	None	No Change	No Change
9/6/2020-10/3/2020	None	None	No Change	No Change
Total share purchases under the current program	1,397,490	$9.28	1,397,490	$10,000,330

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. On March 24, 2020, the Board of Directors increased the stock repurchase program from $5,000,000 to $15,000,000. No additional stock repurchases yet have been made pursuant to the increased amount now available for stock repurchases. From its inception date through October 3, 2020, the Company has repurchased 1,397,490 shares of its common stock under this repurchase program for an aggregate price of $12,966,498. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

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

ESCALADE, INCORPORATED

Date: October 29, 2020	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his capacities as Principal Financial Officer and Principal Accounting Officer)