Form 10-K
period 2020-12-26
ESCALADE INC
filed 2021-02-22
CIK 33488

United States

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 26, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐ No ☒

Aggregate market value of common stock held by nonaffiliates of the registrant as of July 11, 2020 based on the closing sale price as reported on the NASDAQ Global Market: $143,976,960.

The number of shares of Registrant's common stock (no par value) outstanding as of February 15, 2021: 13,898,253.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 30, 2021 are incorporated by reference into Part III of this Report, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year covered by this Form 10-K.

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

Product Category	Brand Names
Archery	Bear® Archery, Trophy Ridge®, Whisker Biscuit®, Cajun Bowfishing™, Karnage™, Fletcher®, Rocket®, SIK®, BearX™
Table Tennis	STIGA®, Ping-Pong®
Basketball Goals	Goalrilla™, Goalsetter®, Goaliath®, Silverback®, Hoopstar®
Pickleball	Onix®, DURA®, Pickleball Now®
Play Systems	Woodplay®, Childlife®, Jack & June®
Fitness	The STEP®, Lifeline®, Kettleworx®, Natural Fitness®, PER4M®
Safety and Utility Weights	USWeight®
Game Tables (Hockey and Soccer)	Triumph™ Sports, Atomic®, American Legend®, HJ Scott®
Water Sports	RAVE Sports®
Billiard Tables and Accessories	American Heritage Billiards®, Cue&Case®, Lucasi®, Mizerak®, PureX®, Rage®, Players®
Darting	Unicorn®, Winmau®, Arachnid®, Accudart®, Nodor®
Outdoor Games	Victory Tailgate®, Triumph™ Sports, Zume Games®, Viva Sol®

During 2020, 2019 and 2018, the Company had one customer, Amazon.com, Inc., that accounted for approximately 23%, 21% and 19%, respectively of the Company’s revenues. During 2020, 2019 and 2018 the Company had another customer, Dick’s Sporting Goods, which accounted for approximately 13%, 13% and 13%, respectively, of the Company’s revenues.

As of December 26, 2020, the Company had approximately 26%, 14% and 11% of its total accounts receivable with Amazon.com, Inc., Academy Sports and Outdoors, Inc. and Dick’s Sporting Goods, respectively. As of December 28, 2019, the Company had approximately 27% and 18% of its total accounts receivable with Amazon.com, Inc. and Dick’s Sporting Goods, respectively.

Escalade Sports manufactures in the USA and Mexico and imports product from Asia, where the Company utilizes a number of contract manufacturers.

Certain products produced by Escalade Sports are subject to regulation by the Consumer Product Safety Commission. The Company believes it is in material compliance with all applicable regulations.

Business Development

The Company is the successor to The Williams Manufacturing Company, founded in 1922, an Ohio-based  manufacturer and retailer of women’s and children’s footwear, and to the Indian Archery and Toy Corp., founded in 1927, an Evansville, Indiana-based manufacturer of archery equipment, badminton sets, and darts. In the 1960’s, Indian Archery entered the table tennis manufacturing business and changed its name to Indian Industries, Inc. Williams Manufacturing and Indian Industries operated independently of each other until a series of transactions in the early 1970’s. In 1972, Williams Manufacturing acquired Martin-Yale Industries, Inc., an Illinois-based manufacturer of office and graphic arts products, and crafts and toys. In 1973, Williams Manufacturing acquired both Indian Industries and Harvard Table Tennis, Inc., a Massachusetts-based manufacturer of table tennis accessories. The resulting enterprise, renamed as Escalade, Incorporated, became a diversified manufacturer of sporting goods, recreational products, office products, graphic arts products, hobby and craft items, toys, and footwear.

In the following decades, Escalade continued to diversify its product lines through acquisitions and organic growth, including increasing its manufacturing capabilities for table tennis tables, pool tables, basketball backboard, goals, and poles, and related accessories. In order to focus on areas of potential growth, Escalade also has divested certain product lines and businesses over the years. Most notably, Escalade exited the footwear and toy businesses in the 1970’s and ultimately completed its exit from the office products and graphic arts businesses in 2014. Such divestitures have resulted in Escalade now focusing 100% on its Sporting Goods business segment. Escalade’s Sporting Goods segment competes in a variety of product categories including basketball goals, archery, indoor and outdoor games, recreational, fitness, and related products.

Core components of Escalade’s business development and growth strategy have been, and continue to be, making strategic acquisitions, developing strong brand names, and investing in product innovation.  Escalade’s strategic acquisitions include, among others, its acquisitions of: the table tennis and pool table assets of the Ideal Toy Company in 1977 and of Harvard Sports, Inc. in 1980; the home exercise equipment business of Marcy Fitness Products, Inc. in 1989; the high quality basketball system assets of Zue Corporation, including the Goalrilla™ brand in 1999; the table tennis assets of Lifetime Products, Inc. in 2000; the darting assets of Accudart in 2001; the filled vinyl weight assets and manufacturing business of U.S. Weights, Inc. in 2001; the assets of North American Archery Group, including the Bear® Archery brand in 2003; the residential playground systems businesses of ChildLife, Inc. in 2005 and of Woodplay in 2006; and the archery assets of Carolina Archery Products in 2006, of Trophy Ridge, LLC in 2007, and of Cajun Archery in 2012. Escalade entered the pickleball product category through acquisitions of Pickleball Now and Onix Sports in 2014 and 2015, expanded its billiard accessory business with the acquisition of Cue&Case Sales, Inc. in 2014, and strengthened its manufacturing capabilities of basketball goals by acquiring Goalsetter Systems, Inc. in 2015. More recently, in 2016, Escalade acquired the assets of Triumph Sports USA, a leader in the indoor and outdoor games categories, in 2017 acquired the assets of Lifeline Fitness, Inc., a leader in the fitness industry, in 2018 acquired Victory Tailgate, a manufacturer of premium licensed and custom tailgating games, in 2020 acquired the billiard table, game room and recreational product lines of American Heritage Billiards, and in 2020 acquired the assets of RAVE Sports, providing entry into the water recreational products category.

For more information regarding Escalade’s business development and strategies for growth, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

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

Competition

Escalade is subject to competition with various manufacturers in each product line. The Company is not aware of any other single company that is engaged in the same product lines as Escalade or that produces the same range of products as Escalade. Nonetheless, competition exists for many Escalade products. Some competitors are larger and have substantially greater resources than the Company. Escalade believes that its long-term success depends on its ability to strengthen its relationship with existing customers, attract new customers, to be a reliable source of products to timely supply customers with their needs, and to develop new products that satisfy the quality and price requirements of sporting goods customers.

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

Employees

The number of employees at December 26, 2020 and December 28, 2019 were as follows:

	2020	2019
Sporting Goods
USA	523	365
Mexico	160	84
Asia	21	19
Total	704	468

Of Escalade’s 704 employees at December 26, 2020, 700 were full time employees and 4 were part time employees.

The I.U.E./C.W.A. (United Electrical Communication Workers of America, AFL-CIO) represents hourly rated employees at the Escalade Sports’ Evansville, Indiana distribution center. There were approximately 28 covered employees at December 26, 2020. A five year labor contract was negotiated and renewed in May 2016 and expires on May 1, 2021.

Sources of Supplies

Raw materials for Escalade's various product lines consist of, but are not limited to, wood, steel, aluminum, plastics, fiberglass and packaging. Escalade relies upon suppliers in various countries and upon various third party Asian manufacturers for many of its products. The Company believes that these sources will continue to provide adequate supplies as needed and that all other materials needed for the Company’s various operations are available in adequate quantities from a variety of domestic and foreign sources. From time to time, Escalade may experience disruptions in its supply chain due to circumstances beyond its control, such as the outbreak of the coronavirus or other public health crises and limited availability of shipping containers and other third party logistics, which disruptions could adversely impact Escalade currently and in the future. To alleviate these concerns, Escalade accelerated its timing for placing 2021 orders with its suppliers and continues to identify and to develop other potential sources of products and raw materials.

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

ITEM 1A—RISK FACTORS

OPERATIONAL RISKS TO THE COMPANY AND OUR BUSINESS

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

The Company has made acquisitions of complementary companies or businesses, which have been part of the strategic plan, and may continue to pursue acquisitions in the future from time to time. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of capital and management’s attention from other business issues and opportunities. The Company may not be able to successfully integrate operations that it acquires, including personnel, financial and information systems, cybersecurity measures, distribution, and operating procedures. If the Company fails to successfully integrate acquisitions, the Company’s business could suffer. In addition, acquisitions may result in the incurrence of debt, contingent liabilities, amortization expense or write-offs of goodwill or other intangibles, any of which could affect the Company’s financial position. The Company also has sometimes divested or discontinued certain operations, assets, and products that did not perform to the Company’s expectations or no longer fit with the Company’s strategic objectives.

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

The Company has grown in the past through strategic acquisitions, and continues to make acquisitions in its Sporting Goods business. Our growth strategy also depends on our ability to grow our e-commerce business, including the development of our own direct to consumer e-commerce distribution channel. Growth places additional demands on management and operational systems. If the Company is not successful in continuing to support operational and financial systems, expanding the management team and increasing and effectively managing customers and suppliers, growth may result in operational inefficiencies and ineffective management of the Company’s business, which could adversely affect its business and financial performance.

The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will be dependent upon the availability of adequate capital.

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

The Company is currently transitioning to a new Interim Chief Executive Officer and will soon commence the process of seeking a new Chief Executive Officer, which may result in some disruption to the Company.

On February 22, 2021, the Company announced that former Chief Executive Officer Scott J. Sincerbeaux had resigned from all positions with the Company. While the Chairman of the Board of Directors, Walter P. Glazer, Jr., has agreed to serve as the Company’s Interim Chief Executive Officer until a replacement is hired, the transition may result in some disruptions to the Company’s ordinary course of operations.  Additionally, the process of seeking a new Chief Executive Officer requires substantial effort and time of the Company’s Board of Directors and other executives, which may divert attention from other matters.

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

The Company has two major customers, each of which accounted for more than ten percent of consolidated gross sales in the Company’s 2020 fiscal year. The Company also has several other large customers, none of which represent more than ten percent of consolidated gross sales, and historically has derived substantial revenues from these customers. Our customers continue to experience industry consolidation, which increases our risk that we may be unable to find sufficient alternative customers. The Company needs to continue to expand its customer base to minimize the effects of the loss of any single customer in the future. If sales to one or more of the large customers would be lost or materially reduced, there can be no assurance that the Company will be able to replace such revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Many of the Company’s products are manufactured outside the United States. Those products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products could occur due to work stoppages, port strikes, lack of availability of transportation, and other factors beyond the Company’s control. The Company currently is experiencing increased shipping costs for products obtained from overseas due to a shortage of available shipping containers. If the Company experiences any significant disruption in its supply chain or sharply rising costs, for any reason, such as the ongoing coronavirus pandemic, the Company may be unable to satisfy customer demand for our products resulting in lost sales. Such delays and increased costs could impair our ability to timely and efficiently deliver our products, and could adversely impact our operating results.

Intellectual property rights are valuable, and any inability to protect them could reduce the value of products.

The Company obtains patents, trademarks and copyrights for intellectual property, including its brand names, which represent important assets to the Company. If the Company fails to adequately protect intellectual property through patents, trademarks and copyrights, its intellectual property rights may be misappropriated by others, invalidated or challenged, and our competitors could duplicate the Company’s products or may otherwise limit any competitive design or manufacturing advantages. The Company believes that success is likely to depend upon continued innovation, technical expertise, marketing skills, branding, customer support and services rather than on legal protection of intellectual property rights. However, the Company intends to aggressively assert its intellectual property rights when necessary.

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

Cybersecurity breaches or other data security incidents could result in unauthorized access, theft, modification, or destruction of Company assets, including bank accounts, intellectual property, and confidential information, which may adversely affect the Company’s business.

The Company has experienced an increase in cybersecurity threats and attempts to breach the Company’s security networks. The techniques used to conduct cyber attacks, including phishing, hacking, and malicious software, are increasingly sophisticated and the sources and targets of these attacks change frequently. Cyber attacks may not be recognized until after attacks have been launched successfully or have been in place for a period of time. From time to time, the Company has been, and likely will continue to be, the target of cyber and other security threats. To the Company’s knowledge, the Company has not experienced a significant cybersecurity breach that had a material impact on the Company’s business or operating results, although there can be no assurance that the Company’s efforts to maintain the security of the Company’s information technology networks and related systems will be effective or that attempted security breaches will not be damaging in the future. The Company maintains cyber liability insurances, however, such insurance may not be sufficient to cover the financial, legal, business or reputational losses that could result from a breach of the Company’s systems.

The market price of the Company’s common stock is likely to be highly volatile as the stock market in general can be highly volatile.

The public trading of the Company’s common stock is based on many factors which could cause fluctuation in the Company’s stock price. These factors may include, among other things:

●	General economic and market conditions;
●	Actual or anticipated variations in quarterly operating results;
●	Limited research coverage by securities analysts;
●	Relatively low market capitalization resulting in low trading volume in the Company’s stock;
●	If securities analysts provide coverage, our inability to meet or exceed securities analysts' estimates or expectations;
●	Conditions or trends in the Company’s industries;
●	Changes in the market valuations of other companies in the Company’s industries;
●	Announcements by the Company or the Company’s competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;
●	Capital commitments;
●	Additions or departures of key personnel;
●	Tariffs, quotas, customs, import and export restrictions, and other trade barriers;
●	Global events, including acts or threats of war or terrorism, international conflicts, political instability, natural disasters, and public health crises;
●	Sales and repurchases of the Company’s common stock; and
●	The ability to maintain listing of the Company’s common stock on the NASDAQ Global Market.

Many of these factors are beyond the Company’s control. These factors may cause the market price of the Company’s common stock to decline, regardless of operating performance.

If we are unable to pay quarterly dividends at intended levels, our reputation and stock price may be harmed.

Our quarterly cash dividend is currently $0.14 per common share. The dividend program requires the use of a portion of our cash flow. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors (Board) may, at its discretion, increase or decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.

RISKS OF INTERNATIONAL OPERATIONS

International operations expose the Company to the unique risks inherent in foreign operations.

The Company has manufacturing operations in Mexico and sources many of its products and raw materials from China and other Asian countries. Foreign operations encounter risks similar to those faced by U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, control over product quality and content, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions. Additionally, our international operations may be adversely affected by political events, domestic or international terrorist events and hostilities, complications due to natural, nuclear or other disasters, or public health crises. For instance, recent government changes in Mexico have yielded requirements that call for increases in minimum wages at the border as well as the interior of Mexico. In addition, beginning in 2020 and continuing into 2021, the ongoing coronavirus outbreak has resulted in increased travel restrictions and extended shutdown of certain businesses in Mexico, China and other countries in which the Company does business or has suppliers. These or any further political or governmental developments or health concerns in locations in which the Company conducts business could result in social, economic and labor instability. These uncertainties could have a material adverse effect on the continuity of the Company’s operations and on the Company’s income and profitability.

The Company’s business is subject to risks associated with sourcing and manufacturing outside of the United States, and risks arising from tariffs and/or international trade wars.

The Company imports many of its raw materials and finished goods from countries outside of the United States, including but not limited to China and Mexico. The Company’s ability to import products in a timely and cost-effective manner may be affected by conditions, such as public health crises, labor disputes, political unrest, and security requirements of the U.S. and other countries that could delay importation of products or require us to locate alternative sources. Our import operations are subject to complex custom laws, regulations, tax requirements, and trade regulations, such as tariffs set by governments through mutual agreements or bilateral actions. U.S. tariffs on goods imported into the U.S., particularly goods from China, have increased the cost of goods purchased by the Company and the ongoing adverse effects of such tariffs potentially could become even more severe. The overall effect of these risks is that our costs may increase, which in turn may result in lower profitability if we are unable to offset such increases through higher prices, and/or that we may suffer a decline in sales if our customers do not accept price increases.

The United States, Mexico and Canada have entered into the United States-Mexico-Canada Agreement ("USMCA"), the successor agreement to the North American Free Trade Agreement ("NAFTA") which became effective on July 1, 2020. In January 2020, the United States entered into a "Phase 1" trade agreement with China. However, it remains unclear what the U.S. administration or foreign governments, including China, specifically will or will not do with respect to tariffs, the USMCA or other international trade agreements and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products or any resulting negative sentiments towards the United States could materially adversely affect the Company’s business, financial condition, operating results and cash flows.

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

COVID-19 PANDEMIC RISKS

The COVID-19 pandemic currently is affecting the Company’s business. Additional factors could  exacerbate such consequences and/or cause materially adverse effects.

While the COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s fiscal year ended December 26, 2020, economic and health conditions in the United States and across most of the globe changed rapidly during 2020. In the short-term, demand for the Company’s products has increased, notably in our fitness products and also in basketball, playground, and indoor/outdoor games. Some of the increase in demand is likely due to consumers being required or encouraged by governmental authorities to stay at home, schools being closed, and employers requiring employees to work remotely and/or implementing furloughs and layoffs. Such increased demand may not continue and/or demand  may decrease from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. During 2020, such restrictions at times caused the Company to shut down its Mexico production facilities, to limit its Gainesville, Florida facility to conduct only shipping and receiving operations but no manufacturing operations, to require all office staff to work remotely, and to change staffing of the Company’s distribution center in Evansville, Indiana. While the Company has largely resumed normal operations in such facilities subject to increased health protocols having been implemented, most of the Company’s office staff continue to work remotely. The ongoing  pandemic may result in future business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations.

The ability of the Company’s employees to work may be significantly impacted by the coronavirus.

The Company’s employees are being affected  by the COVID-19 pandemic. Virtually all of our office and  management personnel continue to work remotely. Travel restrictions imposed by the U.S. government and of foreign countries, particularly China and Mexico have limited, or in some cases prohibited, normal business travel relating to the Company’s internal operations and to our ongoing business relationships with our customers and suppliers. The health of the Company’s workforce is of primary concern and the Company may need to continue indefinitely existing precautionary measures, and possibly enact additional measures, to help minimize the risk of our employees being exposed to the coronavirus. Further, our management team continues to focus on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire Company, thereby potentially diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company even prior to the pandemic may be elevated.

The Company cannot predict the long-term impact of the COVID-19 pandemic on its customers, suppliers, vendors, and other business partners.

The COVID-19 pandemic is affecting the Company’s customers, suppliers, vendors, and other business partners, but the Company is not able to assess the full extent of the current impact nor predict the ultimate consequences that will result therefrom. Although Amazon, the Company’s largest customer, has performed well throughout the pandemic, it remains to be seen if consumer demand for online purchasers will continue unabated and/or permanently change the way in which consumers make purchasing decisions. Dick’s Sporting Goods, the Company’s second largest customer, and many of the Company’s other mass merchant customers have experienced increased online orders and reduced foot traffic into their physical stores. In general, many retailers are experiencing severe financial difficulties and bankruptcies. If those trends continue for the long-term, the Company’s strategies in distributing and marketing its products will need to change accordingly. The Company’s planning and efforts in recent years to position itself to ship many goods purchased on Amazon or other online sources direct to consumers and for the Company to make direct to consumer online sales may mitigate some, but not all, of the adverse effects resulting from changes in the businesses of the Company’s resellers. If the Company’s sales channels are substantially impaired for an extended period of time or fail to adapt to changing consumer preferences, the Company’s sales will be materially reduced.

The ultimate magnitude of the COVID-19 pandemic is unpredictable, volatile and uncertain.

The COVID-19 pandemic has created significant public health concerns and economic disruption and may continue to do so indefinitely. While the Company experienced substantial increases in sales and order activity in its 2020 fiscal year, due in part to increased consumer demand for home recreational products during the pandemic, we cannot predict the full impact of the pandemic nor can we predict with any certainty whether and to what degree the disruptions caused by the pandemic and reactions thereto will continue.  Much is unknown, including the duration and severity of the pandemic, the amount of time it may take for more normalized economic activity to resume, future government actions that may be taken, the effects on the Company’s customers and suppliers, including their ability to pay for our products, the effects on operations of the Company’s logistics providers, and the impact on the ability of the Company’s employees to work and travel. Continuing and potential new governmental actions may further cause the Company to modify its business operations or otherwise  adversely impact the Company. While the Company has taken numerous steps to mitigate the potential negative effects of the COVID-19 pandemic, there can be no assurance that the Company will be able to respond quickly enough or appropriately to circumstances that may change rapidly and/or that are outside of our control. The long-term impact of the pandemic on the Company’s business is unknown and ultimately could result in material adverse effects on the Company’s business, financial performance and results of operations.

LEGAL, TAX, ACCOUNTING AND REGULATORY RISKS

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

Our assets and operations are subject to regulation and oversight by federal, state, and local regulatory authorities. Legislative changes, as well as regulatory actions taken by these agencies, have the potential to adversely affect our profitability. In addition, a certain degree of regulatory uncertainty is created by the U.S. political climate. It remains unclear specifically what the changes in presidential administration and Congress may do with respect to future policies and regulations that may affect us. Regulation affects many aspects of our business and extends to such matters as (i) federal, state, and local taxation; (ii) rates (which include tax, commodity, surcharges and fuel); (iii) the integrity, safety and security of facilities and operations; (iv) the acquisition of other businesses; (v) the acquisition, extension, disposition or abandonment of services or facilities; (vi) reporting and information requirements; and (vii) the maintenance of accounts and records.

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

MACROECONOMIC AND GENERAL BUSINESS RISKS

Operating results may be impacted by changes in the economy that influence business and consumer spending.

Operating results are directly impacted by the health of the North American and to a lesser extent, European and Asian economies. We cannot predict how robust the economy will be or whether or not it will be sustained. If economic recovery is slow to occur, or if the economy experiences a prolonged period of decelerating or negative growth, the Company’s results of operations may be negatively impacted. In general, the Company’s sales depend on discretionary spending by consumers. Business and financial performance may be adversely affected by current and future economic conditions, including unemployment levels, energy costs, interest rates, recession, inflation, the impact of natural disasters and terrorist activities, public health crisis, and other matters that influence business and consumer spending.

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

Certain political developments in recent years have provided increased economic uncertainty. The United Kingdom formally exited the European Union on January 31, 2020 (“Brexit”), and entered into a new trade agreement with the European Union on December 24, 2020. The United Kingdom may set its own trade policies with countries such as the United States, Australia and New Zealand that currently do not have free trade agreements with the European Union. Although the Company may not be directly impacted by Brexit, these and future trade deals could subject the rest of the world to tariffs and duties set by the World Trade Organization, potentially resulting in higher import costs on the Company’s products and raw materials. In addition, political conflicts in the U.S. could result in economic and trade policy actions that would impact economic conditions in various countries, the cost of importing into the U.S. and the competitive landscape of our customers, suppliers and competitors.

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

In addition, any natural disaster or other serious disruption to one of the Company’s manufacturing or distribution sites due to fire, tornado, earthquake or other natural disasters in countries where the Company conducts business, or political unrest, war, labor strikes, work stoppages or public health crises, such as outbreaks of the coronavirus in countries where our suppliers are located could result in the disruption of the Company’s shipments and supply chain of products and raw materials. Although we have continued to obtain product shipments from China notwithstanding the coronavirus pandemic, product shipments from China may be delayed in the future. Although we are monitoring the situation and have adapted our ordering practices in our attempt to minimize the effects of potential disruptions, the Company cannot predict whether, for how long, or the extent to which the pandemic may disrupt the Company’s supply chain, manufacturing operations, and/or product shipments. Any significant disruption resulting from similar events on a large scale or over a prolonged period could cause significant delays until the Company would be able to resume normal operations or shift to other third party suppliers, if needed. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all, and could negatively affect the Company’s sales and profitability.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

At December 26, 2020, the Company owned or operated from the following locations:

Location	Square Footage	Owned or Leased	Use

Evansville, Indiana, USA	771,000	Owned	Distribution; sales and marketing; engineering; administration
Rosarito, Mexico	174,700	Owned	Manufacturing and distribution
Gainesville, Florida, USA	154,200	Owned	Manufacturing and distribution
Olney, Illinois, USA	108,500	Leased	Manufacturing and distribution
Orlando, Florida, USA	50,018	Leased	Marketing; manufacturing and distribution
Orlando, Florida, USA	10,587	Leased	Manufacturing and distribution
Eagan, MN, USA	41,600	Leased	Distribution; sales and marketing; engineering; administration
Shanghai, China	6,674	Leased	Sales and sourcing

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

Part II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded under the symbol “ESCA” on the NASDAQ Global Market. As of February 15, 2021, there were approximately 109 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 10/3/2020 under the current repurchase program.	1,397,490	$9.28	1,397,490	$10,000,330
Fourth quarter purchases:
10/4/2020 – 10/31/2020	None	None	No Change	No Change
11/1/2020 – 11/28/2020	209,831	$20.67	1,607,321	$5,664,110
11/29/2020 – 12/26/2020	54,193	$19.87	1,661,514	$14,586,649
Total share purchases under the current program	1,661,514	$11.06	1,661,514	$14,586,649

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. In December 2020, the Board of Directors increased the stock repurchase program to $15,000,000. From its inception date through December 26, 2020, the Company has repurchased 1,661,514 shares of its common stock under this repurchase program for an aggregate price of $18,379,289. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

ITEM 6—SELECTED FINANCIAL DATA [Not Required]

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section should be read in conjunction with Item 1: Business; Item 1A: Risk Factors; and Item 8: Financial Statements and Supplementary Data.

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to: specific and overall impacts of the COVID-19 global pandemic on Escalade’s financial condition and results of operations; Escalade’s plans and expectations surrounding the transition to its new Chief Executive Officer and all potential related effects and consequences; the impact of competitive products and pricing; product demand and market acceptance; new product development; Escalade’s ability to achieve its business objectives, especially with respect to its Sporting Goods business on which it has chosen to focus; Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products; the continuation and development of key customer, supplier, licensing and other business relationships; Escalade’s ability to develop and implement our own direct to consumer e-commerce distribution channel; Escalade’s ability to successfully negotiate the shifting retail environment and changes in consumer buying habits; the financial health of our customers; disruptions or delays in our business operations, including without limitation disruptions or delays in our supply chain, arising from political unrest, war, labor strikes, natural disasters, public health crises such as the coronavirus pandemic, and other events and circumstances beyond our control; Escalade’s ability to control costs; Escalade’s ability to successfully implement actions to lessen the potential impacts of tariffs and other trade restrictions applicable to our products and raw materials, including impacts on the costs of producing our goods, importing products and materials into our markets for sale, and on the pricing of our products; general economic conditions; fluctuation in operating results; changes in foreign currency exchange rates; changes in the securities markets; Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing; the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology; risks related to data security of privacy breaches; and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

Overview

Escalade, Incorporated (Escalade, the Company, we, us or our) is focused on growing its Sporting Goods segment through organic growth of existing categories, strategic acquisitions, and new product development. The Sporting Goods segment competes in a variety of categories including basketball goals, archery, indoor and outdoor recreation and fitness products. Strong brands and on-going investment in product development provide a solid foundation for building customer loyalty and continued growth.

Within the sporting goods industry, the Company has successfully built a robust market presence in several niche markets. This strategy is heavily dependent on expanding our customer base, barriers to entry, strong brands, excellent customer service and a commitment to innovation. A key strategic advantage is the Company’s established relationships with major customers that allow the Company to bring new products to market in a cost-effective manner while maintaining a diversified portfolio of products to meet the demands of consumers. In addition to strategic customer relations, the Company has substantial manufacturing and import experience that enable it to be a reliable and low-cost supplier.

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

In 2018, the Company acquired Victory Tailgate, LLC, a brand known for its premium licensed and custom tailgating games. In October 2020, the Company acquired the assets of the billiard table, game room, and recreational product lines of American Heritage Billiards, including the related intellectual property. In December 2020, the Company acquired substantially all of the business and assets of Revel Match LLC, dba RAVE Sports, a brand known for its innovative and high-quality water recreation products. These and other acquisitions strengthen the Company’s leadership in various product categories, while providing exciting new opportunities within the growing water sports market. The Company also sometimes divests or discontinues certain operations, assets, and products that do not perform to the Company's expectations or no longer fit with the Company's strategic objectives.

Management believes that key indicators in measuring the success of these strategies are revenue growth, earnings growth, new product introductions, and the expansion of channels of distribution. The following table sets forth the annual percentage change in revenues and net income over the past three years:

	2020	2019	2018

Net revenue
Sporting Goods	51.6%	2.7%	(0.9%)
Total	51.6%	2.7%	(0.9%)

Net income
Sporting Goods	293.9%	(39.2%)	14.4%
Total	257.3%	(64.5%)	45.4%

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States and China, presents significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time. Economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the Company’s first quarter of 2020. In the short-term, demand for the Company’s products has increased, notably in our fitness products, basketball, playground, and indoor/outdoor games. Some of the increase in demand is likely due to consumers being required or encouraged by governmental authorities to stay at home, schools being closed, and employers requiring employees to work remotely and/or implementing furloughs and layoffs. Such increased demand may not continue and/or demand may decrease from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.

In addition, increased customer demand for certain products presents challenges for the Company to anticipate and adjust inventory levels to meet such demand. So far, the Company has been able to obtain products from its suppliers on a timely basis.  To alleviate the risks of incurring product outages, the Company has accelerated orders of certain products with a resulting increase in inventories. While the Company believes it is currently in strong financial condition, a substantial decrease in customer demand and/or slower payments by the Company’s mass merchants, specialty dealers and other customers could adversely affect the Company’s liquidity.

The COVID-19 pandemic continued to affect the Company’s operations through the fourth quarter of 2020 and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, many of whom are still working remotely, manufacturing, distribution, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-K, the Company’s results of operations for the fiscal year ended December 26, 2020 are not necessarily indicative of the results to be expected for fiscal year 2021. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	2020	2019	2018
Net revenue	100.0%	100.0%	100.0%
Cost of products sold	72.7%	76.5%	74.4%
Gross margin	27.3%	23.5%	25.6%
Selling, administrative and general expenses	14.7%	17.6%	16.9%
Amortization	0.5%	0.8%	0.8%
Operating income	12.1%	5.1%	7.9%

Revenue and Gross Margin

Net revenue increased 51.6% in 2020 compared to 2019. The Company recognized increased sales across nearly all product categories due to increased product placement and continued high demand, most notably in our outdoor and fitness categories.

The overall gross margin percentage increased to 27.3% in 2020 compared with 23.5% in 2019. Margins were favorably impacted by factory utilization, change in sales mix and supply chain improvements made throughout the year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $40.3 million in 2020 compared to $31.6 million in 2019, an increase of $8.7 million or 27.5%. The increase in SG&A is in line with the growth of the business. SG&A as a percent of sales is 14.7% in 2020 compared with 17.6% in 2019.

Provision for Income Taxes

The effective tax rate for 2020 and 2019 was 21.2% and 18.8%, respectively. The 2020 effective tax rate is slightly higher than the federal statutory rate primarily due to the impact of state taxes, with federal income tax credits helping to offset the impact of the state taxes and lower the statutory rate. The 2019 effective tax rate is lower than the statutory rate primarily due to the federal benefit of state income taxes and federal income tax credits.

Sporting Goods

Net revenues, operating income, and net income for the Sporting Goods segment for the three years ended December 26, 2020 were as follows:

In Thousands	2020	2019	2018

Net revenue	$273,649	$180,541	$175,780
Operating income	32,685	8,611	13,999
Net income	23,625	5,997	9,869

Net revenue increased 51.6% in 2020 compared to 2019.

The gross margin ratio in 2020 was 27.3% compared to 23.5% in 2019. The increase was primarily due to factory utilization, changes in sales mix and supply chain improvements made throughout the year. Operating income, as a percentage of net revenue, increased to 11.9% in 2020 compared to 4.8% in 2019.

Financial Condition and Liquidity

The current ratio, a basic measure of liquidity (current assets divided by current liabilities), for 2020 was 3.1, compared to 4.8 in 2019. Receivable levels increased to $65.3 million in 2020 compared with $35.5 million in 2019 and net inventory increased $30.2 million to $72.5 million in 2020 from $42.3 million in 2019.

The Company’s working capital requirements are primarily funded through cash flows from operations and revolving credit agreements with its bank. During 2020, the Company’s maximum borrowings under its primary revolving credit lines and overdraft facility totaled $33.6 million compared to $10.5 million in 2019. The overall effective interest rate in 2020 was 2.4% compared to the effective rate of 8.7% in 2019. Total long-term debt at the end of the Company’s 2020 fiscal year was $30.1 million.

On January 21, 2019, the Company entered into an Amended and Restated Credit Agreement (“2019 Restated Credit Agreement”) with its issuing bank, JPMorgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the 2019 Restated Credit Agreement (collectively, the “Lender”). Under the terms of the 2019 Restated Credit Agreement, the Lender has made available to the Company a senior revolving credit facility with increased maximum availability of $50.0 million. The maturity date was extended to January 31, 2022. In addition to the increased borrowing amount and extended maturity date, other significant changes reflected in the 2019 Restated Credit Agreement include: more favorable interest rate provisions; increases in borrowing base availability; releases of existing mortgages on the Company’s real property; and increasing to $25.0 million the total consideration that the Company may use for acquisitions without obtaining the Lender’s consent, as long as no event of default exists.

On December 14, 2020, the Company and its wholly owned subsidiary, Indian Industries, Inc. (“Indian”) entered into the Third Amendment dated as of December 14, 2020 (the “Third Amendment”) to the 2019 Restated Credit Agreement dated as of January 21, 2019 among the Company, Indian, each of their domestic subsidiaries, and Chase, as Administrative Agent and as Lender. Under the terms of the Third Amendment, the maximum availability under the senior revolving credit facility increased to $75.0 million, up from $50.0 million. The maturity date of the revolving credit facility was extended to December 14, 2023. In addition to the increased borrowing amount and extended maturity date, other significant changes reflected in the Third Amendment include: increases in borrowing base availability if the Company’s funded debt to EBITDA ratio is less than 1.75 to 1:00; increasing to $30.0 million the total consideration that the Company may use for acquisitions without obtaining the Lender’s consent, as long as no event of default exists; resetting the maximum authorized stock repurchases to $15.0 million for the period commencing upon entry into the Third Amendment; increasing the interest rate on borrowings by twenty five basis points; increasing the unused facility fee by five basis points; and adding more specific provisions and procedures for replacement of LIBOR if and when LIBOR would no longer be the benchmark for determining interest rates.

Cash flows from operations and revolving credit agreements were used to fund acquisitions, to pay shareholder dividends, and to fund stock repurchases.

In 2021, the Company estimates capital expenditures to be approximately $7.0 million.

The Company believes that cash generated from its projected 2021 operations and the commitment of borrowings from its primary lender will provide it with sufficient cash flows for its operations.

It is possible that if economic conditions deteriorate, this could have adverse effects on the Company’s ability to operate profitably during fiscal year 2021. To the extent that occurs, management will pursue cost reduction initiatives and consider realignment of its infrastructure in an effort to match the Company’s overhead and cost structure with the sales level dictated by current market conditions.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under the sub-heading “New Accounting Pronouncements”.

Off Balance Sheet Financing Arrangements

The Company has no financing arrangements that are not recorded on the Company’s balance sheet.

Contractual Obligations

The following schedule summarizes the Company’s material contractual obligations as of December 26, 2020:

Amounts in thousands	Total	2021	2022– 2023	2024– 2025	Thereafter

Debt	$30,073	$-	$30,073	$-	$-
Future interest payments	1,796	718	1,078	-	-
Operating leases	1,768	971	717	80	-
Minimum payments under purchase, royalty and license agreements	6,494	942	1,889	1,139	2,524
Total	$40,131	$2,631	$33,757	$1,219	$2,524

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

Product Warranty

The Company provides limited warranties on certain of its products for varying periods. Generally, the warranty periods range from 30 days to one year. However, some products carry extended warranties of three-year, five-year, seven-year, ten-year, fifteen-year, and lifetime warranties. The Company records an accrued liability and reduction in sales for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and sales in the current year. To the extent there are product defects in current products that are unknown to management and do not fall within historical defect rates, the product warranty reserve could be understated and the Company could be required to accrue additional product warranty costs thus negatively affecting gross margin.

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

Impairment of Goodwill

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 350, Intangibles – Goodwill and Other. A qualitative assessment is first performed to determine if the fair value of the reporting unit is "more likely than not" less than the carrying value. If so, we proceed to a quantitative assessment, in which the fair value of the reporting unit is compared to its carrying value. If the carrying value of goodwill exceeds the implied estimated fair value calculated, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.

If a quantitative assessment of goodwill impairment testing is required, the Company establishes fair value by using an income approach or a combination of a market approach and an income approach. The market approach uses the guideline-companies method to estimate the fair value of a reporting unit based on reported sales of publicly-held entities engaged in the same or a similar business as the reporting unit. The income approach uses the discounted cash flow method to estimate the fair value of a reporting unit by calculating the present value of the expected future cash flows of the reporting unit. The discount rate is based on a weighted average cost of capital determined using publicly-available interest rate information on the valuation date and data regarding equity, size and country-specific risk premiums/decrements compiled and published by a commercial source. The Company uses assumptions about expected future operating performance in determining estimates of those cash flows, which may differ from actual cash flows.

The Company has one reporting unit that is identical to our operating segment, Sporting Goods. Of the total recorded goodwill of $32.7 million at December 26, 2020, the entire amount was allocated to the Escalade Sports reporting unit. The results of the qualitative impairment assessment of the Escalade Sports reporting unit indicated that it was not “more likely than not” that the fair value of the reporting unit was less than the carrying value as of December 26, 2020.

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

Non-Marketable Equity Method Investment

The Company had a minority equity position in a company strategically related to the Company’s business, but did not have control over this company. The accounting method employed was dependent on the level of ownership and degree of influence the Company can exert on operations. Where the equity interest was less than 20% and the degree of influence was not significant, the cost method of accounting is employed. Where the equity interest was greater than 20% but not more than 50%, the equity method of accounting is utilized. Under the equity method, the Company’s proportionate share of net income was recorded in equity in earnings of affiliates on the consolidated statements of operations. The proportionate share of net income was $0.1 million in 2018. Total cash dividends received from this equity investment amounted to $2,323 thousand in 2018. On May 17, 2018, the company completed the sale of its 50% interest for $33.7 million, resulting in a gain on sale of $13.0 million. In conjunction with the sale, the Company entered into a new license agreement with Stiga for the licensing rights to manufacture, market, promote, sell and distribute Stiga-branded table tennis hobby products in the United States, Mexico and Canada. The Company has had the licensing rights for such products since 1995 pursuant to an existing license agreement that expired December 31, 2018. The new license agreement went into effect on January 1, 2019.

Effect of Inflation

The Company cannot accurately determine the precise effects of inflation. The Company attempts to pass on increased costs and expenses through price increases when necessary. The Company is working on reducing expenses; improving manufacturing technologies; and redesigning products to keep these costs under control.

Capital Expenditures

As of December 26, 2020, the Company had no material commitments for capital expenditures. In 2021, the Company estimates capital expenditures to be approximately $7.0 million.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A —CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Escalade maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, could provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. On December 4, 2020, the Company acquired substantially all of the business and assets of Revel Match LLC, dba RAVE Sports. The Company is in the process of evaluating the existing controls and procedures of the acquired business and integrating them into our system of internal control over financial reporting. In accordance with guidance provided by SEC Staff permitting the exclusion of an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the business was acquired, we have excluded from the following assessment of the Company’s disclosure controls and procedures the disclosure controls and procedures of RAVE Sports, and we have excluded RAVE Sports from our assessment of the effectiveness of internal control over financial reporting as of December 26, 2020.

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

The management of Escalade assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2020. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (published in 2013) and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that, as of December 26, 2020, the Company’s internal control over financial reporting was effective.

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

/s/ Walter P. Glazer, Jr., Interim Chief Executive Officer      /s/ Stephen R. Wawrin, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2020. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 30, 2021 under the captions “Certain Beneficial Owners,” “Election of Directors,” “Executive Officers of the Registrant,” “Board of Directors, Its Committees, Meetings and Functions,” and “Delinquent Section 16(a) Reports,” if applicable, and is incorporated herein by reference.

ITEM 11— EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 30, 2021 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee” and “Executive Compensation” and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appears under the caption “Report of the Compensation Committee” is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 30, 2021 under the captions “Certain Beneficial Owners” and “Election of Directors” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders (1)	10,000	$14.39	1,196,059
Equity compensation plans not approved by security holders	-	-	-
Total	10,000		1,196,059

(1) These plans include the Escalade, Incorporated 2007 Incentive Plan, including an additional 1,500,000 shares added under a 2012 amendment to the Escalade 2007 Incentive Plan, and the Escalade, Incorporated 2017 Incentive Plan. All plans were approved by stockholders at Escalade’s Annual Meetings of Stockholders in 2007, 2012, and 2017, respectively.

(2) Does not include 244,076 shares subject to outstanding, unvested restricted stock awards.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on April 30, 2021 under the captions “Election of Directors” and “Board of Directors, Its Committees, Meetings and Functions” and is incorporated herein by reference. The information required by Item 404 of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 30, 2021 under the caption “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 30, 2021 under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

Part IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as a part of this report:

(1)	Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated financial statements of Escalade, Incorporated and subsidiaries:

Consolidated balance sheets—December 26, 2020 and December 28, 2019

Consolidated statements of operations—fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018

Consolidated statements of comprehensive income—fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018

Consolidated statements of stockholders’ equity—fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018

Consolidated statements of cash flows—fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018

Notes to consolidated financial statements

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(3)	Exhibits
3.1	Articles of Incorporation of Escalade, Incorporated (a)
3.2	Amended By-Laws of Escalade, Incorporated (f)
10.1

Amended and Restated Credit Agreement dated as of January 21, 2019 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material) (b)

10.2

First Amendment dated as of September 3, 2019 to Amended and Restated Credit Agreement dated as of January 21, 2019 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (j)

10.3

Pledge and Security Agreement dated as of January 21, 2019 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material) (c)

10.4	Second Amendment dated as of March 24, 2020 to Amended and Restated Credit Agreement date as of January 21, 2019 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (k)
10.5

Third Amendment dated as of December 14, 2020 to Amended and Restated Credit Agreement dated as of January 21, 2019 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (l)

(4)	Executive Compensation Plans and Arrangements
10.6	Escalade, Incorporated 2007 Incentive Plan, as amended, incorporated by reference herein from Annex 1 and 2 to the Registrant’s 2012 Definitive Proxy Statement (e)
10.7	Escalade, Incorporated 2017 Incentive Plan, incorporated by reference herein from Annex 1 to the Registrant’s 2017 Definitive Proxy Statement (i)
10.8	Form of Stock Option Award Agreement utilized in Stock Option grants to employees pursuant to the Escalade, Incorporated 2017 Incentive Plan (d)
10.9	Form of Stock Option Award Agreement utilized in Stock Option grants to Directors pursuant to the Escalade, Incorporated 2017 Incentive Plan (d)
10.10	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants to employees pursuant to the Escalade Incorporated 2017 Incentive Plan (d)
10.11	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants to Directors pursuant to the Escalade, Incorporated 2017 Incentive Plan (d)
10.12	Offer Letter dated March 30, 2020, by and between Scott J. Sincerbeaux and Escalade, Incorporated (h)
10.13	Executive Severance agreement, dated March 30, 2020 and effective as of April 27, 2020, between Scott J. Sincerbeaux and Escalade, Incorporated (h)
21	Subsidiaries of the Registrant
23.1	Consent of BKD, LLP
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer Section 1350 Certification
32.2	Chief Financial Officer Section 1350 Certification
101.Cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.Def	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.Lab	Inline XBRL Taxonomy Extension Label Linkbase Document
101.Pre	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.Ins	Inline XBRL Instance Document
101.Sch	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(a)	Incorporated by reference from the Company's 2007 First Quarter Report on Form 10-Q
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

(d)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 30, 2017 and filed on February 27, 2018
(e)	Incorporated by reference from the Company’s 2012 Proxy Statement
(f)	Incorporated by reference from the Company’s 2014 First Quarter Report on Form 10-Q filed on April 22, 2014
(g)	Incorporated by reference from the Company’s 2016 First Quarter Form 10-Q filed on April 15, 2016
(h)	Incorporated by reference from the Company’s Form 8-K filed on April 1, 2020
(i)	Incorporated by reference from the Company’s 2017 Proxy Statement
(j)	Incorporated by reference from the Company’s Form 8-K filed on September 3, 2019
(k)	Incorporated by reference from the Company’s Form 8-K filed on March 24, 2020
(l)	Incorporated by reference from the Company’s Form 8-K filed on December 14, 2020

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

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated as of December 26, 2020, and December 28, 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 26, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalade, Incorporated as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 26, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), Escalade, Incorporated’s internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control-–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2021, expressed an unqualified opinion on the effectiveness of Escalade, Incorporated’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Customer Allowances

As more fully described in Note 18 within the consolidated financial statements, revenue is recognized net of various sales adjustments, which includes estimated customer allowances for advertising subsidies, volume rebates and catalog allowances. Escalade, Incorporated reviews such allowances on an ongoing basis and accruals are adjusted based on the information within the customer agreements. These estimated sales adjustments totaled $21,267,000 for the year ended December 26, 2020, which are included as part of Net Sales on the consolidated statement of operations. At December 26, 2020, the total accrued for these customer allowances was $7,532,000 and were presented as part of accrued liabilities on the consolidated balance sheet.

The principal consideration for our determination that performing procedures relating to these accruals is a critical audit matter was the significant judgment by management to estimate the accruals due to the complexity of the process involved in developing the accruals. The volume of the customer contracts containing allowance agreements is significant, some customers are granted multiple types of allowances and contract terms can change frequently. Management exercises judgment in computing the amount of sales subject to the allowances and tracks the amount of the various allowances taken by customers over time. All of this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s process for developing the accruals.

We identified the estimated sales allowances as a critical audit matter. The primary procedures we performed to address this critical audit matter included:

●

Testing the design and operating effectiveness of controls, including those related to technology, over the estimated sales allowances, including data completeness and accuracy and the potential for management bias in the estimation process;

●

Testing the completeness and accuracy of the underlying data used to estimate the accrual by agreeing the sales data used in the calculation to reports that were reconciled to the financial statements, reconciling the various allowance percentages to signed customer contracts, tracing the allowance amounts used by the various customers during the year to supporting documentation and comparing the estimated allowances from the end of each reporting period to actual results that occurred during subsequent reporting periods;

●	Testing the clerical accuracy of the individual customer allowances computed by management and agreeing the total of all estimated allowances to the respective accounts on the financial statements.

Assumptions Used in Estimating Goodwill and Intangible Assets Associated with Business Combinations

As described in Note 15 to the consolidated financial statements, the Company consummated the acquisition of the assets of Revel Match LLC d/b/a Rave Sports during the year ended December 26, 2020, resulting in the expansion of the Company’s operating product lines and additional goodwill of $5,946,000 and additional intangible assets of $5,000,000 being recognized on the Company’s consolidated balance sheet. As part of this acquisition, management assessed that the acquisition qualified as a business combination and all identifiable assets and liabilities acquired were recorded at fair value as part of the purchase price allocation as of the acquisition date. The identification and valuation of such acquired assets and assumed liabilities requires management to exercise significant judgment and consider the use of outside vendors to estimate the fair value allocations.

We identified the consummated acquisition and the valuation of acquired assets and assumed liabilities a critical audit matter. Auditing the acquired balance sheet and acquisition related considerations involved a high degree of subjectivity in evaluating management's operational assumptions of the newly acquired division, fair value estimates, purchase price allocations and assessing the appropriateness of outside vendor valuation models.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining and reviewing the executed Asset Purchase Agreement documents to gain an understanding of the underlying terms of the consummated acquisition;

●	Obtaining and reviewing management’s acquisition checklist to gain an understanding of cut-off procedures performed and asset/liability identification considerations made;

●

Testing management’s purchase price allocation spreadsheet focusing on the completeness and accuracy of the balance sheet acquired and related fair value purchase price allocations made to identified assets acquired and liabilities assumed;

●

Obtaining and reviewing all significant outside vendor valuation estimates and challenging management’s review of the appropriateness of the valuations assessed/allocated to assets acquired and liabilities assumed; including but not limited to, testing all critical inputs, assumptions applied and valuation models utilized by the outside vendors;

●	Testing the goodwill calculation resulting from the acquisition consummated, being the difference between the total net consideration paid and the fair value of the net assets acquired;

●	Utilizing internal valuation specialists to assist with testing the related fair value purchase price allocations made to identified assets acquired and liabilities assumed;

●	Reviewing and evaluating the adequacy of the disclosures made in the footnotes of the Company’s SEC filings.

We have served as Escalade, Incorporated’s auditor since 1977.

/s/ BKD, LLP

Evansville, Indiana

February 22, 2021

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

Opinion on the Internal Control Over Financial Reporting

We have audited Escalade, Incorporated’s internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control––Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, Escalade, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control–– Integrated Framework: (2013) issued by COSO.

Escalade, Incorporated acquired substantially all of the assets of Revel Match LLC, dba RAVE Sports (RAVE) in December 2020, and management excluded RAVE from its assessment of the effectiveness of Escalade, Incorporated’s internal control over financial reporting as of December 26, 2020. RAVE represented 6.8 percent and 0.05 percent of Escalade, Incorporated’s total assets and total revenues, respectively, as of and for the year ended December 26, 2020. Our audit of internal control over financial reporting of Escalade Incorporated also excluded an evaluation of the internal control over financial reporting of RAVE.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of Escalade, Incorporated and our report dated February 22, 2021, expressed an unqualified opinion thereon.

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

/s/ BKD, LLP

Evansville, Indiana

February 22, 2021

Escalade, Incorporated and Subsidiaries

Consolidated Balance Sheets

All Amounts in Thousands Except Share Information	December 26, 2020	December 28, 2019

ASSETS
Current Assets:
Cash and cash equivalents	$3,505	$5,882
Receivables, less allowances of $896 and $483; respectively	65,280	35,450
Inventories	72,488	42,269
Prepaid expenses	4,068	3,151
Prepaid income tax	57	163
TOTAL CURRENT ASSETS	145,398	86,915

Property, plant and equipment, net	18,232	15,111
Operating lease right-of-use assets	1,608	1,080
Intangible assets	22,645	18,847
Goodwill	32,695	26,749
Other assets	127	77
TOTAL ASSETS	$220,705	$148,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$-	$135
Trade accounts payable	20,947	7,765
Accrued liabilities	24,271	9,689
Current operating lease liabilities	854	621
TOTAL CURRENT LIABILITIES	46,072	18,210

Long-term debt	30,073	-
Deferred income tax liability	4,193	3,537
Operating lease liabilities	763	475
Other liabilities	448	387
TOTAL LIABILITIES	81,549	22,609

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock
Authorized: 1,000,000 shares, no par value, none issued
Common stock
Authorized: 30,000,000 shares, no par value
Issued and outstanding: 2020 —13,919,380 shares, 2019 —14,214,777 shares	13,919	14,215
Retained earnings	125,237	111,955
TOTAL STOCKHOLDERS’ EQUITY	139,156	126,170
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,705	$148,779

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Operations

	Years Ended
All Amounts in Thousands Except Per Share Data	December 26, 2020	December 28, 2019	December 29, 2018

Net Sales	$273,649	$180,541	$175,780

Costs and Expenses
Cost of products sold	198,822	138,181	130,750
Selling, administrative and general expenses	40,315	31,616	29,807
Amortization	1,480	1,469	1,406

Operating Income	33,032	9,275	13,817

Other Income (Expense)
Interest expense	(250)	(356)	(427)
Equity in earnings of affiliates	-	-	121
Gain on sale of equity method investment (includes ($3,729) of accumulated other comprehensive loss reclassification from foreign currency translation adjustment)	-	-	13,020
Other income (expense)	140	15	(89)

Income Before Income Taxes	32,922	8,934	26,442

Provision for Income Taxes	6,988	1,676	6,000

Net Income	$25,934	$7,258	$20,442

Earnings Per Share Data:
Basic earnings per share	$1.84	$0.50	$1.42
Diluted earnings per share	$1.82	$0.50	$1.41

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended
All Amounts in Thousands	December 26, 2020	December 28, 2019	December 29, 2018

Net Income	$25,934	$7,258	$20,442

Foreign currency translation adjustment before reclassifications	-	-	(1,119)

Amounts reclassified from comprehensive income due to divestiture of equity investment	-	-	3,729

Comprehensive Income	$25,934	$7,258	$23,052

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
All Amounts in Thousands	Shares	Amount	Earnings	Income (Loss)	Total

Balances at December 30, 2017	14,372	$14,372	$99,908	$(2,610)	$111,670

Other comprehensive income				2,610	2,610
Net income			20,442		20,442
Expense of stock options and restricted stock units			604		604
Exercise of stock options	9	9	45		54
Settlement of restricted stock units	47	47	(47)		-
Dividends declared			(7,215)		(7,215)
Stock issued to directors as compensation	12	12	154		166
Purchase of stock	(1)	(1)	(9)		(10)

Balances at December 29, 2018	14,439	$14,439	$113,882	$-	$128,321

Net income			7,258		7,258
Expense of stock options and restricted stock units			513		513
Exercise of stock options	10	10	108		118
Settlement of restricted stock units	29	29	(29)		-
Dividends declared			(7,204)		(7,204)
Stock issued to directors as compensation	9	9	93		102
Purchase of stock	(272)	(272)	(2,666)		(2,938)

Balances at December 28, 2019	14,215	$14,215	$111,955	$-	$126,170

Net income			25,934		25,934
Expense of stock options and restricted stock units			1,016		1,016
Exercise of stock options	10	10	134		144
Settlement of restricted stock units	55	55	(55)		-
Issuance of restricted stock awards	35	35	(35)		-
Dividends declared			(7,466)		(7,466)
Stock issued to directors as compensation	10	10	87		97
Purchase of stock	(406)	(406)	(6,333)		(6,739)

Balances at December 26, 2020	13,919	$13,919	$125,237	$-	$139,156

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
All Amounts in Thousands	December 26, 2020	December 28, 2019	December 29, 2018
Operating Activities:
Net Income	$25,934	$7,258	$20,442
Reconciling adjustments:
Depreciation and amortization	4,016	4,031	3,857
Provision for doubtful accounts	473	322	155
Stock option and restricted stock unit expense	1,016	513	604
Equity in net income of joint venture investments	-	-	(121)
Deferred income taxes	656	128	940
Gain on sale of equity method investment	-	-	(13,020)
Gain on insurance proceeds received for damage to property	-	-	(377)
Loss (gain) on disposals of assets	(2)	7	-
Dividends received from equity method investments	-	-	2,323
Changes in
Accounts receivable	(29,905)	4,911	(1,140)
Inventories	(26,422)	(3,147)	(3,359)
Prepaids and other assets	(42)	1,971	194
Accounts payable and accrued expenses	26,909	44	(3,992)
Net cash provided by operating activities	2,633	16,038	6,506

Investing Activities:
Purchase of property and equipment	(5,455)	(2,185)	(2,818)
Acquisitions	(15,446)	(765)	(7,169)
Payment on note payable related to an acquisition	(135)	-	-
Proceeds from sale of equity investment	-	-	33,705
Insurance proceeds received for damage to property	-	-	1,154
Proceeds from sale of property and equipment	4	4	-
Net cash provided by (used in) investing activities	(21,032)	(2,946)	24,872

Financing Activities:
Dividends paid	(7,466)	(7,204)	(7,215)
Proceeds from issuance of long-term debt	84,044	77,502	28,024
Payments on long-term debt	(53,971)	(77,502)	(51,145)
Proceeds from exercise of stock options	144	118	54
Deferred financing fees	(87)	(112)	-
Purchase of stock	(6,739)	(2,938)	(10)
Director stock compensation	97	102	166
Net cash provided by (used in) financing activities	16,022	(10,034)	(30,126)

Increase (decrease) in Cash and Cash Equivalents	(2,377)	3,058	1,252

Cash and Cash Equivalents, beginning of year	5,882	2,824	1,572

Cash and Cash Equivalents, end of year	$3,505	$5,882	$2,824

Supplemental Cash Flows Information
Interest paid	$205	$346	$423
Income taxes paid	$6,205	$1,383	$4,844
Information regarding the Company’s acquisitions in 2020, 2019 and 2018 are as follows:
Fair value of assets acquired	$16,277	$900	$9,285
Cash paid for assets	(15,446)	(765)	(7,169)
Consideration of holdback provision	-	-	286
Note payable for deferred purchase price obligation	-	(135)	-
Liabilities assumed	$831	$-	$2,402

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

Fiscal Year End

The Company’s fiscal year is a 52 or 53 week period ending on the last Saturday in December. Fiscal year 2020 was 52 weeks long, ending on December 26, 2020. Fiscal year 2019 was 52 weeks long, ending December 28, 2019. Fiscal year 2018 was 52 weeks long, ending December 29, 2018.

Cash and Cash Equivalents

Highly liquid financial instruments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Cash and cash equivalent balances may at times be in excess of federally insured limits. The Company maintains its cash and cash equivalent balances at high-credit quality financial institutions. Book overdrafts that result from outstanding checks in excess of our bank balance are reclassified to accrued liabilities. As of December 26, 2020, the Company reclassed $5.0 million of book overdrafts to accrued liabilities.

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

Inventories

Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower of cost or net realizable value. This inventory valuation reserve totaled $697 thousand and $786 thousand at fiscal year-end 2020 and 2019, respectively. Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

In Thousands	2020	2019

Raw materials	$9,121	$3,186
Work in process	3,538	2,177
Finished goods	59,829	36,906
	$72,488	$42,269

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

In Thousands	2020	2019

Land	$1,943	$1,943
Buildings and leasehold improvements	18,798	16,831
Machinery and equipment	28,083	24,721
Total cost	48,824	43,495
Accumulated depreciation and amortization	(30,592)	(28,384)
	$18,232	$15,111

The Company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. No asset impairment was recognized during the years ended 2020, 2019, or 2018.

Investments

Non-Marketable Equity Investment: The Company had an equity position in a company that strategically related to the Company’s business, but the Company did not have control over that entity. The accounting method employed was dependent on the level of ownership and degree of influence the Company could exert on operations. Where the equity interest was less than 20% and the degree of influence was not significant, the cost method of accounting was employed. Where the equity interest was greater than 20% but not more than 50%, the equity method of accounting was utilized. Under the equity method, the Company’s proportionate share of net income was recorded in equity in earnings of affiliates on the consolidated statement of operations. The proportionate share of net income was $0.1 million in 2018. Total cash dividends received from this equity investment amounted to $2,323 thousand in 2018. The Company considered whether the fair value of its equity investment declined below its carrying value whenever adverse events or changes in circumstances indicated that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and overall health of the investments’ industry), a write-down was recorded to estimated fair value.

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

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in FASB ASC 350, Intangibles – Goodwill and Other. A qualitative assessment is first performed to determine if the fair value of the reporting unit is "more likely than not" less than the carrying value. If so, we proceed to a quantitative assessment, in which the fair value of the reporting unit is compared to its carrying value. If the carrying value of goodwill exceeds the implied estimated fair value calculated, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.

Employee Incentive Plan

During 2017, the Company approved an incentive plan explained in Note 10. The Company accounts for this plan under the recognition and measurement principles of FASB ASC 718, Equity Based Payments.

Foreign Currency Translation

The functional currency for the foreign operations of Escalade is the U.S. dollar. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Operations and were insignificant in fiscal years 2020, 2019, and 2018.

Cost of Products Sold

Cost of products sold is comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Provision for Income Taxes

Income tax in the consolidated statement of operations includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company accounts for uncertainty in tax positions by recognizing in its financial statements the impact of a tax position only if that position is more likely than not of being sustained.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs incurred during 2020, 2019 and 2018 were approximately $1.5 million, $1.6 million, and $1.5 million, respectively.

New Accounting Pronouncements and Changes in Accounting Principles

Standards Adopted:

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.

The Company adopted this standard on December 29, 2019. The adoption of this standard did not have an impact to the financial statements of the Company.

New Accounting Standards to be Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This amendment requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The amendments are effective in fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We do not expect the standard to have a material impact on our consolidated financial statements. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This amendment delays the effective dates of specific ASUs, including ASU 2016-13 by one year. Amendments in ASU 2016-13 are effective in fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.

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

Listed below are certain significant estimates and assumptions related to the preparation of the consolidated financial statements:

Goodwill and Intangible Assets

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in FASB ASC 350, Intangibles – Goodwill and Other. A qualitative assessment is first performed to determine if the fair value of the reporting unit is "more likely than not" less than the carrying value. If so, we proceed to a quantitative assessment, in which the fair value of the reporting unit is compared to its carrying value. If the carrying value of goodwill exceeds the implied estimated fair value calculated, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.

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

Product Warranty

The Company provides limited warranties on certain of its products, for varying periods. Generally, the warranty periods range from 30 days to one year. However, some products carry extended warranties of three-year, five-year, seven-year, ten-year, fifteen-year, and lifetime warranties. The Company records an accrued liability and reduction in sales for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and sales in the current year. Changes in product warranty were as follows:

In Thousands	2020	2019	2018

Beginning balance	$688	$702	$691
Additions	1,648	1,736	1,448
Deductions	(1,374)	(1,750)	(1,437)
Ending balance	$962	$688	$702

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

In Thousands	2020	2019	2018

Beginning balance	$786	$456	$504
Additions	831	756	383
Deductions	(920)	(426)	(431)
Ending balance	$697	$786	$456

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

In Thousands	2020	2019	2018

Beginning balance	$483	$532	$623
Additions	473	322	155
Deductions	(60)	(371)	(246)
Ending balance	$896	$483	$532

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

In Thousands	2019	2019	2018

Beginning balance	$1,292	$1,550	$3,357
Additions	11,940	7,292	6,575
Deductions	(10,936)	(7,550)	(8,382)
Ending balance	$2,296	$1,292	$1,550

Note 3 —  Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands	2020	2019

Employee compensation	$7,685	$1,917
Customer related allowances and accruals	7,532	4,876
Other accrued items	9,054	2,896
	$24,271	$9,689

Note 4 —  Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 5 years. As of December 26, 2020, the Company has not entered into any lease arrangements classified as a finance lease.

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

All Amounts in Thousands	Twelve Months Ended December 26, 2020	Twelve Months Ended December 28, 2019

Lease Expense
Operating Lease Cost	$828	$826
Short-term Lease Cost	973	446
Variable Lease Cost	250	244
Total Operating Lease Cost	$2,051	$1,516

Operating Lease – Operating Cash Flows	$762	$755
New ROU Assets – Operating Leases (non-cash)	$1,282	$867

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Period Ended December 26, 2020	Period Ended December 28, 2019
Weighted Average Remaining Lease Term – Operating Leases (in years)	2.24	1.98
Weighted Average Discount Rate – Operating Leases	5.00%	5.00%

Future minimum lease payments under non-cancellable leases as of December 26, 2020 were as follows:

All Amounts in Thousands

Year 1	$910
Year 2	496
Year 3	221
Year 4	56
Year 5	24
Thereafter	-
Total future minimum lease payments	1,707
Less imputed interest	(90)
Total	$1,617

Reported as of December 26, 2020
Current operating lease liabilities	854
Long-term operating lease liabilities	763
Total	$1,617

Note 5 —  Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

	2020		2019
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	24,715	23,860	24,515	23,689
Non-compete agreements	2,749	2,749	2,749	2,702
Customer list	18,017	6,669	14,317	5,575
Trademarks	9,736	174	8,359	143
Developed technology	475	206	475	111
License agreements	700	89	700	48
	56,392	33,747	51,115	32,268

Amortization expense was $1.5 million, $1.5 million and $1.4 million for 2020, 2019 and 2018, respectively.

Estimated future amortization expense is summarized in the following table:

In Thousands	2021	2022	2023	2024	2025	Thereafter

Sporting Goods	1,866	1,847	1,768	1,644	1,595	6,140

All goodwill is allocated to the operating segment of the business. The changes in the carrying amount of goodwill were:

In Thousands	Sporting Goods

Balance at December 29, 2018	$26,381
Acquisition	368
Balance at December 28, 2019	$26,749
Acquisition	5,946
Balance at December 26, 2020	$32,695

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in FASB ASC 350, Intangibles – Goodwill and Other. A qualitative assessment is first performed to determine if the fair value of the reporting unit is “more likely than not” less than the carrying value.  If so, we proceed to a quantitative assessment, in which the fair value of the reporting unit is compared to its carrying value. If the carrying value of goodwill exceeds the implied estimated fair value calculated, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.

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

Financial information for Stiga reflected in the table below has been translated from local currency to U.S. dollars using average exchange rates for income statement amounts. The Company’s 50% portion of net income for Stiga for the period from December 31, 2017 through May 17, 2018 is $121 thousand. For the year ended December 29, 2018, the Company paid royalties to Stiga in the amount of $0.4 million. For the year ended December 28, 2019, the Company paid royalties to Stiga in the amount of $0.5 million. For the year ended December 26, 2020, the Company paid royalties to Stiga in the amount of $0.5 million.

In accordance with Rule 4-08(g) of Regulation S-X, summarized financial information for Stiga Sports AB statements of operations for the period from December 31, 2017 through May 17, 2018 is as follows:

Period from December 31, 2017 through May 17, 2018

Net sales	$12,978
Gross profit	6,019
Net income	241

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

On December 14, 2020, the Company entered into the Third Amendment dated as of December 14, 2020 (the “Third Amendment”) to the 2019 Restated Credit Agreement dated as of January 21, 2019. Under the terms of the Third Amendment, the maximum availability under the senior revolving credit facility increased to $75.0 million, up from $50.0 million. The maturity date of the revolving credit facility was extended to December 14, 2023. In addition to the increased borrowing amount and extended maturity date, other significant changes reflected in the Third Amendment include: increases in borrowing base availability if the Company’s funded debt to EBITDA ratio is less than 1.75 to 1:00; increasing to $30.0 million the total consideration that the Company may use for acquisitions without obtaining the Lender’s consent, as long as no event of default exists; resetting the maximum authorized stock repurchases to $15.0 million for the period commencing upon entry into the Third Amendment; increasing the interest rate on borrowings by twenty five basis points; increasing the unused facility fee by five basis points; and adding more specific provisions and procedures for replacement of LIBOR if and when LIBOR would no longer be the benchmark for determining interest rates.

Each loan will bear interest at the Adjusted LIBO Rate for the interest period in effect plus the Applicable Rate. Applicable Rate means the applicable rate per annum set forth below, based upon Escalade’s Funded Debt to Adjusted Ratio as of the most recent determination date:

Funded Debt to EBITDA Ratio	Revolving Eurodollar Borrowing	ABR Revolving Borrowing	Letter of Credit Fee	Commitment Fee
Category 1 Greater than or equal to 2.50 to 1.0	2.25%	0.25%	2.25%	0.35%
Category 2 Greater than or equal to 1.50 to 1.0 but less than 2.50 to 1.0	2.00%	-0-	2.00%	0.35%
Category 3 Less than 1.50 to 1.0	1.75%	(0.25%)	1.75%	0.35%

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

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:

In Thousands	2020	2019

Senior secured revolving credit facility of $75.0 million with a maturity of December 14, 2023. The interest rate at December 26, 2020 was 2.154%.	$30,073	$-

Note 8 —  Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

In Thousands	2020	2019	2018

Weighted average common shares outstanding	14,096	14,407	14,422
Dilutive effect of stock options and restricted stock units	129	32	55
Weighted average common shares outstanding, assuming dilution	14,225	14,439	14,477

Number of anti-dilutive stock options and unvested restricted stock units	58	80	70

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 9 —  Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for all employees. The Company’s contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company’s expense for the plan was $841 thousand, $816 thousand and $715 thousand for 2020, 2019 and 2018, respectively.

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

Restricted Stock Awards

During 2020, and pursuant to the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 9,448 shares of common stock. In 2020, the Company awarded 22,850 restricted stock units to directors, 113,669 restricted stock units and 35,000 shares of restricted stock to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. All of the 2020 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee is still employed by the Company on the vesting date, and 18,268 of such restricted stock units are also subject to performance conditions. The 35,000 shares of restricted stock vest over three years (40% one year from grant, 30% two years from grant and 30% three years from grant) provided that the employee is still employed by the Company on the vesting date.

A summary of restricted stock awards activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested stock units as of December 29, 2018	125,987	$12.05
Granted	47,300	11.54
Vested	(28,888)	12.40
Forfeited	(15,763)	12.08
Non-vested stock units as of December 28, 2019	128,636	$11.78
Granted	171,519	7.67
Vested	(56,079)	11.39
Forfeited	-	-
Non-vested stock units as of December 26, 2020	244,076	$8.98

When vesting is dependent on certain market criteria, the fair value of restricted stock units is determined by the use of Monte Carlo techniques. The market price of the Company’s stock on the grant date is used to value restricted stock units where vesting is not contingent on market criteria. In 2020, 2019, and 2018 the Company recognized $1,011 thousand, $505 thousand, and $591 thousand respectively in compensation expense related to restricted stock units and as of December 26, 2020 and December 28, 2019, there was $926 thousand and $622 thousand respectively, of unrecognized compensation expense related to restricted stock units.

Stock Options

Total compensation expense recorded in the statements of operations for 2020, 2019 and 2018 relating to stock options was $5 thousand, $8 thousand and $13 thousand, respectively. As of December 28, 2019 there was $5 thousand of total unrecognized compensation costs related to stock options. No stock options were awarded during 2020, 2019 or 2018.

The following table summarizes option activity for each of the three years ended 2020:

	Incentive Stock Options		Director Stock Options
	Granted	Outstanding	Granted	Outstanding

2020	-	10,000	-	-
2019	-	20,000	-	-
2018	-	20,000	-	15,000

The following table summarizes stock option transactions for the three years ended 2020:

	2020		2019				2018
	Shares	Option Price	Shares	Option Price			Shares	Option Price

Outstanding at beginning of year	20,000	$14.39	35,000	$11.86	to	$14.39	44,250	$5.85	to	$14.39
Issued during year	-	-	-		-		-		-
Canceled or expired	-	-	(5,000)		$11.86		-
Exercised during year	(10,000)	$14.39	(10,000)		$11.86		(9,250)		$5.85
Outstanding at end of year	10,000	$14.39	20,000		$14.39		35,000	$11.86	to	$14.39
Exercisable at end of year	10,000		6,666				15,000
Weighted-average fair value of options granted during the year	-		-				--

The total intrinsic value of options exercised was $0.1 million, $0.0 million and $0.1 million for 2020, 2019 and 2018, respectively.

The following table summarizes information about stock options outstanding at December 26, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

$ 14.39	10,000	1.17	$ 14.39	10,000	$ 14.39

During the year ended December 26, 2020, the following activity occurred under the Company’s stock option plan:

	Number of Options	Weighted Average Grant Date Fair Value

Nonvested balance, beginning of year	13,334	$2.52
Granted	-	-
Vested	(13,333)	$2.52
Forfeited	-	-
Nonvested balance, end of year	-	$-

Note 11 —  Other Comprehensive Loss

The components of other comprehensive loss were as follows:

In Thousands	2020	2019	2018
Change in foreign currency translation adjustment before reclassifications	-	-	$(1,119)
Amounts reclassified from comprehensive income due to a divestiture of equity investment	-	-	3,729

Note 12 —  Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands	2020	2019	2018

Income before taxes:	$32,922	$8,934	$26,442
Provision (benefit) for taxes:
Current
Federal	$5,479	$1,419	$4,574
State	854	129	486
	6,333	1,548	5,060
Deferred
Federal	665	367	591
State	(10)	(239)	349
	655	128	940
	$6,988	$1,676	$6,000

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands	2020	2019	2018

Income tax at statutory rate	$6,914	$1,876	$5,553
Increase (decrease) in income tax resulting from
State tax expense, net of federal effect	668	(86)	660
Federal true-ups	(103)	(60)	(23)
Federal tax credits	(114)	(93)	(115)
Effect of foreign tax rates	-	-	(304)
Valuation allowances (state and foreign)	-	-	(150)
Captive insurance earnings	(443)	-	(263)
Incentive stock options	(4)	(1)	(9)
Tax Cuts & Jobs Act of 2017	-	-	588
Other	70	40	63
Recorded provision for income taxes	$6,988	$1,676	$6,000

The provision for income taxes was computed based on financial statement income. In accordance with FASB ASC 740, the Company has an uncertain tax position as of and for the years ended December 26, 2020. The Company did not have an uncertain tax position for the year ended December 28, 2019. Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company is subject to future examinations by federal, state and other tax authorities for all years after 2016.

The Company has state, net of federal benefit, research tax credit carryforwards of $353 thousand as of December 26, 2020. The state research tax credit carryforwards begin to expire in 2020. A valuation allowance has been established in the amount of $27 thousand related to the state tax credit carryforwards, leaving an ending deferred, net of federal benefit, in the amount of $326 thousand. The valuation allowance is based on the historical results and estimated future results of the Company, as it is the judgment of management not all of these tax carryforward attributes will be realized before they begin to expire.

At December 26, 2020, the Company had domestic federal income taxes receivable of $180 thousand, domestic state income taxes payable of $123 thousand, and transition tax payable of $0.4 million recorded. At December 28, 2019, the Company had domestic federal income taxes payable of $41 thousand, domestic income taxes receivable of $204 thousand and a transition tax payable of $387 thousand recorded.

The components of the net deferred tax liabilities are as follows:

In Thousands	2020	2019
Assets
Employee benefits	$-	$55
Valuation reserves	1,042	779
Stock based compensation	297	208
Federal and state credits	353	347
Lease obligation	378	-
Other	29	-
Net operating loss carry forward	2	-
Total assets	2,101	1,389

Liabilities
Property and equipment	(1,024)	(470)
Goodwill and intangible assets	(4,685)	(4,278)
Lease – right of use asset	(376)	-
Prepaid insurance	(182)	(178)
Total liabilities	(6,267)	(4,926)

Valuation Allowance
Beginning balance	-	-
Increase during period	(27)	-
Ending balance	(27)	-
	$(4,193)	$(3,537)

Deferred tax assets (liabilities) are included in the consolidated balance sheets as follows:

In Thousands	2020	2019
Deferred income tax asset – current	$-	$-
Deferred income tax asset (liability) – long-term	(4,193)	(3,537)
	$(4,193)	$(3,537)

As of December 26, 2020, the Company had deferred tax assets recorded related to state net operating losses of $2 thousand. The net operating losses will begin to expire in 2031.

The following table reconciles the total amounts of unrecognized tax benefits:

In Thousands	2020	2019	2018

Balance at beginning of year	$-	$-	$-
Increases related to prior year tax positions	-	-	-
Decreases related to prior year tax positions	-	-	-
Increases related to current year tax positions	61	-	-
Settlements	-	-	-
Closure of tax years	-	-	-
Balance at end of year	$61	$-	$-

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $48 thousand as of December 26, 2020, that if recognized, would affect the effective tax rate on income from continuing operations.

The Company had no accrued interest and penalties related to taxes, recognized as a liability, as of December 26, 2020.

The Company has assessed its risk associated with all tax return positions and believes its tax reserve estimate reflects its best estimate of the deductions and positions it will be able to sustain, or it may be willing to concede as part of a settlement. At this time, the Company does not anticipate any change in its tax reserves in the next twelve months. The Company will continue to monitor the progress and conclusion of all audits and will adjust its estimated liability as necessary.

Note 13 —  Operating Segment and Geographic Information

The following table presents certain operating segment information.

In Thousands	2020	2019	2018

Sporting Goods
Net revenue	$273,649	$180,541	$175,780
Operating income	32,685	8,611	13,999
Interest expense	250	358	427
Provision for taxes	8,951	2,272	3,739
Net income	23,625	5,997	9,869
Identifiable assets	211,253	141,167	142,490
Depreciation & amortization	4,016	4,031	3,857
Capital expenditures	5,455	2,185	2,818

All Other
Net revenue	-	-	-
Operating income (loss)	347	664	(182)
Interest expense (income)	-	(2)	-
Provision (benefit) for taxes	(1,963)	(596)	2,261
Net income	2,309	1,261	10,573
Identifiable assets	9,452	7,612	7,037
Depreciation & amortization	-	-	-
Capital expenditures	-	-	-

Total
Net revenue	273,649	180,541	175,780
Operating income	33,032	9,275	13,817
Interest expense	250	356	427
Provision for taxes	6,988	1,676	6,000
Net income	25,934	7,258	20,442
Identifiable assets	220,705	148,779	149,527
Depreciation & amortization	4,016	4,031	3,857
Capital expenditures	5,455	2,185	2,818

Each operating segment is individually managed and has separate financial results that are reviewed by the Company’s management. There were no changes to the composition of segments in 2020. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Sporting Goods segment consists of home entertainment products such as table tennis tables and accessories; basketball goals; pickleball; pool tables and accessories; outdoor playsets; water sports; soccer and hockey tables; archery equipment and accessories; and fitness, arcade and darting products. Customers include retailers, dealers and wholesalers located throughout North America, Europe and the rest of the world.

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

The Company had net assets of $16.0 million and $8.7 million located in Mexico as of December 26, 2020 and December 28, 2019, respectively.

During 2020, 2019 and 2018, the Company had one customer, Amazon.com, Inc., that accounted for approximately 23%, 21% and 19%, respectively of the Company’s revenues. During 2020, 2019 and 2018 the Company had another customer, Dick’s Sporting Goods, which accounted for approximately 13%, 13% and 13%, respectively, of the Company’s revenues.

As of December 26, 2020, the Company had approximately 26%, 14% and 11% of its total accounts receivable with Amazon.com, Inc., Academy Sports and Outdoors, Inc. and Dick’s Sporting Goods, respectively. As of December 28, 2019, the Company had approximately 27% and 18% of its total accounts receivable with Amazon.com, Inc. and Dick’s Sporting Goods, respectively.

As of December 26, 2020, approximately 28 employees of the Company's labor force were covered by a collective bargaining agreement that expires May 1, 2021.

Raw materials for Escalade’s various product lines consist of wood, tempered glass, particle board, standard grades of steel and steel tubing, aluminum, engineering plastics, fiberglass and packaging materials. Escalade relies upon domestic, Mexico, and Asian suppliers for these materials and upon various Asian manufacturers for many of its products.

Net sales are attributed to country based on location of customer. Net sales by geographic region/country were as follows:

In Thousands	2020	2019	2018

North America	$270,173	$178,069	$172,656
Europe	1,555	1,001	965
Other	1,921	1,471	2,159
	$273,649	$180,541	$175,780

Note 14 —  Summary of Quarterly Results

In thousands, except per share data (unaudited)	March 21	July 11	October 6	December 26

2020
Net Sales	$37,289	$83,524	$78,069	$74,767
Operating Income	2,424	10,872	12,815	6,921
Net income	1,951	8,710	10,186	5,087

Basic Earnings Per Share Data:	$0.14	$0.62	$0.72	$0.36
Diluted Earnings Per Share Data:	$0.14	$0.61	$0.71	$0.36

In thousands, except per share data (unaudited)	March 23	July 13	October 5	December 28

2019
Net Sales	$32,102	$55,639	$45,756	$47,044
Operating Income	394	2,471	2,899	3,511
Net income	267	1,876	2,540	2,575

Basic Earnings Per Share Data:	$0.02	$0.13	$0.18	$0.18
Diluted Earnings Per Share Data:	$0.02	$0.13	$0.18	$0.18

Note 15 —  Acquisitions

All of the Company’s acquisitions have been accounted for using the purchase method of accounting.

2020

In October 2020, the Company acquired the assets of the billiard table, game room, and recreational product lines of American Heritage Billiards, including the related intellectual property. In December 2020, the Company acquired substantially all of the business and assets of Revel Match LLC, dba RAVE Sports, a brand known for its innovative and high-quality water recreation products. Total consideration paid for the acquisitions was $15.4 million. The consideration paid by the company for these acquisitions was allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the assets acquired, net of the estimated fair value of the liabilities assumed, was recorded as goodwill. The recorded goodwill is deductible for tax purposes. The allocation of the purchase price, including values assigned to assets, liabilities and the amount of goodwill and intangible assets are represented in the table below.

In thousands
Assets acquired and liabilities assumed:
Accounts receivable, net	$399
Inventories, net	3,797
Other assets	936
Goodwill	5,946
Intangible assets	5,277
Accounts payable	(576)
Other liabilities	(333)
$15,446

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

The Company has entered into various agreements whereby it is required to make royalty and license payments. At December 26, 2020, the Company had future estimated minimum non-cancelable royalty and license payments as follows:

In Thousands	Amount

2021	$942
2022	1,344
2023	545
2024	560
2025	579
Thereafter	2,524
$6,494

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 at December 26, 2020 and December 28, 2019.

		Fair Value Measurements Using
2020 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,505	$3,505	$-	$-

Financial liabilities
Long-term debt	$30,073	$-	$30,073	$-

		Fair Value Measurements Using
2019 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$5,882	$5,882	$-	$-

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

	Years Ended
All Amounts in Thousands	December 26, 2020	December 28, 2019	December 29, 2018

Gross Sales by Channel:
Mass Merchants	$104,147	$66,428	$68,196
Specialty Dealers	80,419	53,878	59,211
E-commerce	109,297	74,029	58,026
International	8,226	6,562	8,533
Other	2,312	2,475	1,828
Total Gross Sales	304,401	203,372	195,794

Less: Gross-to-Net Sales Adjustments
Returns	7,837	5,415	5,085
Warranties	1,648	1,736	1,448
Customer Allowances	21,267	15,680	13,481
Total Gross-to-Net Sales Adjustments	30,752	22,831	20,014
Total Net Sales	$273,649	$180,541	$175,780

Contract Balances – The following table provides information on changes in our contract liability balances during the twelve month periods ended December 26, 2020, December 28, 2019 and December 29, 2018. The contract liability recorded during the twelve month periods ended December 29, 2018 is related to a lump sum payment received for consulting services to be provided over the next year. The contract liability was amortized, and revenues recognized, evenly over the year. At December 29, 2018, the contract liability balance was $413 and was reported within Accrued liabilities in our Consolidated Balance Sheet. During the year ended December 28, 2019, the liability was fully amortized.

	Years Ended
All Amounts in Thousands	December 26, 2020	December 28, 2019	December 29, 2018

Increase due to cash received, excluding amounts recognized as revenue during the period	$-	$-	$413
Revenue recognized that was included in the contract liability balance at the beginning of the period	-	(413)	-
Increase in contract liability during the period	$-	$-	$413

Note 19 —  Subsequent Events

On February 22, 2021, the Company announced that Scott J. Sincerbeaux, its President and Chief Executive Officer had resigned from all of his positions with Escalade, including as Chief Executive Officer and President and as a director, on terms being mutually agreed upon by the Company and Mr. Sincerbeaux, effective February 19, 2021. Also on February 19, 2021, the Board of Directors of Escalade appointed Walter P. Glazer, Jr. as Escalade’s Interim Chief Executive Officer and President effective immediately. Mr. Glazer, age 62, has served as a director at Escalade since 2015 and has served as Chairman of the Board of Directors at Escalade since May of 2018, and he will continue in that role in addition to being Chief Executive Officer and President. Mr. Glazer has served as Chief Executive Officer with Speedball Art Products Company since 1997. Mr. Glazer has no family relationship with any other executive officer or director of Escalade. Mr. Glazer has not been involved in any related party transaction with Escalade.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:

/s/ Walter P. Glazer, Jr.	February 22, 2021
Walter P. Glazer, Jr. Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Walter P. Glazer, Jr.	Chairman and Director and Interim President and Chief Executive Officer	February 22, 2021
Walter P. Glazer, Jr.

/s/ Katherine F. Franklin	Director	February 22, 2021
Katherine F. Franklin

/s/ Edward E. Williams	Director	February 22, 2021
Edward E. Williams

/s/ Richard Baalmann, Jr.	Director	February 22, 2021
Richard Baalmann, Jr.

/s/ Patrick Griffin	Director	February 22, 2021
Patrick Griffin

/s/ Stephen R. Wawrin	Vice President and Chief Financial Officer	February 22, 2021
Stephen R. Wawrin	(Principal Financial and Accounting Officer)