Form 10-Q
period 2021-03-20
ESCALADE INC
filed 2021-04-15
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 20, 2021 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 7, 2021
Common, no par value	13,903,662

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	March 20, 2021	December 26, 2020	March 21, 2020
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,879	$3,505	$6,167
Receivables, less allowance of $954; $896; and $565; respectively	54,475	65,280	32,594
Inventories	91,425	72,488	42,235
Prepaid expenses	4,044	4,068	2,646
Prepaid income tax	--	57	--
TOTAL CURRENT ASSETS	155,823	145,398	83,642

Property, plant and equipment, net	18,962	18,232	14,867
Operating lease right-of-use assets	2,147	1,608	1,581
Intangible assets, net	22,216	22,645	18,513
Goodwill	32,695	32,695	26,749
Other assets	117	127	69
TOTAL ASSETS	$231,960	$220,705	$145,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$22,708	$20,947	$6,387
Accrued liabilities	12,194	24,271	8,029
Income tax payable	1,456	--	315
Current operating lease liabilities	1,310	854	730
TOTAL CURRENT LIABILITIES	37,668	46,072	15,461

Other Liabilities:
Long‑term debt	46,907	30,073	--
Deferred income tax liability	4,193	4,193	3,537
Operating lease liabilities	844	763	867
Other liabilities	448	448	387
TOTAL LIABILITIES	90,060	81,549	20,252

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,924,754; 13,919,380; and 14,096,874; shares respectively	13,925	13,919	14,097
Retained earnings	127,975	125,237	111,072
TOTAL STOCKHOLDERS' EQUITY	141,900	139,156	125,169
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$231,960	$220,705	$145,421

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Per Share Data	March 20, 2021	March 21, 2020

Net sales	$59,191	$37,289

Costs and Expenses
Cost of products sold	41,757	27,074
Selling, administrative and general expenses	9,876	7,457
Amortization	429	334

Operating Income	7,129	2,424

Other Income (Expense)
Interest expense	(234)	(44)
Other income	35	46

Income Before Income Taxes	6,930	2,426

Provision for Income Taxes	1,488	475

Net Income	$5,442	$1,951

Earnings Per Share Data:
Basic earnings per share	$0.39	$0.14
Diluted earnings per share	$0.39	$0.14

Dividends declared	$0.14	$0.125

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at December 28, 2019	14,215	$14,215	$111,955	$126,170

Net income			1,951	1,951
Expense of stock options and restricted stock units			136	136
Settlement of restricted stock units	24	24	(24)	--
Dividends declared			(1,762)	(1,762)
Purchase of stock	(142)	(142)	(1,184)	(1,326)

Balances at March 21, 2020	14,097	$14,097	$111,072	$125,169

Balances at December 26, 2020	13,919	$13,919	$125,237	$139,156

Net income			5,442	5,442
Expense of stock options and restricted stock units			111	111
Exercise of stock options	10	10	134	144
Settlement of restricted stock units	45	45	(45)	--
Dividends declared			(1,950)	(1,950)
Purchase of stock	(49)	(49)	(954)	(1,003)

Balances at March 20, 2021	13,925	$13,925	$127,975	$141,900

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands	March 20, 2021	March 21, 2020

Operating Activities:
Net income	$5,442	$1,951
Depreciation and amortization	1,134	928
Provision for doubtful accounts	55	77
Stock-based compensation	111	136
Loss (gain) on disposal of property and equipment	(26)	--
Adjustments necessary to reconcile net income to net cash provided by operating activities	(16,958)	767
Net cash provided (used) by operating activities	(10,242)	3,859

Investing Activities:
Purchase of property and equipment	(1,451)	(351)
Proceeds from sale of property and equipment	42	--
Payment on note payable related to an acquisition	--	(135)
Net cash used by investing activities	(1,409)	(486)

Financing Activities:
Proceeds from issuance of long-term debt	49,072	679
Payments on long-term debt	(32,238)	(679)
Proceeds from exercise of stock options	144	--
Purchase of stock	(1,003)	(1,326)
Cash dividends paid	(1,950)	(1,762)
Net cash provided (used) by financing activities	14,025	(3,088)
Net increase in cash and cash equivalents	2,374	285
Cash and cash equivalents, beginning of period	3,505	5,882
Cash and cash equivalents, end of period	$5,879	$6,167

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for its annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 26, 2020 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2020 filed with the Securities and Exchange Commission.

Note B ‑ Seasonal Aspects

The results of operations for the three months ended March 20, 2021 and March 21, 2020 are not necessarily indicative of the results to be expected for the full year.

Note C ‑ Inventories

In thousands	March 20, 2021	December 26, 2020	March 21, 2020

Raw materials	$9,749	$9,121	$4,452
Work in progress	4,074	3,538	2,329
Finished goods	77,602	59,829	35,454
	$91,425	$72,488	$42,235

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at March 20, 2021, December 26, 2020 and March 21, 2020.

		Fair Value Measurements Using
March 20, 2021 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$5,879	$5,879	$--	$--

Financial liabilities
Long-term debt	$46,907	$--	$46,907	$--

		Fair Value Measurements Using
December 26, 2020 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,505	$3,505	$--	$--

Financial liabilities
Long-term debt	$30,073	$--	$30,073	$--

		Fair Value Measurements Using
March 21, 2020 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$6,167	$6,167	$--	$--

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the three months ended March 20, 2021, the Company awarded 13,332 restricted stock units to directors and 37,283 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2021 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee is still employed by the Company on the vesting date.

For the three months ended March 20, 2021 and March 21, 2020, the Company recognized stock based compensation expense of $111 thousand and $136 thousand, respectively. At March 20, 2021 and March 21, 2020, respectively, there was $1.5 million and $1.2 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note F ‑ Segment Information

	As of and for the Three Months Ended March 20, 2021
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$59,191	$--	$59,191
Operating income (loss)	7,595	(466)	7,129
Net income	5,362	80	5,442
Total assets	$225,183	$6,777	$231,960

	As of and for the Three Months Ended March 21, 2020
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$37,289	$--	$37,289
Operating income (loss)	2,823	(399)	2,424
Net income (loss)	2,049	(98)	1,951
Total assets	$137,010	$8,411	$145,421

Note G – Dividend Payment

On March 24, 2021, the Company paid a quarterly dividend of $0.14 per common share to all shareholders of record on March 17, 2021 (the amount was funded to the transfer agent by the Company on March 19, 2021). The total amount of the dividend was approximately $1.9 million and was charged against retained earnings.

Note H ‑ Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
In thousands	March 20, 2021	March 21, 2020

Weighted average common shares outstanding	13,880	14,118
Dilutive effect of stock options and restricted stock units	97	56
Weighted average common shares outstanding, assuming dilution	13,977	14,174

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2021 and 2020 were 11,900 and 79,700, respectively.

Note I – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 20, 2021, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020, that are of significance, or potential significance to the Company.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying Accounting for Income Taxes, which removes certain exceptions to the general principles of Topic 740, Accounting for Income Taxes (“ASC 740”) and is intended to improve consistency and simplify GAAP in several other areas of ASC 740 by clarifying and amending existing guidance. The Company adopted this standard on December 27, 2020 and the adoption did not have a material impact on its consolidated financial statements.

Note J – Revenue from Contracts with Customers

Revenue Recognition – Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our goods at a point in time based on shipping terms and transfer of title. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue.

Gross-to-net sales adjustments – We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statement of operations. These adjustments are referred to as gross-to-net sales adjustments and primarily fall into one of three categories: returns, warranties and customer allowances.

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

Disaggregation of Revenue – We generate revenue from the sale of widely recognized sporting goods brands in basketball goals, archery, indoor and outdoor game recreation and fitness products. These products are sold through multiple sales channels that include: mass merchants, specialty dealers, key on-line retailers (“E-commerce”) and international. The following table depicts the disaggregation of revenue according to sales channel:

	Three Months Ended
All Amounts in Thousands	March 20, 2021	March 21, 2020

Gross Sales by Channel:
Mass Merchants	$18,396	$13,468
Specialty Dealers	22,560	13,067
E-commerce	21,226	13,581
International	2,727	1,556
Other	571	476
Total Gross Sales	65,480	42,148

Less: Gross-to-Net Sales Adjustments
Returns	1,615	1,079
Warranties	582	405
Customer Allowances	4,092	3,375
Total Gross-to-Net Sales Adjustments	6,289	4,859
Total Net Sales	$59,191	$37,289

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our commenced leases have remaining lease terms of 1 year to 5 years. As of March 20, 2021, the Company has not entered into any lease arrangements classified as a finance lease.

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

	Three Months Ended
All Amounts in Thousands	March 20, 2021	March 21, 2020

Lease Expense
Operating Lease Cost	$311	$207
Short-term Lease Cost	376	23
Variable Lease Cost	86	36
Total Operating Lease Cost	$773	$266

Operating Lease – Operating Cash Flows	$255	$187
New ROU Assets – Operating Leases (non-cash)	$827	$688
Weighted Average Remaining Lease Term – Operating Leases (in years)	1.90	2.61
Weighted Average Discount Rate – Operating Leases	5.00%	5.00%

Future minimum lease payments under non-cancellable leases as of March 20, 2021 were as follows:

All Amounts in Thousands

Year 1	$1,074
Year 2	863
Year 3	227
Year 4	61
Year 5	29
Thereafter	-
Total future minimum lease payments	2,254
Less imputed interest	(100)
Total	$2,154

Reported as of March 20, 2021
Current operating lease liabilities	1,310
Long-term operating lease liabilities	844
Total	$2,154

As of March 20, 2021, we have entered into two leases for additional warehouse and operations which have not yet commenced. Although one of the locations is currently under construction, we do not control the building during construction, and are thus not deemed to be the owner during construction. Amounts in the table above exclude legally binding minimum lease payments for leases signed but not yet commenced of $10.2 million.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to: specific and overall impacts of the COVID-19 global pandemic on Escalade’s financial condition and results of operations; Escalade’s plans and expectations surrounding the transition to its new Interim Chief Executive Officer and all potential related effects and consequences; the impact of competitive products and pricing; product demand and market acceptance; new product development; Escalade’s ability to achieve its business objectives, especially with respect to its Sporting Goods business on which it has chosen to focus; Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products; the continuation and development of key customer, supplier, licensing and other business relationships; Escalade’s ability to develop and implement our own direct to consumer e-commerce distribution channel; Escalade’s ability to successfully negotiate the shifting retail environment and changes in consumer buying habits; the financial health of our customers; disruptions or delays in our business operations, including without limitation disruptions or delays in our supply chain, arising from political unrest, war, labor strikes, natural disasters, public health crises such as the coronavirus pandemic, and other events and circumstances beyond our control; Escalade’s ability to control costs; Escalade’s ability to successfully implement actions to lessen the potential impacts of tariffs and other trade restrictions applicable to our products and raw materials, including impacts on the costs of producing our goods, importing products and materials into our markets for sale, and on the pricing of our products; general economic conditions; fluctuation in operating results; changes in foreign currency exchange rates; changes in the securities markets; Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing; the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology; risks related to data security of privacy breaches; and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

COVID-19 Pandemic

The novel coronavirus (COVID-19) pandemic continued to affect the Company’s operations through the first quarter of 2021 and may continue to do so indefinitely thereafter. Increased customer demand the Company experienced through 2020, likely caused in part by consumers remaining home to limit the spread of COVID-19, has carried over into the first quarter of 2021. While the Company continues to meet these demands through accelerated ordering schedules and increased inventory, a substantial decrease in customer demand or slower payments by the Company’s mass merchants, specialty dealers or other customers could adversely impact the Company’s liquidity. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, many of whom are still working remotely, manufacturing, distribution, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain. In particular, uncertainty concerning the ongoing severity of the pandemic, potential government actions in response to the pandemic, and the length of time it takes for normal economic operating conditions to resume all contribute to a volatile environment for conducting business.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the period ended March 20, 2021 are not necessarily indicative of the results to be expected for fiscal year 2021. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic ends.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended
	March 20, 2021	March 21, 2020
Net revenue	100.0%	100.0%
Cost of products sold	70.5%	72.6%
Gross margin	29.5%	27.4%
Selling, administrative and general expenses	16.7%	20.0%
Amortization	0.8%	0.9%
Operating income	12.0%	6.5%

Revenue and Gross Margin

Sales increased by 58.7% for the first quarter of 2021, compared with the same period in the prior year. The increase in sales was driven by growth in nearly all our product lines, led by our archery and outdoor categories.

The overall gross margin percentage increased to 29.5% for the first quarter of 2021, compared to 27.4% for 2020. The improvement in gross margin was primarily due to product mix and operating efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $9.9 million for the first quarter of 2021 compared to $7.5 million for the same period in the prior year, an increase of $2.4 million or 32.4%. SG&A as a percent of sales is 16.7% for the first quarter of 2021 compared with 20.0% for the same period in the prior year.

Provision for Income Taxes

The effective tax rate for the first three months of 2021 was 21.5% compared to 19.6% for the same period last year.

Financial Condition and Liquidity

Total debt at the end of the first three months of 2021 was $46.9 million, an increase of $16.8 million from December 26, 2020. The following schedule summarizes the Company’s total debt:

In thousands	March 20, 2021	December 26, 2020	March 21, 2020

Long term debt	$46,907	$30,073	$--

As a percentage of stockholders’ equity, total debt was 33.1%, 21.6% and zero at March 20, 2021, December 26, 2020, and March 21, 2020 respectively.

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

The Company funds working capital requirements, shareholder dividends, and stock repurchases through operating cash flows and revolving credit agreements with its bank. The Company expects to have access to adequate levels of revolving credit to meet growth needs.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

Item 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Escalade maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, could provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2021.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 12/26/2020 under the current repurchase program.	1,661,514	$11.06	1,661,514	$14,586,649
First quarter purchases:
12/27/2020–1/23/2021	17,600	$20.49	1,679,114	$14,225,967
1/24/2021-2/20/2021	3,527	$20.45	1,682,641	$14,153,839
2/21/2021-3/20/2021	27,961	$20.41	1,710,602	$13,583,278
Total share purchases under the current program	1,710,602	$11.33	1,710,602	$13,583,278

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. In December 2020, the Board of Directors increased the stock repurchase program to $15,000,000. From its inception date through March 20, 2021, the Company has repurchased 1,710,602 shares of its common stock under this repurchase program for an aggregate price of $19,382,659. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

Number	Description

3.1	Articles of Incorporation of Escalade, Incorporated. Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q.

3.2	Amended By-laws of Escalade, Incorporated, as amended April 22, 2014. Incorporated by reference from the Company’s 2014 First Quarter Report on Form 10-Q.

10.1	Waiver, Release, Non-Competition, Non-Solicitation and Non-Disclosure Agreement dated March 4, 2021 by and between Scott J. Sincerbeaux and Escalade, Incorporated. Incorporated by reference from the Company’s Current Report on Form 8-K/A filed with the Commission on March 8, 2021.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date: April 15, 2021	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)