Form 10-Q
period 2021-07-10
ESCALADE INC
filed 2021-08-05
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 10, 2021 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2021
Common, no par value	13,746,365

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	July 10, 2021	December 26, 2020	July 11, 2020
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,641	$3,505	$16,669
Receivables, less allowance of $717; $896; and $728; respectively	52,248	65,280	49,516
Inventories	86,612	72,488	41,653
Prepaid expenses	4,775	4,068	2,085
Prepaid income tax	--	57	--
TOTAL CURRENT ASSETS	154,276	145,398	109,923

Property, plant and equipment, net	20,792	18,232	14,713
Operating lease right-of-use assets	2,079	1,608	1,395
Intangible assets, net	21,638	22,645	18,071
Goodwill	32,695	32,695	26,749
Other assets	137	127	57
TOTAL ASSETS	$231,617	$220,705	$170,908

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,143	$--	$--
Trade accounts payable	14,705	20,947	18,109
Accrued liabilities	14,875	24,271	13,196
Income tax payable	180	--	1,705
Current operating lease liabilities	1,526	854	711
TOTAL CURRENT LIABILITIES	38,429	46,072	33,721

Other Liabilities:
Long‑term debt	42,857	30,073	--
Deferred income tax liability	4,193	4,193	3,537
Operating lease liabilities	557	763	699
Other liabilities	448	448	387
TOTAL LIABILITIES	86,484	81,549	38,344

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,779,489; 13,919,380; and 14,153,579; shares respectively	13,779	13,919	14,154
Retained earnings	131,354	125,237	118,410
TOTAL STOCKHOLDERS' EQUITY	145,133	139,156	132,564
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$231,617	$220,705	$170,908

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
All Amounts in Thousands Except Per Share Data	July 10, 2021	July 11, 2020	July 10, 2021	July 11, 2020

Net sales	$99,679	$83,524	$158,870	$120,813

Costs and Expenses
Cost of products sold	74,606	60,289	116,363	87,363
Selling, administrative and general expenses	13,810	11,921	23,686	19,378
Amortization	577	442	1,006	776

Operating Income	10,686	10,872	17,815	13,296

Other Income (Expense)
Interest expense	(387)	(60)	(621)	(104)
Other income	21	22	56	68

Income Before Income Taxes	10,320	10,834	17,250	13,260

Provision for Income Taxes	2,194	2,124	3,682	2,599

Net Income	$8,126	$8,710	$13,568	$10,661

Earnings Per Share Data:
Basic earnings per share	$0.59	$0.62	$0.98	$0.76
Diluted earnings per share	$0.58	$0.61	$0.97	$0.75

Dividends declared	$0.14	$0.125	$0.28	$0.25

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at March 21, 2020	14,097	$14,097	$111,072	$125,169

Net income			8,710	8,710
Expense of stock options and restricted stock units			357	357
Settlement of restricted stock units	12	12	(12)	--
Issuance of restricted stock awards	35	35	(35)	--
Dividends declared			(1,769)	(1,769)
Stock issued to directors as compensation	10	10	87	97

Balances at July 11, 2020	14,154	$14,154	$118,410	$132,564

Balances at December 28, 2019	14,215	$14,215	$111,955	$126,170

Net income			10,661	10,661
Expense of stock options and restricted stock units			493	493
Settlement of restricted stock units	36	36	(36)	--
Issuance of restricted stock awards	35	35	(35)	--
Dividends declared			(3,531)	(3,531)
Purchase of stock	(142)	(142)	(1,184)	(1,326)
Stock issued to directors as compensation	10	10	87	97

Balances at July 11, 2020	14,154	$14,154	$118,410	$132,564

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at March 20, 2021	13,925	$13,925	$127,975	$141,900

Net income			8,126	8,126
Expense of stock options and restricted stock units			326	326
Settlement of restricted stock units	1	1	(1)	--
Dividends declared			(1,937)	(1,937)
Purchase of stock	(153)	(153)	(3,264)	(3,417)
Stock issued to directors as compensation	6	6	129	135

Balances at July 10, 2021	13,779	$13,779	$131,354	$145,133

Balances at December 26, 2020	13,919	$13,919	$125,237	$139,156

Net income			13,568	13,568
Expense of stock options and restricted stock units			437	437
Exercise of stock options	10	10	134	144
Settlement of restricted stock units	46	46	(46)	--
Dividends declared			(3,887)	(3,887)
Purchase of stock	(202)	(202)	(4,218)	(4,420)
Stock issued to directors as compensation	6	6	129	135

Balances at July 10, 2021	13,779	$13,779	$131,354	$145,133

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
All Amounts in Thousands	July 10, 2021	July 11, 2020

Operating Activities:
Net income	$13,568	$10,661
Depreciation and amortization	2,709	2,234
Provision for doubtful accounts	(152)	325
Stock-based compensation	437	493
Gain on disposal of property and equipment	(26)	(2)
Adjustments necessary to reconcile net income to net cash provided (used) by operating activities	(17,030)	3,029
Net cash provided (used) by operating activities	(494)	16,740

Investing Activities:
Purchase of property and equipment	(4,278)	(1,061)
Proceeds from sale of property and equipment	42	3
Payment on note payable related to an acquisition	--	(135)
Net cash used by investing activities	(4,236)	(1,193)

Financing Activities:
Proceeds from issuance of long-term debt	162,666	6,306
Payments on long-term debt	(142,739)	(6,306)
Proceeds from exercise of stock options	144	--
Deferred financing fees	(33)	--
Purchase of stock	(4,420)	(1,326)
Cash dividends paid	(3,887)	(3,531)
Director stock compensation	135	97
Net cash provided (used) by financing activities	11,866	(4,760)
Net increase in cash and cash equivalents	7,136	10,787
Cash and cash equivalents, beginning of period	3,505	5,882
Cash and cash equivalents, end of period	$10,641	$16,669

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

Note B ‑ Seasonal Aspects

The results of operations for the three and six month periods ended July 10, 2021 and July 11, 2020 are not necessarily indicative of the results to be expected for the full year.

Note C ‑ Inventories

In thousands	July 10, 2021	December 26, 2020	July 11, 2020

Raw materials	$10,291	$9,121	$6,222
Work in progress	4,070	3,538	3,297
Finished goods	72,251	59,829	32,134
	$86,612	$72,488	$41,653

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at July 10, 2021, December 26, 2020 and July 11, 2020.

		Fair Value Measurements Using
July 10, 2021 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$10,641	$10,641	$--	$--

Financial liabilities
Current portion of long-term debt	$7,143	$--	$7,143	$--
Long-term debt	$42,857	$--	$42,857	$--

		Fair Value Measurements Using
December 26, 2020 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,505	$3,505	$--	$--

Financial liabilities
Long-term debt	$30,073	$--	$30,073	$--

		Fair Value Measurements Using
July 11, 2020 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$16,669	$16,669	$--	$--

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the six months ended July 10, 2021 and pursuant to the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 5,683 shares of common stock. During the six months ended July 10, 2021, the Company awarded 13,332 restricted stock units to directors and 37,283 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2021 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee is still employed by the Company on the vesting date.

For the three and six months ended July 10, 2021, the Company recognized stock based compensation expense of $326 thousand and $437 thousand, respectively compared to stock based compensation expense of $357 thousand and $493 thousand for the same periods in the prior year. At July 10, 2021 and July 11, 2020, respectively, there was $1.1 million and $1.4 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note F ‑ Segment Information

	For the Three Months Ended July 10, 2021
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$99,679	$--	$99,679
Operating income (loss)	11,367	(681)	10,686
Net income	7,980	146	8,126

	As of and for the Six Months Ended July 10, 2021
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$158,870	$--	$158,870
Operating income (loss)	18,962	(1,147)	17,815
Net income	13,342	226	13,568
Total assets	$220,712	$10,905	$231,617

	For the Three Months Ended July 11, 2020
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$83,524	$--	$83,524
Operating income (loss)	11,640	(768)	10,872
Net income	8,414	296	8,710

	As of and for the Six Months Ended July 11, 2020
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$120,813	$--	$120,813
Operating income (loss)	14,463	(1,167)	13,296
Net income	10,463	198	10,661
Total assets	$153,308	$17,600	$170,908

Note G – Dividend Payment

On June 8, 2021, the Company paid a quarterly dividend of $0.14 per common share to all shareholders of record on June 1, 2021. The total amount of the dividend was approximately $1.9 million and was charged against retained earnings.

On March 24, 2021, the Company paid a quarterly dividend of $0.14 per common share to all shareholders of record on March 17, 2021 (the amount was funded to the transfer agent by the Company on March 19, 2021). The total amount of the dividend was approximately $1.9 million and was charged against retained earnings.

Note H ‑ Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
In thousands	July 10, 2021	July 11, 2020	July 10, 2021	July 11, 2020

Weighted average common shares outstanding	13,863	14,108	13,871	14,113
Dilutive effect of stock options and restricted stock units	93	71	91	66
Weighted average common shares outstanding, assuming dilution	13,956	14,179	13,962	14,179

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2021 and 2020 were 11,900 and 106,869, respectively.

Note I – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended July 10, 2021, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020, that are of significance, or potential significance to the Company.

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

	Three Months Ended		Six Months Ended
All Amounts in Thousands	July 10, 2021	July 11, 2020	July 10, 2021	July 11, 2020

Gross Sales by Channel:
Mass Merchants	$33,110	$27,716	$51,506	$41,184
Specialty Dealers	31,617	22,858	54,177	35,925
E-commerce	39,711	39,489	60,937	53,070
International	4,196	1,936	6,923	3,492
Other	1,015	595	1,586	1,071
Total Gross Sales	109,649	92,594	175,129	134,742

Less: Gross-to-Net Sales Adjustments
Returns	2,633	2,342	4,248	3,421
Warranties	531	371	1,113	776
Customer Allowances	6,806	6,357	10,898	9,732
Total Gross-to-Net Sales Adjustments	9,970	9,070	16,259	13,929
Total Net Sales	$99,679	$83,524	$158,870	$120,813

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our commenced leases have remaining lease terms of 1 year to 5 years. As of July 10, 2021, the Company has not entered into any lease arrangements classified as a finance lease.

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

	Three Months Ended		Six Months Ended
All Amounts in Thousands	July 10, 2021	July 11, 2020	July 10, 2021	July 11, 2020

Lease Expense
Operating Lease Cost	$407	$206	$718	$413
Short-term Lease Cost	655	251	1,031	274
Variable Lease Cost	117	81	203	117
Total Operating Lease Cost	$1,179	$538	$1,952	$804

Operating Lease – Operating Cash Flows	$361	$188	$616	$375
New ROU Assets – Operating Leases	$313	$-	$1,140	$688

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Six Months Ended
All Amounts in Thousands	July 10, 2021	July 11, 2020

Weighted Average Remaining Lease Term – Operating Leases (in years)	1.66	2.45
Weighted Average Discount Rate – Operating Leases	5.00%	5.00%

Future minimum lease payments under non-cancellable leases as of July 10, 2021 were as follows:

All Amounts in Thousands

Year 1	$833
Year 2	1,009
Year 3	229
Year 4	64
Year 5	32
Thereafter	1
Total future minimum lease payments	2,168
Less imputed interest	(85)
Total	$2,083

Reported as of July 10, 2021
Current operating lease liabilities	1,526
Long-term operating lease liabilities	557
Total	$2,083

As of July 10, 2021, we have entered into a lease for additional warehouse and operations which has not yet commenced. Although the location is currently under construction, we do not control the building during construction, and are thus not deemed to be the owner during construction. Amounts in the table above exclude legally binding minimum lease payments for the lease signed but not yet commenced of $9.9 million.

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

Overview

Escalade, Incorporated (Escalade, the Company, we, us or our) is focused on growing its Sporting Goods business through organic growth of existing categories, strategic acquisitions, and new product development. The Sporting Goods business competes in a variety of categories including basketball goals, archery, pickleball, billiards, indoor and outdoor game recreation, water sports, and fitness products. Strong brands and on-going investment in product development provide a solid foundation for building customer loyalty and continued growth.

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

COVID-19 Pandemic

The novel coronavirus (COVID-19) pandemic continued to affect the Company’s operations through the second quarter of 2021 and may continue to do so indefinitely thereafter. Increased customer demand the Company experienced through 2020, likely caused in part by consumers remaining home to limit the spread of COVID-19, has carried over into the first two quarters of 2021. While the Company continues to meet these demands through accelerated ordering schedules and increased inventory, a substantial decrease in customer demand or slower payments by the Company’s mass merchants, specialty dealers or other customers could adversely impact the Company’s liquidity. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, manufacturing, distribution, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain. In particular, uncertainty concerning the ongoing severity of the pandemic, potential government actions in response to the pandemic, the length of time it takes for normal economic operating conditions to resume, and potential changes in consumer habits following the lifting of COVID restrictions, all contribute to a volatile environment for conducting business.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the period ended July 10, 2021 are not necessarily indicative of the results to be expected for fiscal year 2021. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic ends.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 10, 2021	July 11, 2020	July 10, 2021	July 11, 2020
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.8%	72.2%	73.2%	72.3%
Gross margin	25.2%	27.8%	26.8%	27.7%
Selling, administrative and general expenses	13.9%	14.3%	14.9%	16.0%
Amortization	0.6%	0.5%	0.7%	0.7%
Operating income	10.7%	13.0%	11.2%	11.0%

Revenue and Gross Margin

Sales increased by 19.3% for the second quarter of 2021, compared with the same period in the prior year. The increase in sales was driven by growth in nearly all our product lines, led by our archery, games and outdoor categories, including pickleball, playground, and water sports. For the first half of 2021, sales were up 31.5% compared to prior year.

The overall gross margin percentage decreased to 25.2% for the second quarter of 2021, compared to 27.8% for 2020. Gross margin was negatively impacted by higher material costs, increased wage pressure, and inventory handling costs.

Gross margin percentage decreased to 26.8% for the first six months of 2021, compared to 27.7% for the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $13.8 million for the second quarter of 2021 compared to $11.9 million for the same period in the prior year, an increase of $1.9 million or 15.8%. SG&A as a percent of sales is 13.9% for the second quarter of 2021 compared with 14.3% for the same period in the prior year. For the first half of 2021, SG&A were $23.7 million compared to $19.4 million for the same period in 2019, an increase of $4.3 million or 22.2%. As a percent of sales, SG&A is 14.9% for the first half of 2021 compared with 16.0% for the same period in the prior year.

Provision for Income Taxes

The effective tax rate for the first half of 2021 was 21.3% compared to 19.6% for the same period last year.

Financial Condition and Liquidity

Total debt at the end of the first six months of 2021 was $50.0 million, an increase of $19.9 million from December 26, 2020. The following schedule summarizes the Company’s total debt:

In thousands	July 10, 2021	December 26, 2020	July 11, 2020

Current portion of long-term debt	$7,143	$--	$--
Long term debt	$42,857	$30,073	$--

As a percentage of stockholders’ equity, total debt was 34.5%, 21.6% and zero at July 10, 2021, December 26, 2020, and July 11, 2020 respectively.

On July 7, 2021, the Company and its wholly owned subsidiary, Indian Industries, Inc. (“Indian”) entered into the Fourth Amendment dated as of July 7, 2021 (the “Fourth Amendment”) to the 2019 Restated Credit Agreement dated as of January 21, 2019 among the Company, Indian, each of their domestic subsidiaries, and Chase, as Administrative Agent and as Lender (the “Lender”). Under the terms of the Fourth Amendment, the Lender extended a $50.0 million term loan to the Company and reduced the maximum availability under the senior revolving credit facility from $75.0 million to $50.0 million. The maturity date of the term loan is July 7, 2026 and the maturity date of the revolving credit facility likewise was extended to July 7, 2026. The Company may prepay the revolving credit facility, in whole or in part, and reborrow prior to the revolving loan maturity date. The Company’s indebtedness under the Credit Agreement continues to be collateralized by liens on all of the present and future equity of each of the Company’s domestic subsidiaries and substantially all of the assets of the Company (excluding real estate).

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2021.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 3/20/2021 under the current repurchase program.	1,710,602	$11.33	1,710,602	$13,583,278
Second quarter purchases:
3/21/2021-4/17/2021	21,092	$20.39	1,731,694	$13,153,232
4/18/2021-5/15/2021	61,348	$22.63	1,793,042	$11,764,949
5/16/2021-6/12/2021	9,205	$23.02	1,802,247	$11,553,084
6/13/2021-7/10/2021	60,728	$22.81	1,862,975	$10,167,563
Total share purchases under the current program	1,862,975	$12.24	1,862,975	$10,167,563

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. In December 2020, the Board of Directors increased the stock repurchase program to $15,000,000. From its inception date through July 10, 2021, the Company has repurchased 1,862,975 shares of its common stock under this repurchase program for an aggregate price of $22,798,375. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

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

10.1

Fourth Amendment dated as of July 7, 2021 to the Amended and Restated Credit Agreement dated as of January 21, 2019, as amended, among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material). Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2021.

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

ESCALADE, INCORPORATED

Date: August 5, 2021	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)