Form 10-Q
period 2021-10-02
ESCALADE INC
filed 2021-10-28
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2021 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2021
Common, no par value	13,489,332

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	October 2, 2021	December 26, 2020	October 3, 2020
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,492	$3,505	$6,811
Receivables, less allowance of $636; $896; and $798; respectively	68,849	65,280	63,750
Inventories	91,755	72,488	63,738
Prepaid expenses	6,527	4,068	2,580
Prepaid income tax	--	57	--
TOTAL CURRENT ASSETS	173,623	145,398	136,879

Property, plant and equipment, net	24,000	18,232	16,029
Operating lease right-of-use assets	2,500	1,608	1,271
Intangible assets, net	21,207	22,645	17,739
Goodwill	32,695	32,695	26,749
Other assets	131	127	49
TOTAL ASSETS	$254,156	$220,705	$198,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,143	$--	$--
Trade accounts payable	25,071	20,947	32,102
Accrued liabilities	18,100	24,271	18,702
Income tax payable	124	--	1,675
Current operating lease liabilities	990	854	693
TOTAL CURRENT LIABILITIES	51,428	46,072	53,172

Other Liabilities:
Long‑term debt	51,874	30,073	--
Deferred income tax liability	4,193	4,193	3,537
Operating lease liabilities	1,493	763	591
Other liabilities	448	448	387
TOTAL LIABILITIES	109,436	81,549	57,687

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,557,879; 13,919,380; and 14,169,404; shares respectively	13,558	13,919	14,169
Retained earnings	131,162	125,237	126,860
TOTAL STOCKHOLDERS' EQUITY	144,720	139,156	141,029
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$254,156	$220,705	$198,716

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
All Amounts in Thousands Except Per Share Data	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020

Net sales	$81,298	$78,069	$240,168	$198,882

Costs and Expenses
Cost of products sold	62,992	54,548	179,355	141,911
Selling, administrative and general expenses	10,202	10,374	33,888	29,752
Amortization	432	332	1,438	1,108

Operating Income	7,672	12,815	25,487	26,111

Other Income (Expense)
Interest expense	(414)	(44)	(1,035)	(148)
Other income	68	40	124	108

Income Before Income Taxes	7,326	12,811	24,576	26,071

Provision for Income Taxes	1,360	2,625	5,042	5,224

Net Income	$5,966	$10,186	$19,534	$20,847

Earnings Per Share Data:
Basic earnings per share	$0.44	$0.72	$1.41	$1.48
Diluted earnings per share	$0.43	$0.71	$1.40	$1.47

Dividends declared	$0.14	$0.140	$0.42	$0.390

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at July 11, 2020	14,154	$14,154	$118,410	$132,564

Net income			10,186	10,186
Expense of stock options and restricted stock units			263	263
Settlement of restricted stock units	15	15	(15)	--
Dividends declared			(1,984)	(1,984)

Balances at October 3, 2020	14,169	$14,169	$126,860	$141,029

Balances at December 28, 2019	14,215	$14,215	$111,955	$126,170

Net income			20,847	20,847
Expense of stock options and restricted stock units			756	756
Settlement of restricted stock units	51	51	(51)	--
Issuance of restricted stock awards	35	35	(35)	--
Dividends declared			(5,515)	(5,515)
Purchase of stock	(142)	(142)	(1,184)	(1,326)
Stock issued to directors as compensation	10	10	87	97

Balances at October 3, 2020	14,169	$14,169	$126,860	$141,029

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at July 10, 2021	13,779	$13,779	$131,354	$145,133

Net income			5,966	5,966
Expense of stock options and restricted stock units			229	229
Dividends declared			(1,917)	(1,917)
Purchase of stock	(221)	(221)	(4,470)	(4,691)
Stock issued to directors as compensation

Balances at October 2, 2021	13,558	$13,558	$131,162	$144,720

Balances at December 26, 2020	13,919	$13,919	$125,237	$139,156

Net income			19,534	19,534
Expense of stock options and restricted stock units			666	666
Exercise of stock options	10	10	134	144
Settlement of restricted stock units	46	46	(46)	--
Dividends declared			(5,804)	(5,804)
Purchase of stock	(423)	(423)	(8,688)	(9,111)
Stock issued to directors as compensation	6	6	129	135

Balances at October 2, 2021	13,558	$13,558	$131,162	$144,720

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
All Amounts in Thousands	October 2, 2021	October 3, 2020

Operating Activities:
Net income	$19,534	$20,847
Depreciation and amortization	3,935	3,252
Provision for doubtful accounts	(224)	394
Stock-based compensation	666	756
Gain on disposal of property and equipment	(27)	(2)
Adjustments necessary to reconcile net income to net cash used by operating activities	(26,933)	(14,378)
Net cash provided (used) by operating activities	(3,049)	10,869

Investing Activities:
Purchase of property and equipment	(8,281)	(3,064)
Proceeds from sale of property and equipment	43	3
Payment on note payable related to an acquisition	--	(135)
Net cash used by investing activities	(8,238)	(3,196)

Financing Activities:
Proceeds from issuance of long-term debt	192,792	8,493
Payments on long-term debt	(163,849)	(8,493)
Proceeds from exercise of stock options	144	--
Deferred financing fees	(33)	--
Purchase of stock	(9,111)	(1,326)
Cash dividends paid	(5,804)	(5,515)
Director stock compensation	135	97
Net cash provided (used) by financing activities	14,274	(6,744)
Net increase in cash and cash equivalents	2,987	929
Cash and cash equivalents, beginning of period	3,505	5,882
Cash and cash equivalents, end of period	$6,492	$6,811

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

Note B ‑ Seasonal Aspects

The results of operations for the three and nine month periods ended October 2, 2021 and October 3, 2020 are not necessarily indicative of the results to be expected for the full year.

Note C ‑ Inventories

In thousands	October 2, 2021	December 26, 2020	October 3, 2020

Raw materials	$10,160	$9,121	$8,446
Work in progress	3,873	3,538	4,217
Finished goods	77,722	59,829	51,075
	$91,755	$72,488	$63,738

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at October 2, 2021, December 26, 2020 and October 3, 2020.

		Fair Value Measurements Using
October 2, 2021 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$6,492	$6,492	$--	$--

Financial liabilities
Current portion of long-term debt	$7,143	$--	$7,143	$--
Long-term debt	$51,874	$--	$51,874	$--

		Fair Value Measurements Using
December 26, 2020 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,505	$3,505	$--	$--

Financial liabilities
Long-term debt	$30,073	$--	$30,073	$--

		Fair Value Measurements Using
October 3, 2020 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$6,811	$6,811	$--	$--

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the nine months ended October 2, 2021 and pursuant to the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 5,683 shares of common stock. During the nine months ended October 2, 2021, the Company awarded 13,332 restricted stock units to directors and 37,283 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2021 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee is still employed by the Company on the vesting date.

For the three and nine months ended October 2, 2021, the Company recognized stock based compensation expense of $229 thousand and $666 thousand, respectively compared to stock based compensation expense of $263 thousand and $756 thousand for the same periods in the prior year. At October 2, 2021 and October 3, 2020, respectively, there was $0.9 million and $1.2 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note F ‑ Segment Information

	For the Three Months Ended October 2, 2021
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$81,298	$--	$81,298
Operating income (loss)	8,087	(415)	7,672
Net income	5,614	352	5,966

	As of and for the Nine Months Ended October 2, 2021
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$240,168	$--	$240,168
Operating income (loss)	27,049	(1,562)	25,487
Net income	18,956	578	19,534
Total assets	$246,777	$7,379	$254,156

	For the Three Months Ended October 3, 2020
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$78,069	$--	$78,069
Operating income (loss)	13,177	(362)	12,815
Net income	9,554	632	10,186

	As of and for the Nine Months Ended October 3, 2020
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$198,882	$--	$198,882
Operating income (loss)	27,640	(1,529)	26,111
Net income	20,017	830	20,847
Total assets	$190,309	$8,407	$198,716

Note G – Dividend Payment

On September 14, 2021, the Company paid a quarterly dividend of $0.14 per common share to all shareholders of record on September 7, 2021. The total amount of the dividend was approximately $1.9 million and was charged against retained earnings.

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

Note H ‑ Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
In thousands	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020

Weighted average common shares outstanding	13,706	14,128	13,821	14,117
Dilutive effect of stock options and restricted stock units	102	137	102	105
Weighted average common shares outstanding, assuming dilution	13,808	14,265	13,923	14,222

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2021 and 2020 were 11,900 and 57,569, respectively.

Note I – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended October 2, 2021, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020, that are of significance, or potential significance to the Company.

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

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020

Gross Sales by Channel:
Mass Merchants	$41,792	$36,234	$93,298	$77,418
Specialty Dealers	19,170	21,741	73,347	57,666
E-commerce	25,116	25,172	86,053	78,242
International	2,259	2,637	9,182	6,129
Other	883	598	2,469	1,669
Total Gross Sales	89,220	86,382	264,349	221,124

Less: Gross-to-Net Sales Adjustments
Returns	1,283	2,117	5,531	5,538
Warranties	590	376	1,703	1,152
Customer Allowances	6,049	5,820	16,947	15,552
Total Gross-to-Net Sales Adjustments	7,922	8,313	24,181	22,242
Total Net Sales	$81,298	$78,069	$240,168	$198,882

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our commenced leases have remaining lease terms of 1 year to 6 years. As of October 2, 2021, the Company has not entered into any lease arrangements classified as a finance lease.

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

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020

Lease Expense
Operating Lease Cost	$433	$197	$1,151	$610
Short-term Lease Cost	330	137	1,361	411
Variable Lease Cost	101	52	304	169
Total Operating Lease Cost	$864	386	$2,816	$1,190

Operating Lease – Operating Cash Flows	$434	$182	$1,050	$557
New ROU Assets – Operating Leases	$1,189	$56	$2,329	$744

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Nine Months Ended
All Amounts in Thousands	October 2, 2021	October 3, 2020

Weighted Average Remaining Lease Term – Operating Leases (years)	3.93	2.40
Weighted Average Discount Rate – Operating Leases	5.00%	5.00%

Future minimum lease payments under non-cancellable leases as of October 2, 2021 were as follows:

All Amounts in Thousands

Year 1	$325
Year 2	884
Year 3	405
Year 4	336
Year 5	312
Thereafter	486
Total future minimum lease payments	2,748
Less imputed interest	(265)
Total	$2,483

Reported as of October 2, 2021
Current operating lease liabilities	990
Long-term operating lease liabilities	1,493
Total	$2,483

As of October 2, 2021, we have entered into a lease for additional warehouse and operations which has not yet commenced. Although the location is currently under construction, we do not control the building during construction, and are thus not deemed to be the owner during construction. Amounts in the table above exclude legally binding minimum lease payments for the lease signed but not yet commenced of $9.9 million.

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

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to: specific and overall impacts of the COVID-19 global pandemic on Escalade’s financial condition and results of operations; Escalade’s plans and expectations surrounding the transition to its Interim Chief Executive Officer and all potential related effects and consequences; the impact of competitive products and pricing; product demand and market acceptance; new product development; Escalade’s ability to achieve its business objectives, especially with respect to its Sporting Goods business on which it has chosen to focus; Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products; the continuation and development of key customer, supplier, licensing and other business relationships; Escalade’s ability to develop and implement our own direct to consumer e-commerce distribution channel; Escalade’s ability to successfully negotiate the shifting retail environment and changes in consumer buying habits; the financial health of our customers; disruptions or delays in our business operations, including without limitation disruptions or delays in our supply chain, arising from political unrest, war, labor strikes, natural disasters, public health crises such as the coronavirus pandemic, and other events and circumstances beyond our control; Escalade’s ability to control costs; Escalade’s ability to successfully implement actions to lessen the potential impacts of tariffs and other trade restrictions applicable to our products and raw materials, including impacts on the costs of producing our goods, importing products and materials into our markets for sale, and on the pricing of our products; general economic conditions; fluctuation in operating results; changes in foreign currency exchange rates; changes in the securities markets; Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing; the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology; risks related to data security of privacy breaches; and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

Within the sporting goods industry, the Company has successfully built a robust market presence in several niche markets. This strategy is heavily dependent on expanding our customer base, barriers to entry, strong brands, excellent customer service and a commitment to innovation. A key strategic advantage is the Company’s established relationships with major customers that allow the Company to bring new products to market in a cost effective manner while maintaining a diversified portfolio of products to meet the demands of consumers. In addition to strategic customer relations, the Company has substantial manufacturing and import experience that enables it to be a low cost supplier.

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

COVID-19 Pandemic

The novel coronavirus (COVID-19) pandemic continued to affect the Company’s operations through the third quarter of 2021 and may continue to do so indefinitely thereafter. Increased customer demand the Company experienced through 2020, likely caused in part by consumers remaining home to limit the spread of COVID-19, has carried over into the 2021 fiscal year. While the Company continues to meet these demands through accelerated ordering schedules and increased inventory, a substantial decrease in customer demand or slower payments by the Company’s mass merchants, specialty dealers or other customers could adversely impact the Company’s liquidity. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, manufacturing, distribution, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain. In particular, uncertainty concerning the ongoing severity of the pandemic, potential government actions in response to the pandemic, the length of time it takes for normal economic operating conditions to resume, and potential changes in consumer habits following the lifting of COVID restrictions, all contribute to a volatile environment for conducting business.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the period ended October 2, 2021 are not necessarily indicative of the results to be expected for fiscal year 2021. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic ends.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.5%	69.9%	74.7%	71.4%
Gross margin	22.5%	30.1%	25.3%	28.6%
Selling, administrative and general expenses	12.6%	13.3%	14.1%	15.0%
Amortization	0.5%	0.4%	0.6%	0.5%
Operating income	9.4%	16.4%	10.6%	13.1%

Revenue and Gross Margin

Sales increased by 4.1% for the third quarter of 2021, compared with the same period in the prior year. The increase in sales was driven by continued demand for our products, primarily in the archery and games product lines. For the first nine months of 2021, sales were up 20.8% compared to prior year.

The overall gross margin percentage decreased to 22.5% for the third quarter of 2021, compared to 30.1% for 2020. Gross margin was negatively impacted by higher transportation expenses, raw material costs, currency exchange rates, increased wage pressure, and inventory handling costs.

Gross margin percentage decreased to 25.3% for the first nine months of 2021, compared to 28.6% for the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $10.2 million for the third quarter of 2021 compared to $10.4 million for the same period in the prior year, a decrease of $0.2 million or 1.7%. SG&A as a percent of sales is 12.6% for the third quarter of 2021 compared with 13.3% for the same period in the prior year. For the first nine months of 2021, SG&A were $33.9 million compared to $29.8 million for the same period in 2020, an increase of $4.1 million or 13.9%. As a percent of sales, SG&A is 14.1% for the first nine months of 2021 compared with 15.0% for the same period in the prior year.

Provision for Income Taxes

The effective tax rate for the first nine months of 2021 was 20.5% compared to 20.0% for the same period last year.

Financial Condition and Liquidity

Total debt at the end of the first nine months of 2021 was $59.0 million, an increase of $28.9 million from December 26, 2020. The following schedule summarizes the Company’s total debt:

In thousands	October 2, 2021	December 26, 2020	October 3, 2020

Current portion of long-term debt	$7,143	$--	$--
Long term debt	$51,874	$30,073	$--

As a percentage of stockholders’ equity, total debt was 40.8%, 21.6% and zero at October 2, 2021, December 26, 2020, and October 3, 2020 respectively.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2021.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 7/10/2021 under the current repurchase program.	1,862,975	$12.24	1,862,975	$10,167,563
Third quarter purchases:
7/11/2021-8/7/2021	46,046	$22.90	1,909,021	$9,113,132
8/8/2021-9/4/2021	33,222	$22.95	1,942,243	$8,350,693
9/5/2021-10/2/2021	142,342	$20.20	2,084,585	$5,475,786
Total share purchases under the current program	2,084,585	$13.19	2,084,585	$5,475,786

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. In December 2020, the Board of Directors increased the stock repurchase program to $15,000,000. From its inception date through October 2, 2021, the Company has repurchased 2,084,585 shares of its common stock under this repurchase program for an aggregate price of $27,490,151. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

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

ESCALADE, INCORPORATED

Date: October 28, 2021	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)