Form 10-K
period 2021-12-25
ESCALADE INC
filed 2022-02-22
CIK 33488

United States

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 25, 2021

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

Yes ☐ No ☒

Aggregate market value of common stock held by nonaffiliates of the registrant as of July 10, 2021 based on the closing sale price as reported on the NASDAQ Global Market: $225,896,571.

The number of shares of Registrant's common stock (no par value) outstanding as of February 16, 2022: 13,493,332.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 26, 2022 are incorporated by reference into Part III of this Report, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year covered by this Form 10-K.

Escalade, Incorporated and Subsidiaries

Part I

ITEM 1—BUSINESS

General

Escalade, Incorporated (Escalade, the Company, we, us or our) operates in one business segment: Sporting Goods (Escalade Sports). Escalade and its predecessors have more than 95 years of manufacturing and selling experience in this industry.

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

Product Category	Brand Names
Archery	Bear Archery®, Trophy Ridge®, Whisker Biscuit®, Cajun Bowfishing™, Karnage®, Fletcher®, Rocket®, SIK®, BearX™
Table Tennis	STIGA®, Ping-Pong®
Basketball Goals	Goalrilla™, Goalsetter®, Goaliath®, Silverback®, Hoopstar®
Pickleball	Onix®, DURA®, Pickleball Now®
Play Systems	Woodplay®, Childlife®, Jack & June®
Fitness	The STEP®, Lifeline®, Kettleworx®, Natural Fitness®, PER4M®
Safety	USWeight®
Game Tables (Hockey and Soccer)	Triumph™ Sports, Atomic®, American Legend®, HJ Scott®, Air Hockey®
Water Sports	RAVE Sports®
Billiard Tables and Accessories	American Heritage Billiards®, Brunswick Billiards®, Gold Crown®, Centennial®, Cue&Case®, Lucasi®, Mizerak®, PureX®, Rage®, Players®, Minnesota Fats®, Mosconi™
Darting	Unicorn®, Winmau®, Arachnid®, Accudart®, Nodor®
Outdoor Games	Victory Tailgate®, Triumph™ Sports , Zume Games®, Viva Sol®

During 2021, 2020 and 2019, the Company had one customer, Amazon.com, Inc., that accounted for approximately 21%, 23% and 21%, respectively of the Company’s revenues. During 2021, 2020 and 2019 the Company had another customer, Dick’s Sporting Goods, which accounted for approximately 11%, 13% and 13%, respectively, of the Company’s revenues.

As of December 25, 2021, the Company had approximately 24%, 17% and 10% of its total accounts receivable with Amazon.com, Inc., Academy Sports and Outdoors, Inc. and Dick’s Sporting Goods, respectively. As of December 26, 2020, the Company had approximately 26%, 14% and 11% of its total accounts receivable with Amazon.com, Inc., Academy Sports and Outdoors, Inc. and Dick’s Sporting Goods, respectively.

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

In the following decades, Escalade continued to diversify its product lines through acquisitions and organic growth, including increasing its manufacturing capabilities for table tennis tables, pool tables, basketball backboards, goals, and poles, and related accessories. In order to focus on areas of potential growth, Escalade also has divested certain product lines and businesses over the years. Most notably, Escalade exited the footwear and toy businesses in the 1970’s and ultimately completed its exit from the office products and graphic arts businesses in 2014. Such divestitures have resulted in Escalade now focusing 100% on its Sporting Goods business segment. Escalade’s Sporting Goods segment competes in a variety of product categories including basketball goals, archery, billiards, indoor and outdoor games, recreational, fitness, and related products.

Core components of Escalade’s business development and growth strategy have been, and continue to be, investing in product innovation, developing strong brand names, and making strategic acquisitions. Escalade’s strategic acquisitions include, among others, its acquisitions of: the table tennis and pool table assets of the Ideal Toy Company in 1977 and of Harvard Sports, Inc. in 1980; the home exercise equipment business of Marcy Fitness Products, Inc. in 1989; the high quality basketball system assets of Zue Corporation, including the Goalrilla™ brand in 1999; the table tennis assets of Lifetime Products, Inc. in 2000; the darting assets of Accudart in 2001; the filled vinyl weight assets and manufacturing business of U.S. Weights, Inc. in 2001; the assets of North American Archery Group, including the Bear® Archery brand in 2003; the residential playground systems businesses of ChildLife, Inc. in 2005 and of Woodplay in 2006; and the archery assets of Carolina Archery Products in 2006, of Trophy Ridge, LLC in 2007, and of Cajun Archery in 2012. Escalade entered the pickleball product category through acquisitions of Pickleball Now and Onix Sports in 2014 and 2015, expanded its billiard accessory business with the acquisition of Cue&Case Sales, Inc. in 2014, and expanded its basketball distribution and domestic sourcing by acquiring Goalsetter Systems, Inc. in 2015. More recently, in 2016, Escalade acquired the assets of Triumph Sports USA, a leader in the indoor and outdoor games categories, in 2017 acquired the assets of Lifeline Fitness, Inc., a leader in the fitness industry, in 2018 acquired Victory Tailgate, a manufacturer of premium licensed and custom tailgating games, in 2020 acquired the billiard table, game room and recreational product lines of American Heritage Billiards, and in 2020 acquired the assets of RAVE Sports, providing entry into the water recreational products category. On December 30, 2021, Escalade entered into an asset purchase agreement to acquire the assets of the Brunswick Billiards® business from Life Fitness, LLC. Escalade completed this acquisition on January 21, 2022, complementing its existing portfolio of billiards brands and other offerings in the Company’s indoor recreation market.

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

Licenses, Trademarks and Brand Names

The Company has an agreement and contract with STIGA Sports AB for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA® for North America. The Company also owns several registered trademarks and brand names including but not limited to Goalrilla™, Goalsetter®, Bear Archery®, Ping-Pong®, The Step®, Lifeline® and Woodplay®.

Backlog and Seasonality

Sales are based primarily on standard purchase orders and in most cases, orders are shipped within the same month received. Unshipped orders at the end of the fiscal year (backlog) were not material and therefore are not an indicator of future results. Due to diversity in product categories, revenues have not been seasonal and are not expected to be so in the future.

Employees

The number of employees at December 25, 2021 and December 26, 2020 were as follows:

	2021	2020
Sporting Goods
USA	546	523
Mexico	103	160
Asia	27	21
Total	676	704

Of Escalade’s 676 employees at December 25, 2021, 670 were full time employees and 6 were part time employees.

The I.U.E./C.W.A. (United Electrical Communication Workers of America, AFL-CIO) represents hourly rated employees at the Escalade Sports’ Evansville, Indiana distribution center. There were approximately 28 covered employees at December 25, 2021. A labor contract was negotiated and renewed in May 2021 and expires on January 31, 2025.

Sources of Supplies

Raw materials for Escalade's various product lines consist of, but are not limited to, wood, steel, aluminum, plastics, fiberglass and packaging. Escalade relies upon suppliers in various countries and upon various third party Asian manufacturers for many of its products. The Company believes that these sources will continue to provide adequate supplies as needed and that all other materials needed for the Company’s various operations are available in adequate quantities from a variety of domestic and foreign sources. From time to time, Escalade may experience disruptions in its supply chain due to circumstances beyond its control, such as the outbreak of the coronavirus or other public health crises and limited availability of shipping containers and other third party logistics, which disruptions could adversely impact Escalade currently and in the future. To alleviate these concerns, Escalade continues to accelerate its timing for placing orders with its suppliers and continues its efforts to develop other potential sources of products and raw materials. In recent years, Escalade has increased its sourcing of some products and raw materials from Brazil and Vietnam. Escalade’s acquisition of the Brunswick Billiards® business may open additional sourcing opportunities.

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

The Company has grown in the past through strategic acquisitions, and continues to make acquisitions in its Sporting Goods business. Our growth strategy also depends on our ability to grow our e-commerce business, including continued expansion and development of our own direct to consumer e-commerce distribution channel. Growth places additional demands on management and operational systems. If the Company is not successful in continuing to support operational and financial systems, expanding the management team and increasing and effectively managing customers and suppliers, growth may result in operational inefficiencies and ineffective management of the Company’s business, which could adversely affect its business and financial performance.

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

The Company has two major customers, each of which accounted for more than ten percent of consolidated gross sales in the Company’s 2021 fiscal year. The Company also has several other large customers, none of which represent more than ten percent of consolidated gross sales, and historically has derived substantial revenues from these customers. Our customers continue to experience industry consolidation, which increases our risk that we may be unable to find sufficient alternative customers. The Company needs to continue to expand its customer base, including sales of new product offerings to existing customers, in order to minimize the effects of the loss of any single customer in the future. If sales to one or more of the large customers would be lost or materially reduced, there can be no assurance that the Company will be able to replace such revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The raw materials that the Company purchases for manufacturing operations and many of the products that it sells are sourced from a wide variety of third-party suppliers. The Company cannot control the supply, design, function or cost of many of the products that are offered for sale and are dependent on the availability and pricing of key materials and products. Disruptions in the availability of raw materials used in production of these products may adversely affect sales and result in customer dissatisfaction. Price increases in raw materials adversely impacted the Company’s net income in fiscal year 2021. In addition, global sourcing of many of the products sold is an important factor in the Company’s financial performance. The ability to find qualified suppliers and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States. Political instability, financial instability of suppliers, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond the Company’s control.

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

Access to materials, parts and supplies is dependent upon close relationships with suppliers and the ability to purchase products from the principal suppliers on competitive terms. The Company does not enter into long-term supply contracts with these suppliers, and has no current plans to do so in the future. These suppliers are not required to sell to the Company and are free to change the prices and other terms. Any deterioration or change in the relationships with or in the financial condition of the Company’s significant suppliers could have an adverse impact on its ability to procure materials and parts necessary to produce products for sale and distribution. If the Company or any of the significant suppliers terminated or significantly curtailed its relationship with a significant supplier or the Company, respectively, or if a significant supplier ceased operations, the Company would be forced to expand relationships with other suppliers, seek out new relationships with new suppliers or risk a loss in market share due to diminished product offerings and availability. Any change in one or more of these suppliers’ willingness or ability to continue to supply the Company with their products could have an adverse impact on the Company’s liquidity, results of operations and financial position.

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

The Company has experienced an increase in cybersecurity threats and attempts to breach the Company’s security networks. The techniques used to conduct cyber attacks, including phishing, hacking, and malicious software, are increasingly sophisticated and the sources and targets of these attacks change frequently. Cyber attacks may not be recognized until after attacks have been launched successfully or have been in place for a period of time. From time to time, the Company has been, and likely will continue to be, the target of cyber and other security threats. To the Company’s knowledge, the Company has not experienced a significant cybersecurity breach that had a material impact on the Company’s business or operating results, although there can be no assurance that the Company’s efforts to maintain the security of the Company’s information technology networks and related systems will be effective or that attempted security breaches will not be damaging in the future. The Company maintains cyber liability insurance, however, such insurance may not be sufficient to cover the financial, legal, business or reputational losses that could result from a breach of the Company’s systems.

The market price of the Company’s common stock is likely to be highly volatile as the stock market in general can be highly volatile.

The public trading of the Company’s common stock is based on many factors which could cause fluctuation in the Company’s stock price. These factors may include, among other things:

●	General economic and market conditions;
●	Actual or anticipated variations in quarterly operating results;
●	Limited research coverage by securities analysts;
●	Relatively low market capitalization resulting in low trading volume in the Company’s stock;
●	If securities analysts provide coverage, our inability to meet or exceed securities analysts' estimates or expectations;
●	Conditions or trends in the Company’s industries;
●	Changes in the market valuations of other companies in the Company’s industries;
●	Announcements by the Company or the Company’s competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;
●	Capital commitments;
●	Additions or departures of key personnel;
●	Tariffs, quotas, customs, import and export restrictions, and other trade barriers;
●	Global events, including acts or threats of war or terrorism, international conflicts, political instability, natural disasters, and public health crises (such as the COVID 19 pandemic);
●	Sales and repurchases of the Company’s common stock; and
●	The ability to maintain listing of the Company’s common stock on the NASDAQ Global Market and/or inclusion in market indices such as the Russell 2000.

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

The Company has manufacturing operations in Mexico and sources many of its products and raw materials from China and other Asian countries. Foreign operations encounter risks similar to those faced by U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, control over product quality and content, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions. Additionally, our international operations may be adversely affected by political events, domestic or international terrorist events and hostilities, complications due to natural, nuclear or other disasters, or public health crises. For instance, recent government changes in Mexico have yielded requirements that call for increases in minimum wages at the border as well as the interior of Mexico. In addition, beginning in 2020 and continuing into 2021 and 2022, the ongoing coronavirus outbreak has resulted in increased travel restrictions and extended shutdown of certain businesses in Mexico, China and other countries in which the Company does business or has suppliers. These or any further political or governmental developments or health concerns in locations in which the Company conducts business could result in social, economic and labor instability. These uncertainties could have a material adverse effect on the continuity of the Company’s operations and on the Company’s income and profitability.

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

The United States, Mexico and Canada have entered into the United States-Mexico-Canada Agreement ("USMCA"), the successor agreement to the North American Free Trade Agreement ("NAFTA") which became effective on July 1, 2020. In January 2020, the United States entered into a "Phase 1" trade agreement with China. The Phase 1 agreement expired December 31, 2021 and no new agreement has been entered into or appears imminent. Accordingly, it remains unclear what the U.S. administration or foreign governments, including China, specifically will or will not do with respect to tariffs, the USMCA or other international trade agreements and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products or any resulting negative sentiments towards the United States could materially adversely affect the Company’s business, financial condition, operating results and cash flows.

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

COVID-19 PANDEMIC RISKS

The COVID-19 pandemic continues to affect the Company’s business. Additional factors could exacerbate such consequences and/or cause materially adverse effects.

While the COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s fiscal year ended December 25, 2021, economic and health conditions in the United States and across most of the globe changed rapidly during 2020 and 2021. Demand for the Company’s products increased, substantially in fiscal year 2020 and remained strong in fiscal year 2021, most notably in our fitness products and also in basketball, playground, and indoor/outdoor games. Some of the increase in demand is likely due to consumers being required or encouraged by governmental authorities to stay at home, schools closures, employers requiring or allowing employees to work remotely and/or implementing furloughs and layoffs, and consumers deciding to spend more time at home due to health and other considerations. Such increased demand may not continue and/or demand may decrease from historical levels depending on the uncertain duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume or permanent changes if such conditions result from the pandemic, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed or proposed to date, and numerous other uncertainties. During 2020, such restrictions at times caused the Company to shut down its Mexico production facilities, to limit its Gainesville, Florida facility to conduct only shipping and receiving operations but no manufacturing operations, to require all office staff to work remotely, and to change staffing of the Company’s distribution center in Evansville, Indiana. Although the Company largely resumed normal operations in 2021, subject to increased health protocols having been implemented and easing of the pandemic at times, the pandemic continues to create uncertainty for the Company. The ongoing pandemic may result in future business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations.

The ability of the Company’s employees to work may be significantly impacted by the coronavirus.

The Company’s employees are being affected by the COVID-19 pandemic. Although, the recent Omicron outbreak has increased absenteeism, the Company’s operations have not been materially impacted. The effects of future variants could be more disruptive. Travel restrictions imposed by the U.S. government and of foreign countries, continue to limit, or in some cases such as China prohibit, normal business travel relating to the Company’s internal operations and to our ongoing business relationships with our customers and suppliers. The health of the Company’s workforce is of primary concern and the Company may need to continue indefinitely existing precautionary measures, and possibly enact additional measures, to help minimize the risk of our employees being exposed to the coronavirus. Further, our management team continues to focus on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire Company, thereby potentially diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for a further extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company even prior to the pandemic may be elevated.

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

The COVID-19 pandemic has created significant public health concerns and economic disruption and may continue to do so indefinitely. While the Company experienced substantial increases in sales and order activity in its 2020 and 2021 fiscal years compared to 2019, due in part to increased consumer demand for home recreational products during the pandemic, we cannot predict the full impact of the pandemic nor can we predict with any certainty whether and to what degree the disruptions caused by the pandemic and reactions thereto will continue. Much is still unknown, including the duration and severity of the pandemic, the amount of time it may take for more normalized economic activity to resume, future government actions that may be taken, the effects on the Company’s customers and suppliers, including their ability to pay for our products, the effects on operations of the Company’s logistics providers, and the impact on the ability of the Company’s employees to work and travel. Continuing and potential new governmental actions may further cause the Company to modify its business operations or otherwise adversely impact the Company. While the Company has taken numerous steps to mitigate the potential negative effects of the COVID-19 pandemic, there can be no assurance that the Company will be able to respond quickly enough or appropriately to circumstances that may change rapidly and/or that are outside of our control. The long-term impact of the pandemic on the Company’s business is unknown and ultimately could result in material adverse effects on the Company’s business, financial performance and results of operations.

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

Our assets and operations are subject to regulation and oversight by federal, state, and local regulatory authorities. Legislative changes, as well as regulatory actions taken by these agencies, have the potential to adversely affect our profitability. In addition, a certain degree of regulatory uncertainty is created by the U.S. political climate. It remains unclear specifically what the current presidential administration, Congress and the courts may do with respect to future policies, regulations and legal decisions that may affect us. Regulation affects many aspects of our business and extends to such matters as (i) federal, state, and local taxation; (ii) rates (which include tax, commodity, surcharges and fuel); (iii) the integrity, safety and security of facilities and operations; (iv) environmental, social and governance issues that could impact the way we conduct our business; (v) the acquisition of other businesses; (vi) the acquisition, extension, disposition or abandonment of services or facilities; (vii) reporting and information requirements; and (viii) the maintenance of accounts and records.

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

In addition, any natural disaster or other serious disruption to one of the Company’s manufacturing or distribution sites due to fire, tornado, earthquake or other natural disasters in countries where the Company conducts business, or political unrest, war, labor strikes, work stoppages or public health crises, such as outbreaks of the coronavirus in countries where our suppliers are located could result in the disruption of the Company’s shipments and supply chain of products and raw materials. Although we have continued to obtain product shipments from China and other countries notwithstanding the coronavirus pandemic, product shipments from China and/or other countries may be delayed in the future. Although we are monitoring the situation and have adapted our ordering practices in our attempt to minimize the effects of potential disruptions, the Company cannot predict whether, for how long, or the extent to which the pandemic may disrupt the Company’s supply chain, manufacturing operations, and/or product shipments. Any significant disruption resulting from similar events on a large scale or over a prolonged period could cause significant delays until the Company would be able to resume normal operations or shift to other third party suppliers, if needed. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all, and could negatively affect the Company’s sales and profitability.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

At December 25, 2021, the Company owned or operated from the following locations:

Location	Square Footage	Owned or Leased	Use

Evansville, Indiana, USA	771,000	Owned	Distribution; sales and marketing; engineering; administration
Rosarito, Mexico	174,700	Owned	Manufacturing and distribution
Gainesville, Florida, USA	154,200	Owned	Manufacturing and distribution
Olney, Illinois, USA	108,500	Owned	Distribution; sales and marketing; engineering; manufacturing
Olney, Illinois, USA	30,000	Owned	Distribution
Orlando, Florida, USA	33,645	Leased	Marketing; manufacturing and distribution
Orlando, Florida, USA	61,560	Leased	Manufacturing and distribution
Orlando, Florida, USA	10,587	Leased	Manufacturing and distribution
Eagan, MN, USA	41,600	Leased	Distribution; sales and marketing; engineering; administration
Shanghai, China	6,674	Leased	Sales and sourcing

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

As of February 16, 2022, there were approximately 97 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 10/2/2021 under the current repurchase program.	2,084,585	$13.19	2,084,585	$5,475,786
Fourth quarter purchases:
10/3/2021 – 10/30/2021	68,547	$19.29	2,153,132	$4,153,252
10/31/2021 – 11/27/2021	None	None	No Change	No Change
11/28/2021 – 12/25/2021	None	None	No Change	No Change
Total share purchases under the current program	2,153,132	$13.38	2,153,132	$4,153,252

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. In December 2020, the Board of Directors increased the stock repurchase program to $15,000,000. From its inception date through December 25, 2021, the Company has repurchased 2,153,132 shares of its common stock under this repurchase program for an aggregate price of $28,812,686. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

ITEM 6—[RESERVED]

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section should be read in conjunction with Item 1: Business; Item 1A: Risk Factors; and Item 8: Financial Statements and Supplementary Data.

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to: specific and overall impacts of the COVID-19 global pandemic on Escalade’s financial condition and results of operations; Escalade’s plans and expectations surrounding the transition to its new Chief Executive Officer and all potential related effects and consequences; the impact of competitive products and pricing; product demand and market acceptance; new product development; Escalade’s ability to achieve its business objectives, especially with respect to its Sporting Goods business on which it has chosen to focus; Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products; the continuation and development of key customer, supplier, licensing and other business relationships; Escalade’s ability to develop and implement our own direct to consumer e-commerce distribution channel; Escalade’s ability to successfully negotiate the shifting retail environment and changes in consumer buying habits; the financial health of our customers; disruptions or delays in our business operations, including without limitation disruptions or delays in our supply chain, arising from political unrest, war, labor strikes, natural disasters, public health crises such as the coronavirus pandemic, and other events and circumstances beyond our control; Escalade’s ability to control costs; Escalade’s ability to successfully implement actions to lessen the potential impacts of tariffs and other trade restrictions applicable to our products and raw materials, including impacts on the costs of producing our goods, importing products and materials into our markets for sale, and on the pricing of our products; general economic conditions; fluctuation in operating results; changes in foreign currency exchange rates; changes in the securities markets; continued listing of the Company’s common stock on the NASDAQ Global Market and/or inclusion in market indices such as the Russell 2000; Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing; the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology; risks related to data security of privacy breaches; and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

In October 2020, the Company acquired the assets of the billiard table, game room, and recreational product lines of American Heritage Billiards, including the related intellectual property. In December 2020, the Company acquired substantially all of the business and assets of Revel Match LLC, dba RAVE Sports, a brand known for its innovative and high-quality water recreation products. In January 2022, the Company completed its acquisition of the assets of the Brunswick Billiards® business, complementing its existing portfolio of billiards brands and other offerings in the Company’s indoor recreation market. These and other acquisitions strengthen the Company’s leadership in various product categories, while providing exciting new opportunities within the growing water sports market. The Company also sometimes divests or discontinues certain operations, assets, and products that do not perform to the Company's expectations or no longer fit with the Company's strategic objectives.

Management believes that key indicators in measuring the success of these strategies are revenue growth, earnings growth, new product introductions, and the expansion of channels of distribution. The following table sets forth the annual percentage change in revenues and net income over the past three years:

	2021	2020	2019

Net revenue
Sporting Goods	14.6%	51.6%	2.7%
Total	14.6%	51.6%	2.7%

Net income
Sporting Goods	(7.3%)	293.9%	(39.2%)
Total	(5.9%)	257.3%	(64.5%)

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States and China, continues to present significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time. Economic and health conditions in the United States and across most of the globe have changed rapidly during 2020 and 2021. Demand for the Company’s products increased substantially in fiscal year 2020 and remained strong in fiscal year 2021, most notably in our fitness products, basketball, playground, and indoor/outdoor games. Some of the increase in demand is likely due to consumers being required or encouraged by governmental authorities to stay at home, schools closures, and employers requiring or allowing employees to work remotely and/or implementing furloughs and layoffs, and consumers deciding to spend more time at home due to health and other considerations. Such increased demand may not continue and/or demand may decrease from historical levels depending on the uncertain duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume or permanent changes if such conditions result from the pandemic, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed or proposed to date, and numerous other uncertainties. Our revenue growth in prior quarterly or annual periods should not be relied upon as an indication of future performance.

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

The COVID-19 pandemic continued to affect the Company’s operations through the fourth quarter of 2021 and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, manufacturing, distribution, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-K, the Company’s results of operations for the fiscal year ended December 25, 2021 are not necessarily indicative of the results to be expected for fiscal year 2022. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	2021	2020	2019
Net revenue	100.0%	100.0%	100.0%
Cost of products sold	75.4%	72.7%	76.5%
Gross margin	24.6%	27.3%	23.5%
Selling, administrative and general expenses	13.8%	14.7%	17.6%
Amortization	0.6%	0.5%	0.8%
Operating income	10.2%	12.1%	5.1%

Revenue and Gross Margin

Net revenue increased 14.6% in 2021 compared to 2020. The Company recognized increased sales primarily in their outdoor product categories, including archery and pickleball, due to category growth and market share gains.

The overall gross margin decreased to 24.6% in 2021 compared with 27.3% in 2020. Gross margins were unfavorably impacted by currency exchange rates and higher supply chain, raw material, and inventory carrying costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $43.4 million in 2021 compared to $40.3 million in 2020, an increase of $3.1 million or 7.6%. The increase in SG&A is in line with the growth of the business. SG&A as a percent of sales is 13.8% in 2021 compared with 14.7% in 2020.

Provision for Income Taxes

The effective tax rate for 2021 and 2020 was 20.1% and 21.2%, respectively. The 2021 effective tax rate is slightly lower than the federal statutory rate primarily due to the captive insurance premiums being tax exempt. With federal income tax credits helping to offset the impact of the state taxes and lower the statutory rate. The 2020 effective tax rate is slightly higher than the federal statutory rate primarily due to the impact of state taxes, with federal income tax credits helping to offset the impact of the state taxes and lower the statutory rate.

Sporting Goods

Net revenues, operating income, and net income for the Sporting Goods segment for the three years ended December 25, 2021 were as follows:

In Thousands	2021	2020	2019

Net revenue	$313,612	$273,649	$180,541
Operating income	31,534	32,685	8,611
Net income	21,892	23,625	5,997

Net revenue increased 14.6% in 2021 compared to 2020.

Gross margin in 2021 was 24.6% compared to 27.3% in 2020. Gross margins were unfavorably impacted by currency exchange rates and higher supply chain, raw material, and inventory carrying costs. Operating income, as a percentage of net revenue, decreased to 10.1% in 2021 compared to 11.9% in 2020.

Financial Condition and Liquidity

The current ratio, a basic measure of liquidity (current assets divided by current liabilities), for 2021 was 3.5, compared to 3.1 in 2020. Receivable levels increased to $66.0 million in 2021 compared with $65.3 million in 2020 and net inventory increased $19.9 million to $92.4 million in 2021 from $72.5 million in 2020. Trade accounts payable and accrued liabilities decreased $5.0 million to $40.2 million from $45.2 million in 2020.

The Company’s working capital requirements are primarily funded through cash flows from operations and revolving credit agreements with its bank. During 2021, the Company’s maximum borrowings under its primary revolving credit lines and overdraft facility totaled $69.2 million compared to $33.6 million in 2020. The overall effective interest rate in 2021 was 2.9% compared to the effective rate of 2.4% in 2020. Total debt at the end of the Company’s 2021 fiscal year was $57.5 million.

On July 7, 2021, the Company and its wholly owned subsidiary, Indian Industries, Inc. (“Indian”) entered into the Fourth Amendment dated as of July 7, 2021 (the “Fourth Amendment”) to the Amended and Restated Credit Agreement dated as of January 21, 2019 (the “2019 Restated Credit Agreement”) among the Company, Indian, each of their domestic subsidiaries, and Chase, as Administrative Agent and as Lender (the “Lender”). Under the terms of the Fourth Amendment, the Lender extended a $50.0 million term loan to the Company and reduced the maximum availability under the senior revolving credit facility from $75.0 million to $50.0 million. The Company may prepay the revolving credit facility, in whole or in part, and reborrow prior to the revolving loan maturity date.

On January 21, 2022, the Company and its wholly owned subsidiary, Indian entered into an Amended and Restated Credit Agreement (the “2022 Restated Credit Agreement”) with its issuing bank, JPMorgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the Restated Credit Agreement (collectively, the “Lenders”). The 2022 Restated Credit Agreement amends and restates the 2019 Credit Agreement, as amended, in its entirety, and continues the existing Company’s credit facilities which have been in place since April 30, 2009. The Company’s indebtedness under the 2022 Restated Credit Agreement continues to be collateralized by liens on all of the present and future equity of each of the Company’s domestic subsidiaries and substantially all of the assets of the Company (excluding real estate). Under the terms of the 2022 Restated Credit Agreement, Old National Bank has been added as a Lender. The Lenders have now made available to Escalade and Indian a senior revolving credit facility with increased maximum availability of $65.0 million (the “Revolving Facility”), up from $50.0 million, plus an accordion feature that would allow borrowings up to $90.0 million under the Revolving Facility subject to certain terms and conditions. The maturity date of the revolving credit facility was extended to January 21, 2027. The Company may prepay the Revolving Facility, in whole or in part, and reborrow prior to the revolving loan maturity date. The 2022 Restated Credit Agreement further extended the maturity date for the term loan facility to January 21, 2027. As of January 21, 2022, the outstanding principal amount of the term loan was $46.4 million.

Cash flows from operations and revolving credit agreements were used to fund acquisitions, to pay shareholder dividends, and to fund stock repurchases.

In 2022, the Company estimates capital expenditures to be approximately $4.5 million.

The Company believes that cash generated from its projected 2022 operations and the commitment of borrowings from its primary lender will provide it with sufficient cash flows for its operations.

It is possible that if economic conditions deteriorate, this could have adverse effects on the Company’s ability to operate profitably during fiscal year 2022. To the extent that occurs, management will pursue cost reduction initiatives and consider realignment of its infrastructure in an effort to match the Company’s overhead and cost structure with the sales level dictated by current market conditions.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under the sub-heading “New Accounting Pronouncements”.

Contractual Obligations

The following schedule summarizes the Company’s material contractual obligations as of December 25, 2021:

Amounts in thousands	Total	2022	2023 –2024	2025 –2026	Thereafter

Debt(1)	$57,539	$7,143	$14,286	$36,110	$--
Future interest payments(1)	5,511	1,586	2,543	1,382	--
Operating leases	2,442	891	753	601	197
Minimum payments under purchase, royalty and license agreements	5,417	960	1,354	1,178	1,925
Total	$70,909	$10,580	$18,936	$39,271	$2,122

Note:

(1) Assumes that the Company will not increase borrowings under its long-term credit agreements and that the effective interest rate experienced in 2021 of 2.9% will continue for the life of the agreements.

The contractual obligations table does not reflect the Restated Credit Agreement entered into by the Company on January 21, 2022. The impact of the Restated Credit Agreement is to increase future interest payments by $0.6 million and extending the debt maturity date from 2026 to 2027. Amounts in the table above also exclude legally binding minimum lease payments for a lease agreement that was signed, but had not yet commenced as of December 25, 2021, in the amount of $9.9 million.

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

The Company has one reporting unit that is identical to our operating segment, Sporting Goods. Of the total recorded goodwill of $32.7 million at December 25, 2021, the entire amount was allocated to the Escalade Sports reporting unit. The results of the qualitative impairment assessment of the Escalade Sports reporting unit indicated that it was not “more likely than not” that the fair value of the reporting unit was less than the carrying value as of December 25, 2021.

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

Capital Expenditures

As of December 25, 2021, the Company had no material commitments for capital expenditures. In 2022, the Company estimates capital expenditures to be approximately $4.5 million.

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

The management of Escalade assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2021. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (published in 2013) and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that, as of December 25, 2021, the Company’s internal control over financial reporting was effective.

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

/s/ Walter P. Glazer, Jr., Chief Executive Officer          /s/ Stephen R. Wawrin, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2021. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 26, 2022 under the captions “Certain Beneficial Owners,” “Election of Directors,” “Executive Officers of the Registrant,” “Board of Directors, Its Committees, Meetings and Functions,” and “Delinquent Section 16(a) Reports,” if applicable, and is incorporated herein by reference.

ITEM 11— EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on April 26, 2022 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee” and “Executive Compensation” and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appears under the caption “Report of the Compensation Committee” is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 26, 2022 under the captions “Certain Beneficial Owners” and “Election of Directors” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders (1)	--	--	1,195,445
Equity compensation plans not approved by security holders	--	--	--
Total	--		1,195,445

(1) The maximum number of shares that can be awarded under the Escalade, Incorporated 2017 Incentive Plan is 1,661,598. The plan was approved by stockholders at Escalade’s Annual Meetings of Stockholders in 2017.

(2) Does not include 154,120 shares subject to outstanding, unvested restricted stock awards.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on April 26, 2022 under the captions “Election of Directors” and “Board of Directors, Its Committees, Meetings and Functions” and is incorporated herein by reference. The information required by Item 404 of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 26, 2022 under the caption “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s independent registered accounting firm is BKD, LLP; Evansville, IN; PCAOB ID: 686. The information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on April 26, 2022 under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

Part IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as a part of this report:

(1)	Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated financial statements of Escalade, Incorporated and subsidiaries:
Consolidated balance sheets—December 25, 2021 and December 26, 2020
Consolidated statements of operations—fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019
Consolidated statements of stockholders’ equity—fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019
Consolidated statements of cash flows—fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019
Notes to consolidated financial statements

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(3)	Exhibits
2.1

Asset Purchase Agreement dated December 30, 2021, by and between Indian Industries, Inc. d/b/a Escalade Sports and Life Fitness, LLC (without exhibits and schedules, which Escalade has determined are not material) (h)

3.1	Articles of Incorporation of Escalade, Incorporated (a)
3.2	Amended By-Laws of Escalade, Incorporated (c)
10.1

Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material) (i)

10.2

Amended and Restated Pledge and Security Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material) (i)

(4)	Executive Compensation Plans and Arrangements
10.3	Escalade, Incorporated 2017 Incentive Plan, incorporated by reference herein from Annex 1 to the Registrant’s 2017 Definitive Proxy Statement (e)
10.4	Form of Stock Option Award Agreement utilized in Stock Option grants to employees pursuant to the Escalade, Incorporated 2017 Incentive Plan (b)
10.5	Form of Stock Option Award Agreement utilized in Stock Option grants to Directors pursuant to the Escalade, Incorporated 2017 Incentive Plan (b)
10.6	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants to employees pursuant to the Escalade Incorporated 2017 Incentive Plan (b)
10.7	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants to Directors pursuant to the Escalade, Incorporated 2017 Incentive Plan (b)
10.8	Offer Letter dated March 30, 2020, by and between Scott J. Sincerbeaux and Escalade, Incorporated (d)
10.9	Executive Severance agreement, dated March 30, 2020 and effective as of April 27, 2020, between Scott J. Sincerbeaux and Escalade, Incorporated (d)
10.10	Waiver, Release, Non-Competition, Non-Solicitation and Non-Disclosure Agreement and Release entered into on March 4, 2021 by and between Scott J. Sincerbeaux and Escalade, Incorporated (f)
10.11	Offer Letter dated December 20, 2021 by and between Walter P. Glazer, Jr. and Escalade, Incorporated (g)
21	Subsidiaries of the Registrant
23.1	Consent of BKD, LLP
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer Section 1350 Certification
32.2	Chief Financial Officer Section 1350 Certification
101.Cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.Def	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.Lab	Inline XBRL Taxonomy Extension Label Linkbase Document
101.Pre	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.Ins	Inline XBRL Instance Document
101.Sch	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(a)	Incorporated by reference from the Company's 2007 First Quarter Report on Form 10-Q
(b)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 30, 2017 and filed on February 27, 2018
(c)	Incorporated by reference from the Company’s 2014 First Quarter Report on Form 10-Q filed on April 22, 2014
(d)	Incorporated by reference from the Company’s Form 8-K filed on April 1, 2020
(e)	Incorporated by reference from the Company’s 2017 Proxy Statement
(f)	Incorporated by reference from the Company’s Form 8-K filed on March 8, 2021
(g)	Incorporated by reference from the Company’s Form 8-K filed on December 23, 2021
(h)	Incorporated by reference from the Company’s Form 8-K filed on January 3, 2022
(i)	Incorporated by reference from the Company’s Form 8-K filed on January 24, 2022

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

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated as of December 25, 2021, and December 26, 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 25, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Escalade, Incorporated as of December 25, 2021, and December 26, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 25, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Escalade, Incorporated’s internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control––Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2022, expressed an unqualified opinion on the effectiveness of Escalade, Incorporated’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of Escalade, Incorporated’s management. Our responsibility is to express an opinion on Escalade, Incorporated’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Escalade, Incorporated in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Customer Allowances

As more fully described in Note 16 within the consolidated financial statements, revenue is recognized net of various sales adjustments, which includes estimated customer allowances for advertising subsidies, volume rebates and catalog allowances. Escalade, Incorporated reviews such allowances on an ongoing basis and accruals are adjusted based on the information within the customer agreements. These estimated sales adjustments are included as part of Net Sales on the consolidated statement of operations. At December 25, 2021, the total accrued for these customer allowances was $5,357,000 and was presented as part of accrued liabilities on the consolidated balance sheet.

The principal consideration for our determination that performing procedures relating to these accruals is a critical audit matter was the significant judgment by management to estimate the accruals due to the complexity of the process involved in developing the accruals. The volume of the customer contracts containing allowance agreements is significant, some customers are granted multiple types of allowances and contract terms can change frequently.  Management obtains the amount of sales subject to the allowances and the various allowances taken by customers over time from its accounting system.  All of this in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s process for developing the accruals.

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

●

Testing the completeness and accuracy of the underlying data used to estimate the accrual by agreeing the sales data used in the calculation to reports that were reconciled to the financial statements, reconciling the various allowance percentages to signed customer contracts, tracing the allowance amounts used by the various customers during the year to supporting documentation and comparing the estimated allowances at the end of each reporting period to actual results that occurred during subsequent reporting periods;

●	Testing the clerical accuracy of the individual customer allowances computed by management and agreeing the total of all estimated allowances to the respective accounts on the financial statements.

We have served as Escalade, Incorporated’s auditor since 1977.

/s/ BKD, LLP

Evansville, Indiana

February 22, 2022

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

Opinion on the Internal Control Over Financial Reporting

We have audited Escalade, Incorporated’s internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control––Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, Escalade, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control–– Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of Escalade, Incorporated and our report dated February 22, 2022, expressed an unqualified opinion thereon.

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

/s/ BKD, LLP

Evansville, Indiana

February 22, 2022

Escalade, Incorporated and Subsidiaries

Consolidated Balance Sheets

All Amounts in Thousands Except Share Information	December 25, 2021	December 26, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$4,374	$3,505
Receivables, less allowances of $457 and $896; respectively	65,991	65,280
Inventories	92,382	72,488
Prepaid expenses	7,569	4,068
Prepaid income tax	739	57
TOTAL CURRENT ASSETS	171,055	145,398

Property, plant and equipment, net	24,936	18,232
Operating lease right-of-use assets	2,210	1,608
Intangible assets	20,778	22,645
Goodwill	32,695	32,695
Other assets	124	127
TOTAL ASSETS	$251,798	$220,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,143	$-
Trade accounts payable	15,847	20,947
Accrued liabilities	24,385	24,271
Current operating lease liabilities	818	854
TOTAL CURRENT LIABILITIES	48,193	46,072

Long-term debt	50,396	30,073
Deferred income tax liability	4,759	4,193
Operating lease liabilities	1,387	763
Other liabilities	448	448
TOTAL LIABILITIES	105,183	81,549

Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock
Authorized: 1,000,000 shares, no par value, none issued
Common stock
Authorized: 30,000,000 shares, no par value
Issued and outstanding: 2021 —13,493,332 shares, 2020 —13,919,380 shares	13,493	13,919
Retained earnings	133,122	125,237
TOTAL STOCKHOLDERS’ EQUITY	146,615	139,156
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$251,798	$220,705

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Operations

	Years Ended
All Amounts in Thousands Except Per Share Data	December 25, 2021	December 26, 2020	December 28, 2019

Net Sales	$313,612	$273,649	$180,541

Costs and Expenses
Cost of products sold	236,482	198,822	138,181
Selling, administrative and general expenses	43,367	40,315	31,616
Amortization	1,867	1,480	1,469

Operating Income	31,896	33,032	9,275

Other Income (Expense)
Interest expense	(1,510)	(250)	(356)
Other income (expense)	163	140	15

Income Before Income Taxes	30,549	32,922	8,934

Provision for Income Taxes	6,144	6,988	1,676

Net Income	$24,405	$25,934	$7,258

Earnings Per Share Data:
Basic earnings per share	$1.78	$1.84	$0.50
Diluted earnings per share	$1.76	$1.82	$0.50

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at December 29, 2018	14,439	$14,439	$113,882	$128,321

Net income			7,258	7,258
Expense of stock options and restricted stock units			513	513
Exercise of stock options	10	10	108	118
Settlement of restricted stock units	29	29	(29)	--
Dividends declared			(7,204)	(7,204)
Stock issued to directors as compensation	9	9	93	102
Purchase of stock	(272)	(272)	(2,666)	(2,938)

Balances at December 28, 2019	14,215	$14,215	$111,955	$126,170

Net income			25,934	25,934
Expense of stock options and restricted stock units			1,016	1,016
Exercise of stock options	10	10	134	144
Settlement of restricted stock units	55	55	(55)	--
Issuance of restricted stock awards	35	35	(35)	--
Dividends declared			(7,466)	(7,466)
Stock issued to directors as compensation	10	10	87	97
Purchase of stock	(406)	(406)	(6,333)	(6,739)

Balances at December 26, 2020	13,919	$13,919	$125,237	$139,156

Net income			24,405	24,405
Expense of stock options and restricted stock units			902	902
Exercise of stock options	10	10	134	144
Settlement of restricted stock units	50	50	(50)	--
Dividends declared			(7,693)	(7,693)
Stock issued to directors as compensation	6	6	129	135
Purchase of stock	(492)	(492)	(9,942)	(10,434)

Balances at December 25, 2021	13,493	$13,493	$133,122	$146,615

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
All Amounts in Thousands	December 25, 2021	December 26, 2020	December 28, 2019
Operating Activities:
Net Income	$24,405	$25,934	$7,258
Reconciling adjustments:
Depreciation and amortization	4,835	4,016	4,031
Provision for doubtful accounts	(408)	473	322
Stock option and restricted stock unit expense	902	1,016	513
Deferred income taxes	567	656	128
Loss (gain) on disposals of assets	(19)	(2)	7
Changes in
Accounts receivable	(301)	(29,905)	4,911
Inventories	(19,894)	(26,422)	(3,147)
Prepaids and other assets	(4,163)	(42)	1,971
Accounts payable and accrued expenses	(4,985)	26,909	44
Net cash provided by operating activities	939	2,633	16,038

Investing Activities:
Purchase of property and equipment	(9,696)	(5,455)	(2,185)
Acquisitions	--	(15,446)	(765)
Payment on note payable related to an acquisition	--	(135)	--
Proceeds from sale of property and equipment	43	4	4
Net cash used in investing activities	(9,653)	(21,032)	(2,946)

Financing Activities:
Dividends paid	(7,693)	(7,466)	(7,204)
Proceeds from issuance of long-term debt	232,065	84,044	77,502
Payments on long-term debt	(204,601)	(53,971)	(77,502)
Proceeds from exercise of stock options	144	144	118
Deferred financing fees	(33)	(87)	(112)
Purchase of stock	(10,434)	(6,739)	(2,938)
Director stock compensation	135	97	102
Net cash provided by (used in) financing activities	9,583	16,022	(10,034)

Increase (decrease) in Cash and Cash Equivalents	869	(2,377)	3,058
Cash and Cash Equivalents, beginning of year	3,505	5,882	2,824
Cash and Cash Equivalents, end of year	$4,374	$3,505	$5,882

Supplemental Cash Flows Information
Interest paid	$1,433	$205	$346
Income taxes paid	$6,284	$6,205	$1,383
Information regarding the Company’s acquisitions in 2020 and 2019 are as follows:
Fair value of assets acquired	$--	$16,277	$900
Cash paid for assets	--	(15,446)	(765)
Note payable for deferred purchase price obligation	--	--	(135)
Liabilities assumed	$--	$831	$--

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

Fiscal Year End

The Company’s fiscal year is a 52 or 53 week period ending on the last Saturday in December. Fiscal year 2021 was 52 weeks long, ending December 25, 2021. Fiscal year 2020 was 52 weeks long, ending on December 26, 2020. Fiscal year 2019 was 52 weeks long, ending December 28, 2019.

Cash and Cash Equivalents

Highly liquid financial instruments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Cash and cash equivalent balances may at times be in excess of federally insured limits. The Company maintains its cash and cash equivalent balances at high-credit quality financial institutions. Book overdrafts that result from outstanding checks in excess of our bank balance are reclassified to accrued liabilities. As of December 25, 2021, the Company reclassed $4.7 million of book overdrafts to accrued liabilities. As of December 26, 2020, the Company reclassed $5.0 million of book overdrafts to accrued liabilities.

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

Inventories

Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower of cost or net realizable value. This inventory valuation reserve totaled $748 thousand and $697 thousand at fiscal year-end 2021 and 2020, respectively. Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

In Thousands	2021	2020

Raw materials	$9,142	$9,121
Work in process	3,529	3,538
Finished goods	79,711	59,829
	$92,382	$72,488

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

In Thousands	2021	2020

Land	$2,255	$1,943
Buildings and leasehold improvements	24,175	18,798
Machinery and equipment	31,853	28,083
Total cost	58,283	48,824
Accumulated depreciation and amortization	(33,347)	(30,592)
	$24,936	$18,232

The Company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. No asset impairment was recognized during the years ended 2021, 2020, or 2019.

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

Employee Incentive Plan

During 2017, the Company approved an incentive plan explained in Note 9. The Company accounts for this plan under the recognition and measurement principles of FASB ASC 718, Equity Based Payments.

Foreign Currency

The functional currency for the foreign operations of Escalade is the U.S. dollar. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Operations and were insignificant in fiscal years 2021, 2020, and 2019.

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

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs incurred during 2021, 2020 and 2019 were approximately $2.0 million, $1.5 million, and $1.6 million, respectively.

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

In Thousands	2021	2020	2019

Beginning balance	$962	$688	$702
Additions	2,487	1,648	1,736
Deductions	(2,330)	(1,374)	(1,750)
Ending balance	$1,119	$962	$688

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

In Thousands	2021	2020	2019

Beginning balance	$697	$786	$456
Additions	446	831	756
Deductions	(395)	(920)	(426)
Ending balance	$748	$697	$786

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

In Thousands	2021	2020	2019

Beginning balance	$896	$483	$532
Additions (Reductions)	(408)	473	322
Deductions	(31)	(60)	(371)
Ending balance	$457	$896	$483

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

In Thousands	2021	2020	2019

Beginning balance	$2,296	$1,292	$1,550
Additions	12,930	11,940	7,292
Deductions	(12,886)	(10,936)	(7,550)
Ending balance	$2,340	$2,296	$1,292

Note 3 —    Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands	2021	2020

Employee compensation	$5,573	$7,685
Customer related allowances and accruals	8,775	7,532
Other accrued items	10,037	9,054
	$24,385	$24,271

Note 4 —    Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 6 years. As of December 25, 2021, the Company has not entered into any lease arrangements classified as a finance lease.

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

ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Components of lease expense and other information is as follows:

All Amounts in Thousands	Twelve Months Ended December 25, 2021	Twelve Months Ended December 26, 2020

Lease Expense
Operating Lease Cost	$1,489	$828
Short-term Lease Cost	3,019	973
Variable Lease Cost	378	250
Total Operating Lease Cost	$4,886	$2,051

Operating Lease – Operating Cash Flows	$1,347	$762
New ROU Assets – Operating Leases (non-cash)	$2,347	$1,282

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Period Ended December 25, 2021	Period Ended December 26, 2020
Weighted Average Remaining Lease Term – Operating Leases (in years)	3.97	2.24
Weighted Average Discount Rate – Operating Leases	5.00%	5.00%

Future minimum lease payments under non-cancellable leases as of December 25, 2021 were as follows:

All Amounts in Thousands

Year 1	$891
Year 2	412
Year 3	341
Year 4	312
Year 5	289
Thereafter	197
Total future minimum lease payments	2,442
Less imputed interest	(237)
Total	$2,205

Reported as of December 25, 2021
Current operating lease liabilities	818
Long-term operating lease liabilities	1,387
Total	$2,205

As of December 25, 2021, we have entered into a lease for additional warehouse and operations which has not yet commenced. Although the location is currently under construction, we do not control the building during construction, and are thus not deemed to be the owner during construction. Amounts in the table above exclude legally binding minimum lease payments for the lease signed but not yet commenced of $9.9 million.

Note 5 —    Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

	2021		2020
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	24,715	24,068	24,715	23,860
Non-compete agreements	2,749	2,749	2,749	2,749
Customer list	18,017	8,100	18,017	6,669
Trademarks	9,736	266	9,736	174
Developed technology	475	301	475	206
License agreements	700	130	700	89
	56,392	35,614	56,392	33,747

Amortization expense was $1.9 million, $1.5 million and $1.5 million for 2021, 2020 and 2019, respectively.

Estimated future amortization expense is summarized in the following table:

In Thousands	2022	2023	2024	2025	2026	Thereafter

Sporting Goods	1,847	1,769	1,644	1,595	1,547	4,592

All goodwill is allocated to the operating segment of the business. The changes in the carrying amount of goodwill were:

In Thousands	Sporting Goods

Balance at December 28, 2019	$26,749
Acquisition	5,946
Balance at December 26, 2020	$32,695
Acquisition	--
Balance at December 25, 2021	$32,695

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

Note 6 —    Borrowings

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

On July 7, 2021, the Company and its wholly owned subsidiary, Indian Industries, Inc. (“Indian”), entered into the Fourth Amendment dated as of July 7, 2021 (the “Fourth Amendment”) to the Amended and Restated Credit Agreement dated as of January 21, 2019 among the Company, Indian, each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent and as Lender (the “Lender”), as amended (the “Credit Agreement”). Under the terms of the Fourth Amendment, the Lender extended a $50.0 million term loan to the Company and reduced the maximum availability under the senior revolving credit facility from $75.0 million to $50.0 million. The proceeds of the term loan are being used to pay down the Company’s outstanding indebtedness under the revolving credit facility, with the balance of the term loan proceeds being available for general working capital purposes. The maturity date of the term loan is July 7, 2026 and the maturity date of the revolving credit facility likewise was extended to July 7, 2026. The Company may prepay the revolving credit facility, in whole or in part, and reborrow prior to the revolving loan maturity date.

Each loan will bear interest at the Adjusted LIBO Rate for the interest period in effect plus the Applicable Rate. Applicable Rate means the applicable rate per annum set forth below, based upon Escalade’s Funded Debt to Adjusted Ratio as of the most recent determination date:

Funded Debt to EBITDA Ratio	Revolving Eurodollar Borrowing	ABR Revolving Borrowing		Letter of Credit Fee	Commitment Fee
Category 1 Greater than or equal to 2.50 to 1.0	2.25%	0.25%		2.25%	0.35%
Category 2 Greater than or equal to 1.50 to 1.0 but less than 2.50 to 1.0	2.00%	-0-		2.00%	0.35%
Category 3 Less than 1.50 to 1.0	1.75%	(0.25%	)	1.75%	0.35%

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

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:

In Thousands	2021	2020

Senior secured revolving credit facility of $50.0 million with a maturity of July 7, 2026. The interest rate at December 25, 2021 was 3.00% and 2.15% at December 26, 2020.	$10,515	$30,073

Term loan of $50.0 million with a maturity date of July 7, 2026. The interest rate at December 25, 2021, was 2.97%.	47,024	--

	57,539	30,073
Current portion of long-term debt	(7,143)	--
	$50,396	$30,073

The Company makes monthly principal payments under the Term loan of $595 thousand. Maturities of long-term debt outstanding at December 25, 2021 are as follows: $7.1 million in 2022, $7.1 million in 2023, $7.1 million in 2024, $7.1 million in 2025 and $29.0 million in 2026.

Note 7 —    Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

In Thousands	2021	2020	2019

Weighted average common shares outstanding	13,747	14,096	14,407
Dilutive effect of stock options and restricted stock units	119	129	32
Weighted average common shares outstanding, assuming dilution	13,866	14,225	14,439

Number of anti-dilutive stock options and unvested restricted stock units	--	58	80

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 8 —    Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for all employees. The Company’s contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company’s expense for the plan was $1,041 thousand, $841 thousand and $816 thousand for 2021, 2020 and 2019, respectively.

Note 9 —    Stock Compensation Plans

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

Restricted Stock Awards

During 2021, and pursuant to the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 5,683 shares of common stock. In 2021, the Company awarded 13,332 restricted stock units to directors and 37,283 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. All of the 2021 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee is still employed by the Company on the vesting date.

A summary of restricted stock awards activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested stock units as of December 28, 2019	128,636	$11.78
Granted	171,519	7.67
Vested	(56,079)	11.39
Forfeited	--	--
Non-vested stock units as of December 26, 2020	244,076	$8.98
Granted	50,615	20.74
Vested	(84,887)	8.98
Forfeited	(55,684)	7.99
Non-vested stock units as of December 25, 2021	154,120	$13.19

When vesting is dependent on certain market criteria, the fair value of restricted stock units is determined by the use of Monte Carlo techniques. The market price of the Company’s stock on the grant date is used to value restricted stock units where vesting is not contingent on market criteria. In 2021, 2020, and 2019 the Company recognized $902 thousand, $1,011 thousand, and $505 thousand respectively in compensation expense related to restricted stock units and as of December 25, 2021 and December 26, 2020, there was $629 thousand and $926 thousand respectively, of unrecognized compensation expense related to restricted stock units.

Stock Options

Total compensation expense recorded in the statements of operations for 2021, 2020 and 2019 relating to stock options was zero, $5 thousand and $8 thousand, respectively. No stock options were awarded during 2021, 2020 or 2019.

The following table summarizes option activity for each of the three years ended 2021:

	Incentive Stock Options		Director Stock Options
	Granted	Outstanding	Granted	Outstanding

2021	--	--	--	--
2020	--	10,000	--	--
2019	--	20,000	--	--

The following table summarizes stock option transactions for the three years ended 2021:

	2021		2020		2019
	Shares	Option Price	Shares	Option Price	Shares	Option Price

Outstanding at beginning of year	10,000	$14.39	20,000	$14.39	35,000	$11.86	to	$14.39
Issued during year	--	--	--	--	--			--
Canceled or expired	--	--	--	--	(5,000)		$11.86
Exercised during year	(10,000)	$14.39	(10,000)	$14.39	(10,000)		$11.86
Outstanding at end of year	--	--	10,000	$14.39	20,000		$14.39
Exercisable at end of year	--		10,000		6,666
Weighted-average fair value of options granted during the year	--		--		--

The total intrinsic value of options exercised was zero, $73 thousand and zero for 2021, 2020 and 2019, respectively.

There were no stock options outstanding at December 25, 2021.

Note 10 —    Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands	2021	2020	2019

Income before taxes:	$30,549	$32,922	$8,934
Provision (benefit) for taxes:
Current
Federal	$4,819	$5,479	$1,419
State	758	854	129
	5,577	6,333	1,548
Deferred
Federal	408	665	367
State	159	(10)	(239)
	567	655	128
	$6,144	$6,988	$1,676

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands	2021	2020	2019

Income tax at statutory rate	$6,415	$6,914	$1,876
Increase (decrease) in income tax resulting from
State tax expense, net of federal effect	724	668	(86)
Federal true-ups	(38)	(103)	(60)
Federal tax credits	(251)	(114)	(93)
Captive insurance earnings	(456)	(443)	--
Incentive stock options	(214)	(4)	(1)
Other	(36)	70	40
Recorded provision for income taxes	$6,144	$6,988	$1,676

The provision for income taxes was computed based on financial statement income. In accordance with FASB ASC 740, the Company has an uncertain tax position as of and for the years ended December 25, 2021 and December 26, 2020. Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company is subject to future examinations by federal, state and other tax authorities for all years after 2017.

The Company has state, net of federal benefit, research tax credit carryforwards of $244 thousand as of December 25, 2021. The state research tax credit carryforwards begin to expire in 2021. A valuation allowance has been established in the amount of $23 thousand as of December 25, 2021 related to the state tax credit carryforwards, leaving an ending deferred, net of federal benefit, in the amount of $221 thousand. The decrease in the valuation allowance relates to the statutory expiration of prior year credits. The valuation allowance is based on the historical results and estimated future results of the Company, as it is the judgment of management not all of these tax carryforward attributes will be realized before they begin to expire. In addition, the Company has foreign tax credit carryforwards of $95 thousand, as of December 25, 2021.

At December 25, 2021, the Company had domestic federal income taxes receivable of $631 thousand, domestic state income taxes receivable of $108 thousand, and transition tax payable of $387 thousand recorded. At December 26, 2020, the Company had domestic federal income taxes receivable of $180 thousand, domestic state income taxes payable of $123 thousand, and transition tax payable of $387 thousand recorded.

The components of the net deferred tax liabilities are as follows:

In Thousands	2021	2020
Assets
Valuation reserves	$1,248	$1,042
Stock based compensation	329	297
Federal and state credits	339	353
Lease obligation	515	378
Other	34	29
Net operating loss carry forward	--	2
Total assets	2,465	2,101

Liabilities
Property and equipment	(1,474)	(1,024)
Goodwill and intangible assets	(4,973)	(4,685)
Lease – right of use asset	(517)	(376)
Prepaid insurance	(237)	(182)
Total liabilities	(7,201)	(6,267)

Valuation Allowance
Beginning balance	(27)	--
(Increase) Decrease during period	4	(27)
Ending balance	(23)	(27)
	$(4,759)	$(4,193)

The following table reconciles the total amounts of unrecognized tax benefits:

In Thousands	2021	2020	2019

Balance at beginning of year	$61	$--	$--
Increases related to prior year tax positions	-	-	-
Decreases related to prior year tax positions	-	-	-
Increases related to current year tax positions	-	61	-
Settlements	-	-	-
Closure of tax years	-	-	-
Balance at end of year	$61	$61	$--

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $48 thousand at December 25, 2021 and December 26, 2020, that if recognized, would affect the effective tax rate on income from continuing operations.

The Company had no accrued interest and penalties related to taxes, recognized as a liability, as of December 25, 2021.

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

Note 11 —    Operating Segment and Geographic Information

The following table presents certain operating segment information.

In Thousands	2021	2020	2019

Sporting Goods
Net revenue	$313,612	$273,649	$180,541
Operating income	31,534	32,685	8,611
Interest expense	1,510	250	358
Provision for taxes	8,295	8,951	2,272
Net income	21,892	23,625	5,997
Identifiable assets	241,547	211,253	141,167
Depreciation & amortization	4,835	4,016	4,031
Capital expenditures	9,696	5,455	2,185

All Other
Net revenue	--	--	--
Operating income	362	347	664
Interest expense (income)	--	--	(2)
Provision (benefit) for taxes	(2,151)	(1,963)	(596)
Net income	2,513	2,309	1,261
Identifiable assets	10,251	9,452	7,612
Depreciation & amortization	--	--	--
Capital expenditures	--	--	--

Total
Net revenue	313,612	273,649	180,541
Operating income	31,896	33,032	9,275
Interest expense	1,510	250	356
Provision for taxes	6,144	6,988	1,676
Net income	24,405	25,934	7,258
Identifiable assets	251,798	220,705	148,779
Depreciation & amortization	4,835	4,016	4,031
Capital expenditures	9,696	5,455	2,185

Each operating segment is individually managed and has separate financial results that are reviewed by the Company’s management. There were no changes to the composition of segments in 2021. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

All Other consist of general and administrative expenses not specifically related to the operating business segments.

Interest expense is allocated to operating segments based on working capital usage and the provision for taxes is allocated based on a combined federal and state statutory rate of 27.5% adjusted for actual taxes on foreign income. Permanent tax adjustments and timing differences are included in the all other segment.

Identifiable assets are principally those assets used in each segment. The assets in the all other segment are principally cash and cash equivalents; and deferred tax assets.

The Company had net assets of $15.8 million and $16.0 million located in Mexico as of December 25, 2021 and December 26, 2020, respectively.

During 2021, 2020 and 2019, the Company had one customer, Amazon.com, Inc., that accounted for approximately 21%, 23% and 21%, respectively of the Company’s revenues. During 2021, 2020 and 2019 the Company had another customer, Dick’s Sporting Goods, which accounted for approximately 11%, 13% and 13%, respectively, of the Company’s revenues.

As of December 25, 2021, the Company had approximately 24%, 17% and 10% of its total accounts receivable with Amazon.com, Inc., Academy Sports and Outdoors, Inc. and Dick’s Sporting Goods, respectively. As of December 26, 2020, the Company had approximately 26%, 14% and 11% of its total accounts receivable with Amazon.com, Inc., Academy Sports and Outdoors, Inc. and Dick’s Sporting Goods, respectively.

As of December 25, 2021, approximately 28 employees of the Company's labor force were covered by a collective bargaining agreement that expires on January 31, 2025.

Raw materials for Escalade’s various product lines consist of wood, tempered glass, particle board, standard grades of steel and steel tubing, aluminum, engineering plastics, fiberglass and packaging materials. Escalade relies upon domestic, Mexico, and Asian suppliers for these materials and upon various Asian manufacturers for many of its products.

Net sales are attributed to country based on location of customer. Net sales by geographic region/country were as follows:

In Thousands	2021	2020	2019

North America	$309,211	$270,173	$178,069
Europe	2,153	1,555	1,001
Other	2,248	1,921	1,471
	$313,612	$273,649	$180,541

Note 12 —    Summary of Quarterly Results

In thousands, except per share data (unaudited)	March 20	July 10	October 2	December 25

2021
Net Sales	$59,191	$99,679	$81,298	$73,444
Operating Income	7,129	10,686	7,672	6,409
Net income	5,442	8,126	5,966	4,871

Basic Earnings Per Share Data:	$0.39	$0.59	$0.44	$0.36
Diluted Earnings Per Share Data:	$0.39	$0.58	$0.43	$0.36

In thousands, except per share data (unaudited)	March 21	July 11	October 6	December 26

2020
Net Sales	$37,289	$83,524	$78,069	$74,767
Operating Income	2,424	10,872	12,815	6,921
Net income	1,951	8,710	10,186	5,087

Basic Earnings Per Share Data:	$0.14	$0.62	$0.72	$0.36
Diluted Earnings Per Share Data:	$0.14	$0.61	$0.71	$0.36

Note 13 —    Acquisitions

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

Note 14 —    Commitments and Contingencies

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

The Company has entered into various agreements whereby it is required to make royalty and license payments. At December 25, 2021, the Company had future estimated minimum non-cancelable royalty and license payments as follows:

In Thousands	Amount

2022	$960
2023	788
2024	566
2025	579
2026	599
Thereafter	1,925
$5,417

Note 15 —    Fair Values of Financial Instruments

The following methods were used to estimate the fair value of all financial instruments recognized in the accompanying balance sheets at amounts other than fair values.

Cash and Cash Equivalents and Time Deposits

Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity.

Notes Payable and Long-term Debt

The Company believes the carrying value of long-term debt, including the current portion of long-term debt, adequately reflects the fair value of these instruments.

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 at December 25, 2021 and December 26, 2020.

		Fair Value Measurements Using
2021 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$4,374	$4,374	$--	$--

Financial liabilities
Current portion of long-term debt	$7,143	$--	$7,143	$--
Long-term debt	$50,396	$--	$50,396	$--

		Fair Value Measurements Using
2020 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,505	$3,505	$--	$--

Financial liabilities
Long-term debt	$30,073	$--	$30,073	$--

Note 16 —    Revenue from Contracts with Customers

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

	Years Ended
All Amounts in Thousands	December 25, 2021	December 26, 2020	December 28, 2019

Gross Sales by Channel:
Mass Merchants	$115,949	$104,147	$66,428
Specialty Dealers	96,166	80,419	53,878
E-commerce	119,550	109,297	74,029
International	11,337	8,226	6,562
Other	3,240	2,312	2,475
Total Gross Sales	346,242	304,401	203,372

Less: Gross-to-Net Sales Adjustments
Returns	8,304	7,837	5,415
Warranties	2,488	1,648	1,736
Customer Allowances	21,838	21,267	15,680
Total Gross-to-Net Sales Adjustments	32,630	30,752	22,831
Total Net Sales	$313,612	$273,649	$180,541

Contract Balances – The following table provides information on changes in our contract liability balances during the twelve month periods ended December 25, 2021, December 26, 2020 and December 28, 2019.

Years Ended
All Amounts in Thousands	December 25, 2021	December 26, 2020	December 28, 2019

Increase due to cash received, excluding amounts recognized as revenue during the period	$-	$-	$-
Revenue recognized that was included in the contract liability balance at the beginning of the period	-	-	(413)
Increase in contract liability during the period	$-	$-	$-

Note 17 —    Subsequent Events

On January 21, 2022, the Company completed its acquisition of the assets constituting the Brunswick Billiards business of Life Fitness, LLC. The estimated purchase price of the acquisition is $36.4 million, subject to final adjustment for net working capital as of the closing date. The acquisition was funded by cash and the Company’s revolving credit facility. The Company has not yet finalized the purchase price or its final evaluation of the fair value of certain items.

On January 21, 2022, the Company entered into an Amended and Restated Credit Agreement (“Restated Credit Agreement”) with its issuing bank, JP Morgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the Restated Credit Agreement (collectively, the “Lender”). Under the terms of the Restated Credit Agreement, Old National Bank has been added as a Lender. The Lenders have now made available to the Company a senior revolving credit facility with increased maximum availability of $65.0 million (the “Revolving Facility”), up from $50.0 million, plus an accordion feature that would allow borrowings up to $90.0 million under the Revolving Facility subject to certain terms and conditions. The maturity date of the revolving credit facility was extended to January 21, 2027. The Company may prepay the Revolving Facility, in whole or in part, and reborrow prior to the revolving loan maturity date. The Restated Credit Agreement further extended the maturity date for the term loan facility to January 21, 2027. As of January 21, 2022, the outstanding principal amount of the term loan is $46.4 million.

Each loan will bear interest at the Adjusted LIBO Rate for the interest period in effect plus the Applicable Rate. Applicable Rate means the applicable rate per annum set forth below, based upon Escalade’s Funded Debt to Adjusted Ratio as of the most recent determination date:

Funded Debt to EBITDA Ratio	Revolving Commitment ABR Spread		Revolving Commitment Term Benchmark Spread	Letter of Credit Fee	Commitment Fee Rate
Category 1 Greater than or equal to 2.50 to 1.0	0.25%		2.00%	2.00%	0.30%
Category 2 Greater than or equal to 1.50 to 1.0 but less than 2.50 to 1.0	-0-		1.75%	1.75%	0.25%
Category 3 Less than 1.50 to 1.0	(0.25%	)	1.50%	1.50%	0.20%

The Applicable Rate shall be determined as of the end of each quarter based upon the Company’s annual or quarterly consolidated financial statements and shall be effective during the period commencing the date of delivery to the agent.

In addition to the increased revolving borrowing amount and extended maturity dates, other significant changes reflected in the Restated Credit Agreement include: specifying that Indian’s acquisition of the assets of the Brunswick Billiards business is a permitted acquisition; providing a $7.5 million swingline commitment by Chase; replacing LIBOR with the replacement benchmark secured overnight financing rate as previously contemplated; and adjustments to certain financial covenants relating to the fixed charge coverage ratio. Escalade’s indebtedness under the Restated Credit Agreement continues to be collateralized by liens on all of the present and future equity of each of Escalade’s domestic subsidiaries and substantially all of the assets of the Company (excluding real estate). Each direct and indirect domestic subsidiary of Escalade and Indian has secured its guaranty of indebtedness incurred under the Revolving Facility with a first priority security interest and lien on all of such subsidiary’s assets. Escalade, Indian and all of the domestic subsidiaries have entered into an Amended and Restated Pledge and Security Agreement dated January 21, 2022 in favor of the Lender to continue the existing liens, previously existing under the original pledge and security agreements entered into on April 30, 2009, as amended, and thereafter for subsidiaries created or acquired after that date. The obligations, guarantees, liens and other interests granted by Escalade, Indian, and their domestic subsidiaries continue in full force and effect.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED By: /s/ Walter P. Glazer, Jr.	February 22, 2022
Walter P. Glazer, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Walter P. Glazer, Jr. Walter P. Glazer, Jr.	Chairman and Director and President and Chief Executive Officer	February 22, 2022

/s/ Katherine F. Franklin	Director	February 22, 2022
Katherine F. Franklin

/s/ Edward E. Williams	Director	February 22, 2022
Edward E. Williams

/s/ Richard Baalmann, Jr.	Director	February 22, 2022
Richard Baalmann, Jr.

/s/ Patrick Griffin Patrick Griffin	Director	February 22, 2022

/s/ Stephen R. Wawrin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2022
Stephen R. Wawrin