Form 10-Q
period 2022-03-19
ESCALADE INC
filed 2022-04-14
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 19, 2022 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 8, 2022
Common, no par value	13,585,096

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	March 19, 2022	December 25, 2021	March 20, 2021
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,392	$4,374	$5,879
Receivables, less allowance of $566; $457; and $954; respectively	67,301	65,991	54,475
Inventories	114,605	92,382	91,425
Prepaid expenses	12,716	7,569	4,044
Prepaid income tax	--	739	--
TOTAL CURRENT ASSETS	201,014	171,055	155,823

Property, plant and equipment, net	28,812	24,936	18,962
Operating lease right-of-use assets	1,896	2,210	2,147
Intangible assets, net	36,208	20,778	22,216
Goodwill	38,837	32,695	32,695
Other assets	294	124	117
TOTAL ASSETS	$307,061	$251,798	$231,960

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,143	$7,143	$--
Trade accounts payable	27,378	15,847	22,708
Accrued liabilities	19,875	24,385	12,194
Income tax payable	1,087	--	1,456
Current operating lease liabilities	604	818	1,310
TOTAL CURRENT LIABILITIES	56,087	48,193	37,668

Other Liabilities:
Long‑term debt	92,850	50,396	46,907
Deferred income tax liability	4,759	4,759	4,193
Operating lease liabilities	1,298	1,387	844
Other liabilities	448	448	448
TOTAL LIABILITIES	155,442	105,183	90,060

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,585,096; 13,493,332; and 13,924,754; shares respectively	13,585	13,493	13,925
Retained earnings	138,034	133,122	127,975
TOTAL STOCKHOLDERS' EQUITY	151,619	146,615	141,900
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$307,061	$251,798	$231,960

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Per Share Data	March 19, 2022	March 20, 2021

Net sales	$72,380	$59,191

Costs and Expenses
Cost of products sold	52,261	41,757
Selling, administrative and general expenses	10,526	9,876
Amortization	570	429

Operating Income	9,023	7,129

Other Income (Expense)
Interest expense	(560)	(234)
Other income	43	35

Income Before Income Taxes	8,506	6,930

Provision for Income Taxes	1,852	1,488

Net Income	$6,654	$5,442

Earnings Per Share Data:
Basic earnings per share	$0.49	$0.39
Diluted earnings per share	$0.49	$0.39

Dividends declared	$0.15	$0.14

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at December 26, 2020	13,919	$13,919	$125,237	$139,156

Net income			5,442	5,442
Expense of stock options and restricted stock units			111	111
Exercise of stock options	10	10	134	144
Settlement of restricted stock units	45	45	(45)	--
Dividends declared			(1,950)	(1,950)
Purchase of stock	(49)	(49)	(954)	(1,003)

Balances at March 20, 2021	13,925	$13,925	$127,975	$141,900

Balances at December 25, 2021	13,493	$13,493	$133,122	$146,615

Net income			6,654	6,654
Expense of restricted stock units			388	388
Settlement of restricted stock units	92	92	(92)	--
Dividends declared			(2,038)	(2,038)

Balances at March 19, 2022	13,585	$13,585	$138,034	$151,619

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands	March 19, 2022	March 20, 2021

Operating Activities:
Net income	$6,654	$5,442
Depreciation and amortization	1,473	1,134
Provision for doubtful accounts	99	55
Stock-based compensation	388	111
Loss (gain) on disposal of property and equipment	--	(26)
Adjustments necessary to reconcile net income to net cash provided by operating activities	(11,486)	(16,958)
Net cash used by operating activities	(2,872)	(10,242)

Investing Activities:
Purchase of property and equipment	(730)	(1,451)
Proceeds from sale of property and equipment	--	42
Acquisitions	(34,616)	--
Net cash used by investing activities	(35,346)	(1,409)

Financing Activities:
Proceeds from issuance of long-term debt	72,830	49,072
Payments on long-term debt	(30,376)	(32,238)
Proceeds from exercise of stock options	--	144
Purchase of stock	--	(1,003)
Deferred financing fees	(180)	--
Cash dividends paid	(2,038)	(1,950)
Net cash provided by financing activities	40,236	14,025
Net increase in cash and cash equivalents	2,018	2,374
Cash and cash equivalents, beginning of period	4,374	3,505
Cash and cash equivalents, end of period	$6,392	$5,879

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for its annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 25, 2021 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2021 filed with the Securities and Exchange Commission.

Note B ‑ Seasonal Aspects

The results of operations for the three months ended March 19, 2022 and March 20, 2021 are not necessarily indicative of the results to be expected for the full year.

Note C ‑ Inventories

In thousands	March 19, 2022	December 25, 2021	March 20, 2021

Raw materials	$9,395	$9,142	$9,749
Work in progress	4,318	3,529	4,074
Finished goods	100,892	79,711	77,602
	$114,605	$92,382	$91,425

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at March 19, 2022, December 25, 2021 and March 20, 2021.

		Fair Value Measurements Using
March 19, 2022 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$6,392	$6,392	$--	$--

Financial liabilities
Current portion of long-term debt	$7,143	$--	$7,143	$--
Long-term debt	$92,850	$--	$92,850	$--

		Fair Value Measurements Using
December 25, 2021 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$4,374	$4,374	$--	$--

Financial liabilities
Current portion of long-term debt	$7,143	$--	$7,143	$--
Long-term debt	$50,396	$--	$50,396	$--

		Fair Value Measurements Using
March 20, 2021 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$5,879	$5,879	$--	$--

Financial liabilities
Long-term debt	$46,907	$--	$46,907	$--

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the three months ended March 19, 2022, the Company awarded 15,000 restricted stock units to directors and 196,254 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2022 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee is still employed by the Company on the vesting date.

For the three months ended March 19, 2022 and March 20, 2021, the Company recognized stock based compensation expense of $388 thousand and $111 thousand, respectively. At March 19, 2022 and March 20, 2021, respectively, there was $3.2 million and $1.5 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note F ‑ Segment Information

	As of and for the Three Months Ended March 19, 2022
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$72,380	$--	$72,380
Operating income (loss)	9,535	(512)	9,023
Net income	6,541	113	6,654
Total assets	$300,074	$6,987	$307,061

	As of and for the Three Months Ended March 20, 2021
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$59,191	$--	$59,191
Operating income (loss)	7,595	(466)	7,129
Net income (loss)	5,362	80	5,442
Total assets	$225,183	$6,777	$231,960

Note G – Dividend Payment

On March 21, 2022, the Company paid a quarterly dividend of $0.15 per common share to all shareholders of record on March 14, 2022 (the amount was funded to the transfer agent by the Company on March 17, 2022). The total amount of the dividend was approximately $2.0 million and was charged against retained earnings.

Note H ‑ Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
In thousands	March 19, 2022	March 20, 2021

Weighted average common shares outstanding	13,509	13,880
Dilutive effect of stock options and restricted stock units	138	97
Weighted average common shares outstanding, assuming dilution	13,647	13,977

Stock options that are anti-dilutive as to earnings per share and unvested restricted stock units which have a market condition for vesting that has not been achieved are ignored in the computation of dilutive earnings per share. The number of stock options and restricted stock units that were excluded in 2022 and 2021 were zero and 11,900, respectively.

Note I – New Accounting Standards and Changes in Accounting Principles

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 19, 2022, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021, that are of significance, or potential significance to the Company.

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

	Three Months Ended
All Amounts in Thousands	March 19, 2022	March 20, 2021

Gross Sales by Channel:
Mass Merchants	$27,030	$18,396
Specialty Dealers	25,343	22,560
E-commerce	22,856	21,226
International	4,080	2,727
Other	774	571
Total Gross Sales	80,083	65,480

Less: Gross-to-Net Sales Adjustments
Returns	2,170	1,615
Warranties	625	582
Customer Allowances	4,908	4,092
Total Gross-to-Net Sales Adjustments	7,703	6,289
Total Net Sales	$72,380	$59,191

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our commenced leases have remaining lease terms of 1 year to 5 years. As of March 19, 2022, the Company has not entered into any lease arrangements classified as a finance lease.

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

	Three Months Ended
All Amounts in Thousands	March 19, 2022	March 20, 2021

Lease Expense
Operating Lease Cost	$338	$311
Short-term Lease Cost	501	523
Variable Lease Cost	182	86
Total Operating Lease Cost	$1,021	$920

Operating Lease – Operating Cash Flows	$303	$255
New ROU Assets – Operating Leases (non-cash)	$--	$827
Weighted Average Remaining Lease Term – Operating Leases (in years)	4.12	1.90
Weighted Average Discount Rate – Operating Leases	5.00%	5.00%

Future minimum lease payments under non-cancellable leases as of March 19, 2022 were as follows:

All Amounts in Thousands

Year 1	$563
Year 2	412
Year 3	341
Year 4	312
Year 5	289
Thereafter	197
Total future minimum lease payments	2,114
Less imputed interest	(212)
Total	$1,902

Reported as of March 19, 2022
Current operating lease liabilities	604
Long-term operating lease liabilities	1,298
Total	$1,902

As of March 19, 2022, we have entered into a lease for additional warehouse and operations which has not yet commenced. Although the location is currently under construction, we do not control the building during construction, and are thus not deemed to be the owner during construction. Amounts in the table above exclude legally binding minimum lease payments for leases signed but not yet commenced of $9.9 million.

Note L – Commitments and Contingencies

The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

Note M – Acquisition

On January 21, 2022, the Company completed its acquisition of the assets constituting the Brunswick Billiards business of Life Fitness, LLC. The estimated purchase price of the acquisition is $34.6 million, subject to final adjustment for net working capital as of the closing date. The acquisition was funded by cash and the Company’s revolving credit facility. The Company has not yet finalized the purchase price or its final evaluation of the fair value of certain items, including net working capital. The current estimates of fair value for the more significant assets acquired and liabilities assumed were receivables ($1.2 million), inventory ($14.5 million), fixed assets, including building and land ($4.0 million), accounts payable ($4.7 million), other accrued liabilities ($2.6 million), goodwill ($6.1 million) and other intangible assets ($16.0 million).

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

The Company continues to respond to the challenges and opportunities arising from the COVID-19 pandemic. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic ends. Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the period ended March 19, 2022 are not necessarily indicative of the results to be expected for fiscal year 2022.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended
	March 19, 2022	March 20, 2021
Net revenue	100.0%	100.0%
Cost of products sold	72.2%	70.5%
Gross margin	27.8%	29.5%
Selling, administrative and general expenses	14.5%	16.7%
Amortization	0.8%	0.8%
Operating income	12.5%	12.0%

Revenue and Gross Margin

Sales increased by 22.3% for the first quarter of 2022, compared with the same period in the prior year. The increase in sales was driven by strong organic growth across the basketball, archery, pickleball, and indoor game categories, together with contributions from the Company’s acquisition of Brunswick Billiards®.

The overall gross margin percentage decreased to 27.8% for the first quarter of 2022, compared to 29.5% for 2021. The decline in gross margin was due to continued challenges related to the global supply chain, raw materials cost inflation and labor constraints.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $10.5 million for the first quarter of 2022 compared to $9.9 million for the same period in the prior year, an increase of $0.6 million or 6.6%. SG&A as a percent of sales is 14.5% for the first quarter of 2022 compared with 16.7% for the same period in the prior year.

Provision for Income Taxes

The effective tax rate for the first three months of 2022 was 21.8% compared to 21.5% for the same period last year.

Financial Condition and Liquidity

Total debt at the end of the first three months of 2022 was $100.0 million, an increase of $42.5 million from December 25, 2021. The increase in debt was largely driven by the funding of the Brunswick Billiards acquisition completed in January of 2022. The following schedule summarizes the Company’s total debt:

In thousands	March 19, 2022	December 25, 2021	March 20, 2021

Current portion of long-term debt	$7,143	$7,143	$--
Long term debt	92,850	50,396	46,907
Total Debt	$99,993	$57,539	$46,907

As a percentage of stockholders’ equity, total debt was 66.0%, 39.2% and 33.1% at March 19, 2022, December 25, 2021, and March 20, 2021 respectively.

On January 21, 2022, the Company entered into an Amended and Restated Credit Agreement (“Restated Credit Agreement”) with its issuing bank, JP Morgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the Restated Credit Agreement (collectively, the “Lender”). Under the terms of the Restated Credit Agreement, Old National Bank has been added as a Lender. The Lenders have now made available to the Company a senior revolving credit facility with increased maximum availability of $65.0 million (the “Revolving Facility”), up from $50.0 million, plus an accordion feature that would allow borrowings up to $90.0 million under the Revolving Facility subject to certain terms and conditions. The maturity date of the revolving credit facility was extended to January 21, 2027. The Company may prepay the Revolving Facility, in whole or in part, and reborrow prior to the revolving loan maturity date. The Restated Credit Agreement further extended the maturity date for the term loan facility to January 21, 2027. As of March 19, 2022, the outstanding principal amount of the term loan was $45.8 million.

Each loan bears interest at the Adjusted LIBO Rate for the interest period in effect plus the Applicable Rate. Applicable Rate means the applicable rate per annum set forth below, based upon Escalade’s Funded Debt to Adjusted Ratio as of the most recent determination date:

Funded Debt to EBITDA Ratio	Revolving Commitment ABR Spread	Revolving Commitment Term Benchmark Spread	Letter of Credit Fee	Commitment Fee Rate
Category 1 Greater than or equal to 2.50 to 1.0	0.25%	2.00%	2.00%	0.30%
Category 2 Greater than or equal to 1.50 to 1.0 but less than 2.50 to 1.0	-0-	1.75%	1.75%	0.25%
Category 3 Less than 1.50 to 1.0	(0.25%)	1.50%	1.50%	0.20%

The Applicable Rate is determined as of the end of each quarter based upon the Company’s annual or quarterly consolidated financial statements and shall be effective during the period commencing the date of delivery to the agent.

In addition to the increased revolving borrowing amount and extended maturity dates, other significant changes reflected in the Restated Credit Agreement included: specifying that Indian’s acquisition of the assets of the Brunswick Billiards business is a permitted acquisition; providing a $7.5 million swingline commitment by Chase; replacing LIBOR with the replacement benchmark secured overnight financing rate as previously contemplated; and adjustments to certain financial covenants relating to the fixed charge coverage ratio. Escalade’s indebtedness under the Restated Credit Agreement continues to be collateralized by liens on all of the present and future equity of each of Escalade’s domestic subsidiaries and substantially all of the assets of the Company (excluding real estate). Each direct and indirect domestic subsidiary of Escalade and Indian has secured its guaranty of indebtedness incurred under the Revolving Facility with a first priority security interest and lien on all of such subsidiary’s assets. Escalade, Indian and all of the domestic subsidiaries entered into an Amended and Restated Pledge and Security Agreement dated January 21, 2022 in favor of the Lender to continue the existing liens, previously existing under the original pledge and security agreements entered into on April 30, 2009, as amended, and thereafter for subsidiaries created or acquired after that date. The obligations, guarantees, liens and other interests granted by Escalade, Indian, and their domestic subsidiaries continue in full force and effect.

The Company funds working capital requirements, shareholder dividends, and stock repurchases through operating cash flows and revolving credit agreements with its Lenders. The Company expects that cash generated from its 2022 operations and its access to adequate levels of revolving credit will provide it with sufficient cash flows for its operations and to meet growth needs.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2022.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

None.

Item 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional risks or uncertainties that are not presently known to us or that we currently do not consider material to our business. As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021, which risk factors are incorporated herein by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 12/25/2021 under the current repurchase program.	2,153,132	$13.38	2,153,132	$4,153,252
First quarter purchases:
12/26/2021–1/22/2022	None	None	No Change	No Change
1/23/2022-2/19/2022	None	None	No Change	No Change
2/20/2022-3/19/2022	None	None	No Change	No Change
Total share purchases under the current program	2,153,132	$13.38	2,153,132	$4,153,252

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. In December 2020, the Board of Directors increased the stock repurchase program to $15,000,000. From its inception date through March 19, 2022, the Company has repurchased 2,153,132 shares of its common stock under this repurchase program for an aggregate price of $28,812,686. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.	OTHER INFORMATION.

None.

Item 6. EXHIBITS

Number	Description
2.1

Asset Purchase Agreement dated December 30, 2021, by and between Indian Industries, Inc. d/b/a Escalade Sports and Life Fitness, LLC (without exhibits and schedules, which Escalade has determined are not material). Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 3, 2022.

3.1	Articles of Incorporation of Escalade, Incorporated. Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q.

3.2	Amended By-laws of Escalade, Incorporated, as amended April 22, 2014. Incorporated by reference from the Company’s 2014 First Quarter Report on Form 10-Q.

10.1

Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material). Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 24, 2022.

10.2

Amended and Restated Pledge and Security Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material. Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 24, 2022.

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

ESCALADE, INCORPORATED

Date: April 14, 2022	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)