Form 10-Q
period 2022-07-09
ESCALADE INC
filed 2022-08-04
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 9, 2022 or

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

Yes☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2022
Common, no par value	13,590,407

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	July 9, 2022	December 25, 2021	July 10, 2021
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,195	$4,374	$10,641
Receivables, less allowance of $726; $457; and $717; respectively	60,011	65,991	52,248
Inventories	130,246	92,382	86,612
Prepaid expenses	7,263	7,569	4,775
Prepaid income tax	621	739	--
TOTAL CURRENT ASSETS	204,336	171,055	154,276

Property, plant and equipment, net	28,344	24,936	20,792
Operating lease right-of-use assets	9,318	2,210	2,079
Intangible assets, net	35,353	20,778	21,638
Goodwill	39,226	32,695	32,695
Other assets	275	124	137
TOTAL ASSETS	$316,852	$251,798	$231,617

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,143	$7,143	$7,143
Trade accounts payable	24,650	15,847	14,705
Accrued liabilities	20,483	24,385	14,875
Income tax payable	--	--	180
Current operating lease liabilities	676	818	1,526
TOTAL CURRENT LIABILITIES	52,952	48,193	38,429

Other Liabilities:
Long‑term debt	94,040	50,396	42,857
Deferred income tax liability	4,759	4,759	4,193
Operating lease liabilities	8,660	1,387	557
Other liabilities	448	448	448
TOTAL LIABILITIES	160,859	105,183	86,484

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,590,407; 13,493,332; and 13,779,489; shares respectively	13,590	13,493	13,779
Retained earnings	142,403	133,122	131,354
TOTAL STOCKHOLDERS' EQUITY	155,993	146,615	145,133
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$316,852	$251,798	$231,617

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
All Amounts in Thousands Except Per Share Data	July 9, 2022	July 10, 2021	July 9, 2022	July 10, 2021

Net sales	$94,337	$99,679	$166,717	$158,870

Costs and Expenses
Cost of products sold	70,613	74,606	122,874	116,363
Selling, administrative and general expenses	14,680	13,810	25,206	23,686
Amortization	855	577	1,425	1,006

Operating Income	8,189	10,686	17,212	17,815

Other Income (Expense)
Interest expense	(948)	(387)	(1,508)	(621)
Other income	29	21	72	56

Income Before Income Taxes	7,270	10,320	15,776	17,250

Provision for Income Taxes	1,597	2,194	3,449	3,682

Net Income	$5,673	$8,126	$12,327	$13,568

Earnings Per Share Data:
Basic earnings per share	$0.42	$0.59	$0.91	$0.98
Diluted earnings per share	$0.42	$0.58	$0.91	$0.97

Dividends declared	$0.15	$0.14	$0.30	$0.28

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at March 20, 2021	13,925	$13,925	$127,975	$141,900

Net income			8,126	8,126
Expense of stock options and restricted stock units			326	326
Settlement of restricted stock units	1	1	(1)	--
Dividends declared			(1,937)	(1,937)
Purchase of stock	(153)	(153)	(3,264)	(3,417)
Stock issued to directors as compensation	6	6	129	135

Balances at July 10, 2021	13,779	$13,779	$131,354	$145,133

Balances at December 26, 2020	13,919	$13,919	$125,237	$139,156

Net income			13,568	13,568
Expense of stock options and restricted stock units			437	437
Exercise of stock options	10	10	134	144
Settlement of restricted stock units	46	46	(46)	--
Dividends declared			(3,887)	(3,887)
Purchase of stock	(202)	(202)	(4,218)	(4,420)
Stock issued to directors as compensation	6	6	129	135

Balances at July 10, 2021	13,779	$13,779	$131,354	$145,133

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at March 19, 2022	13,585	$13,585	$138,034	$151,619

Net income			5,673	5,673
Expense of restricted stock units			688	688
Settlement of restricted stock units	1	1	(1)	--
Dividends declared			(2,038)	(2,038)
Stock issued to directors as compensation	4	4	47	51

Balances at July 9, 2022	13,590	$13,590	$142,403	$155,993

Balances at December 25, 2021	13,493	$13,493	$133,122	$146,615

Net income			12,327	12,327
Expense of restricted stock units			1,076	1,076
Settlement of restricted stock units	93	93	(93)	--
Dividends declared			(4,076)	(4,076)
Stock issued to directors as compensation	4	4	47	51

Balances at July 9, 2022	13,590	$13,590	$142,403	$155,993

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
All Amounts in Thousands	July 9, 2022	July 10, 2021

Operating Activities:
Net income	$12,327	$13,568
Depreciation and amortization	3,603	2,709
Provision for doubtful accounts	258	(152)
Stock-based compensation	1,076	437
Gain on disposal of property and equipment	--	(26)
Adjustments necessary to reconcile net income to net cash used by operating activities	(17,589)	(17,030)
Net cash used by operating activities	(325)	(494)

Investing Activities:
Purchase of property and equipment	(1,536)	(4,278)
Proceeds from sale of property and equipment	--	42
Acquisitions	(35,757)	--
Net cash used by investing activities	(37,293)	(4,236)

Financing Activities:
Proceeds from issuance of long-term debt	124,571	162,666
Payments on long-term debt	(80,927)	(142,739)
Proceeds from exercise of stock options	--	144
Purchase of stock	--	(4,420)
Director stock compensation	51	135
Deferred financing fees	(180)	(33)
Cash dividends paid	(4,076)	(3,887)
Net cash provided by financing activities	39,439	11,866
Net increase in cash and cash equivalents	1,821	7,136
Cash and cash equivalents, beginning of period	4,374	3,505
Cash and cash equivalents, end of period	$6,195	$10,641

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

Note B ‑ Seasonal Aspects

The results of operations for the three and six month periods ended July 9, 2022 and July 10, 2021 are not necessarily indicative of the results to be expected for the full year.

Note C ‑ Inventories

In thousands	July 9, 2022	December 25, 2021	July 10, 2021

Raw materials	$9,821	$9,142	$10,291
Work in progress	4,653	3,529	4,070
Finished goods	115,772	79,711	72,251
	$130,246	$92,382	$86,612

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at July 9, 2022, December 25, 2021 and July 10, 2021.

		Fair Value Measurements Using
July 9, 2022	Carrying	Quoted Prices in Active Markets for Identical	Significant Other Observable Inputs	Significant Unobservable Inputs
In thousands	Amount	Assets (Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$6,195	$6,195	$--	$--

Financial liabilities
Current portion of long-term debt	$7,143	$--	$7,143	$--
Long-term debt	$94,040	$--	$94,040	$--

		Fair Value Measurements Using
December 25, 2021	Carrying	Quoted Prices in Active Markets for Identical	Significant Other Observable Inputs	Significant Unobservable Inputs
In thousands	Amount	Assets (Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$4,374	$4,374	$--	$--

Financial liabilities
Current portion of long-term debt	$7,143	$--	$7,143	$--
Long-term debt	$50,396	$--	$50,396	$--

		Fair Value Measurements Using
July 10, 2021	Carrying	Quoted Prices in Active Markets for Identical	Significant Other Observable Inputs	Significant Unobservable Inputs
In thousands	Amount	Assets (Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$10,641	$10,641	$--	$--

Financial liabilities
Current portion of long-term debt	$7,143	$--	$7,143	$--
Long-term debt	$42,857	$--	$42,857	$--

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the six months ended July 9, 2022 and pursuant to the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 3,886 shares of common stock. During the six months ended July 9, 2022, the Company awarded 20,000 restricted stock units to directors and 196,254 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2022 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee is still employed by the Company on the vesting date.

For the three and six months ended July 9, 2022, the Company recognized stock based compensation expense of $688 thousand and $1,076 thousand, respectively compared to stock based compensation expense of $326 thousand and $437 thousand for the same periods in the prior year. At July 9, 2022 and July 10, 2021, respectively, there was $2.6 million and $1.1 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note F ‑ Segment Information

	For the Three Months Ended July 9, 2022
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$94,337	$--	$94,337
Operating income (loss)	8,830	(641)	8,189
Net income (loss)	5,737	(64)	5,673

	As of and for the Six Months Ended July 9, 2022
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$166,717	$--	$166,717
Operating income (loss)	18,365	(1,153)	17,212
Net income	12,278	49	12,327
Total assets	$307,941	$8,911	$316,852

	For the Three Months Ended July 10, 2021
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$99,679	$--	$99,679
Operating income (loss)	11,367	(681)	10,686
Net income	7,980	146	8,126

	As of and for the Six Months Ended July 10, 2021
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$158,870	$--	$158,870
Operating income (loss)	18,962	(1,147)	17,815
Net income	13,342	226	13,568
Total assets	$220,712	$10,905	$231,617

Note G – Dividend Payment

On June 7, 2022, the Company paid a quarterly dividend of $0.15 per common share to all shareholders of record on May 31, 2021. The total amount of the dividend was approximately $2.0 million and was charged against retained earnings.

On March 21, 2022, the Company paid a quarterly dividend of $0.15 per common share to all shareholders of record on March 14, 2022 (the amount was funded to the transfer agent by the Company on March 17, 2022). The total amount of the dividend was approximately $2.0 million and was charged against retained earnings.

Note H ‑ Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
In thousands	July 9, 2022	July 10, 2021	July 9, 2022	July 10, 2021

Weighted average common shares outstanding	13,588	13,863	13,554	13,871
Dilutive effect of stock options and restricted stock units	55	93	62	91
Weighted average common shares outstanding, assuming dilution	13,643	13,956	13,616	13,962

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

Note I – New Accounting Standards and Changes in Accounting Principles

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended July 9, 2022, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021, that are of significance, or potential significance to the Company.

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

	Three Months Ended		Six Months Ended
All Amounts in Thousands	July 9, 2022	July 10, 2021	July 9, 2022	July 10, 2021

Gross Sales by Channel:
Mass Merchants	$28,925	$33,110	$55,955	$51,506
Specialty Dealers	28,990	31,617	54,333	54,177
E-commerce	38,495	39,711	61,351	60,937
International	4,531	4,196	8,611	6,923
Other	1,492	1,015	2,266	1,586
Total Gross Sales	102,433	109,649	182,516	175,129

Less: Gross-to-Net Sales Adjustments
Returns	678	2,633	2,848	4,248
Warranties	697	531	1,322	1,113
Customer Allowances	6,721	6,806	11,629	10,898
Total Gross-to-Net Sales Adjustments	8,096	9,970	15,799	16,259
Total Net Sales	$94,337	$99,679	$166,717	$158,870

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 10 years. As of July 9, 2022, the Company has not entered into any lease arrangements classified as a finance lease.

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

	Three Months Ended		Six Months Ended
All Amounts in Thousands	July 9, 2022	July 10, 2021	July 9, 2022	July 10, 2021

Lease Expense
Operating Lease Cost	$342	$407	$680	$718
Short-term Lease Cost	723	655	1,224	1,031
Variable Lease Cost	130	117	312	203
Total Operating Lease Cost	$1,195	$1,179	$2,216	$1,952

Operating Lease – Operating Cash Flows	$309	$361	$612	$616
New ROU Assets – Operating Leases	$7,743	$313	$7,743	$1,140

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Six Months Ended
All Amounts in Thousands	July 9, 2022	July 10, 2021

Weighted Average Remaining Lease Term – Operating Leases (in years)	9.47	1.66
Weighted Average Discount Rate – Operating Leases	5.00%	5.00%

Future minimum lease payments under non-cancellable leases as of July 9, 2022 were as follows:

All Amounts in Thousands

Year 1	$253
Year 2	1,358
Year 3	1,306
Year 4	1,287
Year 5	1,276
Thereafter	6,464
Total future minimum lease payments	11,944
Less imputed interest	(2,608)
Total	$9,336

Reported as of July 9, 2022
Current operating lease liabilities	676
Long-term operating lease liabilities	8,660
Total	$9,336

Note L – Commitments and Contingencies

The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

Note M – Acquisition

On January 21, 2022, the Company completed its acquisition of the assets constituting the Brunswick Billiards business of Life Fitness, LLC. The purchase price of the acquisition is $35.8 million. The acquisition was funded by cash and the Company’s revolving credit facility. The Company has not yet finalized its final evaluation of the fair value of certain items. The current estimates of fair value for the more significant assets acquired and liabilities assumed were receivables ($1.3 million), inventory ($13.6 million), fixed assets, including building and land ($4.1 million), accounts payable ($3.2 million), other accrued liabilities ($2.5 million), goodwill and other intangible assets ($22.5 million).

Note N – Debt

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

As of July 9, 2022, the outstanding principal amount of the term loan was $43.5 million and total amount drawn under the Revolving Facility was $57.7 million.

Note O – Subsequent Events

On July 18, 2022, the Company entered into the First Amendment to the Restated Credit Agreement. Under the terms of the First Amendment, the Lender increased the maximum availability under the senior revolving credit facility from $65.0 million to $75.0 million pursuant to the accordion feature in the Restated Credit Agreement. The First Amendment also adjusted the funded debt to EBITDA ratio financial covenant to 3:00 to 1:00 as of the end of the Company’s third and fourth fiscal quarters of 2022.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to: specific and overall impacts of the COVID-19 global pandemic on Escalade’s financial condition and results of operations; the impact of competitive products and pricing; product demand and market acceptance; new product development; Escalade’s ability to achieve its business objectives, especially with respect to its Sporting Goods business on which it has chosen to focus; Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products; the continuation and development of key customer, supplier, licensing and other business relationships; Escalade’s ability to develop and implement our own direct to consumer e-commerce distribution channel; Escalade’s ability to successfully negotiate the shifting retail environment and changes in consumer buying habits; the financial health of our customers; disruptions or delays in our business operations, including without limitation disruptions or delays in our supply chain, arising from political unrest, war, labor strikes, natural disasters, public health crises such as the coronavirus pandemic, and other events and circumstances beyond our control; Escalade’s ability to control costs; Escalade’s ability to successfully implement actions to lessen the potential impacts of tariffs and other trade restrictions applicable to our products and raw materials, including impacts on the costs of producing our goods, importing products and materials into our markets for sale, and on the pricing of our products; general economic conditions; fluctuation in operating results; changes in foreign currency exchange rates; changes in the securities markets; continued listing of the Company’s common stock on the NASDAQ Global Market; the Company’s inclusion or exclusion from certain market indices; Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing; the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology; risks related to data security of privacy breaches; the potential impact of actual or perceived defects in, or safety of, our products, including any impact of product recalls or legal or regulatory claims, proceedings or investigations involving our products; and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

The Company continues to respond to the challenges and opportunities arising from the COVID-19 pandemic. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sales channels, supply chain, manufacturing and distribution nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic ends. Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the period ended July 9, 2022 are not necessarily indicative of the results to be expected for fiscal year 2022.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 9, 2022	July 10, 2021	July 9, 2022	July 10, 2021
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.8%	74.8%	73.7%	73.2%
Gross margin	25.2%	25.2%	26.3%	26.8%
Selling, administrative and general expenses	15.6%	13.9%	15.1%	14.9%
Amortization	0.9%	0.6%	0.9%	0.7%
Operating income	8.7%	10.7%	10.3%	11.2%

Revenue and Gross Margin

Sales decreased by 5.4% for the second quarter of 2022, compared with the same period in the prior year. The decrease in sales was driven by timing of sales in basketball, lower demand in the fitness category and a reduction in outdoor category sales, including archery and water sports. For the first half of 2022, sales were up 4.9% compared to prior year.

The overall gross margin percentage remained flat at 25.2% for the second quarter of 2022 compared to 2021, despite continued challenges related to the global supply chain, raw materials cost inflation , and labor constraints.

Gross margin percentage decreased to 26.3% for the first six months of 2022, compared to 26.8% for the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $14.7 million for the second quarter of 2022 compared to $13.8 million for the same period in the prior year, an increase of $0.9 million or 6.3%. SG&A as a percent of sales is 15.5% for the second quarter of 2022 compared with 13.9% for the same period in the prior year. For the first half of 2022, SG&A were $25.2 million compared to $23.7 million for the same period in 2021, an increase of $1.5 million or 6.4%. As a percent of sales, SG&A is 15.1% for the first half of 2022 compared with 14.9% for the same period in the prior year.

Provision for Income Taxes

The effective tax rate for the first half of 2022 was 21.9% compared to 21.3% for the same period last year.

Financial Condition and Liquidity

Total debt at the end of the first six months of 2022 was $101.2 million, an increase of $43.6 million from December 25, 2021. The increase in debt was largely driven by the funding of the Brunswick Billiards acquisition completed in January of 2022. The following schedule summarizes the Company’s total debt:

In thousands	July 9, 2022	December 25, 2021	July 10, 2021

Current portion of long-term debt	$7,143	$7,143	$7,143
Long term debt	94,040	50,396	42,857
Total Debt	$101,183	$57,539	$50,000

As a percentage of stockholders’ equity, total debt was 64.9%, 39.2% and 34.5% at July 9, 2022, December 25, 2021, and July 10, 2021, respectively.

On January 21, 2022, the Company entered into an Amended and Restated Credit Agreement (“Restated Credit Agreement”) with its issuing bank, JP Morgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the Restated Credit Agreement (collectively, the “Lender”). Under the terms of the Restated Credit Agreement, Old National Bank has been added as a Lender. The Lenders have now made available to the Company a senior revolving credit facility with increased maximum availability of $65.0 million (the “Revolving Facility”), up from $50.0 million, plus an accordion feature that would allow borrowings up to $90.0 million under the Revolving Facility subject to certain terms and conditions. The maturity date of the revolving credit facility was extended to January 21, 2027. The Company may prepay the Revolving Facility, in whole or in part, and reborrow prior to the revolving loan maturity date. The Restated Credit Agreement further extended the maturity date for the term loan facility to January 21, 2027. As of July 9, 2022, the outstanding principal amount of the term loan was $43.5 million and total amount drawn under the Revolving Facility was $57.7 million.

Each loan bears interest at the Adjusted LIBO Rate for the interest period in effect plus the Applicable Rate. Applicable Rate means the applicable rate per annum set forth below, based upon Escalade’s Funded Debt to Adjusted Ratio as of the most recent determination date:

Funded Debt to EBITDA Ratio	Revolving Commitment ABR Spread		Revolving Commitment Term Benchmark Spread	Letter of Credit Fee	Commitment Fee Rate
Category 1	0.25%		2.00%	2.00%	0.30%
Greater than or equal to 2.50 to 1.0
Category 2	-0-		1.75%	1.75%	0.25%
Greater than or equal to 1.50 to 1.0 but less than 2.50 to 1.0
Category 3	(0.25%	)	1.50%	1.50%	0.20%
Less than 1.50 to 1.0

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

On July 18, 2022, the Company entered into the First Amendment to the Restated Credit Agreement. Under the terms of the First Amendment, the Lender increased the maximum availability under the senior revolving credit facility from $65.0 million to $75.0 million pursuant to the accordion feature in the Restated Credit Agreement. The First Amendment also adjusted the funded debt to EBITDA ratio financial covenant to 3:00 to 1:00 as of the end of the Company’s third and fourth fiscal quarters of 2022.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2022.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

None.

Item 1A.  RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional risks or uncertainties that are not presently known to us or that we currently do not consider material to our business. As of the date of this filing, except for the additional risk factor set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021, which risk factors are incorporated herein by reference.

Our business involves the potential for product recalls, warranty liability, product liability, and other claims against us, which could adversely affect our reputation, earnings and financial condition.

As a manufacturer, marketer and distributor of consumer products, we are subject to the United States Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission (“CPSC”) to recall or exclude from the market products that are found to be unsafe or hazardous. Although recalls of our products have been infrequent, in the first quarter of 2022, we voluntarily recalled our Ping Pong Avenger table tennis table due to concerns that it could create a potential fall risk to consumers. Notwithstanding that we extensively and rigorously test our products, there can be no assurance we will be able to detect, prevent, or fix all defects and safety concerns. Under certain circumstances, the CPSC could require us to repurchase or recall additional products, even if we disagree with the defect determination or have data that shows the actual safety risk to be nominal. Any repurchase or recall of our products, monetary judgment, fine or other penalty could be costly and damaging to our reputation and/or adversely affect our brands. Furthermore, the occurrence of any material defects in our products could expose us to liability for warranty claims in excess of our current reserves, and/or to product liability claims that could exceed the limits of our insurance coverage, to the extent coverage may exist. If our warranty reserves and/or insurance coverage are inadequate to cover future warranty claims and/or potential product liability claims, our financial condition and operating results may be harmed.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 3/19/2022 under the current repurchase program.	2,153,132	$13.38	2,153,132	$4,153,252
Second quarter purchases:
3/20/2022–4/16/2022	None	None	No Change	No Change
4/17/2022-5/14/2022	None	None	No Change	No Change
5/15/2022-6/11/2022	None	None	No Change	No Change
6/12/2022-7/9/2022	None	None	No Change	No Change
Total share purchases under the current program	2,153,132	$13.38	2,153,132	$4,153,252

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. In December 2020, the Board of Directors increased the stock repurchase program to $15,000,000. From its inception date through July 9, 2022, the Company has repurchased 2,153,132 shares of its common stock under this repurchase program for an aggregate price of $28,812,686. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

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

10.1

First Amendment dated July 18, 2022 to the Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material). Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 21, 2022.

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

ESCALADE, INCORPORATED

Date: August 4, 2022	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)