Form 10-Q
period 2022-10-01
ESCALADE INC
filed 2022-10-27
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2022 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2022
Common, no par value	13,590,407

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	October 1, 2022	December 25, 2021	October 2, 2021
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,000	$4,374	$6,492
Receivables, less allowance of $729; $457; and $636; respectively	65,258	65,991	68,849
Inventories	134,957	92,382	91,755
Prepaid expenses	4,143	7,569	6,527
Prepaid income tax	1,075	739	--
TOTAL CURRENT ASSETS	209,433	171,055	173,623

Property, plant and equipment, net	27,618	24,936	24,000
Operating lease right-of-use assets	9,074	2,210	2,500
Intangible assets, net	34,712	20,778	21,207
Goodwill	39,226	32,695	32,695
Other assets	261	124	131
TOTAL ASSETS	$320,324	$251,798	$254,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,143	$7,143	$7,143
Trade accounts payable	22,684	15,847	25,071
Accrued liabilities	19,060	24,385	18,100
Income tax payable	--	--	124
Current operating lease liabilities	816	818	990
TOTAL CURRENT LIABILITIES	49,703	48,193	51,428

Other Liabilities:
Long‑term debt	99,568	50,396	51,874
Deferred income tax liability	4,759	4,759	4,193
Operating lease liabilities	8,557	1,387	1,493
Other liabilities	448	448	448
TOTAL LIABILITIES	163,035	105,183	109,436

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,590,407; 13,493,332; and 13,557,879; shares respectively	13,590	13,493	13,558
Retained earnings	143,699	133,122	131,162
TOTAL STOCKHOLDERS' EQUITY	157,289	146,615	144,720
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$320,324	$251,798	$254,156

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
All Amounts in Thousands Except Per Share Data	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Net sales	$74,904	$81,298	$241,621	$240,168

Costs and Expenses
Cost of products sold	61,273	62,992	184,147	179,355
Selling, administrative and general expenses	8,769	10,202	33,975	33,888
Amortization	642	432	2,067	1,438

Operating Income	4,220	7,672	21,432	25,487

Other Income (Expense)
Interest expense	(954)	(414)	(2,462)	(1,035)
Other income (expense)	(22)	68	50	124

Income Before Income Taxes	3,244	7,326	19,020	24,576

Provision for Income Taxes	286	1,360	3,735	5,042

Net Income	$2,958	$5,966	$15,285	$19,534

Earnings Per Share Data:
Basic earnings per share	$0.22	$0.44	$1.13	$1.41
Diluted earnings per share	$0.22	$0.43	$1.12	$1.40

Dividends declared	$0.15	$0.14	$0.45	$0.42

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at July 10, 2021	13,779	$13,779	$131,354	$145,133

Net income			5,966	5,966
Expense of stock options and restricted stock units			229	229
Dividends declared			(1,917)	(1,917)
Purchase of stock	(221)	(221)	(4,470)	(4,691)
Stock issued to directors as compensation

Balances at October 2, 2021	13,558	$13,558	$131,162	$144,720

Balances at December 26, 2020	13,919	$13,919	$125,237	$139,156

Net income			19,534	19,534
Expense of stock options and restricted stock units			666	666
Exercise of stock options	10	10	134	144
Settlement of restricted stock units	46	46	(46)	--
Dividends declared			(5,804)	(5,804)
Purchase of stock	(423)	(423)	(8,688)	(9,111)
Stock issued to directors as compensation	6	6	129	135

Balances at October 2, 2021	13,558	$13,558	$131,162	$144,720

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at July 9, 2022	13,590	$13,590	$142,403	$155,993

Net income			2,958	2,958
Expense of restricted stock units			377	377
Dividends declared			(2,039)	(2,039)

Balances at October 1, 2022	13,590	$13,590	$143,699	$157,289

Balances at December 25, 2021	13,493	$13,493	$133,122	$146,615

Net income			15,285	15,285
Expense of restricted stock units			1,453	1,453
Settlement of restricted stock units	93	93	(93)	--
Dividends declared			(6,115)	(6,115)
Stock issued to directors as compensation	4	4	47	51

Balances at October 1, 2022	13,590	$13,590	$143,699	$157,289

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
All Amounts in Thousands	October 1, 2022	October 2, 2021

Operating Activities:
Net income	$15,285	$19,534
Depreciation and amortization	5,207	3,935
Provision for doubtful accounts	258	(224)
Stock-based compensation	1,453	666
Gain on disposal of property and equipment	(22)	(27)
Adjustments necessary to reconcile net income to net cash used by operating activities	(27,974)	(26,933)
Net cash used by operating activities	(5,793)	(3,049)

Investing Activities:
Purchase of property and equipment	(1,792)	(8,281)
Proceeds from sale of property and equipment	40	43
Acquisitions	(35,757)	--
Net cash used by investing activities	(37,509)	(8,238)

Financing Activities:
Proceeds from issuance of long-term debt	180,355	192,792
Payments on long-term debt	(131,183)	(163,849)
Proceeds from exercise of stock options	--	144
Purchase of stock	--	(9,111)
Director stock compensation	51	135
Deferred financing fees	(180)	(33)
Cash dividends paid	(6,115)	(5,804)
Net cash provided by financing activities	42,928	14,274
Net increase (decrease) in cash and cash equivalents	(374)	2,987
Cash and cash equivalents, beginning of period	4,374	3,505
Cash and cash equivalents, end of period	$4,000	$6,492

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

Note B ‑ Seasonal Aspects

The results of operations for the three and nine month periods ended October 1, 2022 and October 2, 2021 are not necessarily indicative of the results to be expected for the full year.

Note C ‑ Inventories

In thousands	October 1, 2022	December 25, 2021	October 2, 2021

Raw materials	$9,988	$9,142	$10,160
Work in progress	4,537	3,529	3,873
Finished goods	120,432	79,711	77,722
	$134,957	$92,382	$91,755

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at October 1, 2022, December 25, 2021 and October 2, 2021.

		Fair Value Measurements Using
October 1, 2022 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$4,000	$4,000	$--	$--

Financial liabilities
Current portion of long-term debt	$7,143	$--	$7,143	$--
Long-term debt	$99,568	$--	$99,568	$--

		Fair Value Measurements Using
December 25, 2021 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$4,374	$4,374	$--	$--

Financial liabilities
Current portion of long-term debt	$7,143	$--	$7,143	$--
Long-term debt	$50,396	$--	$50,396	$--

		Fair Value Measurements Using
October 2, 2021 In thousands	Carrying \Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$6,492	$6,492	$--	$--

Financial liabilities
Current portion of long-term debt	$7,143	$--	$7,143	$--
Long-term debt	$51,874	$--	$51,874	$--

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the nine months ended October 1, 2022 and pursuant to the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 3,886 shares of common stock. During the nine months ended October 1, 2022, the Company awarded 20,000 restricted stock units to directors and 196,254 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2022 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee is still employed by the Company on the vesting date.

For the three and nine months ended October 1, 2022, the Company recognized stock based compensation expense of $377 thousand and $1,453 thousand, respectively compared to stock based compensation expense of $229 thousand and $666 thousand for the same periods in the prior year. At October 1, 2022 and October 2, 2021, respectively, there was $1,937 thousand and $865 thousand in unrecognized stock-based compensation expense related to non-vested stock awards.

Note F ‑ Segment Information

	For the Three Months Ended October 1, 2022
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$74,904	$--	$74,904
Operating income (loss)	4,661	(441)	4,220
Net income (loss)	2,387	571	2,958

	As of and for the Nine Months Ended October 1, 2022
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$241,621	$--	$241,621
Operating income (loss)	23,026	(1,594)	21,432
Net income	14,665	620	15,285
Total assets	$312,418	$7,906	$320,324

	For the Three Months Ended October 2, 2021
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$81,298	$--	$81,298
Operating income (loss)	8,087	(415)	7,672
Net income	5,614	352	5,966

	As of and for the Nine Months Ended October 2, 2021
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$240,168	$--	$240,168
Operating income (loss)	27,049	(1,562)	25,487
Net income	18,956	578	19,534
Total assets	$246,777	$7,379	$254,156

Note G – Dividend Payment

On September 13, 2022, the Company paid a quarterly dividend of $0.15 per common share to all shareholders of record on September 6, 2022. The total amount of the dividend was approximately $2.0 million and was charged against retained earnings.

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

Note H ‑ Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
In thousands	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Weighted average common shares outstanding	13,590	13,706	13,565	13,821
Dilutive effect of stock options and restricted stock units	62	102	82	102
Weighted average common shares outstanding, assuming dilution	13,652	13,808	13,647	13,923

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

Note I – New Accounting Standards and Changes in Accounting Principles

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended October 1, 2022, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021, that are of significance, or potential significance to the Company.

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

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Gross Sales by Channel:
Mass Merchants	$29,849	$41,792	$85,804	$93,298
Specialty Dealers	20,298	19,170	74,631	73,347
E-commerce	26,090	25,116	87,441	86,053
International	4,032	2,259	12,643	9,182
Other	1,188	883	3,454	2,469
Total Gross Sales	81,457	89,220	263,973	264,349

Less: Gross-to-Net Sales Adjustments
Returns	892	1,283	3,740	5,531
Warranties	663	590	1,985	1,703
Customer Allowances	4,998	6,049	16,627	16,947
Total Gross-to-Net Sales Adjustments	6,553	7,922	22,352	24,181
Total Net Sales	$74,904	$81,298	$241,621	$240,168

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 10 years. As of October 1, 2022, the Company has not entered into any lease arrangements classified as a finance lease.

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

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Lease Expense
Operating Lease Cost	$393	$433	$1,073	$1,151
Short-term Lease Cost	658	692	1,882	2,339
Variable Lease Cost	81	101	393	304
Total Operating Lease Cost	$1,132	$1,226	$3,348	$3,794

Operating Lease – Operating Cash Flows	$100	$434	$712	$1,050
New ROU Assets – Operating Leases	$30	$1,189	$7,773	$2,329

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Nine Months Ended
All Amounts in Thousands	October 1, 2022	October 2, 2021

Weighted Average Remaining Lease Term – Operating Leases (in years)	9.29	3.93
Weighted Average Discount Rate – Operating Leases	5.00%	5.00%

Future minimum lease payments under non-cancellable leases as of October 1, 2022 were as follows:

All Amounts in Thousands

Year 1	$146
Year 2	1,364
Year 3	1,313
Year 4	1,294
Year 5	1,283
Thereafter	6,467
Total future minimum lease payments	11,867
Less imputed interest	(2,494)
Total	$9,373

Reported as of October 1, 2022
Current operating lease liabilities	816
Long-term operating lease liabilities	8,557
Total	$9,373

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

As of October 1, 2022, the outstanding principal amount of the term loan was $41.7 million and total amount drawn under the Revolving Facility was $65.0 million.

Note O – Subsequent Events

On October 26, 2022, the Company entered into the Second Amendment ("Second Amendment”) to the Restated Credit Agreement. Under the terms of the Second Amendment, the Lender increased the maximum availability under the senior revolving credit facility from $75.0 million to $90.0 million pursuant to the accordion feature in the Restated Credit Agreement. The Second Amendment adjusted the funded debt to EBITDA ratio financial covenant to 3:25 to 1:00 as of the end of the Company’s third and fourth fiscal quarters of 2022 and 3:00 to 1:00 as of the end of the Company’s first fiscal quarter of 2023. The Second Amendment also modified the EBITDA definition to permit add-backs of a) up to $2.0 million for disposition related expenses; and b) up to $2.0 million for unusual or non-recurring expenses which are incurred prior to the end of fiscal year 2023 and which are subject to the approval of the Administrative Agent.

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

As the impact of the COVID-19 pandemic evolves, the Company continues to respond to the challenges and opportunities arising from the COVID-19 pandemic. Even though the pandemic may not have had a material adverse direct effect on the Company, the pandemic’s effects on the global supply chain, higher freight and materials costs, supplier product delays, workforce availability and labor costs have caused operational challenges for the Company. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic ends. Consumer demand for the Company’s products may be slowing due to additional factors such as general economic conditions, inflation, recessionary fears, rising interest rates, changes in the housing market and declining consumer confidence. Management cannot predict the full impact of these factors on the Company. Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the period ended October 1, 2022 are not necessarily indicative of the results to be expected for fiscal year 2022.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	81.8%	77.5%	76.2%	74.7%
Gross margin	18.2%	22.5%	23.8%	25.3%
Selling, administrative and general expenses	11.7%	12.6%	14.0%	14.1%
Amortization	0.9%	0.5%	0.9%	0.6%
Operating income	5.6%	9.4%	8.9%	10.6%

Revenue and Gross Margin

Sales decreased by 7.9% for the third quarter of 2022, compared with the same period in the prior year. Sales declined due to softening consumer demand and excess inventories in the retail channel. During the third quarter of 2022, increases in billiards and pickleball sales, together with the contribution from the Brunswick Billiards® acquisition completed January 21, 2022, were more than offset by lower sales in outdoor categories including archery, games, water sports, and playground. For the first nine months of 2022, sales were up 0.6% compared to prior year.

Gross margin declined to 18.2% for the third quarter of 2022 compared to 22.5% for the same period in 2021 due to lower sales, unfavorable product mix, global supply chain constraints, and nonrecurring product recall expenses.

Gross margin percentage decreased to 23.8% for the first nine months of 2022, compared to 25.3% for the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $8.8 million for the third quarter of 2022 compared to $10.2 million for the same period in the prior year, a decrease of $1.4 million or 14.0%. SG&A as a percent of sales is 11.7% for the third quarter of 2022 compared with 12.6% for the same period in the prior year. For the first nine months of 2022, SG&A were $34.0 million compared to $33.9 million for the same period in 2021, an increase of $0.1 million or 0.3%. As a percent of sales, SG&A is 14.0% for the first nine months of 2022 compared with 14.1% for the same period in the prior year.

Provision for Income Taxes

The effective tax rate for the first nine months of 2022 was 19.6% compared to 20.5% for the same period last year.

Financial Condition and Liquidity

Total debt at the end of the first nine months of 2022 was $106.7 million, an increase of $49.2 million from December 25, 2021. The increase in debt was largely driven by the funding of the Brunswick Billiards acquisition completed in January of 2022. The following schedule summarizes the Company’s total debt:

In thousands	October 1, 2022	December 25, 2021	October 2, 2021

Current portion of long-term debt	$7,143	$7,143	$7,143
Long term debt	99,568	50,396	51,874
Total Debt	$106,711	$57,539	$59,017

As a percentage of stockholders’ equity, total debt was 67.8%, 39.2% and 40.8% at October 1, 2022, December 25, 2021, and October 2, 2021, respectively.

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

On October 26, 2022, the Company entered into the Second Amendment ("Second Amendment”) to the Restated Credit Agreement. Under the terms of the Second Amendment, the Lender increased the maximum availability under the senior revolving credit facility from $75.0 million to $90.0 million pursuant to the accordion feature in the Restated Credit Agreement. The Second Amendment adjusted the funded debt to EBITDA ratio financial covenant to 3:25 to 1:00 as of the end of the Company’s third and fourth fiscal quarters of 2022 and 3:00 to 1:00 as of the end of the Company’s first fiscal quarter of 2023. The Second Amendment also modified the EBITDA definition to permit add-backs of a) up to $2.0 million for disposition related expenses; and b) up to $2.0 million for unusual or non-recurring expenses which are incurred prior to the end of fiscal year 2023 and which are subject to the approval of the Administrative Agent.

As of October 1, 2022, the outstanding principal amount of the term loan was $41.7 million and total amount drawn under the Revolving Facility was $65.0 million.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2022.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021, as updated in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 9, 2022. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional risks or uncertainties that are not presently known to us or that we currently do not consider material to our business. As of the date of this filing, there have been no material changes in our risk factors from those disclosed in the above-referenced Form 10-K and Form 10-Q, which risk factors are incorporated herein by reference.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 7/9/2022 under the current repurchase program.	2,153,132	$13.38	2,153,132	$4,153,252
Third quarter purchases:
7/10/2022–8/6/2022	None	None	No Change	No Change
8/7/2022-9/3/2022	None	None	No Change	No Change
9/4/2022-10/1/2022	None	None	No Change	No Change
Total share purchases under the current program	2,153,132	$13.38	2,153,132	$4,153,252

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. In December 2020, the Board of Directors increased the stock repurchase program to $15,000,000. From its inception date through October 1, 2022, the Company has repurchased 2,153,132 shares of its common stock under this repurchase program for an aggregate price of $28,812,686. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

Number	Description
3.1	Articles of Incorporation of Escalade, Incorporated. Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q.
3.2	Amended By-laws of Escalade, Incorporated, as amended August 10, 2022.
10.1

Second Amendment dated October 26, 2022 to the Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material). Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 27, 2022.

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

ESCALADE, INCORPORATED

Date: October 27, 2022	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)