Form 10-K
period 2022-12-31
ESCALADE INC
filed 2023-02-24
CIK 33488

United States

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐   No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐ No ☒

Aggregate market value of common stock held by nonaffiliates of the registrant as of July 9, 2022 based on the closing sale price as reported on the NASDAQ Global Market: $128,651,418.

The number of shares of Registrant's common stock (no par value) outstanding as of February 17, 2023: 13,612,457.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 10, 2023 are incorporated by reference into Part III of this Report, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year covered by this Form 10-K.

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

Product Category	Brand Names
Archery	Bear Archery®, Trophy Ridge®, Whisker Biscuit®, Cajun Bowfishing™, Karnage®, Fletcher®, Rocket®, SIK®, BearX™
Table Tennis	STIGA®, Ping-Pong®
Basketball Goals	Goalrilla™, Goalsetter®, Goaliath®, Silverback®, Hoopstar®
Pickleball	Onix®, DURA®, Pickleball Now®
Play Systems	Woodplay®, Childlife®, Jack & June®
Fitness	The STEP®, Lifeline®, Kettleworx®, Natural Fitness®, PER4M®, USW®
Safety	US WEIGHT™
Game Tables (Hockey and Soccer)	Triumph™ Sports, Atomic®, American Legend®, HJ Scott®, Air Hockey®
Water Sports	RAVE ®
Billiard Tables and Accessories	American Heritage Billiards®, Brunswick Billiards®, Gold Crown®, Centennial®, Cue&Case®, Lucasi®, Mizerak®, PureX®, Rage®, Players®, Minnesota Fats®, Mosconi™
Darting	Unicorn®, Winmau®, Arachnid®, Accudart®, Nodor®
Outdoor Games	Victory Tailgate®, Triumph™ Sports , Zume Games®, ACL®

During 2022, 2021 and 2020, the Company had one customer that accounted for approximately 23%, 21% and 23%, respectively of the Company’s revenues. During 2022, 2021 and 2020 the Company had another customer which accounted for approximately 12%, 11% and 13%, respectively, of the Company’s revenues.

As of December 31, 2022, the Company had approximately 28% of its total accounts receivable with one customer. As of December 25, 2021, the Company had approximately 24%, 17% and 10% of its total accounts receivable with that same customer and two other customers, respectively.

Escalade Sports currently manufactures in the USA and Mexico and imports product from Asia, where the Company utilizes a number of contract manufacturers.

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

Core components of Escalade’s business development and growth strategy have been, and continue to be, investing in product innovation, developing strong brand names, and making strategic acquisitions.  Escalade’s strategic acquisitions include, among others, its acquisitions of: the table tennis and pool table assets of the Ideal Toy Company in 1977 and of Harvard Sports, Inc. in 1980; the home exercise equipment business of Marcy Fitness Products, Inc. in 1989; the high quality basketball system assets of Zue Corporation, including the Goalrilla™ brand in 1999; the table tennis assets of Lifetime Products, Inc. in 2000; the darting assets of Accudart in 2001; the filled vinyl weight assets and manufacturing business of U.S. Weight, Inc. in 2001; the assets of North American Archery Group, including the Bear® Archery brand in 2003; the residential playground systems businesses of ChildLife, Inc. in 2005 and of Woodplay in 2006; and the archery assets of Carolina Archery Products in 2006, of Trophy Ridge, LLC in 2007, and of Cajun Archery in 2012. Escalade entered the pickleball product category through acquisitions of Pickleball Now and Onix Sports in 2014 and 2015, expanded its billiard accessory business with the acquisition of Cue&Case Sales, Inc. in 2014, and expanded its basketball distribution and domestic sourcing by acquiring Goalsetter Systems, Inc. in 2015. In 2016, Escalade acquired the assets of Triumph Sports USA, a leader in the indoor and outdoor games categories, in 2017 acquired the assets of Lifeline Fitness, Inc., a leader in the fitness industry, in 2018 acquired Victory Tailgate, a manufacturer of premium licensed and custom tailgating games, in 2020 acquired the billiard table, game room and recreational product lines of American Heritage Billiards, and in 2020 also acquired the assets of RAVE Sports, providing entry into the water recreational products category. Most recently, in January 2022, Escalade acquired the assets of the Brunswick Billiards® business from Life Fitness, LLC, which complemented the Company’s existing portfolio of billiards brands and other offerings in the Company’s indoor recreation market.

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

Licenses, Trademarks and Brand Names

The Company has an agreement and contract with STIGA Sports AB for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA® for North America. The Company also owns several registered trademarks and brand names including but not limited to Goalrilla™, Goalsetter®, Bear Archery®, Brunswick Billiards®, Ping-Pong®, The Step®, Lifeline® and Woodplay®.

Backlog and Seasonality

Sales are based primarily on standard purchase orders and in most cases, orders are shipped within the same month received. Unshipped orders at the end of the fiscal year (backlog) were not material and therefore are not an indicator of future results. Due to diversity in product categories, revenues have not been seasonal and are not expected to be so in the future.

Employees

The number of employees at December 31, 2022 and December 25, 2021 were as follows:

	2022	2021
Sporting Goods
USA	473	546
Mexico	90	103
Asia	30	27
Total	593	676

Of Escalade’s 593 employees at December 31, 2022, 584 were full time employees and 9 were part time employees. The I.U.E./C.W.A. (United Electrical Communication Workers of America, AFL-CIO) represents hourly rated employees at the Escalade Sports’ Evansville, Indiana distribution center. There were approximately 31 covered employees at December 31, 2022. A labor contract was negotiated and renewed in May 2021 and expires on January 31, 2025.

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

The Company has been experiencing higher inventory levels, which adversely impacts the Company’s operating results.

In response to supply chain issues and other factors, the Company accelerated its product purchases to meet expected demand. Although the Company endeavors to accurately predict changes in customer demands and consumer spending patterns with respect to the Company’s products, demand for products can change significantly between the time inventory is ordered and the date of sale. While the Company continues to experience product demand in excess of historical levels, the Company’s inventories throughout 2022 were  higher than desired. In some instances, product was received after the peak sales season had occurred, thereby further contributing to above normal inventory levels. Accordingly, increased costs associated with inventory adversely impacted the Company’s operating results in 2022 and may continue to do so until inventories are optimized.

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

The Company has two major customers, each of which accounted for more than ten percent of consolidated gross sales in the Company’s 2022 fiscal year. The Company also has several other large customers, none of which represent more than ten percent of consolidated gross sales, and historically has derived substantial revenues from these customers. Our customers continue to experience industry consolidation, which increases our risk that we may be unable to find sufficient alternative customers. The Company needs to continue to expand its customer base, including sales of new product offerings to existing customers, in order to minimize the effects of the loss of any single customer in the future. If sales to one or more of the large customers would be lost or materially reduced, there can be no assurance that the Company will be able to replace such revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The raw materials that the Company purchases for manufacturing operations and many of the products that it sells are sourced from a wide variety of third-party suppliers. The Company cannot control the supply, design, function or cost of many of the products that are offered for sale and are dependent on the availability and pricing of key materials and products. Disruptions in the availability of raw materials used in production of these products may adversely affect sales and result in customer dissatisfaction. Price increases in raw materials adversely impacted the Company’s net income in fiscal year 2022. In addition, global sourcing of many of the products sold is an important factor in the Company’s financial performance. The ability to find qualified suppliers and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States. Political instability, financial instability of suppliers, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond the Company’s control.

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

Many of the Company’s products are manufactured outside the United States. Those products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products could occur due to work stoppages, port strikes, lack of availability of transportation, and other factors beyond the Company’s control. The Company continues to experience increased shipping costs for products obtained from overseas due to a shortage of available shipping containers. If the Company experiences any significant disruption in its supply chain or sharply rising costs, for any reason, such as the coronavirus pandemic, the Company may be unable to satisfy customer demand for our products resulting in lost sales. Such delays and increased costs could impair our ability to timely and efficiently deliver our products, and could adversely impact our operating results.

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

The Company’s business involves the potential for product recalls, warranty liability, product liability, and other claims against us, which could adversely affect our reputation, earnings and financial condition.

As a manufacturer, marketer and distributor of consumer products, the Company is subject to the United States Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission (“CPSC”) to recall or exclude from the market products that are found to be unsafe or hazardous. Although recalls of our products have been infrequent, the Company’s subsidiaries voluntarily recalled the Ping Pong Avenger table tennis table in 2021 due to concerns that it could create a potential fall risk to consumers and certain Goalsetter wall-mounted basketball goals in 2022 that could detach and fall to the ground unexpectedly if not installed correctly. Notwithstanding that we extensively and rigorously test our products, there can be no assurance we will be able to detect, prevent, or fix all defects and safety concerns. Under certain circumstances, the CPSC could require us to repurchase or recall additional products, even if we disagree with the defect determination or have data that shows the actual safety risk to be nominal. Any repurchase or recall of our products, monetary judgment, fine or other penalty could be costly and damaging to our reputation and/or adversely affect our brands. Furthermore, the occurrence of any material defects in our products could expose us to liability for warranty claims in excess of our current reserves, and/or to product liability claims that could exceed the limits of our insurance coverage, to the extent coverage may exist. If our warranty reserves and/or insurance coverage are inadequate to cover future warranty claims and/or potential product liability claims, our financial condition and operating results may be harmed.

The Company may be subject to various types of litigation, and our insurance may not be sufficient to cover damages related to those claims.

From time-to-time the Company may be involved in lawsuits or other claims arising in the ordinary course of business, including those related to product liability, consumer protection, employment, intellectual property, tort, privacy and data protection, and other matters. The Company may incur losses relating to claims filed against it, including costs associated with defending against such claims, and there is risk that any such claims or liabilities will exceed its insurance coverage, or affect the Company’s ability to retain adequate liability insurance in the future. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any such assertions could adversely affect the Company’s reputation. Due to the inherent uncertainties of litigation and other claims, we cannot accurately predict the ultimate outcome of any such matters.

Unseasonable or extreme weather conditions, alone or together with natural disasters, as well as other catastrophic events, could adversely affect the Company’s business and results of operations.

Unseasonable or extreme weather conditions, natural disasters and other catastrophic events could negatively impact consumer shopping patterns, consumer confidence and disposable income, or otherwise could have a negative effect on the company’s financial performance. The Company’s business is susceptible to unseasonable weather conditions, particularly as it relates to sports equipment and recreational outdoor products, which could lead to lost sales or greater than expected markdowns. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could reduce demand for a portion of the Company’s inventory and thereby reduce sales and profitability. In addition, extreme weather conditions, natural disasters and other catastrophic events could damage or destroy our facilities, cause staffing shortages or make it difficult for customers to travel to stores and dealers where the Company’s products are sold. Such events and circumstances could negatively affect the Company’s business and results of operations from time to time.

The COVID-19 pandemic continues to affect the Company’s business. Additional factors could  exacerbate such consequences and/or cause materially adverse effects.

While the COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s fiscal year ended December 31, 2022, economic and health conditions in the United States and across most of the globe changed rapidly during 2020, 2021 and 2022. Demand for the Company’s products increased substantially in fiscal years 2020, 2021 and 2022 compared to pre-pandemic sales. Such increased demand may not continue. Although the Company has largely resumed normal operations, continuing impacts of the pandemic may result in future business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition, and results of operations.

The Company cannot predict the long-term impact of the COVID-19 pandemic on its customers, suppliers, vendors, and other business partners.

The COVID-19 pandemic has affected the Company’s customers, suppliers, vendors, and other business partners, but the Company is not able to predict the ultimate consequences that will result therefrom. Although the Company’s largest customer performed well throughout the pandemic, it remains to be seen if consumer demand for online purchasers will continue unabated and/or permanently change the way in which consumers make purchasing decisions. The Company’s second largest customer and many of the Company’s other mass merchant customers experienced increased online orders and reduced foot traffic into their physical stores. In general, many retailers experienced severe financial difficulties and bankruptcies. If those trends persist over the long-term, the Company’s strategies in distributing and marketing its products may need to change accordingly. If the Company’s sales channels are substantially impaired for an extended period of time or fail to adapt to changing consumer preferences, the Company’s sales will be materially reduced.

The ultimate magnitude of the COVID-19 pandemic is unpredictable, volatile and uncertain.

The COVID-19 pandemic created significant public health concerns and economic disruption and may continue to do so indefinitely. We cannot predict the full impact of the pandemic nor can we predict with any certainty whether and to what degree the disruptions caused by the pandemic and reactions thereto will continue. Much is still unknown, including the duration and severity of the pandemic, the amount of time it may take for more normalized economic activity to resume, future government actions that may be taken, the effects on the Company’s customers and suppliers, including their ability to pay for our products, the effects on operations of the Company’s logistics providers, and the impact on the ability of the Company’s employees to work and travel. Continuing and potential new governmental actions may further cause the Company to modify its business operations or otherwise adversely impact the Company. While the Company has taken numerous steps to mitigate the potential negative effects of the COVID-19 pandemic, there can be no assurance that the Company will be able to respond quickly enough or appropriately to circumstances that may change rapidly and/or that are outside of our control. The long-term impact of the pandemic on the Company’s business is unknown and ultimately could result in material adverse effects on the Company’s business, financial performance and results of operations.

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

Our quarterly cash dividend is currently $0.15 per common share. The dividend program requires the use of a portion of our cash flow. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors (Board) may, at its discretion, increase or decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.

RISKS OF INTERNATIONAL OPERATIONS

International operations expose the Company to the unique risks inherent in foreign operations.

The Company sources many of its products and raw materials from Mexico, Brazil, China, Vietnam and other Asian countries. Foreign operations encounter risks similar to those faced by U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, control over product quality and content, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions. Additionally, our international operations may be adversely affected by political events, domestic or international terrorist events and hostilities, complications due to natural, nuclear or other disasters, or public health crises. For instance, recent government changes in Mexico have yielded requirements that call for increases in minimum wages at the border as well as the interior of Mexico. In addition, beginning in 2020 and continuing into 2021 and 2022, the coronavirus outbreak has resulted in increased travel restrictions and extended shutdown of certain businesses in Mexico, China and other countries in which the Company does business or has suppliers. These or any further political or governmental developments or health concerns in locations in which the Company conducts business could result in social, economic and labor instability. These uncertainties could have a material adverse effect on the continuity of the Company’s operations and on the Company’s income and profitability.

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

The United States, Mexico and Canada have entered into the United States-Mexico-Canada Agreement ("USMCA"), the successor agreement to the North American Free Trade Agreement ("NAFTA") which became effective on July 1, 2020. In January 2020, the United States entered into a "Phase 1" trade agreement with China. The Phase 1 agreement expired December 31, 2021 and has not been extended or replaced. Trade negotiations between the United States and China regarding a potential new trade agreement have not progressed and prospects for a new agreement are highly uncertain. Accordingly, it remains unclear what the U.S. administration or foreign governments, including China, specifically will or will not do with respect to tariffs, the USMCA or other international trade agreements and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products or any resulting negative sentiments towards the United States could materially adversely affect the Company’s business, financial condition, operating results and cash flows.

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

Fluctuation in  economic conditions and market instability in the United States and globally makes it difficult for the Company, customers and suppliers to accurately forecast future product demand trends, which could cause the Company to produce and/or purchase excess products that can increase inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in products, that could result in an inability to satisfy demand for products and a loss of market share.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

At December 31, 2022, the Company owned or operated from the following locations:

Location	Square Footage	Owned or Leased	Use

Evansville, Indiana, USA	771,000	Owned	Distribution; sales and marketing; engineering; administration
Rosarito, Mexico	161,139	Owned	Manufacturing and distribution
Gainesville, Florida, USA	154,200	Owned	Manufacturing and distribution
Orlando, Florida, USA	143,000	Leased	Marketing; manufacturing and distribution
Bristol, WI, USA	118,350	Owned	Distribution; sales and marketing; engineering
Olney, Illinois, USA	108,500	Owned	Distribution; sales and marketing; engineering; manufacturing
Olney, Illinois, USA	30,000	Owned	Distribution
Eagan, MN, USA	41,600	Leased	Distribution; sales and marketing; engineering
Shanghai, China	6,674	Leased	Sales and sourcing

The Company believes that its facilities are in satisfactory and suitable condition for their respective operations. The Company also believes that it is in material compliance with all applicable environmental regulations and is not subject to any proceeding by any federal, state or local authorities regarding such matters. The Company provides regular maintenance and service on its plants and machinery as required. As of December 31, 2022, our Rosarito, Mexico location, including land, buildings and long-lived assets, were classified as assets held for sale.

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

As of February 17, 2023, there were approximately 97 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 10/1/2022 under the current repurchase program.	2,153,132	$ 13.38	2,153,132	$ 4,153,252
Fourth quarter purchases:
10/2/2022 – 10/29/2022	None	None	No Change	No Change
10/30/2022 – 11/26/2022	None	None	No Change	No Change
11/27/2022 – 12/31/2022	None	None	No Change	No Change
Total share purchases under the current program	2,153,132	$13.38	2,153,132	$ 4,153,252

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. In December 2020, the Board of Directors increased the stock repurchase program to $15,000,000. From its inception date through December 31, 2022, the Company has repurchased 2,153,132 shares of its common stock under this repurchase program for an aggregate price of $28,812,686. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

ITEM 6—[RESERVED]

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

The following section should be read in conjunction with Item 1: Business; Item 1A: Risk Factors; and Item 8: Financial Statements and Supplementary Data.

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to: specific and overall impacts of the COVID-19 global pandemic on Escalade’s financial condition and results of operations; the impact of competitive products and pricing; product demand and market acceptance; new product development; Escalade’s ability to achieve its business objectives, especially with respect to its Sporting Goods business on which it has chosen to focus; Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products; the continuation and development of key customer, supplier, licensing and other business relationships; Escalade’s ability to develop and implement our own direct to consumer e-commerce distribution channel; Escalade’s ability to successfully negotiate the shifting retail environment and changes in consumer buying habits; the financial health of our customers; disruptions or delays in our business operations, including without limitation disruptions or delays in our supply chain, arising from political unrest, war, labor strikes, natural disasters, public health crises such as the coronavirus pandemic, and other events and circumstances beyond our control; Escalade’s ability to control costs; Escalade’s ability to successfully implement actions to lessen the potential impacts of tariffs and other trade restrictions applicable to our products and raw materials, including impacts on the costs of producing our goods, importing products and materials into our markets for sale, and on the pricing of our products; general economic conditions, including inflationary pressures; fluctuation in operating results; changes in foreign currency exchange rates; changes in the securities markets; continued listing of the Company’s common stock on the NASDAQ Global Market; the Company’s inclusion or exclusion from certain market indices; Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing; the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology; the potential impact of actual or perceived defects in, or safety of, our products, including any impact of product recalls or legal or regulatory claims, proceedings or investigations involving our products; risks related to data security of privacy breaches; the potential impact of regulatory claims, proceedings or investigations involving our products; and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

In October 2020, the Company acquired the assets of the billiard table, game room, and recreational product lines of American Heritage Billiards, including the related intellectual property. In December 2020, the Company acquired substantially all of the business and assets of Revel Match LLC, dba RAVE Sports, a brand known for its innovative and high-quality water recreation products. In January 2022, the Company acquired the assets of the Brunswick Billiards® business, complementing its existing portfolio of billiards brands and other offerings in the Company’s indoor recreation market. These and other acquisitions strengthen the Company’s leadership in various product categories, while providing exciting new opportunities within the growing water sports market. The Company also sometimes divests or discontinues certain operations, assets, and products that do not perform to the Company's expectations or no longer fit with the Company's strategic objectives.

Management believes that key indicators in measuring the success of these strategies are revenue growth, earnings growth, new product introductions, and the expansion of channels of distribution. The following table sets forth the annual percentage change in revenues and net income over the past three years:

	2022	2021	2020

Net revenue
Sporting Goods	0.1%	14.6%	51.6%
Total	0.1%	14.6%	51.6%

Net income
Sporting Goods	(26.4%)	(7.3%)	293.9%
Total	(26.3%)	(5.9%)	257.3%

As the impact of the COVID-19 pandemic evolves and may be waning, the Company continues to respond to the challenges and opportunities arising from the pandemic. Even though the pandemic may not have had a material adverse direct effect on the Company, the pandemic’s effects on the global supply chain, higher freight and materials costs, supplier product delays, workforce availability and labor costs have caused operational challenges for the Company. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time. Consumer demand for the Company’s products may be slowing due to additional factors such as general economic conditions, inflation, recessionary fears, rising interest rates, changes in the housing market and declining consumer confidence. Management cannot predict the full impact of these factors on the Company. Due to the above circumstances and as described generally in this Form 10-K, the Company’s results of operations for the 2022 fiscal year are not necessarily indicative of the results to be expected for fiscal year 2023.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	2022	2021	2020
Net revenue	100.0%	100.0%	100.0%
Cost of products sold	76.5%	75.4%	72.7%
Gross margin	23.5%	24.6%	27.3%
Selling, administrative and general expenses	14.3%	13.8%	14.7%
Amortization	0.8%	0.6%	0.5%
Operating income	8.4%	10.2%	12.1%

Revenue and Gross Margin

Net revenue increased 0.1% in 2022 compared to 2021. The Company recognized increased sales due to the Brunswick Billiards acquisition completed in January 2022 and increases in pickleball and indoor games categories due to category growth and market share gains. These increases were partially offset with lower sales in our outdoor categories including archery, basketball, games, water sports and playground.

The overall gross margin decreased to 23.5% in 2022 compared with 24.6% in 2021. Gross margins were unfavorably impacted by increased logistics expenses associated with ongoing inventory handling and storage costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $44.8 million in 2022 compared to $43.4 million in 2021, an increase of $1.4 million or 3.2%. The increase in SG&A is attributable to the Brunswick Billiards acquisition completed in 2022. SG&A as a percent of sales is 14.3% in 2022 compared with 13.8% in 2021.

Provision for Income Taxes

The effective tax rate for 2022 and 2021 was 20.5% and 20.1%, respectively. The 2022 effective tax rate is slightly lower than the federal statutory rate primarily due to the captive insurance premiums being tax exempt, with federal income tax credits helping to offset the impact of the state taxes and lower the statutory rate. The 2021 effective tax rate is slightly lower than the federal statutory rate primarily due to the captive insurance premiums being tax exempt, with federal income tax credits helping to offset the impact of the state taxes and lower the statutory rate.

Sporting Goods

Net revenues, operating income, and net income for the Sporting Goods segment for the three years ended December 31, 2022 were as follows:

In Thousands	2022	2021	2020

Net revenue	$313,757	$313,612	$273,649
Operating income	25,925	31,534	32,685
Net income	16,117	21,892	23,625

Net revenue increased 0.1% in 2022 compared to 2021.

Gross margin in 2022 was 23.5% compared to 24.6% in 2021. Gross margins were unfavorably impacted by increased logistics expenses associated with ongoing inventory handling and storage costs. Operating income, as a percentage of net revenue, decreased to 8.3% in 2022 compared to 10.1% in 2021.

Financial Condition and Liquidity

The current ratio, a basic measure of liquidity (current assets divided by current liabilities), for 2022 was 4.8, compared to 3.5 in 2021. Receivable levels decreased to $57.4 million in 2022 compared with $66.0 million in 2021 and net inventory increased $29.5 million to $121.9 million in 2022 from $92.4 million in 2021, due partially to the acquisition of Brunswick Billiards. Trade accounts payable and accrued liabilities decreased $9.5 million to $30.7 million from $40.2 million in 2021.

The Company’s working capital requirements are primarily funded through cash flows from operations and revolving credit agreements with its bank. During 2022, the Company’s maximum borrowings under its primary revolving credit lines and overdraft facility totaled $113.8 million compared to $69.2 million in 2021. The overall effective interest rate in 2022 was 3.8% compared to the effective rate of 2.9% in 2021. Total debt at the end of the Company’s 2022 fiscal year was $94.9 million.

On January 21, 2022, the Company and its wholly owned subsidiary, Indian Industries, Inc. (“Indian”), entered into an Amended and Restated Credit Agreement (the “2022 Restated Credit Agreement”) with its issuing bank, JPMorgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the Restated Credit Agreement (collectively, the “Lenders”). The 2022 Restated Credit Agreement amended and restated the Amended and Restated Credit Agreement dated as of January 21, 2019, as amended, in its entirety, and continues the existing Company’s credit facilities which have been in place since April 30, 2009. The Company’s indebtedness under the 2022 Restated Credit Agreement continues to be collateralized by liens on all of the present and future equity of each of the Company’s domestic subsidiaries and substantially all of the assets of the Company (excluding real estate). Under the terms of the 2022 Restated Credit Agreement, Old National Bank was added as a Lender. The Lenders have now made available to Escalade and Indian a senior revolving credit facility with increased maximum availability of $65.0 million (the “Revolving Facility”), up from $50.0 million, plus an accordion feature that would allow borrowings up to $90.0 million under the Revolving Facility subject to certain terms and conditions. The maturity date of the revolving credit facility was extended to January 21, 2027. The Company may prepay the Revolving Facility, in whole or in part, and reborrow prior to the revolving loan maturity date. The 2022 Restated Credit Agreement further extended the maturity date for the existing $50.0 million term loan facility to January 21, 2027.

In addition to the increased borrowing amount and extended maturity date, the 2022 Restated Credit Agreement provided a $7.5 million swingline commitment by Chase, replaced LIBOR with the replacement benchmark secured overnight financing rate, and adjusted certain financial covenants relating to the fixed charge coverage ratio.

On July 18, 2022, the Company entered into the First Amendment to the 2022 Restated Credit Agreement. Under the terms of the First Amendment, the Lender increased the maximum availability under the senior revolving credit facility from $65.0 million to $75.0 million pursuant to the accordion feature in the 2022 Restated Credit Agreement. The First Amendment also adjusted the funded debt to EBITDA ratio financial covenant to 3:00 to 1:00 as of the end of the Company’s third and fourth fiscal quarters of 2022.

On October 26, 2022, the Company entered into the Second Amendment ("Second Amendment”) to the 2022 Restated Credit Agreement. Under the terms of the Second Amendment, the Lender increased the maximum availability under the senior revolving credit facility from $75.0 million to $90.0 million pursuant to the accordion feature in the 2022 Restated Credit Agreement. The Second Amendment adjusted the funded debt to EBITDA ratio financial covenant to 3:25 to 1:00 as of the end of the Company’s third and fourth fiscal quarters of 2022 and 3:00 to 1:00 as of the end of the Company’s first fiscal quarter of 2023. The Second Amendment also modified the EBITDA definition to permit add-backs of a) up to $2.0 million for disposition related expenses; and b) up to $2.0 million for unusual or non-recurring expenses which are incurred prior to the end of fiscal year 2023 and which are subject to the approval of the Administrative Agent.

As of December 31, 2022, the outstanding principal amount of the term loan was $39.9 million and total amount drawn under the Revolving Facility was $55.0 million.

Cash flows from operations and revolving credit agreements were used to fund acquisitions, to pay shareholder dividends, and to fund stock repurchases.

In 2023, the Company estimates capital expenditures to be approximately $3.7 million.

The Company believes that cash generated from its projected 2023 operations and the commitment of borrowings from its primary lender will provide it with sufficient cash flows for its operations.

It is possible that if economic conditions deteriorate, this could have adverse effects on the Company’s ability to operate profitably during fiscal year 2023. To the extent that occurs, management will pursue cost reduction initiatives and consider realignment of its infrastructure in an effort to match the Company’s overhead and cost structure with the sales level dictated by current market conditions.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under the sub-heading “New Accounting Pronouncements”.

Contractual Obligations

The following schedule summarizes the Company’s material contractual obligations as of December 31, 2022:

Amounts in thousands	Total	2023	2024 –2025	2026 –2027	Thereafter

Debt(1)	$94,881	$7,143	$14,286	$73,452	$--
Future interest payments(1)	13,582	3,488	6,158	3,936	--
Operating leases	12,053	1,454	2,769	2,560	5,270
Minimum payments under purchase, royalty and license agreements	4,567	898	1,145	1,219	1,305
Total	$125,083	$12,983	$24,358	$81,167	$6,575

Note:

(1) Assumes that the Company will not increase borrowings under its long-term credit agreements and that the effective interest rate experienced in 2022 of 3.8% will continue for the life of the agreements.

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

Impairment of Goodwill

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 350, Intangibles – Goodwill and Other. A qualitative assessment is first performed to determine if the fair value of the reporting unit is "more likely than not" less than the carrying value. If so, we proceed to a quantitative assessment, in which the fair value of the reporting unit is compared to its carrying value. If the carrying value of goodwill exceeds the fair value, an impairment charge to current operations is recorded to reduce the carrying value to the fair value.

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

The Company has one reporting unit that is identical to our operating segment, Sporting Goods. Of the total recorded goodwill of $42.3 million at December 31, 2022, the entire amount was allocated to the Escalade Sports reporting unit. The results of the qualitative impairment assessment of the Escalade Sports reporting unit indicated that it was not “more likely than not” that the fair value of the reporting unit was less than the carrying value as of December 31, 2022.

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

Capital Expenditures

As of December 31, 2022, the Company had no material commitments for capital expenditures. In 2023, the Company estimates capital expenditures to be approximately $3.7 million.

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

The management of Escalade assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (published in 2013) and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

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

/s/ Walter P. Glazer, Jr., Chief Executive Officer          /s/ Stephen R. Wawrin, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2022. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 10, 2023 under the captions “Certain Beneficial Owners,” “Election of Directors,” “Executive Officers of the Registrant,” “Board of Directors, Its Committees, Meetings and Functions,” and “Delinquent Section 16(a) Reports,” if applicable, and is incorporated herein by reference.

ITEM 11— EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 10, 2023 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee” and “Executive Compensation” and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appears under the caption “Report of the Compensation Committee” is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 10, 2023 under the captions “Certain Beneficial Owners” and “Election of Directors” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders (1)	--	--	996,461
Equity compensation plans not approved by security holders	--	--	--
Total	--		996,461

(1) The maximum number of shares that can be awarded under the Escalade, Incorporated 2017 Incentive Plan is 1,661,598. The plan was approved by stockholders at Escalade’s Annual Meetings of Stockholders in 2017.

(2) Does not include 252,029 shares subject to outstanding, unvested restricted stock unit awards.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on May 10, 2023 under the captions “Election of Directors” and “Board of Directors, Its Committees, Meetings and Functions” and is incorporated herein by reference. The information required by Item 404 of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 10, 2023 under the caption “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s independent registered accounting firm is FORVIS, LLP, formerly BKD, LLP; Evansville, IN; PCAOB ID: 686. The information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 10, 2023 under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

Part IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as a part of this report:

(1)	Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated financial statements of Escalade, Incorporated and subsidiaries:

Consolidated balance sheets—December 31, 2022 and December 25, 2021

Consolidated statements of operations—fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020

Consolidated statements of stockholders’ equity—fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020

Consolidated statements of cash flows—fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020

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
10.1

Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material) (i)

10.2

Amended and Restated Pledge and Security Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material) (i)

10.3

First Amendment dated July 18, 2022 to the Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material (d)

10.4

Second Amendment dated October 26,2022 to the Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material) (f)

(4)	Executive Compensation Plans and Arrangements
10.5	Escalade, Incorporated 2017 Incentive Plan, incorporated by reference herein from Annex 1 to the Registrant’s 2017 Definitive Proxy Statement (e)
10.6	Form of Stock Option Award Agreement utilized in Stock Option grants to employees pursuant to the Escalade, Incorporated 2017 Incentive Plan (b)
10.7	Form of Stock Option Award Agreement utilized in Stock Option grants to Directors pursuant to the Escalade, Incorporated 2017 Incentive Plan (b)
10.8	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants to employees pursuant to the Escalade Incorporated 2017 Incentive Plan (b)
10.9	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants to Directors pursuant to the Escalade, Incorporated 2017 Incentive Plan (b)
10.10	Offer Letter dated December 20, 2021 by and between Walter P. Glazer, Jr. and Escalade, Incorporated (g)
21	Subsidiaries of the Registrant
23.1	Consent of FORVIS, LLP
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer Section 1350 Certification
32.2	Chief Financial Officer Section 1350 Certification
101.Cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.Def	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.Lab	Inline XBRL Taxonomy Extension Label Linkbase Document
101.Pre	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.Ins	Inline XBRL Instance Document
101.Sch	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(a)	Incorporated by reference from the Company's 2007 First Quarter Report on Form 10-Q
(b)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 30, 2017 and filed on February 27, 2018
(c)	Incorporated by reference from the Company’s 2022 Third Quarter Report on Form 10-Q filed on October 27, 2022
(d)	Incorporated by reference from the Company’s Form 8-K filed on July 21, 2022
(e)	Incorporated by reference from the Company’s 2017 Proxy Statement
(f)	Incorporated by reference from the Company’s Form 8-K filed on October 27, 2022
(g)	Incorporated by reference from the Company’s Form 8-K filed on December 23, 2021
(h)	Incorporated by reference from the Company’s Form 8-K filed on January 3, 2022
(i)	Incorporated by reference from the Company’s Form 8-K filed on January 24, 2022

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

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated as of December 31, 2022, and December 25, 2021, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalade, Incorporated as of December 31, 2022, and December 25, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Escalade, Incorporated’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control––Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2023, expressed an unqualified opinion thereon.

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

Customer Allowances

As more fully described in Note 16 within the consolidated financial statements, revenue is recognized net of various sales adjustments, which includes estimated customer allowances for advertising subsidies, volume rebates and catalog allowances. Escalade, Incorporated reviews such allowances on an ongoing basis and accruals are adjusted based on the information within the customer agreements. These estimated sales adjustments are included as part of Net Sales on the consolidated statement of operations. At December 31, 2022, the total accrued for these customer allowances was $4,504,000 and was presented as part of accrued liabilities on the consolidated balance sheet.

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

Assumptions Used in Estimating Goodwill and Intangible Assets Associated with Business Combinations

As described in Note 13 to the consolidated financial statements, Escalade, Incorporated consummated the acquisition of the assets constituting the Brunswick Billiards business of Life Fitness, LLC during the year ended December 31, 2022, resulting in the expansion of Escalade, Incorporated’s operating product lines and additional goodwill of $9,631,000 and additional intangible assets of $12,900,000 being recognized on Escalade Incorporated’s consolidated balance sheet. As part of this acquisition, management assessed that the acquisition qualified as a business combination and all identifiable assets and liabilities acquired were recorded at fair value as part of the purchase price allocation as of the acquisition date. The identification and valuation of such acquired assets and assumed liabilities requires management to exercise significant judgment and consider the use of outside vendors to estimate the fair value allocations.

We identified the consummated acquisition and the valuation of acquired assets and assumed liabilities a critical audit matter. Auditing the acquired balance sheet and acquisition related considerations involved a high degree of subjectivity in evaluating management’s operational assumptions of the newly acquired division, fair value estimates, purchase price allocations and assessing the appropriateness of outside vendor valuation models.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining and reviewing the executed Asset Purchase Agreement documents to gain an understanding of the underlying terms of the consummated acquisition;

●

Testing the design and operating effectiveness of controls over the acquisition accounting, including cut-off procedures performed, asset/liability identification considerations made, and the completeness and accuracy of the balance sheet acquired and related fair value purchase price allocations made to identified assets and liabilities assumed;

●

Obtaining and reviewing all significant outside vendor valuation estimates and challenging management’s review of the appropriateness of the valuations assessed/allocated to assets acquired and liabilities assumed; including but not limited to, testing all critical inputs, assumptions applied and valuation models utilized by the outside vendors;

●	Utilizing internal valuation specialists to assist with testing the related fair value purchase price allocations made to identified assets acquired and liabilities assumed;

●	Testing the goodwill calculation resulting from the acquisition consummated, being the difference between the total net consideration paid and the fair value of the net assets acquired; and

●	Reviewing and evaluating the adequacy of the disclosures made in the notes of Escalade Incorporated’s SEC filings.

/s/ FORVIS, LLP

(Formerly, BKD, LLP)

Evansville, Indiana

February 24, 2023

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Escalade, Incorporated

Evansville, Indiana

Opinion on the Internal Control Over Financial Reporting

We have audited Escalade, Incorporated’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control––Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Escalade, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control–– Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of Escalade, Incorporated as of December 31, 2022 and for each of the three years in the period ended December 31, 2022 and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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

Definitions and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Escalade, Incorporated are being made only in accordance with authorizations of management and directors of Escalade, Incorporated; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP

(Formerly, BKD, LLP)

Evansville, Indiana

February 24, 2023

Escalade, Incorporated and Subsidiaries

Consolidated Balance Sheets

All Amounts in Thousands Except Share Information	December 31, 2022	December 25, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$3,967	$4,374
Receivables, less allowances of $492 and $457; respectively	57,419	65,991
Inventories	121,870	92,382
Prepaid expenses	4,942	7,569
Prepaid income tax	-	739
TOTAL CURRENT ASSETS	188,198	171,055

Property, plant and equipment, net	24,751	24,936
Assets held for sale	2,823	-
Operating lease right-of-use assets	9,100	2,210
Intangible assets	31,120	20,778
Goodwill	42,326	32,695
Other assets	400	124
TOTAL ASSETS	$298,718	$251,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,143	$7,143
Trade accounts payable	9,414	15,847
Accrued liabilities	21,320	24,385
Income tax payable	71	-
Current operating lease liabilities	993	818
TOTAL CURRENT LIABILITIES	38,941	48,193

Long-term debt	87,738	50,396
Deferred income tax liability	4,516	4,759
Operating lease liabilities	8,641	1,387
Other liabilities	407	448
TOTAL LIABILITIES	140,243	105,183

Commitments and contingencies

Stockholders' equity:
Preferred stock
Authorized: 1,000,000 shares, no par value, none issued
Common stock
Authorized: 30,000,000 shares, no par value
Issued and outstanding: 2022 —13,594,407 shares, 2021 —13,493,332 shares	13,594	13,493
Retained earnings	144,881	133,122
TOTAL STOCKHOLDERS’ EQUITY	158,475	146,615
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$298,718	$251,798

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Operations

	Years Ended
All Amounts in Thousands Except Per Share Data	December 31, 2022	December 25, 2021	December 26, 2020

Net Sales	$313,757	$313,612	$273,649

Costs and Expenses
Cost of products sold	240,118	236,482	198,822
Selling, administrative and general expenses	44,765	43,367	40,315
Amortization	2,559	1,867	1,480

Operating Income	26,315	31,896	33,032

Other Income (Expense)
Interest expense	(3,780)	(1,510)	(250)
Other income (expense)	79	163	140

Income Before Income Taxes	22,614	30,549	32,922

Provision for Income Taxes	4,625	6,144	6,988

Net Income	$17,989	$24,405	$25,934

Earnings Per Share Data:
Basic earnings per share	$1.33	$1.78	$1.84
Diluted earnings per share	$1.31	$1.76	$1.82

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at December 28, 2019	14,215	$14,215	$111,955	$126,170

Net income			25,934	25,934
Expense of stock options and restricted stock units			1,016	1,016
Exercise of stock options	10	10	134	144
Settlement of restricted stock units	55	55	(55)	-
Issuance of restricted stock awards	35	35	(35)	-
Dividends declared			(7,466)	(7,466)
Stock issued to directors as compensation	10	10	87	97
Purchase of stock	(406)	(406)	(6,333)	(6,739)

Balances at December 26, 2020	13,919	$13,919	$125,237	$139,156

Net income			24,405	24,405
Expense of stock options and restricted stock units			902	902
Exercise of stock options	10	10	134	144
Settlement of restricted stock units	50	50	(50)	-
Dividends declared			(7,693)	(7,693)
Stock issued to directors as compensation	6	6	129	135
Purchase of stock	(492)	(492)	(9,942)	(10,434)

Balances at December 25, 2021	13,493	$13,493	$133,122	$146,615

Net income			17,989	17,989
Expense of stock options and restricted stock units			1,974	1,974
Settlement of restricted stock units	97	97	(97)	-
Dividends declared			(8,154)	(8,154)
Stock issued to directors as compensation	4	4	47	51

Balances at December 31, 2022	13,594	$13,594	$144,881	$158,475

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
All Amounts in Thousands	December 31, 2022	December 25, 2021	December 26, 2020
Operating Activities:
Net Income	$17,989	$24,405	$25,934
Reconciling adjustments:
Depreciation and amortization	6,063	4,835	4,016
Provision for doubtful accounts	108	(408)	473
Stock option and restricted stock unit expense	1,974	902	1,016
Deferred income taxes	(244)	567	656
Loss (gain) on disposals of assets	(22)	(19)	(2)
Changes in
Accounts receivable	9,738	(301)	(29,905)
Inventories	(15,847)	(19,894)	(26,422)
Prepaids and other assets	3,433	(4,163)	(42)
Accounts payable and accrued expenses	(14,668)	(4,985)	26,909
Net cash provided by operating activities	8,524	939	2,633

Investing Activities:
Purchase of property and equipment	(2,111)	(9,696)	(5,455)
Acquisitions	(35,757)	-	(15,446)
Payment on note payable related to an acquisition	-	-	(135)
Proceeds from sale of property and equipment	40	43	4
Net cash used in investing activities	(37,828)	(9,653)	(21,032)

Financing Activities:
Dividends paid	(8,154)	(7,693)	(7,466)
Proceeds from issuance of long-term debt	197,369	232,065	84,044
Payments on long-term debt	(160,027)	(204,601)	(53,971)
Proceeds from exercise of stock options	-	144	144
Deferred financing fees	(342)	(33)	(87)
Purchase of stock	-	(10,434)	(6,739)
Director stock compensation	51	135	97
Net cash provided by financing activities	28,897	9,583	16,022

Increase (decrease) in Cash and Cash Equivalents	(407)	869	(2,377)
Cash and Cash Equivalents, beginning of year	4,374	3,505	5,882
Cash and Cash Equivalents, end of year	$3,967	$4,374	$3,505
Supplemental Cash Flows Information
Interest paid	$3,867	$1,433	$205
Income taxes paid	$4,144	$6,284	$6,205
Information regarding the Company’s acquisitions in 2022 and 2020 are as follows:
Fair value of assets acquired	$41,496	$-	$16,277
Cash paid for assets	(35,757)	-	(15,446)
Liabilities assumed	$5,739	$-	$831

See notes to consolidated financial statements.

Note 1 —    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Escalade, Incorporated and its wholly-owned subsidiaries (Escalade, the Company, we, us or our) are engaged in the manufacture and sale of sporting goods products. The Company is headquartered in Evansville, Indiana and currently has manufacturing facilities in the United States of America and Mexico. The Company sells products to customers primarily in North America with minimal sales throughout the remainder of the world.

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

Fiscal Year End

Through and including December 31, 2022, the Company’s fiscal year was a 52 or 53 week period ending on the last Saturday in December. Fiscal year 2022 was 53 weeks long, ending December 31, 2022. Fiscal year 2021 was 52 weeks long, ending December 25, 2021. Fiscal year 2020 was 52 weeks long, ending on December 26, 2020.

On August 10, 2022, Escalade’s Board of Directors approved a change in its fiscal year end from the last Saturday in December of each year to December 31 of each year. Escalade’s fiscal quarters will end on March 31, June 30, and September 30. The fiscal year change is effective beginning with Escalade’s 2023 fiscal calendar, which began on January 1, 2023. Consistent with SEC guidance, no transition report is required in connection with the change in Escalade’s fiscal year end. Following the filing of this Form 10-K for the year ended December 31, 2022, the new fiscal year will take effect from January 1, 2023 to December 31, 2023.

Cash and Cash Equivalents

Highly liquid financial instruments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Cash and cash equivalent balances may at times be in excess of federally insured limits. The Company maintains its cash and cash equivalent balances at high-credit quality financial institutions. Book overdrafts that result from outstanding checks in excess of our bank balance are reclassified to accrued liabilities. As of December 31, 2022, the Company reclassed $6.9 million of book overdrafts to accrued liabilities. As of December 25, 2021, the Company reclassed $4.7 million of book overdrafts to accrued liabilities.

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

Inventories

Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower of cost or net realizable value. This inventory valuation reserve totaled $1,568 thousand and $748 thousand at fiscal year-end 2022 and 2021, respectively.

Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

In Thousands	2022	2021

Raw materials	$7,789	$9,142
Work in process	3,478	3,529
Finished goods	110,603	79,711
	$121,870	$92,382

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

In Thousands	2022	2021

Land	$1,306	$2,255
Buildings and leasehold improvements	27,406	24,175
Machinery and equipment	27,497	31,853
Total cost	56,209	58,283
Accumulated depreciation and amortization	(31,458)	(33,347)
	$24,751	$24,936

The Company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. No asset impairment was recognized during the years ended 2022, 2021, or 2020.

We classify assets as held for sale when our management approves and commits to a formal plan of sale that is probable of being completed within one (1) year. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over fair value of net tangible and identifiable intangible assets of acquired businesses. Intangible assets consist of patents, consulting agreements, non-compete agreements, customer lists, developed technology, license agreements, and trademarks. Goodwill is deemed to have an indefinite life and is not amortized, but is subject to impairment testing annually in accordance with guidance included in FASB ASC 350, Intangibles – Goodwill and Other. Other intangible assets are amortized using the straight-line method over the following lives: license agreements, 17 years; developed technology, 5 years; trademarks, 20 years to indefinite life; consulting agreements, the life of the agreement; customer lists, 3 to 15 years; non-compete agreements, the lesser of the term or 5 years; and patents, the lesser of the remaining life or 5 to 15 years.

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in FASB ASC 350, Intangibles – Goodwill and Other. A qualitative assessment is first performed to determine if the fair value of the reporting unit is "more likely than not" less than the carrying value. If so, we proceed to a quantitative assessment, in which the fair value of the reporting unit is compared to its carrying value. If the carrying value of goodwill exceeds the fair value, an impairment charge to current operations is recorded to reduce the carrying value to the fair value. The results of the qualitative impairment assessment of the Escalade Sports reporting unit indicated that it was not “more likely than not” that the fair value of the reporting unit was less than the carrying value as of December 31, 2022 and December 25, 2021.

Employee Incentive Plan

During 2017, the Company approved an incentive plan explained in Note 9. The Company accounts for this plan under the recognition and measurement principles of FASB ASC 718, Equity Based Payments.

Foreign Currency

The functional currency for the foreign operations of Escalade is the U.S. dollar. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Operations and were insignificant in fiscal years 2022, 2021, and 2020.

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

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs incurred during 2022, 2021 and 2020 were approximately $2.7 million, $2.0 million, and $1.5 million, respectively.

New Accounting Pronouncements and Changes in Accounting Principles

New Accounting Standards to be Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This amendment requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The amendments are effective in fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This amendment delays the effective dates of specific ASUs, including ASU 2016-13 by one year. Amendments in ASU 2016-13 are effective in fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company will adopt this ASU within the annual reporting period ending December 31, 2023. The Company is currently assessing the impact of adopting this standard, but based upon its preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Listed below are certain significant estimates and assumptions related to the preparation of the consolidated financial statements:

Goodwill and Intangible Assets

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in FASB ASC 350, Intangibles – Goodwill and Other. A qualitative assessment is first performed to determine if the fair value of the reporting unit is "more likely than not" less than the carrying value. If so, we proceed to a quantitative assessment, in which the fair value of the reporting unit is compared to its carrying value. If the carrying value of goodwill exceeds the fair value, an impairment charge to current operations is recorded to reduce the carrying value to the fair value.

Other intangible assets are amortized using the straight-line method over the following lives: license agreements, 17 years; developed technology, 5 years; trademarks, 20 years to indefinite life; consulting agreements, the life of the agreement; customer lists, 3 to 15 years; non-compete agreements, the lesser of the term or 5 years; and patents, the lesser of the remaining life or 5 to 15 years.

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

In Thousands	2022	2021	2020

Beginning balance	$1,119	$962	$688
Additions	2,472	2,487	1,648
Deductions	(2,578)	(2,330)	(1,374)
Ending balance	$1,013	$1,119	$962

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

In Thousands	2022	2021	2020

Beginning balance	$748	$697	$786
Additions	1,083	446	831
Deductions	(263)	(395)	(920)
Ending balance	$1,568	$748	$697

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

In Thousands	2022	2021	2020

Beginning balance	$457	$896	$483
Additions (Reductions)	108	(408)	473
Deductions	(73)	(31)	(60)
Ending balance	$492	$457	$896

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

In Thousands	2022	2021	2020

Beginning balance	$2,340	$2,296	$1,292
Additions	11,627	12,930	11,940
Deductions	(12,326)	(12,886)	(10,936)
Ending balance	$1,641	$2,340	$2,296

Note 3 —    Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands	2022	2021

Employee compensation	$3,647	$5,573
Customer co-op and volume allowances	1,641	2,340
Customer return accruals and other allowances	4,225	6,435
Other accrued items	11,807	10,037
	$21,320	$24,385

Note 4 —    Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 9 years. As of December 31, 2022, the Company has not entered into any lease arrangements classified as a finance lease.

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

All Amounts in Thousands	Twelve Months Ended December 31, 2022	Twelve Months Ended December 25, 2021

Lease Expense
Operating Lease Cost	$1,481	$1,489
Short-term Lease Cost	2,587	3,019
Variable Lease Cost	502	378
Total Operating Lease Cost	$4,570	$4,886

Operating Lease – Operating Cash Flows	$860	$1,347
New ROU Assets – Operating Leases (non-cash)	$8,084	$2,347

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Period Ended December 31, 2022	Period Ended December 25, 2021
Weighted Average Remaining Lease Term – Operating Leases (in years)	8.98	3.97
Weighted Average Discount Rate – Operating Leases	5.06%	5.00%

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

All Amounts in Thousands

Year 1	$1,454
Year 2	1,402
Year 3	1,367
Year 4	1,323
Year 5	1,237
Thereafter	5,270
Total future minimum lease payments	12,053
Less imputed interest	(2,419)
Total	$9,634

Reported as of December 31, 2022
Current operating lease liabilities	993
Long-term operating lease liabilities	8,641
Total	$9,634

Note 5 —    Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

	2022		2021
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	24,715	24,270	24,715	24,068
Non-compete agreements	2,749	2,749	2,749	2,749
Customer list	22,017	9,783	18,017	8,100
Trademarks	18,636	802	9,736	266
Developed technology	475	396	475	301
License agreements	700	172	700	130
	69,292	38,172	56,392	35,614

Amortization expense was $2.6 million, $1.9 million and $1.5 million for 2022, 2021 and 2020, respectively.

Estimated future amortization expense is summarized in the following table:

All Amounts in Thousands

2023	$2,480
2024	2,356
2025	2,307
2026	2,259
2027	2,173
Thereafter	11,761
Subtotal	23,336
Indefinite-lived intangible asset balance	7,784
Total	$31,120

All goodwill is allocated to the operating segment of the business. The changes in the carrying amount of goodwill were:

In Thousands	Sporting Goods

Balance at December 26, 2020	$32,695
Acquisition	-
Balance at December 25, 2021	$32,695
Acquisition	9,631
Balance at December 31, 2022	$42,326

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in FASB ASC 350, Intangibles – Goodwill and Other. A qualitative assessment is first performed to determine if the fair value of the reporting unit is “more likely than not” less than the carrying value. If so, we proceed to a quantitative assessment, in which the fair value of the reporting unit is compared to its carrying value. If the carrying value of goodwill exceeds the fair value, an impairment charge to current operations is recorded to reduce the carrying value to the fair value.

Note 6 —    Borrowings

On January 21, 2019, the Company entered into an Amended and Restated Credit Agreement (“2019 Restated Credit Agreement”) among the Company and its wholly owned subsidiary, Indian Industries, Inc. (“Indian”), each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent and as Lender (the “Lender”). Under the terms of the 2019 Restated Credit Agreement, the Lender made available to the Company a senior revolving credit facility with maximum availability of $50.0 million having a maturity date of January 31, 2022. The 2019 Restated Credit Agreement also allowed Escalade to request the issuance of letters of credit of up to $5.0 million.

On December 14, 2020, the Company entered into the Third Amendment dated as of December 14, 2020 (the “Third Amendment”) to the 2019 Restated Credit Agreement. Under the terms of the Third Amendment, the maximum availability under the senior revolving credit facility increased to $75.0 million and the maturity date was extended to December 14, 2023. Other significant changes reflected in the Third Amendment included: increases in borrowing base availability if the Company’s funded debt to EBITDA ratio is less than 1.75 to 1:00; increasing to $30.0 million the total consideration that the Company may use for acquisitions without obtaining the Lender’s consent, as long as no event of default exists; resetting the maximum authorized stock repurchases to $15.0 million for the period commencing upon entry into the Third Amendment; increasing the interest rate on borrowings by twenty five basis points; increasing the unused facility fee by five basis points; and adding specific provisions and procedures for replacement of LIBOR if and when LIBOR would no longer be the benchmark for determining interest rates.

On July 7, 2021, the Company entered into the Fourth Amendment dated as of July 7, 2021 (the “Fourth Amendment”) to the 2019 Restated Credit Agreement. Under the terms of the Fourth Amendment, the Lender extended a $50.0 million term loan to the Company and reduced the maximum availability under the senior revolving credit facility from $75.0 million to $50.0 million. The proceeds of the term loan were used to pay down the Company’s then-outstanding indebtedness under the revolving credit facility, with the balance of the term loan proceeds being available for general working capital purposes. The maturity date of the term loan was July 7, 2026 and the maturity date of the revolving credit facility likewise was extended to July 7, 2026.

On January 21, 2022, the Company entered into an Amended and Restated Credit Agreement (“2022 Restated Credit Agreement”) with its issuing bank, JP Morgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the 2022 Restated Credit Agreement (collectively, the “Lenders”). Under the terms of the 2022 Restated Credit Agreement, Old National Bank was added as a Lender. The Lenders made available to the Company a senior revolving credit facility with increased maximum availability of $65.0 million (the “Revolving Facility”), up from $50.0 million, plus an accordion feature that would allow borrowings up to $90.0 million under the Revolving Facility subject to certain terms and conditions. The maturity date of the revolving credit facility was extended to January 21, 2027. The Company may prepay the Revolving Facility, in whole or in part, and reborrow prior to the revolving loan maturity date. The Restated Credit Agreement further extended the maturity date for the term loan facility to January 21, 2027.

In addition to the increased borrowing amount and extended maturity date, the 2022 Restated Credit Agreement provided a $7.5 million swingline commitment by Chase, replaced LIBOR with the replacement benchmark secured overnight financing rate, and adjusted certain financial covenants relating to the fixed charge coverage ratio.

On July 18, 2022, the Company entered into the First Amendment (the “First Amendment”) to the 2022 Restated Credit Agreement.

Under the terms of the First Amendment, the Lenders increased the maximum availability under the senior revolving credit facility from $65.0 million to $75.0 million pursuant to the accordion feature in the 2022 Restated Credit Agreement. The First Amendment also adjusted the funded debt to EBITDA ratio financial covenant to 3:00 to 1:00 as of the end of the Company’s third and fourth fiscal quarters of 2022.

On October 26, 2022, the Company entered into the Second Amendment (the “Second Amendment”) to the 2022 Restated Credit Agreement

Under the terms of the Second Amendment, the Lenders increased the maximum availability under the senior revolving credit facility from $75.0 million to $90.0 million pursuant to the accordion feature in the 2022 Restated Credit Agreement. The Second Amendment adjusted the funded debt to EBITDA ratio financial covenant to 3:25 to 1:00 as of the end of the Company’s third and fourth fiscal quarters of 2022 and 3:00 to 1:00 as of the end of the Company’s first fiscal quarter of 2023. The Second Amendment also modified the EBITDA definition to permit add-backs of a) up to $2.0 million for disposition related expenses; and b) up to $2.0 million for unusual or non-recurring expenses which are incurred prior to the end of fiscal year 2023 and which are subject to the approval of the Administrative Agent.

Each loan will bear interest based on the applicable SOFR rate for the interest period in effect plus the Applicable Rate. From October 26, 2022 up to and including the fiscal quarter ending June 30, 2023, the applicable rate per annum is set forth below in Category 1. After the fiscal quarter ending June 30, 2023, the Applicable Rate shall be determined as of the end of each quarter based upon Escalade’s Funded Debt to Adjusted Ratio as of the most recent determination date:

Funded Debt to EBITDA Ratio	Revolving Commitment ABR Spread	Revolving Commitment Term Benchmark Spread	Letter of Credit Fee	Commitment Fee Rate
Category 1 Greater than or equal to 3.00 to 1.0	0.75%	2.50%	2.50%	0.35%
Category 2 Greater than or equal to 2.50 to 1.0 but less than 3.00 to 1.0	0.25%	2.00%	2.00%	0.30%
Category 3 Greater than or equal to 1.50 to 1.0 but less than 2.50 to 1.0	-0-	1.75%	1.75%	0.25%
Category 4 Less than 1.50 to 1.0	(0.25% )	1.50%	1.50%	0.20%

The Applicable Rate is determined as of the end of each quarter based upon the Company’s annual or quarterly consolidated financial statements and is effective during the period commencing the date of delivery to the agent. The Company’s indebtedness under the 2022 Restated Credit Agreement continues to be collateralized by liens on all of the present and future equity of each of the Company’s and Indian’s domestic subsidiaries and substantially all of the assets of the Company (excluding real estate). Each direct and indirect domestic subsidiary of the Company and Indian has secured its guaranty of indebtedness incurred under the revolving facility with a first priority security interest and lien on all of such subsidiary’s assets. The obligations, guarantees, liens and other interests granted by the Company, Indian, and their domestic subsidiaries continues in full force and effect.

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:

In Thousands	2022	2021

Senior secured revolving credit facility of $90.0 million with a maturity of January 21, 2027. The interest rate at December 31, 2022 was 6.92% and 3.00% at December 25, 2021.	$55,000	$10,515

Term loan of $50.0 million with a maturity date of January 21, 2027. The interest rate at December 31, 2022 and December 25, 2021, was 2.97%.	39,881	47,024

	94,881	57,539
Current portion of long-term debt	(7,143)	(7,143)
	$87,738	$50,396

The Company makes monthly principal payments under the Term loan of $595 thousand.

Note 7 —    Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

In Thousands	2022	2021	2020

Weighted average common shares outstanding	13,572	13,747	14,096
Dilutive effect of stock options and restricted stock units	117	119	129
Weighted average common shares outstanding, assuming dilution	13,689	13,866	14,225

Number of anti-dilutive stock options and unvested restricted stock units	-	-	58

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 8 —    Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for all employees.  The Company’s contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company’s expense for the plan was $1,179 thousand, $1,041 thousand and $841 thousand for 2022, 2021 and 2020, respectively.

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

Restricted Stock Awards

During 2022, and pursuant to the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 3,886 shares of common stock. In 2022, the Company awarded 20,000 restricted stock units to directors and 196,254 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. All of the 2022 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee is still employed by the Company on the vesting date. The Company has elected to account for forfeitures when they actually occur.

A summary of restricted stock awards activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested stock units as of December 26, 2020	244,076	$8.98
Granted	50,615	20.74
Vested	(84,887)	8.98
Forfeited	(55,684)	7.99
Non-vested stock units as of December 25, 2021	154,120	$13.19
Granted	216,254	14.15
Vested	(97,189)	12.16
Forfeited	(21,156)	14.10
Non-vested stock units as of December 31, 2022	252,029	$14.33

When vesting is dependent on certain market criteria, the fair value of restricted stock units is determined by the use of Monte Carlo techniques. The market price of the Company’s stock on the grant date is used to value restricted stock units where vesting is not contingent on market criteria. In 2022, 2021, and 2020 the Company recognized $1,974 thousand, $902 thousand, and $1,011 thousand respectively in compensation expense related to restricted stock units and as of December 31, 2022 and December 25, 2021, there was $1,415 thousand and $629 thousand respectively, of unrecognized compensation expense related to restricted stock units.

Stock Options

Total compensation expense recorded in the statements of operations for 2022, 2021 and 2020 relating to stock options was zero, zero and $5 thousand, respectively. No stock options were awarded during 2022, 2021 or 2020.

The following table summarizes option activity for each of the three years ended 2022:

	Incentive Stock Options		Director Stock Options
	Granted	Outstanding	Granted	Outstanding

2022	-	-	-	-
2021	-	-	-	-
2020	-	10,000	-	-

The following table summarizes stock option transactions for the three years ended 2022:

	2022		2021		2020
	Shares	Option Price	Shares	Option Price	Shares	Option Price

Outstanding at beginning of year	-	-	10,000	$14.39	20,000	$14.39
Issued during year	-	-	-	-	-	-
Canceled or expired	-	-	-	-	-	-
Exercised during year	-	-	(10,000)	$14.39	(10,000)	$14.39
Outstanding at end of year	-	-	-	-	10,000	$14.39
Exercisable at end of year	-		-		10,000
Weighted-average fair value of options granted during the year	-		-		-

The total intrinsic value of options exercised was zero, zero and $73 thousand 2022, 2021 and 2020, respectively.

There were no stock options outstanding at December 31, 2022.

Note 10 —    Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands	2022	2021	2020

Income before taxes:	$22,614	$30,549	$32,922
Provision (benefit) for taxes:
Current
Federal	$4,149	$4,819	$5,479
State	720	758	854
	4,869	5,577	6,333
Deferred
Federal	(502)	408	665
State	258	159	(10)
	(244)	567	655
	$4,625	$6,144	$6,988

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands	2022	2021	2020

Income tax at statutory rate	$4,749	$6,415	$6,914
Increase (decrease) in income tax resulting from
State tax expense, net of federal effect	773	724	668
Federal true-ups	(49)	(38)	(103)
Federal tax credits	(413)	(251)	(114)
Captive insurance earnings	(478)	(456)	(443)
Incentive stock options	(18)	(214)	(4)
Other	61	(36)	70
Recorded provision for income taxes	$4,625	$6,144	$6,988

The provision for income taxes was computed based on financial statement income. In accordance with FASB ASC 740, the Company has an uncertain tax position as of and for the years ended December 31, 2022 and December 25, 2021. Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company is subject to future examinations by federal, state and other tax authorities for all years after 2018.

The Company has state, net of federal benefit, research tax credit carryforwards of $351 thousand as of December 31, 2022. The state research tax credit carryforwards begin to expire in 2024. A valuation allowance has been established in the amount of $351 thousand as of December 31, 2022 related to the state tax credit carryforwards, leaving an ending deferred, net of federal benefit, in the amount of zero. The increase in the valuation allowance relates to the decrease in the projected tax liability which would be offset by the credit carryforward. The valuation allowance is based on the historical results and estimated future results of the Company, as it is the judgment of management not all of these tax carryforward attributes will be realized before they begin to expire. In addition, the Company has foreign tax credit carryforwards of $323 thousand, as of December 31, 2022.

At December 31, 2022, the Company had domestic federal income taxes payable of $158 thousand, domestic state income taxes receivable of $87 thousand, and transition tax payable of $387 thousand recorded. At December 25, 2021, the Company had domestic federal income taxes receivable of $631 thousand, domestic state income taxes receivable of $108 thousand, and transition tax payable of $387 thousand recorded.

The components of the net deferred tax liabilities are as follows:

In Thousands	2022	2021
Assets
Valuation reserves	$1,167	$1,248
Stock based compensation	389	329
Federal and state credits	674	339
Lease obligation	2,252	515
Other	4	34
Capitalized research costs	605	-
Total assets	5,091	2,465

Liabilities
Property and equipment	(1,502)	(1,474)
Goodwill and intangible assets	(5,347)	(4,973)
Lease – right of use asset	(2,127)	(517)
Prepaid insurance	(280)	(237)
Total liabilities	(9,256)	(7,201)

Valuation Allowance
Beginning balance	(23)	(27)
(Increase) Decrease during period	(328)	4
Ending balance	(351)	(23)
	$(4,516)	$(4,759)

The following table reconciles the total amounts of unrecognized tax benefits:

In Thousands	2022	2021	2020

Balance at beginning of year	$61	$61	$-
Increases related to prior year tax positions	-	-	-
Decreases related to prior year tax positions	-	-	-
Increases related to current year tax positions	-	-	61
Settlements	-	-	-
Closure of tax years	(41)	-	-
Balance at end of year	$20	$61	$61

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $16 thousand at December 31, 2022, and $48 thousand at December 25, 2021, that if recognized, would affect the effective tax rate on income from continuing operations.

The Company had no accrued interest and penalties related to taxes, recognized as a liability, as of December 31, 2022.

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

Note 11 —    Operating Segment and Geographic Information

The following table presents certain operating segment information.

In Thousands	2022	2021	2020

Sporting Goods
Net revenue	$313,757	$313,612	$273,649
Operating income	25,925	31,534	32,685
Interest expense	3,780	1,510	250
Provision for taxes	6,106	8,295	8,951
Net income	16,117	21,892	23,625
Identifiable assets	286,417	241,547	211,253
Depreciation & amortization	6,063	4,835	4,016
Capital expenditures	2,111	9,696	5,455

All Other
Net revenue	-	-	-
Operating income	390	362	347
Interest expense (income)	-	-	-
Provision (benefit) for taxes	(1,481)	(2,151)	(1,963)
Net income	1,872	2,513	2,309
Identifiable assets	12,301	10,251	9,452
Depreciation & amortization	-	-	-
Capital expenditures	-	-	-

Total
Net revenue	313,757	313,612	273,649
Operating income	26,315	31,896	33,032
Interest expense	3,780	1,510	250
Provision for taxes	4,625	6,144	6,988
Net income	17,989	24,405	25,934
Identifiable assets	298,718	251,798	220,705
Depreciation & amortization	6,063	4,835	4,016
Capital expenditures	2,111	9,696	5,455

Each operating segment is individually managed and has separate financial results that are reviewed by the Company’s management. There were no changes to the composition of segments in 2022. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

Identifiable assets are principally those assets used in each segment.  The assets in the all other segment are principally cash and cash equivalents; and prepaid assets.

The Company had net assets of $14.8 million and $15.8 million located in Mexico as of December 31, 2022 and December 25, 2021, respectively.

During 2022, 2021 and 2020, the Company had one customer that accounted for approximately 23%, 21% and 23%, respectively, of the Company’s revenues. During 2022, 2021 and 2020 the Company had another customer which accounted for approximately 12%, 11% and 13%, respectively, of the Company’s revenues.

As of December 31, 2022, the Company had approximately 28% of its total accounts receivable with one customer. As of December 25, 2021, the Company had approximately 24%, 17% and 10% of its total accounts receivable with that same customer and two other customers, respectively.

As of December 31, 2022, approximately 31 employees of the Company's labor force were covered by a collective bargaining agreement that expires on January 31, 2025.

Raw materials for Escalade’s various product lines consist of wood, tempered glass, particle board, standard grades of steel and steel tubing, aluminum, engineering plastics, fiberglass and packaging materials. Escalade relies upon domestic, Mexico, Brazil, and Asian suppliers for these materials and upon various Asian manufacturers for many of its products.

Net sales are attributed to country based on location of customer. Net sales by geographic region/country were as follows:

In Thousands	2022	2021	2020

North America	$307,318	$309,211	$270,173
Europe	3,036	2,153	1,555
Other	3,403	2,248	1,921
	$313,757	$313,612	$273,649

Note 12 —    Summary of Quarterly Results

In thousands, except per share data (unaudited)	March 19	July 9	October 1	December 31

2022
Net Sales	$72,380	$94,337	$74,904	$72,136
Operating Income	9,023	8,189	4,220	4,883
Net income	6,654	5,673	2,958	2,704

Basic Earnings Per Share Data:	$0.49	$0.42	$0.22	$0.20
Diluted Earnings Per Share Data:	$0.49	$0.42	$0.22	$0.20

In thousands, except per share data (unaudited)	March 20	July 10	October 2	December 25

2021
Net Sales	$59,191	$99,679	$81,298	$73,444
Operating Income	7,129	10,686	7,672	6,409
Net income	5,442	8,126	5,966	4,871

Basic Earnings Per Share Data:	$0.39	$0.59	$0.44	$0.36
Diluted Earnings Per Share Data:	$0.39	$0.58	$0.43	$0.36

Note 13 —    Acquisitions

All of the Company’s acquisitions have been accounted for using the purchase method of accounting.

2022

On January 21, 2022, the Company completed its acquisition of the assets constituting the Brunswick Billiards business of Life Fitness, LLC. The purchase price of the acquisition was $35.8 million. Acquisition-related costs of $134 thousand were incurred during the year ended December 31, 2022. The acquisition was funded by cash and the Company’s revolving credit facility. The Company allocated the purchase price to the assets acquired, net of the liabilities assumed, based on their estimated fair value as of the date of the acquisition. The excess of the purchase price over the fair value of the assets acquired, net of the fair value of liabilities assumed, was recorded as goodwill. The recorded goodwill is deductible for tax purposes. The allocation of the purchase price, including values assigned to assets, liabilities and the amount of goodwill and intangible assets are represented in the table below:

In thousands
Assets acquired and liabilities assumed:
Accounts receivable, net	$1,275
Inventories, net	13,641
Fixed assets, including building and land	4,049
Goodwill	9,631
Intangible assets	12,900
Accounts payable	(3,193)
Other liabilities	(2,546)
$35,757

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
$15,446

Note 14 —    Commitments and Contingencies

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company. The Company has entered into various agreements whereby it is required to make royalty and license payments. At December 31, 2022, the Company had future estimated minimum non-cancelable royalty and license payments as follows:

In Thousands	Amount

2023	$898
2024	566
2025	579
2026	599
2027	620
Thereafter	1,305
$4,567

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 at December 31, 2022 and December 25, 2021.

		Fair Value Measurements Using
2022 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,967	$3,967	$-	$-

Financial liabilities
Current portion of long-term debt	$7,143	$-	$7,143	$-
Long-term debt	$87,738	$-	$87,738	$-

		Fair Value Measurements Using
2021 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$4,374	$4,374	$-	$-

Financial liabilities
Current portion of long-term debt	$7,143	$-	$7,143	$-
Long-term debt	$50,396	$-	$50,396	$-

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

	Years Ended
All Amounts in Thousands	December 31, 2022	December 25, 2021	December 26, 2020

Gross Sales by Channel:
Mass Merchants	$104,097	$115,949	$104,147
Specialty Dealers	98,954	96,166	80,419
E-commerce	119,401	119,550	109,297
International	16,183	11,337	8,226
Other	4,490	3,240	2,312
Total Gross Sales	343,125	346,242	304,401

Less: Gross-to-Net Sales Adjustments
Returns	5,256	8,304	7,837
Warranties	2,472	2,488	1,648
Customer Allowances	21,640	21,838	21,267
Total Gross-to-Net Sales Adjustments	29,368	32,630	30,752
Total Net Sales	$313,757	$313,612	$273,649

Note 17 —    Subsequent Events

On February 21, 2023, the Company’s Board of Directors approved a plan to close the Company’s manufacturing facilities in Rosarito, Mexico and to dispose of those facilities. The strategic decision to cease the Company’s manufacturing operations in Mexico is part of the Company’s ongoing efforts to improve profitability and to drive operational efficiencies.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED By: /s/ Walter P. Glazer, Jr.	February 24, 2023
Walter P. Glazer, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Walter P. Glazer, Jr. Walter P. Glazer, Jr.	Chairman and Director and President and Chief Executive Officer	February 24, 2023

/s/ Katherine F. Franklin	Director	February 24, 2023
Katherine F. Franklin

/s/ Edward E. Williams	Director	February 24, 2023
Edward E. Williams

/s/ Richard Baalmann, Jr.	Director	February 24, 2023
Richard Baalmann, Jr.

/s/ Anita Sehgal	Director	February 24, 2023
Anita Sehgal

/s/ Patrick Griffin Patrick Griffin	Director	February 24, 2023

/s/ Stephen R. Wawrin	Vice President and Chief Financial	February 24, 2023
Stephen R. Wawrin	Officer (Principal Financial and Accounting Officer)