Form 10-K/A
period 2022-12-31
ESCALADE INC
filed 2023-02-27
CIK 33488

United States

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Escalade, Incorporated (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission on February 24, 2023 (the “Original Filing”) The Company is filing this Amendment No. 1 for the sole purpose of revising the Report of the Independent Registered Public Accounting Firm’s, Opinion on the Consolidated Financial Statements, in Part IV, Item 15 to insert the following sentence below the signature of the Company’s principal independent public accounting firm, FORVIS, LLP (formerly, BKD, LLP): “We have served as Escalade, Incorporated’s auditor since 1977.” This sentence was inadvertently omitted from the Original Filing due to administrative error.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2023 have been executed and are filed as Exhibits 31.3 and 31.4 to this Amendment No. 1. Part IV, Item 15 of the Original Filing has been amended to reflect the new certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.  The filing of this Amendment No. 1 is not a representation that any statements contained in the Company’s Form 10-K are true and complete as of any date other than the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing.

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

(4)	Executive Compensation Plans and Arrangements
10.5	Escalade, Incorporated 2017 Incentive Plan, incorporated by reference herein from Annex 1 to the Registrant’s 2017 Definitive Proxy Statement (e)
10.6	Form of Stock Option Award Agreement utilized in Stock Option grants to employees pursuant to the Escalade, Incorporated 2017 Incentive Plan (b)
10.7	Form of Stock Option Award Agreement utilized in Stock Option grants to Directors pursuant to the Escalade, Incorporated 2017 Incentive Plan (b)
10.8	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants to employees pursuant to the Escalade Incorporated 2017 Incentive Plan (b)
10.9	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants to Directors pursuant to the Escalade, Incorporated 2017 Incentive Plan (b)
10.10	Offer Letter dated December 20, 2021 by and between Walter P. Glazer, Jr. and Escalade, Incorporated (g)
21	Subsidiaries of the Registrant (j)
23.1	Consent of FORVIS, LLP (j)
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (j)
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (j)
31.3	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification dated February 27, 2023
31.4	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification dated February 27, 2023
32.1	Chief Executive Officer Section 1350 Certification (j)
32.2	Chief Financial Officer Section 1350 Certification (j)
101.Cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.Def	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.Lab	Inline XBRL Taxonomy Extension Label Linkbase Document
101.Pre	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.Ins	Inline XBRL Instance Document
101.Sch	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(a)	Incorporated by reference from the Company's 2007 First Quarter Report on Form 10-Q
(b)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 30, 2017 and filed on February 27, 2018
(c)	Incorporated by reference from the Company’s 2022 Third Quarter Report on Form 10-Q filed on October 27, 2022
(d)	Incorporated by reference from the Company’s Form 8-K filed on July 21, 2022
(e)	Incorporated by reference from the Company’s 2017 Proxy Statement
(f)	Incorporated by reference from the Company’s Form 8-K filed on October 27, 2022
(g)	Incorporated by reference from the Company’s Form 8-K filed on December 23, 2021
(h)	Incorporated by reference from the Company’s Form 8-K filed on January 3, 2022
(i)	Incorporated by reference from the Company’s Form 8-K filed on January 24, 2022
(j)	Incorporated by reference from the Company’s Form 10-K filed on February 24, 2023

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

/s/ FORVIS, LLP

(Formerly, BKD, LLP)

We have served as Escalade, Incorporated’s auditor since 1977.

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

ESCALADE, INCORPORATED By: /s/ Stephen R. Wawrin
February 27, 2023
Stephen R. Wawrin Vice President and Chief Financial Officer (Principal Financial and Accounting Officer