Form 10-Q
period 2023-03-31
ESCALADE INC
filed 2023-05-09
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number0-6966

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2023
Common, no par value	13,732,359

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	March 31, 2023	December 31, 2022	March 19, 2022
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,064	$3,967	$6,392
Receivables, less allowance of $490; $492; and $566; respectively	50,468	57,419	67,301
Inventories	122,453	121,870	114,605
Prepaid expenses	4,879	4,942	12,716
Prepaid income tax	175	-	-
TOTAL CURRENT ASSETS	184,039	188,198	201,014

Property, plant and equipment, net	24,679	24,751	28,812
Assets held for sale	2,823	2,823	-
Operating lease right-of-use assets	8,844	9,100	1,896
Intangible assets, net	30,500	31,120	36,208
Goodwill	42,326	42,326	38,837
Other assets	376	400	294
TOTAL ASSETS	$293,587	$298,718	$307,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,143	$7,143	$7,143
Trade accounts payable	17,232	9,414	27,378
Accrued liabilities	10,500	21,320	19,875
Income tax payable	-	71	1,087
Current operating lease liabilities	991	993	604
TOTAL CURRENT LIABILITIES	35,866	38,941	56,087

Other Liabilities:
Long‑term debt	88,082	87,738	92,850
Deferred income tax liability	4,516	4,516	4,759
Operating lease liabilities	8,398	8,641	1,298
Other liabilities	407	407	448
TOTAL LIABILITIES	137,269	140,243	155,442

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,729,859; 13,594,407; and 13,585,096; shares respectively	13,730	13,594	13,585
Retained earnings	142,588	144,881	138,034
TOTAL STOCKHOLDERS' EQUITY	156,318	158,475	151,619
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$293,587	$298,718	$307,061

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Per Share Data	March 31, 2023	March 19, 2022

Net sales	$56,931	$72,380

Costs and Expenses
Cost of products sold	45,879	52,261
Selling, administrative and general expenses	10,283	10,526
Amortization	620	570

Operating Income	149	9,023

Other Income (Expense)
Interest expense	(1,375)	(560)
Other income	18	43

Income (Loss) Before Income Taxes	(1,208)	8,506

Provision (Benefit) for Income Taxes	(256)	1,852

Net Income (Loss)	$(952)	$6,654

Earnings (Loss) Per Share Data:
Basic earnings (loss) per share	$(0.07)	$0.49
Diluted earnings (loss) per share	$(0.07)	$0.49

Dividends declared	$0.15	$0.15

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at December 25, 2021	13,493	$13,493	$133,122	$146,615

Net income			6,654	6,654
Expense of restricted stock units			388	388
Settlement of restricted stock units	92	92	(92)	-
Dividends declared			(2,038)	(2,038)

Balances at March 19, 2022	13,585	$13,585	$138,034	$151,619

Balances at December 31, 2022	13,594	$13,594	$144,881	$158,475

Net loss			(952)	(952)
Expense of restricted stock units			459	459
Settlement of restricted stock units	105	105	(105)	-
Dividends declared			(2,059)	(2,059)
Issuance of common stock for service	31	31	364	395

Balances at March 31, 2023	13,730	$13,730	$142,588	$156,318

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands	March 31, 2023	March 19, 2022

Operating Activities:
Net income (loss)	$(952)	$6,654
Depreciation and amortization	1,396	1,473
Provision for doubtful accounts	-	99
Stock-based compensation	459	388
Common stock issued in lieu of bonus to officers	395	-
Adjustments necessary to reconcile net income to net cash provided by operating activities	3,218	(11,486)
Net cash provided (used) by operating activities	4,516	(2,872)

Investing Activities:
Purchase of property and equipment	(704)	(730)
Acquisitions	-	(34,616)
Net cash used by investing activities	(704)	(35,346)

Financing Activities:
Proceeds from issuance of long-term debt	35,231	72,830
Payments on long-term debt	(34,887)	(30,376)
Deferred financing fees	-	(180)
Cash dividends paid	(2,059)	(2,038)
Net cash provided (used) by financing activities	(1,715)	40,236
Net increase in cash and cash equivalents	2,097	2,018
Cash and cash equivalents, beginning of period	3,967	4,374
Cash and cash equivalents, end of period	$6,064	$6,392

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for its annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 31, 2022 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2022 filed with the Securities and Exchange Commission.

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

Note B ‑ Seasonal Aspects

The results of operations for the three months ended March 31, 2023 and March 19, 2022 are not necessarily indicative of the results to be expected for the full year.

Note C ‑ Inventories

In thousands	March 31, 2023	December 31, 2022	March 19, 2022

Raw materials	$7,311	$7,789	$9,395
Work in progress	3,386	3,478	4,318
Finished goods	111,756	110,603	100,892
	$122,453	$121,870	$114,605

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at March 31, 2023, December 31, 2022 and March 19, 2022.

		Fair Value Measurements Using
March 31, 2023 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$6,064	$6,064	$-	$-

Financial liabilities
Current portion of long-term debt	$7,143	$-	$7,143	$-
Long-term debt	$88,082	$-	$88,082	$-

		Fair Value Measurements Using
December 31, 2022 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,967	$3,967	$-	$-

Financial liabilities
Current portion of long-term debt	$7,143	$-	$7,143	$-
Long-term debt	$87,738	$-	$87,738	$-

		Fair Value Measurements Using
March 19, 2022 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$6,392	$6,392	$-	$-

Financial liabilities
Current portion of long-term debt	$7,143	$-	$7,143	$-
Long-term debt	$92,850	$-	$92,850	$-

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the three months ended March 31, 2023, and pursuant to the 2017 Incentive Plan, the Company issued 30,921 shares of common stock with a fair market value of $395 thousand in lieu of accrued and unpaid annual cash incentives for fiscal year 2022 to certain officers. During the three months ended March 31, 2023, the Company awarded 145,563 restricted stock units to employees. The 2023 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee is still employed by the Company on the vesting date.

For the three months ended March 31, 2023 and March 19, 2022, the Company recognized stock based compensation expense of $459 thousand and $388 thousand, respectively. At March 31, 2023 and March 19, 2022, respectively, there was $2,816 thousand and $3,235 thousand in unrecognized stock-based compensation expense related to non-vested stock awards.

Note F ‑ Segment Information

	As of and for the Three Months Ended March 31, 2023
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$56,931	$-	$56,931
Operating income (loss)	690	(541)	149
Net loss	(484)	(468)	(952)
Total assets	$284,252	$9,335	$293,587

	As of and for the Three Months Ended March 19, 2022
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$72,380	$-	$72,380
Operating income (loss)	9,535	(512)	9,023
Net income	6,541	113	6,654
Total assets	$300,074	$6,987	$307,061

Note G – Dividend Payment

On March 20, 2023, the Company paid a quarterly dividend of $0.15 per common share to all shareholders of record on March 13, 2023. The total amount of the dividend was approximately $2.1 million and was charged against retained earnings.

Note H ‑ Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
In thousands	March 31, 2023	March 19, 2022

Weighted average common shares outstanding	13,648	13,509
Dilutive effect of stock options and restricted stock units	-	138
Weighted average common shares outstanding, assuming dilution	13,648	13,647

Note I – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2023, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that are of significance, or potential significance to the Company.

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

The Company adopted this standard on January 1, 2023. The adoption of this standard did not have a material impact on the financial statements of the Company.

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

	Three Months Ended
All Amounts in Thousands	March 31, 2023	March 19, 2022

Gross Sales by Channel:
Mass Merchants	$16,690	$27,030
Specialty Dealers	21,615	25,343
E-commerce	20,592	22,856
International	3,041	4,080
Other	1,035	774
Total Gross Sales	62,973	80,083

Less: Gross-to-Net Sales Adjustments
Returns	1,512	2,170
Warranties	440	625
Customer Allowances	4,090	4,908
Total Gross-to-Net Sales Adjustments	6,042	7,703
Total Net Sales	$56,931	$72,380

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 9 years. As of March 31, 2023, the Company has not entered into any lease arrangements classified as a finance lease.

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

	Three Months Ended
All Amounts in Thousands	March 31, 2023	March 19, 2022

Lease Expense
Operating Lease Cost	$374	$338
Short-term Lease Cost	612	501
Variable Lease Cost	129	182
Total Operating Lease Cost	$1,115	$1,021

Operating Lease – Operating Cash Flows	$245	$303
New ROU Assets – Operating Leases (non-cash)	$-	$-
Weighted Average Remaining Lease Term – Operating Leases (in years)	8.79	4.12
Weighted Average Discount Rate – Operating Leases	5.05%	5.00%

Future minimum lease payments under non-cancellable leases as of March 31, 2023 were as follows:

All Amounts in Thousands

Year 1	$1,091
Year 2	1,402
Year 3	1,367
Year 4	1,323
Year 5	1,237
Thereafter	5,270
Total future minimum lease payments	11,690
Less imputed interest	(2,301)
Total	$9,389

Reported as of March 31, 2023
Current operating lease liabilities	991
Long-term operating lease liabilities	8,398
Total	$9,389

Note L – Commitments and Contingencies

The Company is involved in litigation arising in the normal course of business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

Note M – Debt

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

As of March 31, 2023, the outstanding principal amount of the term loan was $38.1 million and total amount drawn under the Revolving Facility was $57.1 million.

Note N – Subsequent Event

On May 8, 2023, the Company entered into the Third Amendment (the “Third Amendment”) to the Restated Credit Agreement. The Third Amendment adjusted the funded debt to EBITDA ratio financial covenant to 4:25 to 1:00 as of the end of the Company’s second fiscal quarter of 2023, 3:00 to 1:00 as of the end of the Company’s third fiscal quarter of 2023, and 2:75 to 1:00 as of the end of the Company’s fourth fiscal quarter of 2023 and thereafter. The Third Amendment adjusted the fixed charge coverage ratio covenant to 1:10 to 1:00 commencing as of the Company’s fourth fiscal quarter of 2023 and 1:25 to 1:00 as of the end of the Company’s first fiscal quarter of 2024 and thereafter. For the Company’s second and third fiscal quarters in 2023, the Third Amendment suspended the fixed charge coverage ratio covenant and added a minimum EBITDA covenant of $22.5 million as of the end of each such fiscal quarter. The Third Amendment waived compliance with the funded debt to EBITDA ratio financial covenant and the minimum fixed charge coverage ratio requirements for the Company’s first fiscal quarter of 2023. Under the terms of the Third Amendment, the Company and the Lender also agreed to decrease the maximum availability under the senior revolving credit facility from $90.0 million to $75.0 million, upon the consummation of the sale of the Company’s Mexican subsidiary and the dissolution of Escalade Insurance, Inc. The proceeds from such sale and dissolution, respectively, will be used to partially prepay the amounts outstanding under the revolving credit facility.

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

As the impact of the COVID-19 pandemic evolves and may be waning, the Company continues to respond to the challenges and opportunities arising from the pandemic. Even though the pandemic may not have had a material adverse direct effect on the Company, the pandemic’s effects on the global supply chain, higher freight and materials costs, supplier product delays, workforce availability and labor costs have caused operational challenges for the Company. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time. Consumer demand for the Company’s products may be slowing due to additional factors such as general economic conditions, inflation, recessionary fears, rising interest rates, changes in the housing market and declining consumer confidence. Management cannot predict the full impact of these factors on the Company. Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the period ended March 31, 2023 are not necessarily indicative of the results to be expected for fiscal year 2023.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended
	March 31, 2023	March 19, 2022
Net revenue	100.0%	100.0%
Cost of products sold	80.6%	72.2%
Gross margin	19.4%	27.8%
Selling, administrative and general expenses	18.0%	14.5%
Amortization	1.1%	0.8%
Operating income	0.3%	12.5%

Revenue and Gross Margin

Sales decreased by 21.3% for the first quarter of 2023, compared with the same period in the prior year. Sales declined given a combination of changing post-pandemic consumer demand, excess inventories in the retail channel and unfavorable weather conditions in the quarter which delayed the start of the spring business.

Gross margin declined to 19.4% for the first quarter of 2023 compared to 27.8% for the same period in 2022 primarily driven by less favorable product mix, ongoing additional inventory storage and handling costs, and lower operating leverage with the lower sales level.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $10.3 million for the first quarter of 2023 compared to $10.5 million for the same period in the prior year, a decrease of $0.2 million or 2.3%. SG&A as a percent of sales is 18.0% for the first quarter of 2023 compared with 14.5% for the same period in the prior year.

Provision (Benefit) for Income Taxes

The effective tax rate for the first three months of 2023 was 21.2% compared to 21.8% for the same period last year.

Financial Condition and Liquidity

Total debt at the end of the first three months of 2023 was $95.2 million, an increase of $0.3 million from December 31, 2022. The following schedule summarizes the Company’s total debt:

In thousands	March 31, 2023	December 31, 2022	March 19, 2022

Current portion of long-term debt	$7,143	$7,143	$7,143
Long term debt	88,082	87,738	92,850
Total Debt	$95,225	$94,881	$99,993

As a percentage of stockholders’ equity, total debt was 60.9%, 59.9% and 66.0% at March 31, 2023, December 31, 2022, and March 19, 2022 respectively.

On January 21, 2022, the Company and its wholly owned subsidiary, Indian Industries, Inc. (“Indian”), entered into an Amended and Restated Credit Agreement (the “2022 Restated Credit Agreement”) with its issuing bank, JPMorgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the Restated Credit Agreement (collectively, the “Lenders”). The 2022 Restated Credit Agreement amended and restated the Amended and Restated Credit Agreement dated as of January 21, 2019, as amended, in its entirety, and continues the existing Company’s credit facilities which have been in place since April 30, 2009. The Company’s indebtedness under the 2022 Restated Credit Agreement continues to be collateralized by liens on all of the present and future equity of each of the Company’s domestic subsidiaries and substantially all of the assets of the Company (excluding real estate). Under the terms of the 2022 Restated Credit Agreement, Old National Bank was added as a Lender. The Lenders made available to Escalade and Indian a senior revolving credit facility with increased maximum availability of $65.0 million (the “Revolving Facility”), up from $50.0 million, plus an accordion feature that would allow borrowings up to $90.0 million under the Revolving Facility subject to certain terms and conditions. The maturity date of the revolving credit facility was extended to January 21, 2027. The Company may prepay the Revolving Facility, in whole or in part, and reborrow prior to the revolving loan maturity date. The 2022 Restated Credit Agreement further extended the maturity date for the existing $50.0 million term loan facility to January 21, 2027.

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

As of March 31, 2023, the outstanding principal amount of the term loan was $38.1 million and total amount drawn under the Revolving Facility was $57.1 million.

On May 8, 2023, the Company entered into the Third Amendment (the “Third Amendment”) to the Restated Credit Agreement. The Third Amendment adjusted the funded debt to EBITDA ratio financial covenant to 4:25 to 1:00 as of the end of the Company’s second fiscal quarter of 2023, 3:00 to 1:00 as of the end of the Company’s third fiscal quarter of 2023, and 2:75 to 1:00 as of the end of the Company’s fourth fiscal quarter of 2023 and thereafter. The Third Amendment adjusted the fixed charge coverage ratio covenant to 1:10 to 1:00 commencing as of the Company’s fourth fiscal quarter of 2023 and 1:25 to 1:00 as of the end of the Company’s first fiscal quarter of 2024 and thereafter. For the Company’s second and third fiscal quarters in 2023, the Third Amendment suspended the fixed charge coverage ratio covenant and added a minimum EBITDA covenant of $22.5 million as of the end of each such fiscal quarter. The Third Amendment waived compliance with the funded debt to EBITDA ratio financial covenant and the minimum fixed charge coverage ratio requirements for the Company’s first fiscal quarter of 2023. Under the terms of the Third Amendment, the Company and the Lender also agreed to decrease the maximum availability under the senior revolving credit facility from $90.0 million to $75.0 million, upon the consummation of the sale of the Company’s Mexican subsidiary and the dissolution of Escalade Insurance, Inc. The proceeds from such sale and dissolution, respectively, will be used to partially prepay the amounts outstanding under the revolving credit facility.

The Company funds working capital requirements, shareholder dividends, and stock repurchases through operating cash flows and revolving credit agreements with its Lenders. The Company expects that cash generated from its 2023 operations and its access to adequate levels of revolving credit will provide it with sufficient cash flows for its operations and to meet growth needs.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2023.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

None.

Item 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional risks or uncertainties that are not presently known to us or that we currently do not consider material to our business. As of the date of this filing, there have been no material changes in our risk factors from those disclosed in the above-referenced Form 10-K, which risk factors are incorporated herein by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 12/31/2022 under the current repurchase program.	2,153,132	$13.38	2,153,132	$4,153,252
First quarter purchases:
1/1/2023-1/31/2023	None	None	No Change	No Change
2/1/2023-2/28/2023	None	None	No Change	No Change
3/1/2023-3/31/2023	None	None	No Change	No Change
Total share purchases under the current program	2,153,132	$13.38	2,153,132	$4,153,252

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. In December 2020, the Board of Directors increased the stock repurchase program to $15,000,000. From its inception date through March 31, 2023, the Company has repurchased 2,153,132 shares of its common stock under this repurchase program for an aggregate price of $28,812,686. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS

Number	Description
3.1	Articles of Incorporation of Escalade, Incorporated. Incorporated by reference from the Company’s 2007 First Quarter Report on Form 10-Q.

3.2	Amended By-laws of Escalade, Incorporated, as amended August 10, 2022. Incorporated by reference from the Company’s 2022 Third Quarter Report on Form 10-Q.

10.1	Third Amendment dated May 8, 2023 to the Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material). Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 9, 2023.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Chief Executive Officer Section 1350 Certification.

32.2	Chief Financial Officer Section 1350 Certification.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALADE, INCORPORATED

Date: May 9, 2023	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)