Form 10-Q
period 2023-06-30
ESCALADE INC
filed 2023-07-27
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2023
Common, no par value	13,736,800

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	June 30, 2023	December 31, 2022	July 9, 2022
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$577	$3,967	$6,195
Receivables, less allowance of $355; $492; and $726; respectively	54,975	57,419	60,011
Inventories	111,676	121,870	130,246
Prepaid expenses	3,925	4,942	7,263
Prepaid income tax	1,518	--	621
TOTAL CURRENT ASSETS	172,671	188,198	204,336

Property, plant and equipment, net	24,261	24,751	28,344
Assets held for sale	2,823	2,823	--
Operating lease right-of-use assets	8,669	9,100	9,318
Intangible assets, net	29,880	31,120	35,353
Goodwill	42,326	42,326	39,226
Other assets	455	400	275
TOTAL ASSETS	$281,085	$298,718	$316,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,143	$7,143	$7,143
Trade accounts payable	14,680	9,414	24,650
Accrued liabilities	9,897	21,320	20,483
Income tax payable	--	71	--
Current operating lease liabilities	1,002	993	676
TOTAL CURRENT LIABILITIES	32,722	38,941	52,952

Other Liabilities:
Long‑term debt	76,809	87,738	94,040
Deferred income tax liability	4,516	4,516	4,759
Operating lease liabilities	8,222	8,641	8,660
Other liabilities	407	407	448
TOTAL LIABILITIES	122,676	140,243	160,859

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,736,800; 13,594,407; and 13,590,407; shares respectively	13,737	13,594	13,590
Retained earnings	144,672	144,881	142,403
TOTAL STOCKHOLDERS' EQUITY	158,409	158,475	155,993
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$281,085	$298,718	$316,852

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Second Quarter Ended		Two Quarters Ended
All Amounts in Thousands Except Per Share Data	June 30, 2023	July 9, 2022	June 30, 2023	July 9, 2022

Net sales	$67,771	$94,337	$124,702	$166,717

Costs and Expenses
Cost of products sold	51,124	70,613	97,003	122,874
Selling, administrative and general expenses	9,769	14,680	20,052	25,206
Amortization	620	855	1,240	1,425

Operating Income	6,258	8,189	6,407	17,212

Other Income (Expense)
Interest expense	(1,580)	(948)	(2,955)	(1,508)
Other income	7	29	25	72

Income Before Income Taxes	4,685	7,270	3,477	15,776

Provision for Income Taxes	1,043	1,597	787	3,449

Net Income	$3,642	$5,673	$2,690	$12,327

Earnings Per Share Data:
Basic earnings per share	$0.27	$0.42	$0.20	$0.91
Diluted earnings per share	$0.26	$0.42	$0.20	$0.91

Dividends declared	$0.15	$0.15	$0.30	$0.30

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at March 19, 2022	13,585	$13,585	$138,034	$151,619

Net income			5,673	5,673
Expense of restricted stock units			688	688
Settlement of restricted stock units	1	1	(1)	--
Dividends declared			(2,038)	(2,038)
Stock issued to directors as compensation	4	4	47	51

Balances at July 9, 2022	13,590	$13,590	$142,403	$155,993

Balances at December 25, 2021	13,493	$13,493	$133,122	$146,615

Net income			12,327	12,327
Expense of restricted stock units			1,076	1,076
Settlement of restricted stock units	93	93	(93)	--
Dividends declared			(4,076)	(4,076)
Stock issued to directors as compensation	4	4	47	51

Balances at July 9, 2022	13,590	$13,590	$142,403	$155,993

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at March 31, 2023	13,730	$13,730	$142,588	$156,318

Net income			3,642	3,642
Expense of restricted stock units			458	458
Settlement of restricted stock units	3	3	(3)	--
Dividends declared			(2,061)	(2,061)
Stock issued to directors as compensation	4	4	48	52

Balances at June 30, 2023	13,737	$13,737	$144,672	$158,409

Balances at December 31, 2022	13,594	$13,594	$144,881	$158,475

Net income			2,690	2,690
Expense of restricted stock units			917	917
Settlement of restricted stock units	108	108	(108)	--
Dividends declared			(4,120)	(4,120)
Stock issued to directors as compensation	4	4	48	52
Issuance of common stock for service	31	31	364	395

Balances at June 30, 2023	13,737	$13,737	$144,672	$158,409

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Two Quarters Ended
All Amounts in Thousands	June 30, 2023	July 9, 2022

Operating Activities:
Net income	$2,690	$12,327
Depreciation and amortization	2,798	3,603
Provision for doubtful accounts	35	258
Stock-based compensation	917	1,076
Common stock issued in lieu of bonus to officers	395	--
Director stock compensation	52	51
Adjustments necessary to reconcile net income to net cash provided by operating activities	6,009	(17,589)
Net cash provided (used) by operating activities	12,896	(274)

Investing Activities:
Purchase of property and equipment	(1,068)	(1,536)
Acquisitions	--	(35,757)
Net cash used by investing activities	(1,068)	(37,293)

Financing Activities:
Proceeds from issuance of long-term debt	62,196	124,571
Payments on long-term debt	(73,125)	(80,927)
Deferred financing fees	(169)	(180)
Cash dividends paid	(4,120)	(4,076)
Net cash provided (used) by financing activities	(15,218)	39,388
Net increase (decrease) in cash and cash equivalents	(3,390)	1,821
Cash and cash equivalents, beginning of period	3,967	4,374
Cash and cash equivalents, end of period	$577	$6,195

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

On August 10, 2022, Escalade’s Board of Directors approved a change in its fiscal year end from the last Saturday in December of each year to December 31 of each year. Escalade’s fiscal quarters will end on March 31, June 30, and September 30. The second quarter of 2023 is a traditional calendar quarter with 91 days, whereas the 2022 quarter was four four-week periods constituting a total of 112 days. The fiscal year change is effective beginning with Escalade’s 2023 fiscal calendar, which began on January 1, 2023. Consistent with SEC guidance, no transition report is required in connection with the change in Escalade’s fiscal year end.

Reclassifications – Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Note B ‑ Seasonal Aspects

The results of operations for the second quarter and two quarter periods ended June 30, 2023 and July 9, 2022 are not necessarily indicative of the results to be expected for the full year.

Note C ‑ Inventories

In thousands	June 30, 2023	December 31, 2022	July 9, 2022

Raw materials	$6,537	$7,789	$9,821
Work in progress	2,910	3,478	4,653
Finished goods	102,229	110,603	115,772
	$111,676	$121,870	$130,246

Note D – Fair Values of Financial Instruments\

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at June 30, 2023, December 31, 2022 and July 9, 2022.

		Fair Value Measurements Using
June 30, 2023 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$577	$577	$--	$--

Financial liabilities
Current portion of long-term debt	$7,143	$--	$7,143	$--
Long-term debt	$76,809	$--	$76,809	$--

		Fair Value Measurements Using
December 31, 2022 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,967	$3,967	$--	$--

Financial liabilities
Current portion of long-term debt	$7,143	$--	$7,143	$--
Long-term debt	$87,738	$--	$87,738	$--

		Fair Value Measurements Using
July 9, 2022 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$6,195	$6,195	$--	$--

Financial liabilities
Current portion of long-term debt	$7,143	$--	$7,143	$--
Long-term debt	$94,040	$--	$94,040	$--

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the two quarters ended June 30, 2023, and pursuant to the 2017 Incentive Plan, the Company issued 30,921 shares of common stock with a fair market value of $395 thousand in lieu of accrued and unpaid annual cash incentives for fiscal year 2022 to certain officers. During the two quarters ended June 30, 2023 and pursuant to the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 4,441 shares of common stock.

During the two quarters ended June 30, 2023, the Company awarded 21,200 restricted stock units to directors and 145,563 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2023 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee is still employed by the Company on the vesting date.

For the second quarter and two quarters ended June 30, 2022, the Company recognized stock based compensation expense of $458 thousand and $917 thousand, respectively compared to stock based compensation expense of $688 thousand and $1,076 thousand for the same periods in the prior year. At June 30, 2023 and July 9, 2022, respectively, there was $2.5 million and $2.6 million in unrecognized stock-based compensation expense related to non-vested stock awards.

Note F ‑ Segment Information

	For the Second Quarter Ended June 30, 2023
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$67,771	$--	$67,771
Operating income (loss)	6,837	(579)	6,258
Net income (loss)	3,817	(175)	3,642

	As of and for the Two Quarters Ended June 30, 2023
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$124,702	$--	$124,702
Operating income (loss)	7,527	(1,120)	6,407
Net income (loss)	3,333	(643)	2,690
Total assets	$278,734	$2,351	$281,085

	For the Second Quarter Ended July 9, 2022
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$94,337	$--	$94,337
Operating income (loss)	8,830	(641)	8,189
Net income (loss)	5,737	(64)	5,673

	As of and for the Two Quarters Ended July 9, 2022
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$166,717	$--	$166,717
Operating income (loss)	18,365	(1,153)	17,212
Net income	12,278	49	12,327
Total assets	$307,941	$8,911	$316,852

Note G – Dividend Payment

On June 19, 2023, the Company paid a quarterly dividend of $0.15 per common share to all shareholders of record on June 12, 2023. The total amount of the dividend was approximately $2.1 million and was charged against retained earnings.

On March 20, 2023, the Company paid a quarterly dividend of $0.15 per common share to all shareholders of record on March 13, 2023. The total amount of the dividend was approximately $2.1 million and was charged against retained earnings.

Note H ‑ Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Second Quarter Ended		Two Quarters Ended
In thousands	June 30, 2023	July 9, 2022	June 30, 2023	July 9, 2022

Weighted average common shares outstanding	13,733	13,588	13,691	13,554
Dilutive effect of stock options and restricted stock units	109	55	102	62
Weighted average common shares outstanding, assuming dilution	13,842	13,643	13,793	13,616

Note I – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the second quarter and two quarters ended June 30, 2023, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that are of significance, or potential significance to the Company.

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

	Second Quarter Ended		Two Quarters Ended
All Amounts in Thousands	June 30, 2023	July 9, 2022	June 30, 2023	July 9, 2022

Gross Sales by Channel:
Mass Merchants	$19,480	$28,925	$36,170	$55,955
Specialty Dealers	23,850	28,990	45,465	54,333
E-commerce	27,135	38,495	47,727	61,351
International	3,187	4,531	6,228	8,611
Other	1,279	1,492	2,314	2,266
Total Gross Sales	74,931	102,433	137,904	182,516

Less: Gross-to-Net Sales Adjustments
Returns	2,034	678	3,546	2,848
Warranties	190	697	630	1,322
Customer Allowances	4,936	6,721	9,026	11,629
Total Gross-to-Net Sales Adjustments	7,160	8,096	13,202	15,799
Total Net Sales	$67,771	$94,337	$124,702	$166,717

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 9 years. As of June 30, 2023, the Company has not entered into any lease arrangements classified as a finance lease.

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

	Second Quarter Ended		Two Quarters Ended
All Amounts in Thousands	June 30, 2023	July 9, 2022	June 30, 2023	July 9, 2022

Lease Expense
Operating Lease Cost	$375	$342	$749	$680
Short-term Lease Cost	611	723	1,223	1,224
Variable Lease Cost	169	130	298	312
Total Operating Lease Cost	$1,155	$1,195	$2,270	$2,216

Operating Lease – Operating Cash Flows	$248	$309	$493	$612
New ROU Assets – Operating Leases	$83	$7,743	$83	$7,743

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Two Quarters Ended
All Amounts in Thousands	June 30, 2023	July 9, 2022

Weighted Average Remaining Lease Term – Operating Leases (in years)	8.57	9.47
Weighted Average Discount Rate – Operating Leases	5.09%	5.00%

Future minimum lease payments under non-cancellable leases as of June 30, 2023 were as follows:

All Amounts in Thousands

Year 1	$738
Year 2	1,422
Year 3	1,387
Year 4	1,343
Year 5	1,257
Thereafter	5,283
Total future minimum lease payments	11,430
Less imputed interest	(2,206)
Total	$9,224

Reported as of June 30, 2023
Current operating lease liabilities	1,002
Long-term operating lease liabilities	8,222
Total	$9,224

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

As of June 30, 2023, the outstanding principal amount of the term loan was $36.3 million and total amount drawn under the Revolving Facility was $47.7 million.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to: specific and overall impacts and residual effects of the COVID-19 global pandemic on Escalade’s financial condition and results of operations; the impact of competitive products and pricing; product demand and market acceptance; new product development; Escalade’s ability to achieve its business objectives; Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products; the continuation and development of key customer, supplier, licensing and other business relationships; Escalade’s ability to develop and implement our own direct to consumer e-commerce distribution channel; Escalade’s ability to successfully negotiate the shifting retail environment and changes in consumer buying habits; the financial health of our customers; disruptions or delays in our business operations, including without limitation disruptions or delays in our supply chain, arising from political unrest, war, labor strikes, natural disasters, public health crises such as the coronavirus pandemic, and other events and circumstances beyond our control; Escalade’s ability to control costs; Escalade’s ability to successfully implement actions to lessen the potential impacts of tariffs and other trade restrictions applicable to our products and raw materials, including impacts on the costs of producing our goods, importing products and materials into our markets for sale, and on the pricing of our products; general economic conditions, including inflationary pressures; fluctuation in operating results; changes in foreign currency exchange rates; changes in the securities markets; continued listing of the Company’s common stock on the NASDAQ Global Market; the Company’s inclusion or exclusion from certain market indices; Escalade’s ability to obtain financing and to maintain compliance with the terms of such financing; the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology; the potential impact of actual or perceived defects in, or safety of, our products, including any impact of product recalls or legal or regulatory claims, proceedings or investigations involving our products; risks related to data security of privacy breaches; the potential impact of regulatory claims, proceedings or investigations involving our products; and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

Notwithstanding that the World Health Organization has declared that COVID-19 no longer constitutes a public health emergency, the impact of the COVID-19 pandemic continues to evolve and the Company continues to respond to the challenges and opportunities arising from the residual effects of the pandemic. Even though the pandemic may not have had a material adverse direct effect on the Company, the pandemic’s effects on the global supply chain, higher freight and materials costs, supplier product delays, workforce availability and labor costs have caused operational challenges for the Company. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time. Consumer demand for the Company’s products may be slowing due to additional factors such as general economic conditions, inflation, recessionary fears, rising interest rates, changes in the housing market and declining consumer confidence. Management cannot predict the full impact of these factors on the Company. Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the period ended June 30, 2023 are not necessarily indicative of the results to be expected for fiscal year 2023.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Second Quarter Ended		Two Quarters Ended
	June 30, 2023	July 9, 2022	June 30, 2023	July 9, 2022
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.4%	74.8%	77.8%	73.7%
Gross margin	24.6%	25.2%	22.2%	26.3%
Selling, administrative and general expenses	14.5%	15.6%	16.1%	15.1%
Amortization	0.9%	0.9%	1.0%	0.9%
Operating income	9.2%	8.7%	5.1%	10.3%

Revenue and Gross Margin

Sales decreased by 28.2% for the second quarter of 2023, compared with the same period in the prior year. The decrease in sales was due to a combination of reduced post-pandemic consumer demand across most product categories, together with 21 fewer days in the Company’s new reporting calendar, when compared to the year-ago period. Excluding the impact of the change in the Company’s reporting calendar, sales declined 9.5% on a year-over-year basis. For the two quarters ended June 30, 2023, sales were down 25.2% on a year-over-year basis in the first half of 2023 due mainly to reduced post-pandemic demand, particularly in archery, basketball, and indoor/outdoor games categories as well as excess inventory levels in the retail channel.

The overall gross margin percentage decreased to 24.6% for the second quarter of 2023 compared to 2022, primarily driven by higher-cost inventory, elevated inventory storage and handling costs, and lower operating leverage on a comparably lower revenue base partially offset by improved margins in several categories and expense reductions implemented through the second quarter.

Gross margin percentage decreased to 22.2% for the first two quarters ended June 30, 2023, compared to 26.3% for the same period in the prior year. The decline was primarily due to less favorable product mix, ongoing inventory storage and handling costs, and lower operating leverage with the lower sales level.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $9.8 million for the second quarter of 2023 compared to $14.7 million for the same period in the prior year, a decrease of $4.9 million or 33.5%. SG&A as a percent of sales is 14.5% for the second quarter of 2023 compared with 15.6% for the same period in the prior year. For the first half of 2023, SG&A were $20.1 million compared to $25.2 million for the same period in 2022, a decrease of $5.1 million or 20.4%. As a percent of sales, SG&A is 16.1% for the first half of 2023 compared with 15.1% for the same period in the prior year.

Provision (Benefit) for Income Taxes

The effective tax rate for the first half of 2023 was 22.6% compared to 21.9% for the same period last year.

Financial Condition and Liquidity

Total debt as of June 30, 2023 was $84.0 million, a decrease of $10.9 million from December 31, 2022. The following schedule summarizes the Company’s total debt:

In thousands	June 30, 2023	December 31, 2022	July 9, 2022

Current portion of long-term debt	$7,143	$7,143	$7,143
Long term debt	76,809	87,738	94,040
Total Debt	$83,952	$94,881	$101,183

As a percentage of stockholders’ equity, total debt was 53.0%, 59.9% and 64.9% at June 30, 2023, December 31, 2022, and July 9, 2022 respectively.

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

As of June 30, 2023, the outstanding principal amount of the term loan was $36.3 million and total amount drawn under the Revolving Facility was $47.7 million.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2023.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 3/31/2023 under the current repurchase program.	2,153,132	$13.38	2,153,132	$4,153,252
Second quarter purchases:
4/1/2023-4/30/2023	None	None	No Change	No Change
5/1/2023-5/31/2023	None	None	No Change	No Change
6/1/2023-6/30/2023	None	None	No Change	No Change
Total share purchases under the current program	2,153,132	$13.38	2,153,132	$4,153,252

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. In December 2020, the Board of Directors increased the stock repurchase program to $15,000,000. From its inception date through June 30, 2023, the Company has repurchased 2,153,132 shares of its common stock under this repurchase program for an aggregate price of $28,812,686. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

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

ESCALADE, INCORPORATED

Date: July 27, 2023	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)