Form 10-Q
period 2023-09-30
ESCALADE INC
filed 2023-10-26
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023 or

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

Yes☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2023
Common, no par value	13,736,800

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	September 30, 2023	December 31, 2022	October 1, 2022
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$919	$3,967	$4,000
Receivables, less allowance of $367; $492; and $729; respectively	63,378	57,419	65,258
Inventories	105,267	121,870	134,957
Prepaid expenses	4,303	4,942	4,143
Prepaid income tax	2,080	--	1,075
TOTAL CURRENT ASSETS	175,947	188,198	209,433

Property, plant and equipment, net	23,949	24,751	27,618
Assets held for sale	2,823	2,823	--
Operating lease right-of-use assets	8,645	9,100	9,074
Intangible assets, net	29,260	31,120	34,712
Goodwill	42,326	42,326	39,226
Other assets	423	400	261
TOTAL ASSETS	$283,373	$298,718	$320,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,143	$7,143	$7,143
Trade accounts payable	24,050	9,414	22,684
Accrued liabilities	11,991	21,320	19,060
Income tax payable	--	71	--
Current operating lease liabilities	1,037	993	816
TOTAL CURRENT LIABILITIES	44,221	38,941	49,703

Other Liabilities:
Long‑term debt	64,896	87,738	99,568
Deferred income tax liability	4,516	4,516	4,759
Operating lease liabilities	8,163	8,641	8,557
Other liabilities	407	407	448
TOTAL LIABILITIES	122,203	140,243	163,035

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,736,800; 13,594,407; and 13,590,407; shares respectively	13,737	13,594	13,590
Retained earnings	147,433	144,881	143,699
TOTAL STOCKHOLDERS' EQUITY	161,170	158,475	157,289
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$283,373	$298,718	$320,324

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Third Quarter Ended		Three Quarters Ended
All Amounts in Thousands Except Per Share Data	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Net sales	$73,358	$74,904	198,060	$241,621

Costs and Expenses
Cost of products sold	55,222	61,273	152,225	184,147
Selling, administrative and general expenses	11,071	8,769	31,123	33,975
Amortization	620	642	1,860	2,067

Operating Income	6,445	4,220	12,852	21,432

Other Income (Expense)
Interest expense	(1,325)	(954)	(4,280)	(2,462)
Other income (expense)	5	(22)	30	50

Income Before Income Taxes	5,125	3,244	8,602	19,020

Provision for Income Taxes	850	286	1,637	3,735

Net Income	$4,275	$2,958	$6,965	$15,285

Earnings Per Share Data:
Basic earnings per share	$0.31	$0.22	$0.51	$1.13
Diluted earnings per share	$0.31	$0.22	$0.50	$1.12

Dividends declared	$0.15	$0.15	$0.45	$0.45

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at July 9, 2022	13,590	$13,590	$142,403	$155,993

Net income			2,958	2,958
Expense of restricted stock units			377	377
Dividends declared			(2,039)	(2,039)

Balances at October 1, 2022	13,590	$13,590	$143,699	$157,289

Balances at December 25, 2021	13,493	$13,493	$133,122	$146,615

Net income			15,285	15,285
Expense of restricted stock units			1,453	1,453
Settlement of restricted stock units	93	93	(93)	--
Dividends declared			(6,115)	(6,115)
Stock issued to directors as compensation	4	4	47	51

Balances at October 1, 2022	13,590	$13,590	$143,699	$157,289

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at June 30, 2023	13,737	$13,737	$144,672	$158,409

Net income			4,275	4,275
Expense of restricted stock units			546	546
Dividends declared			(2,060)	(2,060)

Balances at September 30, 2023	13,737	$13,737	$147,433	$161,170

Balances at December 31, 2022	13,594	$13,594	$144,881	$158,475

Net income			6,965	6,965
Expense of restricted stock units			1,463	1,463
Settlement of restricted stock units	108	108	(108)	--
Dividends declared			(6,180)	(6,180)
Stock issued to directors as compensation	4	4	48	52
Issuance of common stock for service	31	31	364	395

Balances at September 30, 2023	13,737	$13,737	$147,433	$161,170

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Quarters Ended
All Amounts in Thousands	September 30, 2023	October 1, 2022

Operating Activities:
Net income	$6,965	$15,285
Depreciation and amortization	4,221	5,207
Provision for doubtful accounts	171	258
Stock-based compensation	1,463	1,453
(Gain) loss on disposal of property and equipment	4	(22)
Common stock issued in lieu of bonus to officers	395	--
Director stock compensation	52	51
Adjustments necessary to reconcile net income to net cash provided by operating activities	14,435	(27,974)
Net cash provided (used) by operating activities	27,706	(5,742)

Investing Activities:
Purchase of property and equipment	(1,568)	(1,792)
Proceeds from sale of property and equipment	5	40
Acquisitions	--	(35,757)
Net cash used by investing activities	(1,563)	(37,509)

Financing Activities:
Proceeds from issuance of long-term debt	76,062	180,355
Payments on long-term debt	(98,904)	(131,183)
Deferred financing fees	(169)	(180)
Cash dividends paid	(6,180)	(6,115)
Net cash provided (used) by financing activities	(29,191)	42,877
Net decrease in cash and cash equivalents	(3,048)	(374)
Cash and cash equivalents, beginning of period	3,967	4,374
Cash and cash equivalents, end of period	$919	$4,000

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

Note B ‑ Seasonal Aspects

The results of operations for the third quarter and three quarter periods ended September 30, 2023 and October 1, 2022 are not necessarily indicative of the results to be expected for the full year.

Note C ‑ Inventories

In thousands	September 30, 2023	December 31, 2022	October 1, 2022

Raw materials	$5,048	$7,789	$9,988
Work in progress	2,874	3,478	4,537
Finished goods	97,345	110,603	120,432
	$105,267	$121,870	$134,957

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

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall in accordance with FASB ASC 825 at September 30, 2023, December 31, 2022 and October 1, 2022.

		Fair Value Measurements Using
September 30, 2023 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$919	$919	$--	$--

Financial liabilities
Current portion of long-term debt	$7,143	$--	$7,143	$--
Long-term debt	$64,896	$--	$64,896	$--

		Fair Value Measurements Using
December 31, 2022 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,967	$3,967	$--	$--

Financial liabilities
Current portion of long-term debt	$7,143	$--	$7,143	$--
Long-term debt	$87,738	$--	$87,738	$--

		Fair Value Measurements Using
October 1, 2022 In thousands	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$4,000	$4,000	$--	$--

Financial liabilities
Current portion of long-term debt	$7,143	$--	$7,143	$--
Long-term debt	$99,568	$--	$99,568	$--

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the three quarters ended September 30, 2023, and pursuant to the 2017 Incentive Plan, the Company issued 30,921 shares of common stock with a fair market value of $395 thousand in lieu of accrued and unpaid annual cash incentives for fiscal year 2022 to certain officers. During the three quarters ended September 30, 2023 and pursuant to the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 4,441 shares of common stock.

During the three quarters ended September 30, 2023, the Company awarded 21,200 restricted stock units to directors and 145,563 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2023 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee is still employed by the Company on the vesting date.

For the third quarter and three quarters ended September 30, 2023, the Company recognized stock based compensation expense of $546 thousand and $1,463 thousand, respectively compared to stock based compensation expense of $377 thousand and $1,453 thousand for the same periods in the prior year. At September 30, 2023 and October 1, 2022, respectively, there was $1,979 thousand and $1,937 thousand in unrecognized stock-based compensation expense related to non-vested stock awards.

Note F ‑ Segment Information

	For the Third Quarter Ended September 30, 2023
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$73,358	$--	$73,358
Operating income (loss)	6,958	(513)	6,445
Net income	4,089	186	4,275

	As of and for the Three Quarters Ended September 30, 2023
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$198,060	$--	$198,060
Operating income (loss)	14,485	(1,633)	12,852
Net income (loss)	7,422	(457)	6,965
Total assets	$279,805	$3,568	$283,373

	For the Third Quarter Ended October 1, 2022
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$74,904	$--	$74,904
Operating income (loss)	4,661	(441)	4,220
Net income	2,387	571	2,958

	As of and for the Three Quarters Ended October 1, 2022
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$241,621	$--	$241,621
Operating income (loss)	23,026	(1,594)	21,432
Net income	14,665	620	15,285
Total assets	$312,418	$7,906	$320,324

Note G – Dividend Payment

On September 5, 2023, the Company paid a quarterly dividend of $0.15 per common share to all shareholders of record on August 29, 2023. The total amount of the dividend was approximately $2.1 million and was charged against retained earnings.

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

Note H ‑ Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Third Quarter Ended		Three Quarters Ended
In thousands	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Weighted average common shares outstanding	13,737	13,590	13,706	13,565
Dilutive effect of stock options and restricted stock units	150	62	140	82
Weighted average common shares outstanding, assuming dilution	13,887	13,652	13,846	13,647

Note I – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the third quarter and three quarters ended September 30, 2023, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that are of significance, or potential significance to the Company.

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

	Third Quarter Ended		Three Quarters Ended
All Amounts in Thousands	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Gross Sales by Channel:
Mass Merchants	$35,931	$29,849	$72,101	$85,804
Specialty Dealers	19,669	20,298	65,134	74,631
E-commerce	21,785	26,090	69,512	87,441
International	2,961	4,032	9,189	12,643
Other	892	1,188	3,206	3,454
Total Gross Sales	81,238	81,457	219,142	263,973

Less: Gross-to-Net Sales Adjustments
Returns	2,493	892	6,039	3,740
Warranties	358	663	988	1,985
Customer Allowances	5,029	4,998	14,055	16,627
Total Gross-to-Net Sales Adjustments	7,880	6,553	21,082	22,352
Total Net Sales	$73,358	$74,904	$198,060	$241,621

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 9 years. As of September 30, 2023, the Company has not entered into any lease arrangements classified as a finance lease.

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

	Third Quarter Ended		Three Quarters Ended
All Amounts in Thousands	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Lease Expense
Operating Lease Cost	$388	$393	$1,137	$1,073
Short-term Lease Cost	388	658	1,611	1,882
Variable Lease Cost	117	81	415	393
Total Operating Lease Cost	$893	$1,132	$3,163	$3,348

Operating Lease – Operating Cash Flows	$266	$100	$759	$712
New ROU Assets – Operating Leases	$242	$30	$325	$7,773

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Three Quarters Ended
All Amounts in Thousands	September 30, 2023	October 1, 2022

Weighted Average Remaining Lease Term – Operating Leases (in years)	8.29	9.29
Weighted Average Discount Rate – Operating Leases	5.21%	5.00%

Future minimum lease payments under non-cancellable leases as of September 30, 2023 were as follows:

All Amounts in Thousands

Year 1	$381
Year 2	1,480
Year 3	1,445
Year 4	1,401
Year 5	1,314
Thereafter	5,331
Total future minimum lease payments	11,352
Less imputed interest	(2,152)
Total	$9,200

Reported as of September 30, 2023
Current operating lease liabilities	1,037
Long-term operating lease liabilities	8,163
Total	$9,200

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

On May 8, 2023, the Company entered into the Third Amendment (the “Third Amendment”) to the Restated Credit Agreement. The Third Amendment adjusted the funded debt to EBITDA ratio financial covenant to 4:25 to 1:00 as of the end of the Company’s second fiscal quarter of 2023, 3:00 to 1:00 as of the end of the Company’s third fiscal quarter of 2023, and 2:75 to 1:00 as of the end of the Company’s fourth fiscal quarter of 2023 and thereafter. The Third Amendment adjusted the fixed charge coverage ratio covenant to 1:10 to 1:00 commencing as of the Company’s fourth fiscal quarter of 2023 and 1:25 to 1:00 as of the end of the Company’s first fiscal quarter of 2024 and thereafter. For the Company’s second and third fiscal quarters in 2023, the Third Amendment suspended the fixed charge coverage ratio covenant and added a minimum EBITDA covenant of $22.5 million as of the end of each such fiscal quarter. Under the terms of the Third Amendment, the Company and the Lender also agreed to decrease the maximum availability under the senior revolving credit facility from $90.0 million to $75.0 million, upon the consummation of the sale of the Company’s Mexican subsidiary and the dissolution of Escalade Insurance, Inc. The proceeds from such sale and dissolution, respectively, will be used to partially prepay the amounts outstanding under the revolving credit facility. As reflected in the Fourth Amendment to the Restated Credit Agreement effective September 1, 2023, the maximum availability of the senior revolving credit facility was reduced to $85.0 million following the dissolution of Escalade Insurance, Inc.

As of September 30, 2023, the outstanding principal amount of the term loan was $34.5 million and total amount drawn under the Revolving Facility was $37.5 million.

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

Notwithstanding that the World Health Organization has declared that COVID-19 no longer constitutes a public health emergency, the impact of the COVID-19 pandemic continues to evolve and the Company continues to respond to the challenges and opportunities arising from the residual effects of the pandemic. Even though the pandemic may not have had a material adverse direct effect on the Company, the pandemic’s effects on the global supply chain, higher freight and materials costs, supplier product delays, workforce availability and labor costs have caused operational challenges for the Company. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time. Consumer demand for the Company’s products may be slowing due to additional factors such as general economic conditions, inflation, recessionary fears, rising interest rates, changes in the housing market and declining consumer confidence. Management cannot predict the full impact of these factors on the Company. Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the period ended September 30, 2023 are not necessarily indicative of the results to be expected for fiscal year 2023.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Third Quarter Ended		Three Quarters Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.3%	81.8%	76.9%	76.2%
Gross margin	24.7%	18.2%	23.1%	23.8%
Selling, administrative and general expenses	15.1%	11.7%	15.7%	14.0%
Amortization	0.8%	0.9%	0.9%	0.9%
Operating income	8.8%	5.6%	6.5%	8.9%

Revenue and Gross Margin

Sales decreased by 2.1% for the third quarter of 2023, compared with the same period in the prior year. The decrease in sales was primarily due to softer consumer demand across the majority of the Company’s product categories, partially offset by improved demand in our basketball and pickleball product categories and the impact of the change in the Company’s reporting calendar which resulted in more business days during the third quarter of 2023. Excluding the impact of the change in the Company’s reporting calendar, net sales declined 11.6%. For the three quarters ended September 30, 2023, sales were down 18.0% on a year-over-year basis due to softer consumer demand and the impact of the change in the Company’s reporting calendar, which has resulted in seven fewer days in the first three quarters of 2023 compared to the first three quarters of 2022. Excluding the impact of the change in the Company’s reporting calendar, net sales declined 15.5%.

Gross margin percentage increased to 24.7% for the third quarter of 2023 compared to 18.2% in 2022, due to favorable product mix, lower costs associated with supply chain disruption and nonrecurring product recall expenses in the prior year quarter that did not recur in the third quarter of 2023.

Gross margin percentage decreased to 23.1% for the first three quarters ended September 30, 2023, compared to 23.8% for the same period in the prior year. The decline was primarily due to less favorable product mix and lower operating leverage with the lower sales level.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $11.1 million for the third quarter of 2023 compared to $8.8 million for the same period in the prior year, an increase of $2.3 million or 26.3%. SG&A as a percent of sales is 15.1% for the third quarter of 2023 compared with 11.7% for the same period in the prior year. For the first three quarters of 2023, SG&A were $31.1 million compared to $34.0 million for the same period in 2022, a decrease of $2.9 million or 8.4%. As a percent of sales, SG&A is 15.7% for the first three quarters of 2023 compared with 14.0% for the same period in the prior year.

Provision (Benefit) for Income Taxes

The effective tax rate for the first three quarters of 2023 was 19.0% compared to 19.6% for the same period last year.

Financial Condition and Liquidity

Total debt as of September 30, 2023 was $72.0 million, a decrease of $22.8 million from December 31, 2022. The following schedule summarizes the Company’s total debt:

In thousands	September 30, 2023	December 31, 2022	October 1, 2022

Current portion of long-term debt	$7,143	$7,143	$7,143
Long term debt	64,896	87,738	99,568
Total Debt	$72,039	$94,881	$106,711

As a percentage of stockholders’ equity, total debt was 44.7%, 59.9% and 67.8% at September 30, 2023, December 31, 2022, and October 1, 2022 respectively.

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

For the Company’s second and third fiscal quarters in 2023, the Third Amendment suspended the fixed charge coverage ratio covenant and added a minimum EBITDA covenant of $22.5 million as of the end of each such fiscal quarter. Under the terms of the Third Amendment, the Company and the Lender also agreed to decrease the maximum availability under the senior revolving credit facility from $90.0 million to $75.0 million, upon the consummation of the sale of the Company’s Mexican subsidiary and the dissolution of Escalade Insurance, Inc. The proceeds from such sale and dissolution, respectively, will be used to partially prepay the amounts outstanding under the revolving credit facility. As reflected in the Fourth Amendment to the Restated Credit Agreement effective September 1, 2023, the maximum availability of the senior revolving credit facility was reduced to $85.0 million following the dissolution of Escalade Insurance, Inc.

As of September 30, 2023, the outstanding principal amount of the term loan was $34.5 million and total amount drawn under the Revolving Facility was $37.5 million.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2023.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 6/30/2023 under the current repurchase program.	2,153,132	$13.38	2,153,132	$4,153,252
Third quarter purchases:
7/1/2023-7/31/2023	None	None	No Change	No Change
8/1/2023-8/31/2023	None	None	No Change	No Change
9/1/2023-9/30/2023	None	None	No Change	No Change
Total share purchases under the current program	2,153,132	$13.38	2,153,132	$4,153,252

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. In December 2020, the Board of Directors increased the stock repurchase program to $15,000,000. From its inception date through September 30, 2023, the Company has repurchased 2,153,132 shares of its common stock under this repurchase program for an aggregate price of $28,812,686. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

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

99.1

Fourth Amendment effective September 1, 2023 to the Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material).

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

ESCALADE, INCORPORATED

Date: October 26, 2023	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)