Form 10-K/A
period 2022-12-31
ESCALADE INC
filed 2024-03-29
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 2

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of Escalade, Incorporated (the “Company”) for the fiscal year ended December 31, 2022, amends both the Company’s Form 10-K 2022 originally filed with the Securities and Exchange Commission (“SEC”) on February 24, 2023 (the “Original Filing”) and the Company’s Amendment No. 1 on Form 10-K/A originally filed with the SEC on February 27, 2023 (“Amendment No. 1”).

The Company is filing this Amendment No. 2 to address management’s re-evaluation of disclosure controls and procedures and to reflect the identification of material weaknesses in the Company’s disclosure controls and procedures and internal control over financial reporting. The material weaknesses did not result in any change to the Company’s consolidated financial statements as set forth in either the Original Filing or Amendment No. 1. This Amendment No. 2 is limited in scope to make the following changes:

●

To amend Part I, Item 1A. Risk Factors to describe risks related to material weaknesses in the Company’s internal control over financial reporting that was identified subsequent to the filing of Amendment No. 1.

●	To amend Part II, Item 8. Financial Statements and Supplementary Data to revise the “Report of Independent Registered Public Accounting Firm” of FORVIS, LLP, on the Company’s internal control over financial reporting and the consolidated financial statements as of December 31, 2022.

●

To amend Part II, Item 9A. Controls and Procedures to reflect management’s conclusion that the Company’s disclosure controls and procedures were not effective as of December 31, 2022 due to material weaknesses in the Company’s internal control over financial reporting identified subsequent to the filing of Amendment No. 1.

●	To amend Exhibit 23.1, Consent of FORVIS, LLP

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002, dated March 29, 2024 have been executed and are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.1 to this Amendment No. 2. Part IV, Item 15 of both the Original Filing and Amendment No. 1 have been amended to reflect the new certifications.

Except as described above, no other changes have been made to the Original Filing or Amendment No. 1. This Amendment No. 2 continues to speak as of the date of the Original Filing, and the Company has not updated or amended the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.  The filing of this Amendment No. 2 is not a representation that any statements contained in the Company’s Form 10-K are true and complete as of any date other than the date of the Original Filing, except for the amended statements contained in this Amendment No.2 which are as of the date of filing this Amendment No. 2. This Amendment No. 2 should thus be read in conjunction with the Original Filing and Amendment No. 1 and any of the Company’s other filings with the SEC subsequent to the dates of the Original Filing and Amendment No.1, together with any amendments to those filings.

Escalade, Incorporated and Subsidiaries

Table of Contents

		Page
Part I
Item 1A.	Risk Factors	5
Part II
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	18
Item 9A.	Controls and Procedures	18
Part IV
Item 15.	Exhibits and Financial Statement Schedules	21

Part I

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

LEGAL, TAX, ACCOUNTING AND REGULATORY RISKS

The Company has identified material weaknesses in its internal control over financial reporting. Failure to remediate, improve and maintain the quality of internal control over financial reporting could result in material misstatements in the Company’s financial statements and could materially and adversely affect the Company’s ability to provide timely and accurate financial information about the Company, which could harm the Company’s reputation and share price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, the Company’s management is required to report on, and the Company’s independent registered public accounting firm is required to attest to, the effectiveness of the Company’s internal control over financial reporting. The rules governing the standards that must be met for management to assess the Company’s internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, the Company’s management performs activities that include reviewing, documenting and testing the Company’s internal control over financial reporting. In addition, if the Company fails to maintain the adequacy of its internal control over financial reporting, the Company’s management will not be able to conclude on an ongoing basis that the Company maintains effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

In connection with the preparation of the financial statements for the year ended December 31, 2023, management, with the assistance of its independent registered public accounting firm, identified deficiencies in the Company’s internal control over financial reporting. Management then concluded, with the oversight of the Company’s Audit Committee, that such deficiencies represent material weaknesses in the Company’s internal control over financial reporting even though these material weaknesses did not result in any material errors or any restatement of the Company’s previously reported financial results. For further discussion of these material weaknesses, see “Item 9A, Controls and Procedures.” A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management cannot be certain that other deficiencies or material weaknesses will not arise or be identified or that the Company will be able to correct and maintain adequate controls over financial processes and reporting in the future.

Management and the Company’s Audit Committee are committed to achieving and maintaining a strong internal control environment and are currently evaluating remediation efforts that will be designed and implemented to enhance the Company’s control environment. The identified material weaknesses in internal control and procedures will only be considered remediated when the relevant controls have operated effectively for a sufficient period of time for management to conclude that they have been remediated.

The Company believes that it will be successful in remediating the material weaknesses identified by management, although there can be no assurances in this regard. In addition, in the future, the Company may be unable to identify and remediate additional control deficiencies, including material weaknesses. If not successfully remediated, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in, or restatements of, the Company’s financial statements, could cause the Company to fail to meet its reporting obligations and/or could cause investors to lose confidence in the Company’s reported financial information, which could adversely affect the trading price of the Company’s common stock and harm the Company’s reputation. In addition, such failures could result in violations of applicable securities laws, an inability to meet NASDAQ listing requirements, a default in covenants under the Company’s credit facilities, and/or exposure to lawsuits, investigations or other legal proceedings.

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

Part II

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

Prior to the date of the Original Filing, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, at the time the Company filed the Original Filing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

In connection with the preparation of the Company’s financial statements for the fiscal year ended December 31, 2023, the Company re-evaluated the effectiveness of the Company’s disclosure controls and procedures and identified material weaknesses in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, subsequent to the date of the Original Filing and Amendment No. 1, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022. The Company did not design and maintain effective disclosure controls and procedures because of material weaknesses in internal control over financial reporting (as described below in Management’s Report on Internal Control over Financial Reporting). See also, “Risk Factors – Legal, Tax, Accounting and Regulatory Risks.”

These material weaknesses did not result in a misstatement of the Company’s financial statements; however, they could have resulted in misstatements of interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

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

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2023, the management of Escalade re-evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (published in 2013) and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal control. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s subsequent re-evaluation, management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2022:

●

Information technology general controls particularly as such controls related to user access, program change management, and ineffective complementary user-organization controls, which limited management’s ability to rely on technology dependent controls relevant to the preparation of the Company’s consolidated financial statements.

●

Controls over the period end close process, including the review and approval process of journal entries, account reconciliations, segregation of duties conflicts, and consolidation of intercompany entries.

●	Documentation and design of controls related to various key financial statement accounts and assertions.
●

The risk assessment, control activities, information and communication, and monitoring components of the Company’s internal control framework such that internal control weaknesses were not detected, communicated, addressed with mitigating control activities, or remediated.

Based on this assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was not effective.

This annual report on Form 10-K/A includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report regarding internal control over financial reporting is subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission. In addition, this report by management regarding internal control over financial reporting is specifically not incorporated by reference into any other filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Remediation Plan and Status

The Company’s management and the Company’s Audit Committee are committed to achieving and maintaining a strong internal control environment. The Company’s management, with the Audit Committee’s oversight, is actively engaged in the planning for, and implementation of, remediation efforts to address the above described material weaknesses.

In response to the material weaknesses discussed above, we plan to continue efforts already underway to remediate internal control over financial reporting, including the following:

●	We are in the process of engaging third-party resources to support our internal control testing and remediation efforts, and we intend to bring in additional resources to oversee remediation efforts.

●	We are in the process of hiring an Internal Auditor, a senior level position.

●

We are in the process of conducting a risk assessment over our internal control environment, and we are reviewing and prioritizing individual control deficiencies for remediation, including those which aggregated to the above material weaknesses.

●	We are in the process of documenting and executing remediation action items, including expansion of mitigating controls where appropriate.

●	We are exploring tools to enhance and centralize general information technology components.

Management and our Audit Committee will monitor these specific remedial measures and the effectiveness of our overall control environment. The identified material weaknesses in internal control over financial reporting will only be considered remediated when the relevant controls have operated effectively for a sufficient period of time for management to conclude that they have been remediated. We can provide no assurance as to when the remediation of these material weaknesses will be completed to provide for an effective control environment.

/s/ Walter P. Glazer, Jr., Chief Executive Officer   /s/ Stephen R. Wawrin, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2022. In connection with such evaluation, except for the material weaknesses described above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To the Shareholders, Board of Directors, and Audit Committee

Escalade, Incorporated

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Escalade, Incorporated’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control––Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2023, except for the effect of the material weaknesses described in the second paragraph of that report, as to which the date is March 29, 2024, expressed an adverse opinion thereon.

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

Evansville, Indiana

February 24, 2023, except for the effect of the material weaknesses described in the second paragraph of the Opinion on the Consolidated Financial Statements, as to which the date is March 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Escalade, Incorporated

Opinion on the Internal Control Over Financial Reporting

We have audited Escalade, Incorporated’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control––Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our report dated February 24, 2023, we expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting. As described below, the Company subsequently identified material weaknesses in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company's internal control over financial reporting, and our present opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, as expressed herein, is different from that expressed in our previous report.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control–– Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2022, and for each of the three years in the period ended December 31, 2022, and our report dated February 24, 2023, except for the restatement as to the effectiveness of internal control over financial reporting for the material weaknesses described above, as to which the date is March 29, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

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

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment.

●

Information technology general controls particularly as such controls related to user access, program change management, and ineffective complementary user-organization controls, which limited management’s ability to rely on technology-dependent controls relevant to the preparation of the Company’s consolidated financial statements.

●

Controls over the period end close process, including the review and approval process of journal entries, account reconciliations, segregation of duties conflicts, and consolidation of intercompany entries.

●	Documentation and design of controls related to various key financial statement accounts and assertions.
●

The risk assessment, control activities, information and communication, and monitoring components of the Company’s internal control framework such that internal control weaknesses were not detected, communicated, addressed with mitigating control activities, or remediated.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2022 consolidated financial statements, and this report does not affect our report dated February 24, 2023, except for the effect of the material weaknesses described above, as to which the date is March 29, 2024, which expressed an unqualified opinion on those consolidated financial statements.

/s/ FORVIS, LLP

Evansville, Indiana

February 24, 2023, except for the effects of the material weaknesses described in the second paragraph above, as to which the date is March 29, 2024.

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

All Amounts in Thousands	Twelve Months Ended December 31, 2022	Twelve Months Ended December 25, 2021

Lease Expense
Operating Lease Cost	$1,481	$1,489
Short-term Lease Cost	2,587	3,019
Variable Lease Cost	502	378
Total Operating Lease Cost	$4,570	$4,886

Operating Lease – Operating Cash Flows	$860	$1,347
New ROU Assets – Operating Leases (non-cash)	$8,084	$2,347

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Period Ended December 31, 2022	Period Ended December 25, 2021
Weighted Average Remaining Lease Term – Operating Leases (years)	8.98	3.97
Weighted Average Discount Rate – Operating Leases	5.06%	5.00%

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

All Amounts in Thousands

Year 1	$1,454
Year 2	1,402
Year 3	1,367
Year 4	1,323
Year 5	1,237
Thereafter	5,270
Total future minimum lease payments	12,053
Less imputed interest	(2,419)
Total	$9,634

Reported as of December 31, 2022
Current operating lease liabilities	993
Long-term operating lease liabilities	8,641
Total	$9,634

Note 5 —    Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

	2022		2021
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	24,715	24,270	24,715	24,068
Non-compete agreements	2,749	2,749	2,749	2,749
Customer list	22,017	9,783	18,017	8,100
Trademarks	18,636	802	9,736	266
Developed technology	475	396	475	301
License agreements	700	172	700	130
	69,292	38,172	56,392	35,614

Amortization expense was $2.6 million, $1.9 million and $1.5 million for 2022, 2021 and 2020, respectively.

Estimated future amortization expense is summarized in the following table:

All Amounts in Thousands

2023	$2,480
2024	2,356
2025	2,307
2026	2,259
2027	2,173
Thereafter	11,761
Subtotal	23,336
Indefinite-lived intangible asset balance	7,784
Total	$31,120

All goodwill is allocated to the operating segment of the business. The changes in the carrying amount of goodwill were:

In Thousands	Sporting Goods

Balance at December 26, 2020	$32,695
Acquisition	-
Balance at December 25, 2021	$32,695
Acquisition	9,631
Balance at December 31, 2022	$42,326

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

On October 26, 2022, the Company entered into the Second Amendment (the “Second Amendment”) to the 2022 Restated Credit Agreement.

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

ESCALADE, INCORPORATED By: /s/ Stephen R. Wawrin	March 29, 2024
Stephen R. Wawrin Vice President and Chief Financial Officer (Principal Financial and Accounting Officer