Form 10-Q/A
period 2023-03-31
ESCALADE INC
filed 2024-03-29
CIK 33488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Escalade, Incorporated (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on May 9, 2023 (the “Original Filing”) to address management’s re-evaluation of disclosure controls and procedures and to reflect the identification of material weaknesses in the Company’s disclosure controls and procedures and internal control over financial reporting. The material weaknesses did not result in any change to the Company’s consolidated financial statements as set forth in the Original Filing. This Amendment No. 1 is limited in scope to make the following changes to the Original Filing:

●
To amend Part I - Item 4. Controls and Procedures to state management’s conclusion that the Company’s disclosure controls and procedures were not effective as of March 31, 2023 due to material weaknesses in the Company’s internal control over financial reporting identified subsequent to the date of the Original Filing.

●
To amend Part II - Item 1A. Risk Factors to add an additional risk factor to describe risks relating to the material weaknesses in the Company’s internal control over financial reporting that were identified subsequent to the date of the Original Filing.

●
To amend Part II - Item 6. Exhibits to include currently dated certifications from the company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002, which certifications are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing and the Company has not updated or amended the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment No. 1 is not a representation that any statements contained in the Company’s Form 10-Q are true and complete as of any date other than the date of the Original Filing, except for the amended statements contained in this Amendment No. 1 which are as of the date of filing this Amendment No. 1. This Amendment No. 1 should thus be read in conjunction with the Original Filing and any of the Company’s other filings with the SEC subsequent to the date of the Original Filing, together with any amendments to those filings.

INDEX

		Page No.
Part I.	Financial Information:
Item 4 -	Controls and Procedures	4
Part II.	Other Information
Item 1A -	Risk Factors	6
Item 6 -	Exhibits	7
	Signature	7

PART I - FINANCIAL INFORMATION

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

Prior to the date of the Original Filing, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, at the time the Company filed the Original Filing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

In connection with the preparation of the Company’s financial statements for the fiscal year ended December 31, 2023, the Company reevaluated the effectiveness of the Company’s disclosure controls and procedures and identified material weaknesses in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, subsequent to the date of the Original Filing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023. The Company did not design and maintain effective disclosure controls and procedures because of the following material weaknesses in internal control over financial reporting:

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

Notwithstanding such material weaknesses, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s consolidated financial statements included in the Original Filing were fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2023.

Except for the material weaknesses described above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional risks or uncertainties that are not presently known to us or that we currently do not consider material to our business. As of the date of the Original Filing, there were no material changes in our risk factors from those disclosed in the above-referenced Form 10-K, which risk factors are incorporated herein by reference. This Amendment No. 1 adds the following additional risk factor under “Legal, Tax Accounting and Regulatory Risks”:

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

In connection with the preparation of the financial statements for the year ended December 31, 2023, management, with the assistance of its independent registered public accounting firm, identified deficiencies in the Company’s internal control over financial reporting. Management then concluded, with the oversight of the Company’s Audit Committee, that such deficiencies represent material weaknesses in the Company’s internal control over financial reporting even though these material weaknesses did not result in any material errors or any restatement of the Company’s previously reported financial results. For further discussion of these material weaknesses, see “Item 4, Controls and Procedures.” A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management cannot be certain that other deficiencies or material weaknesses will not arise or be identified or that the Company will be able to correct and maintain adequate controls over financial processes and reporting in the future.

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

ESCALADE, INCORPORATED

Date: March 29, 2024	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer (On behalf of the registrant and in his capacities as Principal Financial Officer and Principal Accounting Officer)