Form 10-Q/A
period 2023-09-30
ESCALADE INC
filed 2024-03-29
CIK 33488

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

EXPLANATORY NOTE

Escalade, Incorporated (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on October 26, 2023 (the “Original Filing”) to address management’s re-evaluation of disclosure controls and procedures and to reflect the identification of material weaknesses in the Company’s disclosure controls and procedures and internal control over financial reporting. The material weaknesses did not result in any change to the Company’s consolidated financial statements as set forth in the Original Filing. This Amendment No. 1 is limited in scope to make the following changes to the Original Filing:

●
To amend Part I - Item 4. Controls and Procedures to state management’s conclusion that the Company’s disclosure controls and procedures were not effective as of September 30, 2023 due to material weaknesses in the Company’s internal control over financial reporting identified subsequent to the date of the Original Filing.

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

Prior to the date of the Original Filing, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, at the time the Company filed the Original Filing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

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

Specifically, subsequent to the date of the Original Filing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023. The Company did not design and maintain effective disclosure controls and procedures because of the following material weaknesses in internal control over financial reporting:

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