Form 10-K
period 2023-12-31
ESCALADE INC
filed 2024-03-29
CIK 33488

United States

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Yes ☒ No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐ No ☒

Aggregate market value of common stock held by nonaffiliates of the registrant as of June 30, 2023 based on the closing sale price as reported on the NASDAQ Global Market: $132,971,358.

The number of shares of Registrant's common stock (no par value) outstanding as of March 13, 2024: 13,861,552.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 8, 2024 are incorporated by reference into Part III of this Report, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year covered by this Form 10-K.

Escalade, Incorporated and Subsidiaries

Part I

ITEM 1—BUSINESS

General

Escalade, Incorporated (Escalade, the Company, we, us or our) operates in one business segment: Sporting Goods (Escalade Sports). Escalade and its predecessors have more than 95 years of manufacturing and selling experience in this industry.

Headquartered in Evansville, Indiana, Escalade Sports manufactures, imports, and distributes widely recognized sporting goods brands in basketball goals, archery, indoor and outdoor game recreation and fitness products through major sporting goods retailers, specialty dealers, key on-line retailers, direct-to-consumer e-commerce, traditional department stores and mass merchants. Escalade is a leader in table tennis tables, residential in-ground basketball goals and in archery bows. Some of the Company’s most recognized brands, owned or distributed, include:

Product Category	Brand Names
Archery	Bear Archery®, Trophy Ridge®, Whisker Biscuit®, Cajun Bowfishing™, Karnage®, SIK®, BearX™
Table Tennis	STIGA®, Ping-Pong®
Basketball Goals	Goalrilla™, Goalsetter®, Goaliath®, Silverback®, Hoopstar®
Pickleball	Onix®, DURA®, Pickleball Now®
Play Systems	Woodplay®, Childlife®, Jack & June®
Fitness	The STEP®, Lifeline®, Kettleworx®, Natural Fitness®, PER4M®, USW®
Safety	US WEIGHT®
Game Tables (Hockey and Soccer)	Triumph™ Sports, Atomic®, American Legend®, HJ Scott®, Air-Hockey®
Water Sports	RAVE ®
Billiard Tables and Accessories	American Heritage Billiards®, Brunswick Billiards®, Gold Crown®, Centennial®, Cue&Case®, Lucasi®, Mizerak®, PureX®, Rage®, Players®, Minnesota Fats®, Mosconi™
Darting	Unicorn®, Arachnid®, Accudart®, DMI®, Prodigy®
Outdoor Games	Victory Tailgate®, Triumph™ Sports , Zume Games®, ACL®

During 2023, 2022 and 2021, the Company had one customer that accounted for approximately 20%, 23% and 21%, respectively of the Company’s revenues. During 2023, 2022 and 2021 the Company had another customer which accounted for approximately 11%, 12% and 11%, respectively, of the Company’s revenues.

As of December 31, 2023, the Company had approximately 29% of its total accounts receivable with one customer. As of December 31, 2022, the Company had approximately 28% of its total accounts receivable with one customer.

Escalade Sports currently manufactures in the USA and imports product from South America and Asia, where the Company utilizes a number of contract manufacturers.

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

Licenses, Trademarks and Brand Names

The Company owns several registered trademarks and brand names including but not limited to Goalrilla™, Goalsetter®, Bear Archery®, Brunswick Billiards®, Onix®, Ping-Pong®, The Step®, Lifeline® and Woodplay®. The Company has an agreement and contract with STIGA Sports AB for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA® for North America.

Backlog and Seasonality

Sales are based primarily on standard purchase orders and in most cases, orders are shipped within the same month received. Unshipped orders at the end of the fiscal year (backlog) were not material and therefore are not an indicator of future results. Due to diversity in product categories, revenues have not been seasonal and are not expected to be so in the future.

Employees

The number of employees at December 31, 2023 and December 31, 2022 were as follows:

	2023	2022
Sporting Goods
USA	438	473
Mexico	10	90
Asia	31	30
Total	479	593

Of Escalade’s 479 employees at December 31, 2023, 472 were full time employees and 7 were part time employees. The I.U.E./C.W.A. (United Electrical Communication Workers of America, AFL-CIO) represents hourly rated employees at the Escalade Sports’ Evansville, Indiana distribution center. There were approximately 29 covered employees at December 31, 2023. A labor contract was negotiated and renewed in May 2021 and expires on January 31, 2025.

Sources of Supplies

Raw materials for Escalade's various product lines consist of, but are not limited to, wood, steel, aluminum, plastics, fiberglass and packaging materials. Escalade relies upon suppliers in various countries and upon various third party Asian manufacturers for many of its products. The Company believes these sources will continue to provide adequate supplies as needed and that all other materials needed for the Company’s various operations are available in adequate quantities from a variety of domestic and foreign sources. From time to time, Escalade may experience disruptions in its supply chain due to circumstances beyond its control, such as the outbreak of the coronavirus or other public health crises and limited availability of shipping containers and other third party logistics backlog, which disruptions could adversely impact Escalade in the future. To alleviate these concerns, Escalade continues its efforts to develop other potential sources of products and raw materials. In recent years, Escalade has increased its sourcing of some products and raw materials from Brazil and Vietnam. Escalade’s acquisition of the Brunswick Billiards® business has opened additional sourcing opportunities within Indonesia.

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

The Company’s operating results have been adversely impacted by higher inventory levels.

In response to supply chain issues and other factors, the Company accelerated its product purchases to meet expected demand. Although the Company endeavors to accurately predict changes in customer demands and consumer spending patterns with respect to the Company’s products, demand for products can change significantly between the time inventory is ordered and the date of sale. While the Company continues to experience product demand in excess of pre-COVID-19 levels, the Company’s inventories at the beginning of 2023 were higher than desired. During 2023, the Company successfully reduced inventory to more normalized levels across most of its categories. The reduction in inventories and increased costs associated with the higher inventory levels, adversely impacted the Company’s operating results in 2023.

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

The Company has two major customers, each of which accounted for more than ten percent of consolidated gross sales in the Company’s 2023 fiscal year. The Company also has several other large customers, none of which represent more than ten percent of consolidated gross sales, and historically has derived substantial revenues from these customers. Our customers continue to experience industry consolidation, which increases our risk that we may be unable to find sufficient alternative customers. The Company needs to continue to expand its customer base, including sales of new product offerings to existing customers, in order to minimize the effects of the loss of any single customer in the future. If sales to one or more of the large customers would be lost or materially reduced, there can be no assurance that the Company will be able to replace such revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Company has experienced an increase in cybersecurity threats and attempts to breach the Company’s security networks. The techniques used to conduct cyber-attacks, including phishing, hacking, and malicious software, are increasingly sophisticated and the sources and targets of these attacks change frequently. Cyber-attacks may not be recognized until after attacks have been launched successfully or have been in place for a period of time. The Company has been, is currently, and likely will continue to be, the target of cyber and other security threats. To the Company’s knowledge, the Company has not experienced a significant cybersecurity breach that had a material impact on the Company’s business or operating results, although there can be no assurance that the Company’s efforts to maintain the security of the Company’s information technology networks and related systems will be effective or that attempted security breaches will not be damaging in the future. The Company maintains cyber liability insurance, however, such insurance may not be sufficient to cover the financial, legal, business or reputational losses that could result from a breach of the Company’s systems.

The Company’s business involves the potential for product recalls, warranty liability, product liability, and other claims against us, which could adversely affect our reputation, earnings and financial condition.

As a manufacturer, marketer and distributor of consumer products, the Company is subject to the United States Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission (“CPSC”) to recall or exclude from the market products that are found to be unsafe or hazardous. Although recalls of our products have been infrequent, the Company’s subsidiaries voluntarily recalled the Ping Pong Avenger table tennis table in 2021 due to concerns that it could create a potential fall risk to consumers and certain Goalsetter wall-mounted basketball goals in 2022 that could detach and fall to the ground unexpectedly if not installed correctly. Our sales of such wall-mounted basketball goals have been adversely impacted as well. Notwithstanding that we extensively and rigorously test our products, there can be no assurance we will be able to detect, prevent, or fix all defects and safety concerns. Under certain circumstances, the CPSC could require us to repurchase or recall additional products, even if we disagree with the defect determination or have data that shows the actual safety risk to be nominal. Any repurchase or recall of our products, monetary judgment, fine or other penalty could be costly and damaging to our reputation and/or adversely affect our brands. Furthermore, the occurrence of any material defects in our products could expose us to liability for warranty claims in excess of our current reserves, and/or to product liability claims that could exceed the limits of our insurance coverage, to the extent coverage may exist. If our warranty reserves and/or insurance coverage are inadequate to cover future warranty claims and/or potential product liability claims, our financial condition and operating results may be harmed.

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

The Company sources many of its products and raw materials from Mexico, Brazil, China, Vietnam and other Asian countries. Foreign operations encounter risks similar to those faced by U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, control over product quality and content, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions. Additionally, our international operations may be adversely affected by political events, domestic or international terrorist events and hostilities, complications due to natural, nuclear or other disasters, or public health crises. These types of events, developments and/or health concerns in locations in which the Company conducts business could result in social, economic and labor instability. Such uncertainties could have a material adverse effect on the continuity of the Company’s operations and on the Company’s income and profitability.

The Company’s business is subject to risks associated with sourcing and manufacturing outside of the United States, and risks arising from tariffs and/or international trade wars.

The Company imports many of its raw materials and finished goods from countries outside of the United States, including but not limited to China, Brazil, Vietnam and Mexico. The Company’s ability to import products in a timely and cost-effective manner may be affected by conditions, such as public health crises, labor disputes, political unrest, and security requirements of the U.S. and other countries that could delay importation of products or require us to locate alternative sources. Our import operations are subject to complex custom laws, regulations, tax requirements, and trade regulations, such as tariffs set by governments through mutual agreements or bilateral actions. U.S. tariffs on goods imported into the U.S., particularly goods from China, have increased the cost of goods purchased by the Company and the ongoing adverse effects of such tariffs potentially could become even more severe. The overall effect of these risks is that our costs may increase, which in turn may result in lower profitability if we are unable to offset such increases through higher prices, and/or that we may suffer a decline in sales if our customers do not accept price increases.

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

Substantially all of our import operations are subject to customs and tax requirements as well as trade regulations, such as tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers' failure to comply with customs regulations or similar laws, could harm our business. In this regard, possible changes in U.S. policies and the potential effects of foreign laws and policies create significant uncertainty with respect to future tax and trade regulations. Changes in tax policy or trade regulations, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on our business and results of operations.

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

In connection with the preparation of the financial statements for the year ended December 31, 2023, management, with the assistance of its independent registered public accounting firm,  identified deficiencies in the Company’s internal control over financial reporting. Management then concluded, with the oversight of the Company’s Audit Committee, that such deficiencies represent material weakness in the Company’s internal control over financial reporting even though these material weaknesses did not result in any material errors or any restatement of the Company’s previously reported financial results. For further discussion of these material weaknesses, see “Item 9A, Controls and Procedures.” A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management cannot be certain that other deficiencies or material weaknesses will not arise or be identified or that the Company will be able to correct and maintain adequate controls over financial processes and reporting in the future.

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

Operating results have fluctuated from quarter to quarter in the past, and the Company expects they will continue to do so in the future. Factors that could cause these quarterly fluctuations include the following: international, national and local general economic and market conditions; the size and growth of the overall sporting goods markets; intense competition among manufacturers, marketers, distributors and sellers of products; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal demand for products; adverse weather conditions that may create fluctuations in demand for certain of our products; the size, timing and mix of purchases of products; fluctuations and difficulty in forecasting operating results; ability to sustain, manage or forecast growth and inventories; new product development and introduction; ability to secure and protect trademarks, patents and other intellectual property; performance and reliability of products; customer service; the loss of significant customers or suppliers; dependence on distributors; business disruptions; disruptions or delays in our supply chain, including potential disruptions or delays arising from political unrest, war, labor strikes, natural disasters, and public heath crises such as the coronavirus pandemic; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation: exchange rates, import duties, tariffs, quotas and political and economic instability; changes in government regulations; any liability and other claims asserted against the Company; ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this Form 10-K and any other filings with the Securities and Exchange Commission.

The Company’s operating results during the peak of the COVID-19 pandemic may not be indicative of operating results going forward.

During the peak of the COVID-19 pandemic in fiscal years 2020, 2021 and 2022, demand for the Company’s products increased substantially compared to pre-pandemic sales. While the Company’s financial results exceeded historical levels in many respects, such gains were offset to some degree by the adverse effects of the pandemic on the Company in other areas, such as higher supply chain costs and inventory levels, and by the adverse impacts on many of the Company’s customers and suppliers. Consumer demand for the Company’s products decreased in 2023, but remained above pre-COVID-19 levels and market share has increased in several key categories. As a result of these pandemic related factors, the comparability of year-over-year and quarterly performance going forward may not be indicative of future performance. The ultimate extent of the effects of the COVID-19 pandemic on the Company remains uncertain and will depend on future developments.

Terrorist attacks, acts of war, natural disasters, and public health crises may seriously harm the Company’s business.

Among the chief uncertainties facing the nation and the world and, as a result, our business, is the instability and conflicts in the Middle East and in Ukraine and uncertainties regarding North Korea, Russia, China and other Asian and European countries. Obviously, no one can predict with certainty what the overall economic impact will be as a result of these circumstances. Terrorist attacks may cause damage or disruption to the Company, employees, facilities and customers, which could significantly impact net sales, costs and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war and hostility may cause greater uncertainty and cause business to suffer in ways the Company currently cannot predict.

In addition, any natural disaster or other serious disruption to one of the Company’s manufacturing or distribution sites due to fire, tornado, earthquake or other natural disasters in countries where the Company conducts business, or political unrest, war, labor strikes, work stoppages or public health crises, such as outbreaks of the coronavirus in countries where our suppliers are located could result in the disruption of the Company’s shipments and supply chain of products and raw materials. Although we obtained product shipments from China and other countries during the peak of COVID-19 pandemic, product shipments from China and/or other countries may be delayed in the future. Any significant disruption of the Company’s supply chain, manufacturing operations, and/or product shipments resulting from similar events on a large scale or over a prolonged period could cause significant delays until the Company would be able to resume normal operations or shift to other third party suppliers, if needed. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all, and could negatively affect the Company’s sales and profitability.

The occurrence of future pandemics or similar events and their ultimate magnitude is unpredictable, volatile and uncertain.

The COVID-19 pandemic created significant public health concerns and economic disruption, which materially impacted the Company, our customers, suppliers and sales channels. We cannot predict whether the coronavirus will resurface or whether future pandemics or other public health crises will emerge. Nor can we predict the impact of such occurrences nor whether and to what degree any disruptions might be caused thereby. In such events, many indeterminable factors may arise, including the duration and severity of the occurrence, the amount of time it may take for more normalized economic activity to resume, future government actions that may be taken, the effects on the Company’s customers and suppliers, including their ability to pay for our products, the effects on operations of the Company’s logistics providers, and the impact on the ability of the Company’s employees to work and travel. Governmental actions may cause the Company to modify its business operations or otherwise adversely impact the Company. There can be no assurance that the Company will be able to respond quickly enough or appropriately to circumstances that may change rapidly and/or that are outside of our control. The short-term and long-term impacts of such occurrences on the Company’s business is unknown and ultimately could result in material adverse effects on the Company’s business, financial performance and results of operations.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 1C—CYBERSECURITY

Cybersecurity Risk Management and Strategy

As a company committed to safeguarding our operations, assets and stakeholders against cyber threats, we recognize the critical importance of the need for cybersecurity risk management and strategy. In today’s digital landscape, where cyber threats continue to evolve and proliferate, it is imperative that we remain vigilant and proactive in our approach to cybersecurity.

In this section, we outline our cybersecurity risk management strategies and initiatives aimed at mitigating cyber risks and ensuring the resilience of our organization. From risk assessment and threat detection and continuous improvement, our approach to cybersecurity reflects our resolve to maintain the confidentiality, integrity and availability of our systems and data.

Key components of our cybersecurity risk management program include:

●

Risk Assessment – We regularly conduct risk assessments to identify and evaluate potential cybersecurity threats and vulnerabilities. These assessments consider factors such as our current IT infrastructure, the sensitivity of our data, industry best practices, and emerging cybersecurity trends.

●

Threat Detection and Prevention – Given our limited resources, we prioritize the deployment of cost-effective tools and technologies for threat detection and prevention. This includes the use of firewalls, intrusion detection systems, antivirus software, and security information and event management (SIEM) solutions to monitor and mitigate potential security incidents.

●

Employee Training and Awareness – We understand that employees play a crucial role in maintaining cybersecurity. Therefore, we provide regular training and awareness programs to educate our staff about cybersecurity best practices, common threats and how to recognize and report suspicious activities.

●

Engagement of Third-Party Consultants and Assessors – In addition to our internal efforts to manage cybersecurity risks, we recognize the value of engaging third-party consultants, firms or assessors to provide specialized expertise and support in enhancing our cybersecurity posture, policies and procedures. While our internal IT staff possess valuable skills and knowledge, leveraging external resources can provide additional insights, validation and assurance in our cybersecurity initiatives.

●

Continuous Improvement – We are committed to continuously improving our cybersecurity posture in line with industry standards and best practices. This includes staying informed about emerging threats and vulnerabilities, conducting regular security audits and assessments and investing in cybersecurity technologies and training as resources allow.

Currently, we have not identified any risks stemming from known cybersecurity threats, including those resulting from previous cybersecurity incidents, which have significantly impacted our operations, business strategy, financial condition or results of operations. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect the Company’s business. See “Risk Factors – Operational Risks to the Company and Our Business.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other threats or risks. The Audit Committee is primarily responsible for overseeing the Company’s risk management processes, which include cybersecurity, global operations, product compliance and other regulatory risks.

The Audit Committee receives reports from management regarding the Company’s assessment of the cybersecurity risks, and other risks, on an annual basis. In addition, management updates the Audit Committee, as necessary, regarding any significant cybersecurity incidents. The Audit Committee reports regularly to the full Board regarding its activities, including those related to cybersecurity.

Management of the Company is responsible for the day to day risk management process, specifically the Director of IT, who reports and operates under the direction of the Chief Financial Officer (CFO), who then reports directly to the Audit Committee regarding such risks. The CFO provides updates to the Audit Committee on cybersecurity risks and threats annually, but the Director of IT attends both the Audit Committee meetings and the Board meetings to provide further updates on cybersecurity and other IT related matters. At a minimum, the Audit Committee is given updates on a quarterly basis, but if a situation were to arise, the Audit Committee would be notified once the Company was aware of the issue.

Our management team, led by our CFO, is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity risks and incidents through updates by our Director of IT. This management team is responsible for assessing and managing risks that may arise from cybersecurity threats. Our CFO has over 10 years of experience managing IT operations including strategy, infrastructure and execution. Our Director of IT has over 20 years of experience in information technology including roles managing operations, compliance, development, applications, information security, support and execution.

ITEM 2—PROPERTIES

At December 31, 2023, the Company owned or operated from the following locations:

Location	Square Footage	Owned or Leased	Use

Evansville, Indiana, USA	771,000	Owned	Distribution; sales and marketing; engineering; administration
Rosarito, Mexico	161,139	Owned	Manufacturing and distribution
Gainesville, Florida, USA	154,200	Owned	Manufacturing and distribution
Orlando, Florida, USA	143,000	Leased	Sales and marketing; manufacturing and distribution
Bristol, WI, USA	118,350	Owned	Distribution; sales and marketing; engineering
Olney, Illinois, USA	108,500	Owned	Distribution; sales and marketing; engineering; manufacturing
Olney, Illinois, USA	30,000	Owned	Distribution
Eagan, MN, USA	41,600	Leased	Distribution; sales and marketing; engineering
Shanghai, China	6,674	Leased	Sales and sourcing

The Company believes that its facilities are in satisfactory and suitable condition for their respective operations. The Company also believes that it is in material compliance with all applicable environmental regulations and is not subject to any proceeding by any federal, state or local authorities regarding such matters. The Company provides regular maintenance and service on its plants and machinery as required. As of December 31, 2022, our Rosarito, Mexico location, including land, buildings and long-lived assets, were classified as assets held for sale. As of December 31, 2023, all manufacturing and distribution operations at our Rosarito, Mexico location have ceased and all inventories have been moved to our Olney, Illinois and Evansville, Indiana facilities and to third party logistic warehouses.

ITEM 3—LEGAL PROCEEDINGS

The Company is involved in litigation arising in the normal course of its business, but the Company does not believe the disposition or ultimate resolution of such claims or lawsuits will have a material adverse effect on the business or financial condition of the Company.

The Company is not aware of any probable or levied penalties against the Company relating to the American Jobs Creation Act.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded under the symbol “ESCA” on the NASDAQ Global Market.

As of March 13, 2024, there were approximately 93 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 9/30/2023 under the current repurchase program.	2,153,132	$13.38	2,153,132	$4,153,252
Fourth quarter purchases:
10/1/2023 – 10/31/2023	None	None	No Change	No Change
11/1/2023 – 11/30/2023	None	None	No Change	No Change
12/1/2023 – 12/31/2023	None	None	No Change	No Change
Total share purchases under the current program	2,153,132	$13.38	2,153,132	$4,153,252

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. In December 2020, the Board of Directors increased the stock repurchase program to $15,000,000. From its inception date through December 31, 2023, the Company has repurchased 2,153,132 shares of its common stock under this repurchase program for an aggregate price of $28,812,686. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

ITEM 6—[RESERVED]

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section should be read in conjunction with Item 1: Business; Item 1A: Risk Factors; and Item 8: Financial Statements and Supplementary Data.

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to: Escalade’s ability to achieve its business objectives; Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products; the continuation and development of key customer, supplier, licensing and other business relationships; Escalade’s ability to develop and implement our own direct to consumer e-commerce distribution channel; the impact of competitive products and pricing; product demand and market acceptance; new product development; Escalade’s ability to successfully negotiate the shifting retail environment and changes in consumer buying habits; the financial health of our customers; disruptions or delays in our business operations, including without limitation disruptions or delays in our supply chain, arising from political unrest, war, labor strikes, natural disasters, public health crises such as the coronavirus pandemic, and other events and circumstances beyond our control; the impact of management’s conclusion, in consultation with the Audit Committee, that material weaknesses existed in the Company’s internal control procedures over financial reporting; the evaluation and implementation of remediation efforts designed and implemented to enhance the Company’s control environment; the potential identification of one or more additional material weaknesses in the Company’s internal control of which the Company is not currently aware or that have not yet been detected; Escalade’s ability to control costs, including managing inventory levels; Escalade’s ability to successfully implement actions to lessen the potential impacts of tariffs and other trade restrictions applicable to our products and raw materials, including impacts on the costs of producing our goods, importing products and materials into our markets for sale, and on the pricing of our products; general economic conditions, including inflationary pressures; fluctuation in operating results; changes in foreign currency exchange rates; changes in the securities markets; continued listing of the Company’s common stock on the NASDAQ Global Market; the Company’s inclusion or exclusion from certain market indices; Escalade’s ability to obtain financing, to maintain compliance with the terms of such financing and to manage debt levels; the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology; the potential impact of actual or perceived defects in, or safety of, our products, including any impact of product recalls or legal or regulatory claims, proceedings or investigations involving our products; risks related to data security of privacy breaches; the potential impact of regulatory claims, proceedings or investigations involving our products; potential residual impacts of the COVID-19 global pandemic on Escalade’s financial condition and results of operations; and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

To enhance growth opportunities, the Company has focused on promoting new product innovation and development and brand marketing. In addition, the Company has embarked on a strategy of acquiring companies or product lines that complement or expand the Company's existing product lines or provide expansion into new or emerging categories in sporting goods. A key objective is the acquisition of product lines with barriers to entry the Company can take to market through its established distribution channels or through new market channels. Significant synergies are achieved through assimilation of acquired product lines into the existing Company structure.

In January 2022, the Company acquired the assets of the Brunswick Billiards® business, complementing its existing portfolio of billiards brands and other offerings in the Company’s indoor recreation market. Management seeks acquisitions that strengthen the Company’s leadership in various product categories or provide entry into attractive new product categories. The Company also sometimes divests or discontinues certain operations, assets, and products that do not perform to the Company's expectations or no longer fit with the Company's strategic objectives.

Management believes that key indicators in measuring the success of these strategies are revenue growth, earnings growth, new product introductions, and the expansion of channels of distribution. The following table sets forth the annual percentage change in revenues and net income over the past three years:

	2023	2022	2021

Net sales
Sporting Goods	(16.0%)	0.1%	14.6%
Consolidated	(16.0%)	0.1%	14.6%

Net income
Sporting Goods	(45.6%)	(26.4%)	(7.3%)
Consolidated	(45.4%)	(26.3%)	(5.9%)

As the most significant impacts of the COVID-19 pandemic appear to have waned, consumer demand for the Company’s products has slowed but remains above pre-COVID-19 demand. General economic conditions, inflation, recessionary fears, rising interest rates, changes in the housing market and declining consumer confidence also may impact the Company adversely. Management cannot predict the full impact of these factors on the Company. Due to the above circumstances and as described generally in this Form 10-K, the Company’s results of operations for the 2023 fiscal year are not necessarily indicative of the results to be expected for fiscal year 2024.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net sales:

	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of products sold	76.6%	76.5%	75.4%
Gross margin	23.4%	23.5%	24.6%
Selling, administrative and general expenses	15.7%	14.3%	13.8%
Amortization	0.9%	0.8%	0.6%
Operating income	6.8%	8.4%	10.2%

Revenue and Gross Margin

Net sales decreased 16.0% in 2023 compared to 2022. The Company recognized declines in sales across multiple categories. Many of our outdoor categories, including archery, playground and basketball, continue to slide back down from COVID-19 peak, but remain higher than pre-COVID-19 levels.

The overall gross margin decreased to 23.4% in 2023 compared with 23.5% in 2022. Gross margins were unfavorably impacted by less absorption due to large reductions in inventory levels as well as ongoing inventory handling and storage costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $41.5 million in 2023 compared to $44.8 million in 2022, a decrease of $3.3 million or 7.3%. SG&A as a percent of sales is 15.7% in 2023 compared with 14.3% in 2022.

Provision for Income Taxes

The effective tax rate for 2023 and 2022 was 21.3% and 20.5%, respectively. The 2023 effective tax rate is slightly higher than the federal statutory rate primarily due to the impact of state taxes partially offset by captive insurance premiums being tax exempt and federal income tax credits. The 2022 effective tax rate is slightly lower than the federal statutory rate primarily due to the captive insurance premiums being tax exempt, with federal income tax credits helping to offset the impact of the state taxes and lower the statutory rate.

Sporting Goods

Net sales, operating income, and net income for the Sporting Goods segment for the three years ended December 31, 2023 were as follows:

In Thousands	2023	2022	2021

Net sales	$263,566	$313,757	$313,612
Operating income	17,496	25,925	31,534
Net income	8,767	16,117	21,892

Net sales decreased 16.0% in 2023 compared to 2022.

Gross margin in 2023 was 23.4% compared to 23.5% in 2022. Operating income, as a percentage of net sales, decreased to 6.6% in 2023 compared to 8.3% in 2022.

Financial Condition and Liquidity

The current ratio, a basic measure of liquidity (current assets divided by current liabilities), for 2023 was 4.4, compared to 4.8 in 2022. Receivable levels decreased to $50.0 million in 2023 compared with $57.4 million in 2022 and net inventory decreased $29.4 million to $92.5 million in 2023 from $121.9 million in 2022, due to company-wide objectives to right size our on hand inventory. Trade accounts payable and accrued liabilities decreased $5.6 million to $25.1 million from $30.7 million in 2022.

The Company’s working capital requirements are primarily funded through cash flows from operations and revolving credit agreements with its bank. During 2023, the Company’s maximum borrowings under its primary revolving credit lines and overdraft facility totaled $100.6 million compared to $113.8 million in 2022. The overall effective interest rate in 2023 was 6.3% compared to the effective rate of 3.8% in 2022. Total debt at the end of the Company’s 2023 fiscal year was $50.9 million.

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

As of December 31, 2023, the outstanding principal amount of the term loan was $32.7 million and total amount drawn under the Revolving Facility was $18.2 million.

Cash flows from operations and revolving credit agreements were used to fund acquisitions, to pay shareholder dividends, and to fund stock repurchases.

In 2024, the Company estimates capital expenditures to be approximately $4.0 million.

The Company believes cash generated from its projected 2024 operations and the commitment of borrowings from its primary lender will provide it with sufficient cash flows for its operations.

It is possible that if economic conditions deteriorate, this could have adverse effects on the Company’s ability to operate profitably during fiscal year 2024. To the extent that occurs, management will pursue cost reduction initiatives and consider realignment of its infrastructure in an effort to match the Company’s overhead and cost structure with the sales level dictated by current market conditions.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under the sub-heading “New Accounting Pronouncements”.

Contractual Obligations

The following schedule summarizes the Company’s material contractual obligations as of December 31, 2023:

Amounts in thousands	Total	2024	2025 – 2026	2027 – 2028	Thereafter

Debt(1)	$50,896	$7,143	$14,286	$29,467	$--
Future interest payments(1)	8,532	2,985	4,618	929	--
Operating leases	10,971	1,480	2,846	2,388	4,257
Minimum payments under purchase, royalty and license agreements	5,143	1,106	2,112	1,261	664
Total	$75,542	$12,714	$23,862	$34,045	$4,921

Note:

(1) Assumes that the Company will not increase borrowings under its long-term credit agreements and that the effective interest rate experienced in 2023 of 6.3% will continue for the life of the agreements.

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

Allowance for Credit Losses

The Company provides an allowance for credit losses based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due between 30 and 60 days after the issuance of the invoice.  Accounts are considered delinquent when more than 90 days past due. Delinquent receivables are reserved or written off based on individual credit evaluation and specific circumstances of the customer. To the extent that actual bad debt losses exceed the allowance recorded by the Company, additional reserves would be required which would increase selling, general and administrative costs.

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

Impairment of Goodwill

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 350, Intangibles – Goodwill and Other. A qualitative assessment is first performed to determine if the fair value of the reporting unit is "more likely than not" less than the carrying value. If so, we proceed to a quantitative assessment, in which the fair value of the reporting unit is compared to its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge to current operations is recorded to reduce the carrying value to the fair value.

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

The Company has one reporting unit that is identical to our operating segment, Sporting Goods. Of the total recorded goodwill of $42.3 million at December 31, 2023, the entire amount was allocated to the Escalade Sports reporting unit. The results of the qualitative impairment assessment of the Escalade Sports reporting unit indicated that it was not “more likely than not” that the fair value of the reporting unit was less than the carrying value as of December 31, 2023.

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

Capital Expenditures

As of December 31, 2023, the Company had no material commitments for capital expenditures. In 2024, the Company estimates capital expenditures to be approximately $4.0 million.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of material weaknesses in internal control over financial reporting (as described below in Management’s Report on Internal Control over Financial Reporting). See also, “Risk Factors – Legal, Tax, Accounting and Regulatory Risks.”

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

The management of Escalade assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (published in 2013) and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal control. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the preparation of the Company’s financial statements for the year ended December 31, 2023, management identified the following material weaknesses in the Company’s internal control over financial reporting:

●

Information technology general controls particularly as such controls related to user access, program change management, and ineffective complementary user-organization controls, which limited management’s ability to rely on technology dependent controls relevant to the preparation of the Company’s consolidated financial statements.

●	Controls over the period end process, including the review and approval process of journal entries, account reconciliations, segregation of duties conflicts, and consolidation of intercompany entries.

●	Documentation and design of controls related to various key financial statement accounts and assertions.

●

The risk assessment, control activities, information and communication, and monitoring components of the Company’s internal control framework such that internal control weaknesses were not detected, communicated, addressed with mitigating control activities, or remediated.

Based on this assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was not effective.

Our independent auditor, FORVIS LLP (“FORVIS”), a registered public accounting firm, is appointed by the Audit Committee of our Board of Directors. As a result of the material weaknesses described above, FORVIS has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023, which appears in Item 8. Financial Statements and Supplementary Data of this 2023 Form 10-K.

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

/s/ Walter P. Glazer, Jr., Chief Executive Officer   /s/ Stephen R. Wawrin, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2023. In connection with such evaluation, except for the material weaknesses described above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 8, 2024 under the captions “Certain Beneficial Owners,” “Election of Directors,” “Executive Officers of the Registrant,” “Board of Directors, Its Committees, Meetings and Functions,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

ITEM 11— EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 8, 2024 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee” and “Executive Compensation” and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appears under the caption “Report of the Compensation Committee” is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 8, 2024 under the captions “Certain Beneficial Owners” and “Election of Directors” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders (1)	--	--	800,971
Equity compensation plans not approved by security holders	--	--	--
Total	--		800,971

(1) The maximum number of shares that can be awarded under the Escalade, Incorporated 2017 Incentive Plan is 1,661,598. The plan was approved by stockholders at Escalade’s Annual Meetings of Stockholders in 2017.

(2) Does not include 305,126 shares subject to outstanding, unvested restricted stock unit awards.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on May 8, 2024 under the captions “Election of Directors” and “Board of Directors, Its Committees, Meetings and Functions” and is incorporated herein by reference. The information required by Item 404 of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 8, 2024 under the caption “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s independent registered accounting firm is FORVIS, LLP, formerly BKD, LLP; Evansville, IN; PCAOB ID: 686. The information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 8, 2024 under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

Part IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)         Documents filed as a part of this report:

(1)	Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated financial statements of Escalade, Incorporated and subsidiaries:

Consolidated balance sheets—December 31, 2023 and December 31, 2022

Consolidated statements of operations—fiscal years ended December 31, 2023, December 31, 2022, and December 25, 2021

Consolidated statements of stockholders’ equity—fiscal years ended December 31, 2023, December 31, 2022, and December 25, 2021

Consolidated statements of cash flows—fiscal years ended December 31, 2023, December 31, 2022, and December 25, 2021

Notes to consolidated financial statements

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(3)	Exhibits
3.1	Articles of Incorporation of Escalade, Incorporated (a)
3.2	Amended By-Laws of Escalade, Incorporated (c)
10.1

Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material) (g)

10.2

Amended and Restated Pledge and Security Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material) (g)

10.3

First Amendment dated July 18, 2022 to the Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (d)

10.4

Second Amendment dated October 26, 2022 to the Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (f)

10.5

Third Amendment dated May 8, 2023 to the Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (h)

(4)	Executive Compensation Plans and Arrangements
10.6	Escalade, Incorporated 2017 Incentive Plan, incorporated by reference herein from Annex 1 to the Registrant’s 2017 Definitive Proxy Statement (e)
10.7	Form of Stock Option Award Agreement utilized in Stock Option grants to employees pursuant to the Escalade, Incorporated 2017 Incentive Plan (b)
10.8	Form of Stock Option Award Agreement utilized in Stock Option grants to Directors pursuant to the Escalade, Incorporated 2017 Incentive Plan (b)
10.9	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants to employees pursuant to the Escalade Incorporated 2017 Incentive Plan (b)
10.10	Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants to Directors pursuant to the Escalade, Incorporated 2017 Incentive Plan (b)
19.1	Escalade, Incorporated Confidentiality of Insider Information and Securities Trades by Company Personnel
21	Subsidiaries of the Registrant

23.1	Consent of FORVIS, LLP
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer Section 1350 Certification
32.2	Chief Financial Officer Section 1350 Certification
97.1	Escalade, Incorporated Amended and Restated Policy for Recovery of Incentive Compensation
99.1

Fourth Amendment effective as of September 1, 2023 to the Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (which Amendment Escalade has determined did not contain any material new or amended terms) (i)

101.Cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.Def	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.Lab	Inline XBRL Taxonomy Extension Label Linkbase Document
101.Pre	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.Ins	Inline XBRL Instance Document
101.Sch	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(a)	Incorporated by reference from the Company's 2007 First Quarter Report on Form 10-Q
(b)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended December 30, 2017 and filed on February 27, 2018
(c)	Incorporated by reference from the Company’s 2022 Third Quarter Report on Form 10-Q filed on October 27, 2022
(d)	Incorporated by reference from the Company’s Form 8-K filed on July 21, 2022
(e)	Incorporated by reference from the Company’s 2017 Proxy Statement
(f)	Incorporated by reference from the Company’s Form 8-K filed on October 27, 2022
(g)	Incorporated by reference from the Company’s Form 8-K filed on January 24, 2022
(h)	Incorporated by reference from the Company’s Form 8-K filed on May 9, 2023
(i)	Incorporated by reference from the Company’s 2023 Third Quarter Report on Form 10-Q filed on October 26, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Escalade, Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated (the “Company”) as of December 31, 2023, and December 31, 2022, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Escalade, Incorporated as of December 31, 2023, and December 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Escalade, Incorporated’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control––Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 29, 2024, expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that:  (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Customer Allowances

As more fully described in Notes 2 and 15 within the consolidated financial statements, revenue is recognized net of various sales adjustments, which includes estimated customer allowances for advertising subsidies, volume rebates and catalog allowances. The Company reviews such allowances on an ongoing basis and accruals are adjusted based on the information within the customer agreements. These estimated sales adjustments are included as part of Net Sales on the consolidated statements of operations. At December 31, 2023, the total accrued for these customer allowances was $4.1 million and was presented as part of accrued liabilities on the consolidated balance sheet.

We identified the customer allowance accruals to be a critical audit matter due to the manual nature of how the calculations are maintained and performed, the high volume of customer contracts containing allowance terms, multiple types of allowances offered to certain customers and the frequency of contract term updates. Based on these factors, determining our audit procedures involved a significant level of judgment and effort.

The primary procedures we performed to address this critical audit matter included:

●	Testing the completeness and accuracy of the underlying data used to estimate the customer allowance accruals by:
o

For select allowances, agreeing the sales data used in the calculations to reports that were reconciled to the financial statements and agreeing the various allowance percentages on a test basis to signed customer contracts.

o	Tracing the allowance amounts remitted to a sample of customers during the year to supporting documentation.

●

Testing the clerical accuracy of the individual customer allowances computed by management and agreeing the total of all estimated allowances to the respective account on the consolidated financial statements.

●	Comparing the estimated accrual for select allowances at the end of each reporting period to actual results that occurred during subsequent reporting periods.

●	Performing a retrospective review for select allowances by comparing amounts remitted to customers subsequent to prior year accrued amounts.

/s/ FORVIS, LLP

We have served as Escalade, Incorporated’s auditor since 1977.

Tysons, VA

March 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Escalade, Incorporated

Opinion on the Internal Control Over Financial Reporting

We have audited Escalade, Incorporated’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control––Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

●

Information technology general controls, particularly as such controls related to user access, program change management, and ineffective complementary user-organization controls, which limited management’s ability to rely on technology dependent controls relevant to the preparation of the Company’s consolidated financial statements.

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

These material weaknesses were considered in determining the nature, timing, and extent of auditing procedures applied in our audit of the Company’s consolidated financial statements, and this report does not affect our report dated March 29, 2024, on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, and our report dated March 29, 2024, expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP

Tysons, Virginia

March 29, 2024

Escalade, Incorporated and Subsidiaries

Consolidated Balance Sheets

All Amounts in Thousands Except Share Information	December 31, 2023	December 31, 2022

ASSETS
Current Assets:
Cash and cash equivalents	$16	$3,967
Receivables, less allowances of $652 and $492; respectively	49,985	57,419
Inventories	92,462	121,870
Prepaid expenses	4,280	4,942
Prepaid income tax	88	--
TOTAL CURRENT ASSETS	146,831	188,198

Property, plant and equipment, net	23,786	24,751
Assets held for sale	2,653	2,823
Operating lease right-of-use assets	8,378	9,100
Intangible assets	28,640	31,120
Goodwill	42,326	42,326
Other assets	391	400
TOTAL ASSETS	$253,005	$298,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,143	$7,143
Trade accounts payable	9,797	9,414
Accrued liabilities	15,283	21,320
Income tax payable	--	71
Current operating lease liabilities	1,041	993
TOTAL CURRENT LIABILITIES	33,264	38,941

Long-term debt	43,753	87,738
Deferred income tax liability	3,125	4,516
Operating lease liabilities	7,897	8,641
Other liabilities	387	407
TOTAL LIABILITIES	88,426	140,243

Commitments and contingencies

Stockholders' equity:
Preferred stock
Authorized: 1,000,000 shares, no par value, none issued
Common stock
Authorized: 30,000,000 shares, no par value
Issued and outstanding: 2023 —13,736,800 shares, 2022 —13,594,407 shares	4,480	2,025
Retained earnings	160,099	156,450
TOTAL STOCKHOLDERS’ EQUITY	164,579	158,475
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$253,005	$298,718

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Operations

		Years Ended
All Amounts in Thousands Except Per Share Data	December 31, 2023	December 31, 2022	December 25, 2021

Net Sales	$263,566	$313,757	$313,612

Costs and Expenses
Cost of products sold	201,795	240,118	236,482
Selling, administrative and general expenses	41,480	44,765	43,367
Amortization	2,480	2,559	1,867

Operating Income	17,811	26,315	31,896

Other Income (Expense)
Interest expense	(5,349)	(3,780)	(1,510)
Other income (expense)	31	79	163

Income Before Income Taxes	12,493	22,614	30,549

Provision for Income Taxes	2,664	4,625	6,144

Net Income	$9,829	$17,989	$24,405

Earnings Per Share Data:
Basic earnings per share	$0.72	$1.33	$1.78
Diluted earnings per share	$0.71	$1.31	$1.76

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at December 26, 2020	13,919	$4,598	$134,558	$139,156

Net income			24,405	24,405
Expense of stock options and restricted stock units		902	--	902
Exercise of stock options	10	144	--	144
Settlement of restricted stock units	50	--	--	--
Dividends declared			(7,693)	(7,693)
Stock issued to directors as compensation	6	135	--	135
Purchase of stock	(492)	(5,779)	(4,655)	(10,434)

Balances at December 25, 2021	13,493	$--	$146,615	$146,615

Net income			17,989	17,989
Expense of stock options and restricted stock units		1,974	--	1,974
Settlement of restricted stock units	97	--	--	--
Dividends declared			(8,154)	(8,154)
Stock issued to directors as compensation	4	51	--	51

Balances at December 31, 2022	13,594	$2,025	$156,450	$158,475

Net income			9,829	9,829
Expense of restricted stock units		2,008	--	2,008
Settlement of restricted stock units	108	--	--	--
Dividends declared			(6,180)	(6,180)
Stock issued to directors as compensation	4	52	--	52
Issuance of common stock for service	31	395	--	395

Balances at December 31, 2023	13,737	$4,480	$160,099	$164,579

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
All Amounts in Thousands	December 31, 2023	December 31, 2022	December 25, 2021
Operating Activities:
Net Income	$9,829	$17,989	$24,405
Reconciling adjustments:
Depreciation and amortization	5,671	6,063	4,835
Allowance for credit losses	566	108	(408)
Stock option and restricted stock unit expense	2,008	1,974	902
Common stock issued in lieu of bonus to officers	395	--	--
Director stock compensation	52	51	135
Deferred income taxes	(1,391)	(244)	567
Gain on disposals of assets	(111)	(22)	(19)
Changes in
Accounts receivable	6,867	9,738	(301)
Inventories	29,409	(15,847)	(19,894)
Prepaids and other assets	752	3,433	(4,163)
Accounts payable and accrued expenses	(5,719)	(14,668)	(4,985)
Net cash provided by operating activities	48,328	8,575	1,074
Investing Activities:
Purchase of property and equipment	(2,085)	(2,111)	(9,696)
Acquisitions	--	(35,757)	--
Proceeds from sale of property and equipment	140	40	43
Net cash used in investing activities	(1,945)	(37,828)	(9,653)
Financing Activities:
Dividends paid	(6,180)	(8,154)	(7,693)
Proceeds from issuance of long-term debt	93,998	197,369	232,065
Payments on long-term debt	(137,983)	(160,027)	(204,601)
Proceeds from exercise of stock options	--	--	144
Deferred financing fees	(169)	(342)	(33)
Purchase of stock	--	--	(10,434)
Net cash provided by (used in) financing activities	(50,334)	28,846	9,448
Increase (decrease) in Cash and Cash Equivalents	(3,951)	(407)	869
Cash and Cash Equivalents, beginning of year	3,967	4,374	3,505
Cash and Cash Equivalents, end of year	$16	$3,967	$4,374
Supplemental Cash Flows Information
Interest paid	$5,330	$3,867	$1,433
Income taxes paid	$4,260	$4,144	$6,284
Information regarding the Company’s acquisitions in 2022:
Fair value of assets acquired	$--	$41,496	$--
Cash paid for assets	--	(35,757)	--
Liabilities assumed	$--	$5,739	$--

See notes to consolidated financial statements.

Note 1 —    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Escalade, Incorporated and its wholly-owned subsidiaries (Escalade, the Company, we, us or our) are engaged in the manufacture and sale of sporting goods products. The Company is headquartered in Evansville, Indiana and currently has manufacturing facilities in the United States of America. The Company sells products to customers primarily in North America with minimal sales throughout the remainder of the world.

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

Correction of Immaterial Errors

During the year ended December 31, 2023, management became aware of an error in reporting of common stock value within the consolidated balance sheet and statement of stockholders’ equity. Common stock previously was reported with a $1.00 stated value even though, per the Company’s Articles of Incorporation, the common stock has no par value. Additionally, components of equity that should have been reflected within common stock were improperly reported within retained earnings. We have reviewed historical activity reflected in common stock and retained earnings and have identified adjustments to be made to correct the immaterial reporting error. The consolidated balance sheet and consolidated statement of stockholders’ equity have been corrected and have been updated for prior years within this Form 10-K.

We assessed the materiality of this error on prior periods' financial statements in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements. We concluded that the error was not material to any prior annual or interim period and therefore, amendments of previously filed reports are not required. In accordance with ASC 250, we have corrected the reporting for all prior periods presented by revising the consolidated financial statements appearing herein. Periods not presented herein will be revised, as applicable, in future filings. The revisions had no impact on total assets, total liabilities, total shareholders' equity, net income or the cash flow statement.

The impact of this revision on our consolidated balance sheet and consolidated statement of stockholders’ equity as of December 31, 2022 was as follows:

Year Ended December 31, 2022	As Previously Reported	Correction	As Corrected
In Thousands
Common Stock	$13,594	$(11,569)	$2,025
Retained Earnings	144,881	11,569	156,450
Total Stockholders’ Equity	$158,475	--	$158,475

The impact of this revision on our consolidated statement of stockholders’ equity as of December 25, 2021 was as follows:

Year Ended December 25, 2021	As Previously Reported	Correction	As Corrected
In Thousands
Common Stock	$13,493	$(13,493)	$--
Retained Earnings	133,122	13,493	146,615
Total Stockholders’ Equity	$146,615	--	$146,615

Fiscal Year End

Through and including December 31, 2022, the Company’s fiscal year was a 52 or 53 week period ending on the last Saturday in December. Fiscal year 2022 was 53 weeks long, ending December 31, 2022. Fiscal year 2021 was 52 weeks long, ending December 25, 2021.

On August 10, 2022, Escalade’s Board of Directors approved a change in its fiscal year end from the last Saturday in December of each year to December 31 of each year. Escalade’s fiscal quarters will end on March 31, June 30, and September 30. The fiscal year change was effective beginning with Escalade’s 2023 fiscal calendar, which began on January 1, 2023. Consistent with SEC guidance, no transition report was required in connection with the change in Escalade’s fiscal year end.

Cash and Cash Equivalents

Highly liquid financial instruments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Cash and cash equivalent balances may at times be in excess of federally insured limits. The Company maintains its cash and cash equivalent balances at high-credit quality financial institutions. Book overdrafts that result from outstanding checks in excess of our bank balance are reclassified to accrued liabilities. As of December 31, 2023, the Company reclassed $3.4 million of book overdrafts to accrued liabilities. As of December 31, 2022, the Company reclassed $6.9 million of book overdrafts to accrued liabilities.

Accounts Receivable

Revenue from the sale of the Company’s products is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our goods at a point in time based on shipping terms and transfer of title. Accounts receivable are stated at the amount billed to customers. Interest and late charges billed to customers are not material and, because collection is uncertain, are not recognized until collected and are therefore not included in accounts receivable. The Company provides an allowance for credit losses which is described in Note 2 – Certain Significant Estimates.

Inventories

Inventory cost is computed on a currently adjusted standard cost basis (which approximates actual cost on a current average or first-in, first-out basis). Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less. Inventory in excess of saleable amounts is reserved, and the remaining inventory is valued at the lower of cost or net realizable value. This inventory valuation reserve totaled $891 thousand and $1,568 thousand at fiscal year-end 2023 and 2022, respectively.

Inventories, net of the valuation reserve, at fiscal year-ends were as follows:

In Thousands	2023	2022

Raw materials	$4,050	$7,789
Work in process	2,308	3,478
Finished goods	86,104	110,603
	$92,462	$121,870

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

In Thousands	2023	2022

Land	$1,306	$1,306
Buildings and leasehold improvements	28,207	27,406
Machinery and equipment	29,194	27,497
Total cost	58,707	56,209
Accumulated depreciation and amortization	(34,921)	(31,458)
	$23,786	$24,751

Depreciation expenses relating to property, plant and equipment for the years ended December 31, 2023 and 2022 were $3,191 thousand and $3,504 thousand, respectively.

The Company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. No asset impairment was recognized during the years ended 2023, 2022, or 2021.

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

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in FASB ASC 350, Intangibles – Goodwill and Other. A qualitative assessment is first performed to determine if the fair value of the reporting unit is "more likely than not" less than the carrying value. If so, we proceed to a quantitative assessment, in which the fair value of the reporting unit is compared to its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge to current operations is recorded to reduce the carrying value to the fair value. The results of the qualitative impairment assessment of the Escalade Sports reporting unit indicated that it was not “more likely than not” that the fair value of the reporting unit was less than the carrying value as of December 31, 2023 and December 31, 2022.

Employee Incentive Plan

During 2017, the Company approved an incentive plan explained in Note 9. The Company accounts for this plan under the recognition and measurement principles of FASB ASC 718, Equity Based Payments.

Debt Issuance Costs

Costs incurred with the issuance of the Company’s senior revolving credit facility have been deferred and amortized over the term of the facility as a component of interest expense using the straight-line method. These deferred costs are included in other assets in the consolidated balance sheets.

Foreign Currency

The functional currency for the foreign operations of Escalade is the U.S. dollar. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Operations and were insignificant in fiscal years 2023, 2022, and 2021.

Cost of Products Sold

Cost of products sold is comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs incurred during 2023, 2022 and 2021 were approximately $3.1 million, $2.7 million, and $2.0 million, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expenses include personnel-related costs, including stock-based compensation, selling, advertising, and other general operating expenses. Advertising costs are expensed in the period incurred. Total advertising expenses incurred during 2023, 2022 and 2021 were approximately $6.9 million, $7.8 million, and $7.5 million, respectively.

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

New Accounting Pronouncements and Changes in Accounting Principles

Standards Adopted:

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

New Accounting Standards to be Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This amendment expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted, including adoption in any interim period. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently in the process of evaluating the disclosure requirements related to the new standard.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This amendment requires entities to provide additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. The amendment requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The amendment is effective for annual periods beginning after December 15, 2024, and should not be applied prospectively, but entities have the option to apply it retrospectively for each period presented. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

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

Listed below are certain significant estimates and assumptions related to the preparation of the consolidated financial statements:

Goodwill and Intangible Assets

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in FASB ASC 350, Intangibles – Goodwill and Other. A qualitative assessment is first performed to determine if the fair value of the reporting unit is "more likely than not" less than the carrying value. If so, we proceed to a quantitative assessment, in which the fair value of the reporting unit is compared to its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge to current operations is recorded to reduce the carrying value to the fair value.

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

In Thousands	2023	2022	2021

Beginning balance	$1,013	$1,119	$962
Additions	528	2,472	2,487
Deductions	(951)	(2,578)	(2,330)
Ending balance	$590	$1,013	$1,119

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

In Thousands	2023	2022	2021

Beginning balance	$1,568	$748	$697
Additions	725	1,083	446
Deductions	(1,402)	(263)	(395)
Ending balance	$891	$1,568	$748

Allowance for Credit Losses

The Company provides an allowance for credit losses based upon a review of outstanding receivables, historical collection information and existing and forecasted economic conditions. Accounts receivable are ordinarily due between 30 and 60 days after the issuance of the invoice. Accounts are considered delinquent when more than 90 days past due.  Delinquent receivables are reserved or written off based on individual credit evaluation and specific circumstances of the customer. Changes in allowance for credit losses were as follows:

In Thousands	2023	2022	2021

Beginning balance	$492	$457	$896
Additions (Reductions)	566	108	(408)
Deductions	(406)	(73)	(31)
Ending balance	$652	$492	$457

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

In Thousands	2023	2022	2021

Beginning balance	$1,641	$2,340	$2,296
Additions	10,792	11,627	12,930
Deductions	(10,762)	(12,326)	(12,886)
Ending balance	$1,671	$1,641	$2,340

Note 3 —    Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands	2023	2022

Employee compensation	$2,653	$3,647
Customer co-op and volume allowances	1,671	1,641
Customer return accruals and other allowances	3,654	4,225
Other accrued items	7,305	11,807
	$15,283	$21,320

Note 4 —    Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 8 years. As of December 31, 2023, the Company has not entered into any lease arrangements classified as a finance lease.

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

All Amounts in Thousands	Twelve Months Ended December 31, 2023	Twelve Months Ended December 31, 2022

Lease Expense
Operating Lease Cost	$1,522	$1,481
Short-term Lease Cost	1,998	2,587
Variable Lease Cost	464	502
Total Operating Lease Cost	$3,984	$4,570

Operating Lease – Operating Cash Flows	$1,020	$860
New ROU Assets – Operating Leases (non-cash)	$325	$8,084

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Period Ended December 31, 2023	Period Ended December 31, 2022
Weighted Average Remaining Lease Term – Operating Leases (years)	8.09	8.98
Weighted Average Discount Rate – Operating Leases	5.20%	5.06%

Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows:

All Amounts in Thousands

2024	$1,480
2025	1,445
2026	1,401
2027	1,314
2028	1,074
Thereafter	4,257
Total future minimum lease payments	10,971
Less imputed interest	(2,033)
Total	$8,938

Reported as of December 31, 2023
Current operating lease liabilities	1,041
Long-term operating lease liabilities	7,897
Total	$8,938

Note 5 —    Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

	2023		2022
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	24,715	24,410	24,715	24,270
Non-compete agreements	2,749	2,749	2,749	2,749
Customer list	22,017	11,466	22,017	9,783
Trademarks	18,636	1,339	18,636	802
Developed technology	475	475	475	396
License agreements	700	213	700	172
	69,292	40,652	69,292	38,172

Amortization expense was $2.5 million, $2.6 million and $1.9 million for 2023, 2022 and 2021, respectively. At December 31, 2023, the net carrying amount of trademarks includes $7.8 million related to indefinite-lived intangible assets which are not amortized but are evaluated for impairment.

Estimated future amortization expense is summarized in the following table:

All Amounts in Thousands

2024	$2,356
2025	2,307
2026	2,259
2027	2,172
2028	1,523
Thereafter	10,239
Subtotal	20,856
Indefinite-lived intangible asset balance	7,784
Total	$28,640

Consistent with our operating segment conclusion, we have concluded one reporting unit exists and all goodwill is allocated to that reporting unit. The changes in the carrying amount of goodwill were:

In Thousands	Sporting Goods

Balance at December 25, 2021	$32,695
Acquisition	9,631
Balance at December 31, 2022	$42,326
Acquisition	--
Balance at December 31, 2023	$42,326

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in FASB ASC 350, Intangibles – Goodwill and Other. Annually, the Company evaluates goodwill for impairment as of the last day of the fiscal year. A qualitative assessment is first performed to determine if the fair value of the reporting unit is “more likely than not” less than the carrying value.  If so, we proceed to a quantitative assessment, in which the fair value of the reporting unit is compared to its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment charge to current operations is recorded to reduce the carrying value to the fair value.

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

Each loan will bear interest based on the applicable SOFR rate for the interest period in effect plus the Applicable Rate. From May 8, 2023 up to and including the fiscal quarter ending December 31, 2023, the applicable rate per annum is set forth below in Category 1. After the fiscal quarter ending December 31, 2023, the Applicable Rate shall be determined as of the end of each quarter based upon Escalade’s Funded Debt to Adjusted Ratio as of the most recent determination date:

Funded Debt to EBITDA Ratio	Revolving Commitment ABR Spread	Revolving Commitment Term Benchmark Spread	Letter of Credit Fee	Commitment Fee Rate
Category 1 Greater than or equal to 3.50 to 1.0	1.25%	3.00%	3.00%	0.50%
Category 2 Greater than or equal to 3.00 to 1.0 but less than 3.50 to 1.0	0.75%	2.50%	2.50%	0.35%
Category 3 Greater than or equal to 2.50 to 1.0 but less than 3.00 to 1.0	0.25%	2.00%	2.00%	0.30%
Category 4 Greater than or equal to 1.50 to 1.0 but less than 2.50 to 1.0	-0-	1.75%	1.75%	0.25%
Category 5 Less than 1.50 to 1.0	(0.25%)	1.50%	1.50%	0.20%

The Applicable Rate is determined as of the end of each quarter based upon the Company’s annual or quarterly consolidated financial statements and is effective during the period commencing the date of delivery to the agent. The Company’s indebtedness under the 2022 Restated Credit Agreement continues to be collateralized by liens on all of the present and future equity of each of the Company’s and Indian’s domestic subsidiaries and substantially all of the assets of the Company (excluding real estate). Each direct and indirect domestic subsidiary of the Company and Indian has secured its guaranty of indebtedness incurred under the revolving facility with a first priority security interest and lien on all of such subsidiary’s assets. The obligations, guarantees, liens and other interests granted by the Company, Indian, and their domestic subsidiaries continues in full force and effect. The Company was in compliance with the debt covenants set forth in the 2022 Restated Credit Agreement as of December 31, 2023.

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:

In Thousands	2023	2022

Senior secured revolving credit facility of $85.0 million with a maturity of January 21, 2027. The interest rate at December 31, 2023 was 8.54% and 6.92% at December 31, 2022.	$18,158	$55,000

Term loan of $50.0 million with a maturity date of January 21, 2027. The interest rate at December 31, 2023 and December 31, 2022, was 2.97%.	32,738	39,881

	50,896	94,881
Current portion of long-term debt	(7,143)	(7,143)
	$43,753	$87,738

The Company makes monthly principal payments under the Term loan of $595 thousand. As of December 31, 2023, the Company had $66.8 million of availability on its senior secured revolving credit facility.

Note 7 —    Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

In Thousands	2023	2022	2021

Weighted average common shares outstanding	13,714	13,572	13,747
Dilutive effect of stock options and restricted stock units	190	117	119
Weighted average common shares outstanding, assuming dilution	13,904	13,689	13,866

Number of anti-dilutive stock options and unvested restricted stock units	--	--	--

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 8 —    Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for all employees. The Company’s contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company’s expense for the plan was $1,094 thousand, $1,179 thousand and $1,041 thousand for 2023, 2022 and 2021, respectively.

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

Restricted Stock Awards

During 2023, and pursuant to the 2017 Incentive Plan, the Company issued 30,921 shares of common stock with a fair market value of $395 thousand in lieu of accrued and unpaid annual cash incentives for fiscal year 2022 to certain officers. During 2023, and pursuant to the 2017 Incentive Plan, in lieu of cash payments of director fees, the Company awarded to certain directors 4,441 shares of common stock.

In 2023, the Company awarded 21,200 restricted stock units to directors and 145,563 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. All of the 2023 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee is still employed by the Company on the vesting date. The Company has elected to account for forfeitures when they actually occur.

A summary of restricted stock awards activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested stock units as of December 25, 2021	154,120	$13.19
Granted	216,254	14.15
Vested	(97,189)	12.16
Forfeited	(21,156)	14.10
Non-vested stock units as of December 31, 2022	252,029	$14.33
Granted	166,763	12.68
Vested	(107,031)	13.97
Forfeited	(6,635)	13.31
Non-vested stock units as of December 31, 2023	305,126	$13.58

When vesting is dependent on certain market criteria, the fair value of restricted stock units is determined by the use of Monte Carlo techniques. The market price of the Company’s stock on the grant date is used to value restricted stock units where vesting is not contingent on market criteria. For fiscal years 2023, 2022, and 2021 no awards were granted that were contingent on market criteria. In 2023, 2022, and 2021 the Company recognized $2,008 thousand, $1,974 thousand, and $902 thousand respectively in compensation expense related to restricted stock units and as of December 31, 2023 and December 31, 2022, there was $1,433 thousand and $1,415 thousand respectively, of unrecognized compensation expense related to restricted stock units. The unrecognized compensation expense of unvested restricted stock awards not yet recognized as of December 31, 2023 are expected to be recognized over the weighted average period of 1.33 years.

Note 10 —    Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands	2023	2022	2021

Income before taxes:	$12,493	$22,614	$30,549
Provision (benefit) for taxes:
Current
Federal	$3,472	$4,149	$4,819
State	583	720	758
	4,055	4,869	5,577
Deferred
Federal	(1,230)	(502)	408
State	(161)	258	159
	(1,391)	(244)	567
	$2,664	$4,625	$6,144

The provision for income taxes was computed based on financial statement income. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands	2023	2022	2021

Income tax at statutory rate	$2,623	$4,749	$6,415
Increase (decrease) in income tax resulting from
State tax expense, net of federal effect	333	773	724
Federal true-ups	(53)	(49)	(38)
Federal tax credits	(405)	(413)	(251)
Captive insurance earnings	(112)	(478)	(456)
Incentive stock options	33	(18)	(214)
Other	245	61	(36)
Recorded provision for income taxes	$2,664	$4,625	$6,144

The provision for income taxes was computed based on financial statement income. In accordance with FASB ASC 740, the Company has an uncertain tax position as of and for the years ended December 31, 2023 and December 31, 2022. Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company is subject to future examinations by federal, state and other tax authorities for all years after 2019.

The Company has state, net of federal benefit, research tax credit carryforwards of $319 thousand as of December 31, 2023. The state research tax credit carryforwards begin to expire in 2025. A valuation allowance has been established in the amount of $319 thousand as of December 31, 2023 related to the state tax credit carryforwards, leaving an ending deferred, net of federal benefit, in the amount of zero. The increase in the valuation allowance relates to the decrease in the projected tax liability which would be offset by the credit carryforward. The valuation allowance is based on the historical results and estimated future results of the Company, as it is the judgment of management not all of these tax carryforward attributes will be realized before they begin to expire. In addition, the Company has foreign tax credit carryforwards of $521 thousand, as of December 31, 2023. The foreign tax credit carryforwards will begin to expire in 2030.

At December 31, 2023, the Company had domestic federal income taxes receivable of $150 thousand, domestic state income taxes payable of $62 thousand, and transition tax payable of $387 thousand recorded. At December 31, 2022, the Company had domestic federal income taxes payable of $158 thousand, domestic state income taxes receivable of $87 thousand, and transition tax payable of $387 thousand recorded.

The components of the net deferred tax liabilities are as follows:

In Thousands	2023	2022
Assets
Valuation reserves	$1,088	$1,167
Stock based compensation	295	389
Federal and state credits	840	674
Lease obligation	2,090	2,252
Other	28	4
Capitalized research costs	2,104	605
Total assets	6,445	5,091

Liabilities
Property and equipment	(1,206)	(1,502)
Goodwill and intangible assets	(5,732)	(5,347)
Lease – right of use asset	(1,959)	(2,127)
Prepaid insurance	(354)	(280)
Total liabilities	(9,251)	(9,256)

Valuation Allowance
Beginning balance	(351)	(23)
(Increase) Decrease during period	32	(328)
Ending balance	(319)	(351)
	$(3,125)	$(4,516)

The following table reconciles the total amounts of unrecognized tax benefits:

In Thousands	2023	2022	2021

Balance at beginning of year	$20	$61	$61
Increases related to prior year tax positions	-	-	-
Decreases related to prior year tax positions	-	-	-
Increases related to current year tax positions	-	-	-
Settlements	-	-	-
Closure of tax years	(20)	(41)	-
Balance at end of year	$--	$20	$61

The total amount of unrecognized tax benefits, net of federal income tax benefits, of zero at December 31, 2023, and $16 thousand at December 31, 2022, that if recognized, would affect the effective tax rate on income from continuing operations.

The Company had no accrued interest and penalties related to taxes, recognized as a liability, as of December 31, 2023.

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

Note 11 —    Operating Segment and Geographic Information

The following table presents certain operating segment information.

In Thousands	2023	2022	2021

Sporting Goods
Net sales	$263,566	$313,757	$313,612
Operating income	17,496	25,925	31,534
Interest expense	5,349	3,780	1,510
Provision for taxes	3,411	6,106	8,295
Net income	8,767	16,117	21,892
Identifiable assets	246,875	286,417	241,547
Depreciation & amortization	5,671	6,063	4,835
Capital expenditures	2,085	2,111	9,696

All Other
Net sales	--	--	--
Operating income	315	390	362
Interest expense (income)	--	--	--
Benefit for taxes	(747)	(1,481)	(2,151)
Net income	1,062	1,872	2,513
Identifiable assets	6,130	12,301	10,251
Depreciation & amortization	--	--	--
Capital expenditures	--	--	--

Total
Net sales	263,566	313,757	313,612
Operating income	17,811	26,315	31,896
Interest expense	5,349	3,780	1,510
Provision for taxes	2,664	4,625	6,144
Net income	9,829	17,989	24,405
Identifiable assets	253,005	298,718	251,798
Depreciation & amortization	5,671	6,063	4,835
Capital expenditures	2,085	2,111	9,696

There were no changes to the composition of segments in 2023. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

All Other consist of general and administrative expenses not specifically related to the operating business segment.

The Company had net assets of $5.3 million and $14.8 million located in Mexico as of December 31, 2023 and December 31, 2022, respectively.

During 2023, 2022 and 2021, the Company had one customer that accounted for approximately 20%, 23% and 21%, respectively of the Company’s revenues. During 2023, 2022 and 2021 the Company had another customer which accounted for approximately 11%, 12% and 11%, respectively, of the Company’s revenues.

As of December 31, 2023 and December 31, 2022, the Company had approximately 29% and 28%, respectively, of its total accounts receivable with one customer.

As of December 31, 2023, approximately 29 employees of the Company's labor force were covered by a collective bargaining agreement that expires on January 31, 2025.

Raw materials for Escalade’s various product lines consist of wood, tempered glass, particle board, standard grades of steel and steel tubing, aluminum, engineering plastics, fiberglass and packaging materials. Escalade relies upon domestic, Mexico, Brazil, and Asian suppliers for these materials and upon various Asian manufacturers for many of its products.

Net sales are attributed to country based on location of customer. Net sales by geographic region/country were as follows:

In Thousands	2023	2022	2021

North America	$257,228	$307,318	$309,211
Europe	2,856	3,036	2,153
Other	3,482	3,403	2,248
	$263,566	$313,757	$313,612

Note 12 —    Acquisitions

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
$35,757

Note 13 —    Commitments and Contingencies

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company. The Company has entered into various agreements whereby it is required to make royalty and license payments. At December 31, 2023, the Company had future estimated minimum non-cancelable royalty and license payments as follows:

In Thousands	Amount

2024	$1,106
2025	1,511
2026	601
2027	620
2028	641
Thereafter	664
$5,143

Note 14 —    Fair Values of Financial Instruments

The following methods were used to estimate the fair value of all financial instruments recognized in the accompanying balance sheets at amounts other than fair values.

Cash and Cash Equivalents and Time Deposits

Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity.

Notes Payable and Long-term Debt

The Company believes the carrying value of borrowings under our senior secured revolving credit facility, due to variable rate interest, adequately reflects the fair value of these instruments. The carrying value of our Term loan at December 31, 2023 was $32.7 million. The estimated fair value of the Term loan was approximately $29.4 million at December 31, 2023, which value was estimated using treasury rates for a similar instrument and is classified as Level 2 within the fair value hierarchy. The carrying value of our Term loan at December 31, 2022 was $39.9 million. The estimated fair value of the Term loan was approximately $34.7 million at December 31, 2022, which value was estimated using treasury rates for a similar instrument and is classified as Level 2 within the fair value hierarchy.

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 at December 31, 2023 and December 31, 2022.

	Fair Value Measurements Using

2023 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$16	$16	$--	$--

Financial liabilities
Notes Payable and Long-term debt	$47,597	$--	$47,597	$--

	Fair Value Measurements Using

2022 In Thousands	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$3,967	$3,967	$--	$--

Financial liabilities
Notes Payable and Long-term debt	$89,744	$--	$89,744	$--

Note 15 —    Revenue from Contracts with Customers

Revenue Recognition – Revenue is recognized when a contract exists with a customer that specifies the goods to be provided at an agreed upon sales price and when the performance obligations under the terms of the contract are satisfied; generally this occurs with the transfer of control of our goods at a point in time based on shipping terms and transfer of title. Sales are made on normal and customary short-term credit terms or upon delivery of point-of-sale transactions. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Sales commissions are expensed as incurred. These costs are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue.

The Company enters into contractual arrangements with customers in the form of customer orders that specify goods, quantity, pricing, and associated order terms. The Company does not have long-term contracts that are satisfied over time. Due to the nature of the contracts, no significant judgment exists in relation to the identification of the customer contract, satisfaction of the performance obligations, or transaction price. The Company expenses incremental costs of obtaining a contract due to the short-term nature of the contracts.

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

	Years Ended
All Amounts in Thousands	December 31, 2023	December 31, 2022	December 25, 2021

Gross Sales by Channel:
Mass Merchants	$88,991	$104,097	$115,949
Specialty Dealers	85,713	98,954	96,166
E-commerce	101,964	119,401	119,550
International	12,011	16,183	11,337
Other	3,975	4,490	3,240
Total Gross Sales	292,654	343,125	346,242

Less: Gross-to-Net Sales Adjustments
Returns	8,426	5,256	8,304
Warranties	528	2,472	2,488
Customer Allowances	20,134	21,640	21,838
Total Gross-to-Net Sales Adjustments	29,088	29,368	32,630
Total Net Sales	263,566	$313,757	$313,612

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:

/s/ Walter P. Glazer, Jr.	March 29, 2024
Walter P. Glazer, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Walter P. Glazer, Jr.	Chairman and Director and President and Chief Executive Officer	March 29, 2024
Walter P. Glazer, Jr.

/s/ Katherine F. Franklin	Director	March 29, 2024
Katherine F. Franklin

/s/ Edward E. Williams	Director	March 29, 2024
Edward E. Williams

/s/ Richard Baalmann, Jr.	Director	March 29, 2024
Richard Baalmann, Jr.

/s/ Anita Sehgal	Director	March 29, 2024
Anita Sehgal

/s/ Patrick Griffin	Director	March 29, 2024
Patrick Griffin

/s/ Stephen R. Wawrin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2024
Stephen R. Wawrin