Form 10-Q
period 2024-03-31
ESCALADE INC
filed 2024-04-25
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2024
Common, no par value	13,861,552

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	March 31, 2024	December 31, 2023	March 31, 2023
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$283	$16	$6,064
Receivables, less allowance of $882; $652; and $490; respectively	52,274	49,985	50,468
Inventories	95,991	92,462	122,453
Prepaid expenses	2,949	4,280	4,879
Prepaid income tax	-	88	175
TOTAL CURRENT ASSETS	151,497	146,831	184,039

Property, plant and equipment, net	23,420	23,786	24,679
Assets held for sale	2,480	2,653	2,823
Operating lease right-of-use assets	8,118	8,378	8,844
Intangible assets, net	28,047	28,640	30,500
Goodwill	42,326	42,326	42,326
Other assets	459	391	376
TOTAL ASSETS	$256,347	$253,005	$293,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,143	$7,143	$7,143
Trade accounts payable	15,981	9,797	17,232
Accrued liabilities	9,484	15,283	10,500
Income tax payable	441	-	-
Current operating lease liabilities	1,055	1,041	991
TOTAL CURRENT LIABILITIES	34,104	33,264	35,866

Other Liabilities:
Long‑term debt	46,383	43,753	88,082
Deferred income tax liability	3,125	3,125	4,516
Operating lease liabilities	7,628	7,897	8,398
Other liabilities	387	387	407
TOTAL LIABILITIES	91,627	88,426	137,269

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,861,552; 13,736,800; and 13,729,859; shares respectively	4,909	4,480	2,879
Retained earnings	159,811	160,099	153,439
TOTAL STOCKHOLDERS' EQUITY	164,720	164,579	156,318
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$256,347	$253,005	$293,587

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Per Share Data	March 31, 2024	March 31, 2023

Net sales	$57,304	$56,931

Costs and Expenses
Cost of products sold	42,950	45,879
Selling, administrative and general expenses	10,701	10,283
Amortization	593	620

Operating Income	3,060	149

Other Income (Expense)
Interest expense	(735)	(1,375)
Other income	3	18

Income (Loss) Before Income Taxes	2,328	(1,208)

Provision (Benefit) for Income Taxes	553	(256)

Net Income (Loss)	$1,775	$(952)

Earnings (Loss) Per Share Data:
Basic earnings (loss) per share	$0.13	$(0.07)
Diluted earnings (loss) per share	$0.13	$(0.07)

Dividends declared	$0.15	$0.15

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at December 31, 2022	13,594	$2,025	$156,450	$158,475

Net loss			(952)	(952)
Expense of restricted stock units		459	-	459
Settlement of restricted stock units	105	-	-	-
Dividends declared			(2,059)	(2,059)
Issuance of common stock for service	31	395	-	395

Balances at March 31, 2023	13,730	$2,879	$153,439	$156,318

Balances at December 31, 2023	13,737	$4,480	$160,099	$164,579

Net income			1,775	1,775
Expense of restricted stock units		429		429
Settlement of restricted stock units	125	-		-
Dividends declared			(2,063)	(2,063)

Balances at March 31, 2024	13,862	$4,909	$159,811	$164,720

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands	March 31, 2024	March 31, 2023

Operating Activities:
Net income (loss)	1,775	$(952)
Depreciation and amortization	1,373	1,396
Allowance for credit losses	222	-
Stock-based compensation	429	459
Loss on disposal of assets	67	-
Common stock issued in lieu of bonus to officers	-	395
Adjustments necessary to reconcile net income to net cash provided by operating activities	(3,859)	3,218
Net cash provided by operating activities	7	4,516

Investing Activities:
Purchase of property and equipment	(357)	(704)
Proceeds from sale of property and equipment	50	-
Net cash used by investing activities	(307)	(704)

Financing Activities:
Proceeds from issuance of long-term debt	36,798	35,231
Payments on long-term debt	(34,168)	(34,887)
Cash dividends paid	(2,063)	(2,059)
Net cash provided (used) by financing activities	567	(1,715)
Net increase in cash and cash equivalents	267	2,097
Cash and cash equivalents, beginning of period	16	3,967
Cash and cash equivalents, end of period	$283	$6,064

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for its annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 31, 2023 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2023 filed with the Securities and Exchange Commission.

Correction of Immaterial Errors

During the year ended December 31, 2023, management became aware of an error in reporting of common stock value within the consolidated balance sheet and statement of stockholders’ equity. Common stock previously was reported with a $1.00 stated value even though, per the Company’s Articles of Incorporation, the common stock has no par value. Additionally, components of equity that should have been reflected within common stock were improperly reported within retained earnings. We have reviewed historical activity reflected in common stock and retained earnings and have identified adjustments to be made to correct the immaterial reporting error. The consolidated balance sheet and consolidated statement of stockholders’ equity have been corrected and have been updated for prior years within this Form 10-Q.

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

The impact of this revision on our consolidated balance sheet and consolidated statement of stockholders’ equity as of March 31, 2023 was as follows:

	As Previously Reported	Correction	As Corrected
In Thousands
Common Stock	$13,730	$(10,851)	$2,879
Retained Earnings	142,588	10,851	153,439
Total Stockholders’ Equity	$156,318	-	$156,318

Note B ‑ Seasonal Aspects

The results of operations for the three months ended March 31, 2024 and March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

Note C ‑ Inventories

In thousands	March 31, 2024	December 31, 2023	March 31, 2023

Raw materials	$3,665	$4,050	$7,311
Work in progress	2,595	2,308	3,386
Finished goods	89,731	86,104	111,756
	$95,991	$92,462	$122,453

Note D – Fair Values of Financial Instruments

Accounting Standard Codification (“ASC”) 820, “Fair Value Measurement and Disclosures,” outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:

-	Level 1: Observable inputs such as quoted prices in active markets;
-	Level 2: Inputs other than quoted prices in active markets that are either directly or indirectly observable; and
-	Level 3: Unobservable inputs for which little or no market data exists, therefore requiring the Company to develop its own assumptions.

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at March 31, 2024, December 31, 2023 and March 31, 2023. The Company believes the carrying value of borrowings under our senior secured revolving credit facility, due to variable rate interest, adequately reflects the fair value of these instruments.

The Company discloses the fair value of its term loan using Level 2 inputs, which are estimated using treasury rates for a similar instrument, as follows:

	March 31, 2024		December 31, 2023		March 31, 2023
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Term Loan Facility	$30,952	$27,844	$32,738	$29,439	$38,095	$33,734

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

For the three months ended March 31, 2024 and March 31, 2023, the Company recognized stock based compensation expense of $429 thousand and $459 thousand, respectively. At March 31, 2024 and March 31, 2023, respectively, there was $991 thousand and $2,816 thousand in unrecognized stock-based compensation expense related to non-vested stock awards. The unrecognized compensation expense of unvested restricted stock awards net yet recognized as of March 31, 2024 are expected to be recognized over the weighted average period of 1.3 years.

On April 3, 2024, the Company awarded 130,800 restricted stock units to employees. The 2024 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee continues to serve as an employee, director or consultant of the Company on the vesting date.

Note F ‑ Segment Information

	As of and for the Three Months Ended March 31, 2024
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$57,304	$-	$57,304
Operating income (loss)	4,100	(1,040)	3,060
Net income (loss)	2,442	(667)	1,775
Total assets	$254,816	$1,531	$256,347

	As of and for the Three Months Ended March 31, 2023
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$56,931	$-	$56,931
Operating income (loss)	690	(541)	149
Net loss	(484)	(468)	(952)
Total assets	$284,252	$9,335	$293,587

Note G – Dividend Payment

On January 12, 2024, the Company paid a quarterly dividend of $0.15 per common share to all shareholders of record on January 5, 2024. The total amount of the dividend was approximately $2.1 million and was charged against retained earnings.

Note H ‑ Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
In thousands	March 31, 2024	March 31, 2023

Weighted average common shares outstanding	13,786	13,648
Dilutive effect of stock options and restricted stock units	104	-
Weighted average common shares outstanding, assuming dilution	13,890	13,648

Note I – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2024, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that are of significance, or potential significance to the Company.

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024.

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

	Three Months Ended
All Amounts in Thousands	March 31, 2024	March 31, 2023

Gross Sales by Channel:
Mass Merchants	$21,025	$16,690
Specialty Dealers	20,995	21,615
E-commerce	18,363	20,592
International	2,856	3,041
Other	808	1,035
Total Gross Sales	64,047	62,973

Less: Gross-to-Net Sales Adjustments
Returns	1,836	1,512
Warranties	445	440
Customer Allowances	4,462	4,090
Total Gross-to-Net Sales Adjustments	6,743	6,042
Total Net Sales	$57,304	$56,931

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 8 years. As of March 31, 2024, the Company has not entered into any lease arrangements classified as a finance lease.

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

	Three Months Ended
All Amounts in Thousands	March 31, 2024	March 31, 2023

Lease Expense
Operating Lease Cost	$375	$374
Short-term Lease Cost	357	612
Variable Lease Cost	165	129
Total Operating Lease Cost	$897	$1,115

Operating Lease – Operating Cash Flows	$255	$245
New ROU Assets – Operating Leases (non-cash)	$-	$-
Weighted Average Remaining Lease Term – Operating Leases (years)	7.89	8.79
Weighted Average Discount Rate – Operating Leases	5.20%	5.05%

Future minimum lease payments under non-cancellable leases as of March 31, 2024 were as follows:

All Amounts in Thousands

Year 1	$1,111
Year 2	1,445
Year 3	1,401
Year 4	1,314
Year 5	1,074
Thereafter	4,257
Total future minimum lease payments	10,602
Less imputed interest	(1,919)
Total	$8,683

Reported as of March 31, 2024
Current operating lease liabilities	1,055
Long-term operating lease liabilities	7,628
Total	$8,683

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

As of March 31, 2024, the outstanding principal amount of the term loan was $31.0 million and total amount drawn under the Revolving Facility was $22.5 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to: Escalade’s ability to achieve its business objectives; Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products; the continuation and development of key customer, supplier, licensing and other business relationships; Escalade’s ability to develop and implement our own direct to consumer e-commerce distribution channel; the impact of competitive products and pricing; product demand and market acceptance; new product development; Escalade’s ability to successfully negotiate the shifting retail environment and changes in consumer buying habits; the financial health of our customers; disruptions or delays in our business operations, including without limitation disruptions or delays in our supply chain, arising from political unrest, war, labor strikes, natural disasters, public health crises such as the coronavirus pandemic, and other events and circumstances beyond our control; the impact of management’s conclusion, in consultation with the Audit Committee, that material weaknesses existed in the Company’s internal control procedures over financial reporting; the evaluation and implementation of remediation efforts designed and implemented to enhance the Company’s control environment, which remediation efforts are ongoing; the potential identification of one or more additional material weaknesses in the Company’s internal control of which the Company is not currently aware or that have not yet been detected; the Company’s inability or failure to fully remediate material weaknesses in our internal control procedures over financial reporting or any other material weaknesses in the future could result in material misstatements in our financial statements; Escalade’s ability to control costs, including managing inventory levels; Escalade’s ability to successfully implement actions to lessen the potential impacts of tariffs and other trade restrictions applicable to our products and raw materials, including impacts on the costs of producing our goods, importing products and materials into our markets for sale, and on the pricing of our products; general economic conditions, including inflationary pressures; fluctuation in operating results; changes in foreign currency exchange rates; changes in the securities markets; continued listing of the Company’s common stock on the NASDAQ Global Market; the Company’s inclusion or exclusion from certain market indices; Escalade’s ability to obtain financing, to maintain compliance with the terms of such financing and to manage debt levels; the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology; the potential impact of actual or perceived defects in, or safety of, our products, including any impact of product recalls or legal or regulatory claims, proceedings or investigations involving our products; risks related to data security of privacy breaches; the potential impact of regulatory claims, proceedings or investigations involving our products; potential residual impacts of the COVID-19 global pandemic on Escalade’s financial condition and results of operations; and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

As the most significant impacts of the COVID-19 pandemic appear to have waned, consumer demand for the Company’s products has slowed but remains above pre-COVID-19 demand. General economic conditions, inflation, recessionary fears, rising interest rates, changes in the housing market and declining consumer confidence also may impact the Company adversely. Management cannot predict the full impact of these factors on the Company. Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the period ended March 31, 2024 are not necessarily indicative of the results to be expected for fiscal year 2024.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended
	March 31, 2024	March 31, 2023
Net revenue	100.0%	100.0%
Cost of products sold	75.0%	80.6%
Gross margin	25.0%	19.4%
Selling, administrative and general expenses	18.7%	18.0%
Amortization	1.0%	1.1%
Operating income	5.3%	0.3%

Revenue and Gross Margin

Sales increased 0.7% for the first quarter of 2024, compared with the same period in the prior year. Sales increased across several product categories, largely in the outdoor and game related. These increases were partially offset by decreases in indoor and licensed product category sales.

Gross margin increased to 25.0% for the first quarter of 2024 compared to 19.4% for the same period in 2024 primarily driven by more favorable product mix, decreased inventory storage and handling costs, and more favorable absorption.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $10.7 million for the first quarter of 2024 compared to $10.3 million for the same period in the prior year, an increase of $0.4 million or 4.1%. SG&A as a percent of sales is 18.7% for the first quarter of 2024 compared with 18.0% for the same period in the prior year.

Provision (Benefit) for Income Taxes

The effective tax rate for the first three months of 2024 was 23.8% compared to 21.2% for the same period last year.

Financial Condition and Liquidity

Total debt at the end of the first three months of 2024 was $53.5 million, an increase of $2.6 million from December 31, 2023. The following schedule summarizes the Company’s total debt:

In thousands	March 31, 2024	December 31, 2023	March 19, 2022

Current portion of long-term debt	$7,143	$7,143	$7,143
Long term debt	46,383	43,753	88,082
Total Debt	$53,526	$50,896	$95,225

As a percentage of stockholders’ equity, total debt was 32.5%, 30.9% and 60.9% at March 31, 2024, December 31, 2023, and March 31, 2023 respectively.

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

As of March 31, 2024, the outstanding principal amount of the term loan was $31.0 million and total amount drawn under the Revolving Facility was $22.5 million.

The Company funds working capital requirements and shareholder dividends through operating cash flows and revolving credit agreements with its Lenders. The Company expects that cash generated from its 2024 operations and its access to adequate levels of revolving credit will provide it with sufficient cash flows for its operations and to meet growth needs.

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

In connection with the preparation of the Company’s financial statements for the fiscal year ended December 31, 2023, the Company evaluated the effectiveness of the Company’s disclosure controls and procedures and identified material weaknesses in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024. The Company did not design and maintain effective disclosure controls and procedures because of the following material weaknesses in internal control over financial reporting:

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

Notwithstanding such material weaknesses, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s consolidated financial statements included in the Quarterly Report are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented.

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

In response to the material weaknesses discussed above, we plan to continue efforts already underway to remediate internal control over financial reporting, including the following:

●	We have engaged with a third-party resource to support our internal control testing and remediation efforts, and we intend to bring in additional resources to oversee remediation efforts.

●	We are in the process of hiring an Internal Auditor, a senior level position.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2024.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional risks or uncertainties that are not presently known to us or that we currently do not consider material to our business. As of the date of this filing, there have been no material changes in our risk factors from those disclosed in the above-referenced Form 10-K, which risk factors are incorporated herein by reference.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 12/31/2023 under the current repurchase program.	2,153,132	$13.38	2,153,132	$4,153,252
First quarter purchases:
1/1/2024-1/31/2024	None	None	No Change	No Change
2/1/2024-2/29/2024	None	None	No Change	No Change
3/1/2024-3/31/2024	None	None	No Change	No Change
Total share purchases under the current program	2,153,132	$13.38	2,153,132	$4,153,252

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. In December 2020, the Board of Directors increased the stock repurchase program to $15,000,000. From its inception date through March 31, 2024, the Company has repurchased 2,153,132 shares of its common stock under this repurchase program for an aggregate price of $28,812,686. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

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

ESCALADE, INCORPORATED

Date: April 25, 2024	/s/ Stephen R. Wawrin Vice President and Chief Financial Officer (On behalf of the registrant and in his capacities as Principal Financial Officer and Principal Accounting Officer)