Form 10-Q
period 2024-06-30
ESCALADE INC
filed 2024-07-25
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2024
Common, no par value	13,877,302

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	June 30, 2024	December 31, 2023	June 30, 2023
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$362	$16	$577
Receivables, less allowance of $489; $652; and $355; respectively	47,829	49,985	54,975
Inventories	86,571	92,462	111,676
Prepaid expenses	2,461	4,280	3,925
Prepaid income tax	1,829	88	1,518
TOTAL CURRENT ASSETS	139,052	146,831	172,671

Property, plant and equipment, net	23,441	23,786	24,261
Assets held for sale	2,459	2,653	2,823
Operating lease right-of-use assets	7,905	8,378	8,669
Intangible assets, net	27,456	28,640	29,880
Goodwill	42,326	42,326	42,326
Other assets	427	391	455
TOTAL ASSETS	$243,066	$253,005	$281,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,143	$7,143	$7,143
Trade accounts payable	12,798	9,797	14,680
Accrued liabilities	9,222	15,283	9,897
Current operating lease liabilities	1,077	1,041	1,002
TOTAL CURRENT LIABILITIES	30,240	33,264	32,722

Other Liabilities:
Long‑term debt	36,024	43,753	76,809
Deferred income tax liability	3,125	3,125	4,516
Operating lease liabilities	7,398	7,897	8,222
Other liabilities	297	387	407
TOTAL LIABILITIES	77,084	88,426	122,676

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,877,302; 13,736,800; and 13,736,800; shares respectively	5,406	4,480	3,389
Retained earnings	160,576	160,099	155,020
TOTAL STOCKHOLDERS' EQUITY	165,982	164,579	158,409
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$243,066	$253,005	$281,085

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
All Amounts in Thousands Except Per Share Data	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net sales	$62,526	$67,771	$119,830	$124,702

Costs and Expenses
Cost of products sold	47,415	51,124	90,365	97,003
Selling, administrative and general expenses	10,063	9,769	20,764	20,052
Amortization	591	620	1,184	1,240

Operating Income	4,457	6,258	7,517	6,407

Other Income (Expense)
Interest expense	(730)	(1,580)	(1,465)	(2,955)
Other income	3	7	6	25

Income Before Income Taxes	3,730	4,685	6,058	3,477

Provision for Income Taxes	886	1,043	1,439	787

Net Income	$2,844	$3,642	$4,619	$2,690

Earnings Per Share Data:
Basic earnings per share	$0.21	$0.27	$0.33	$0.20
Diluted earnings per share	$0.20	$0.26	$0.33	$0.20

Dividends declared	$0.15	$0.15	$0.30	$0.30

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at March 31, 2023	13,730	$2,879	$153,439	$156,318

Net income			3,642	3,642
Expense of restricted stock units		458	-	458
Settlement of restricted stock units	3	-	-	-
Dividends declared			(2,061)	(2,061)
Issuance of common stock for service	4	52	-	52

Balances at June 30, 2023	13,737	$3,389	$155,020	$158,409

Balances at December 31, 2022	13,594	$2,025	$156,450	$158,475

Net income			2,690	2,690
Expense of restricted stock units		917	-	917
Settlement of restricted stock units	108	-	-	-
Dividends declared			(4,120)	(4,120)
Issuance of common stock for service	35	447	-	447

Balances at June 30, 2023	13,737	$3,389	$155,020	$158,409

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at March 31, 2024	13,862	$4,909	$159,811	$164,720

Net income			2,844	2,844
Expense of restricted stock units		497	-	497
Settlement of restricted stock units	15	-	-	-
Dividends declared			(2,079)	(2,079)

Balances at June 30, 2024	13,877	$5,406	$160,576	$165,982

Balances at December 31, 2023	13,737	$4,480	$160,099	$164,579

Net income			4,619	4,619
Expense of restricted stock units		926		926
Settlement of restricted stock units	140	-		-
Dividends declared			(4,142)	(4,142)

Balances at June 30, 2024	13,877	$5,406	$160,576	$165,982

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
All Amounts in Thousands	June 30, 2024	June 30, 2023

Operating Activities:
Net income	$4,619	$2,690
Depreciation and amortization	2,751	2,798
Allowance for credit losses	325	35
Stock-based compensation	926	917
Loss on disposal of assets	54	-
Common stock issued in lieu of bonus to officers	-	395
Director stock compensation	-	52
Changes in assets and liabilities	4,624	6,009
Net cash provided by operating activities	13,299	12,896

Investing Activities:
Purchase of property and equipment	(1,174)	(1,068)
Proceeds from sale of property and equipment	92	-
Net cash used by investing activities	(1,082)	(1,068)

Financing Activities:
Proceeds from issuance of long-term debt	67,161	62,196
Payments on long-term debt	(74,890)	(73,125)
Deferred financing fees	-	(169)
Cash dividends paid	(4,142)	(4,120)
Net cash used by financing activities	(11,871)	(15,218)
Net increase (decrease) in cash and cash equivalents	346	(3,390)
Cash and cash equivalents, beginning of period	16	3,967
Cash and cash equivalents, end of period	$362	$577

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

The impact of this revision on our consolidated balance sheet and consolidated statement of stockholders’ equity as of June 30, 2023 was as follows:

	As Previously Reported	Correction	As Corrected
In Thousands
Common Stock	$13,737	$(10,348)	$3,389
Retained Earnings	144,672	10,348	155,020
Total Stockholders’ Equity	$158,409	-	$158,409

Note B ‑ Seasonal Aspects

The results of operations for the three and six months ended June 30, 2024 and June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

Note C ‑ Inventories

In thousands	June 30, 2024	December 31, 2023	June 30, 2023

Raw materials	$3,629	$4,050	$6,537
Work in progress	2,576	2,308	2,910
Finished goods	80,366	86,104	102,229
	$86,571	$92,462	$111,676

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

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at June 30, 2024, December 31, 2023 and June 30, 2023. The Company believes the carrying value of borrowings under our senior secured revolving credit facility, due to variable rate interest, adequately reflects the fair value of these instruments.

The Company discloses the fair value of its term loan using Level 2 inputs, which are estimated using treasury rates for a similar instrument, as follows:

	June 30, 2024		December 31, 2023		June 30, 2023
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Term Loan Facility	$29,167	$26,390	$32,738	$29,439	$36,310	$31,984

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the six months ended June 30, 2024, the Company awarded 12,900 restricted stock units to directors and 130,800 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2024 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee continues to serve as an employee, director or consultant of the Company on the vesting date.

For the three and six months ended June 30, 2024, the Company recognized stock based compensation expense of $497 thousand and $926 thousand, respectively compared to stock based compensation expense of $458 thousand and $917 thousand for the same periods in the prior year. At June 30, 2024 and June 30, 2023, respectively, there was $2,341 thousand and $2,525 thousand in unrecognized stock-based compensation expense related to non-vested stock awards. The unrecognized compensation expense of unvested restricted stock awards net yet recognized as of June 30, 2024 are expected to be recognized over the weighted average period of 1.6 years.

Note F ‑ Segment Information

	For the Three Months Ended June 30, 2024
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$62,526	$-	$62,526
Operating income (loss)	5,106	(649)	4,457
Net income (loss)	3,176	(332)	2,844

	As of and for the Six Months Ended June 30, 2024
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$119,830	$-	$119,830
Operating income (loss)	9,206	(1,689)	7,517
Net income (loss)	5,618	(999)	4,619
Total assets	$240,639	$2,427	$243,066

	For the Three Months Ended June 30, 2023
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$67,771	$-	$67,771
Operating income (loss)	6,837	(579)	6,258
Net income (loss)	3,817	(175)	3,642

	As of and for the Six Months Ended June 30, 2023
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$124,702	$-	$124,702
Operating income (loss)	7,527	(1,120)	6,407
Net income (loss)	3,333	(643)	2,690
Total assets	$278,734	$2,351	$281,085

Note G – Dividend Payment

On January 12, 2024, the Company paid a quarterly dividend of $0.15 per common share to all shareholders of record on January 5, 2024. The total amount of the dividend was approximately $2.1 million and was charged against retained earnings.

On April 22, 2024, the Company paid a quarterly dividend of $0.15 per common share to all shareholders of record on April 15, 2024. The total amount of the dividend was approximately $2.1 million and was charged against retained earnings.

On July 15, 2024, the Company paid a quarterly dividend of $0.15 per common share to all shareholders of record on July 8, 2024. The total amount of the dividend was approximately $2.1 million and was charged against retained earnings.

Note H ‑ Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
In thousands	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Weighted average common shares outstanding	13,871	13,733	13,828	13,691
Dilutive effect of stock options and restricted stock units	183	109	195	102
Weighted average common shares outstanding, assuming dilution	14,054	13,842	14,023	13,793

Note I – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2024, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that are of significance, or potential significance to the Company.

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

Warranties – Limited warranties are provided on certain products for varying periods. We record an accrued liability and reduction in sales for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and sales in the current year. The accrued liability amount attributable to warranties was $610 thousand as of June 30, 2024. There were no changes to the accrual due to a change in estimate during the current period.

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

Contract Balances – Amounts relating to returns and customer allowances create contract liabilities, which were $4,662 thousand, $5,325 thousand and $5,866 thousand as of June 30, 2024, December 31, 2023, and December 31, 2022.

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

	Three Months Ended		Six Months Ended
All Amounts in Thousands	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Gross Sales by Channel:
Mass Merchants	$19,127	$19,480	$40,152	$36,170
Specialty Dealers	21,278	23,850	42,273	45,465
E-commerce	25,442	27,135	43,805	47,727
International	3,668	3,187	6,524	6,228
Other	994	1,279	1,802	2,314
Total Gross Sales	70,509	74,931	134,556	137,904

Less: Gross-to-Net Sales Adjustments
Returns	1,965	2,034	3,801	3,546
Warranties	410	190	855	630
Customer Allowances	5,608	4,936	10,070	9,026
Total Gross-to-Net Sales Adjustments	7,983	7,160	14,726	13,202
Total Net Sales	$62,526	$67,771	$119,830	$124,702

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 8 years. As of June 30, 2024, the Company has not entered into any lease arrangements classified as a finance lease.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities and operating lease liabilities on our consolidated balance sheets. The Company has elected an accounting policy to not recognize short-term leases (one year or less) on the balance sheet. The Company also elected the package of practical expedients which applies to leases that commenced before the adoption date. By electing the package of practical expedients, the Company did not need to reassess the following; whether any existing contracts are or contain leases, the lease classification for any existing leases and initial direct costs for any existing leases.

ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease and recognized in the presentation of the ROU assets and operating lease liabilities when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Components of lease expense and other information is as follows:

	Three Months Ended		Six Months Ended
All Amounts in Thousands	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Lease Expense
Operating Lease Cost	$376	$375	$751	$749
Short-term Lease Cost	382	611	739	1,223
Variable Lease Cost	143	169	308	298
Total Operating Lease Cost	$901	$1,155	$1,798	$2,270

Operating Lease – Operating Cash Flows	$260	$248	$515	$493
New ROU Assets – Operating Leases	$52	$83	$52	$83

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Six Months Ended
All Amounts in Thousands	June 30, 2024	June 30, 2023

Weighted Average Remaining Lease Term – Operating Leases (in years)	7.67	8.57
Weighted Average Discount Rate – Operating Leases	5.19%	5.09%

Future minimum lease payments under non-cancellable leases as of June 30, 2024 were as follows:

All Amounts in Thousands

Remainder of Year 1	$750
Year 2	1,460
Year 3	1,416
Year 4	1,327
Year 5	1,077
Thereafter	4,257
Total future minimum lease payments	10,287
Less imputed interest	(1,812)
Total	$8,475

Reported as of June 30, 2024
Current operating lease liabilities	1,077
Long-term operating lease liabilities	7,398
Total	$8,475

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

On May 8, 2023, the Company entered into the Third Amendment (the “Third Amendment”) to the Restated Credit Agreement. The Third Amendment adjusted the funded debt to EBITDA ratio financial covenant to 4:25 to 1:00 as of the end of the Company’s second fiscal quarter of 2023, 3:00 to 1:00 as of the end of the Company’s third fiscal quarter of 2023, and 2:75 to 1:00 as of the end of the Company’s fourth fiscal quarter of 2023 and thereafter. The Third Amendment adjusted the fixed charge coverage ratio covenant to 1:10 to 1:00 commencing as of the Company’s fourth fiscal quarter of 2023 and 1:25 to 1:00 as of the end of the Company’s first fiscal quarter of 2024 and thereafter. For the Company’s second and third fiscal quarters in 2023, the Third Amendment suspended the fixed charge coverage ratio covenant and added a minimum EBITDA covenant of $22.5 million as of the end of each such fiscal quarter. Under the terms of the Third Amendment, the Company and the Lender also agreed to decrease the maximum availability under the senior revolving credit facility from $90.0 million to $75.0 million, upon the consummation of the sale of the Company’s Mexican subsidiary and the dissolution of Escalade Insurance, Inc. The proceeds from such sale and dissolution, respectively, will be used to partially prepay the amounts outstanding under the revolving credit facility. As reflected in the Fourth Amendment to the Restated Credit Agreement effective September 1, 2023, the maximum availability of the senior revolving credit facility was reduced to $85.0 million following the dissolution of Escalade Insurance, Inc. The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of June 30, 2024.

As of June 30, 2024, the outstanding principal amount of the term loan was $29.2 million and total amount drawn under the Revolving Facility was $14.0 million.

Note N – Provision for Taxes

The effective tax rate for the three months ending June 30, 2024 was 23.8% compared to 22.3% for the same three month period last year. The effective tax rate for the first six months ending June 30, 2024 was 23.8% compared to 22.6% for the same period last year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to: Escalade’s ability to achieve its business objectives; Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products; the continuation and development of key customer, supplier, licensing and other business relationships; Escalade’s ability to develop and implement our own direct to consumer e-commerce distribution channel; the impact of competitive products and pricing; product demand and market acceptance; new product development; Escalade’s ability to successfully negotiate the shifting retail environment and changes in consumer buying habits; the financial health of our customers; disruptions or delays in our business operations, including without limitation disruptions or delays in our supply chain, arising from political unrest, war, terrorism, labor strikes, natural disasters, public health crises such as the coronavirus pandemic, and other events and circumstances beyond our control; the impact of management’s conclusion, in consultation with the Audit Committee, that material weaknesses existed in the Company’s internal control procedures over financial reporting; the evaluation and implementation of remediation efforts designed and implemented to enhance the Company’s control environment, which remediation efforts are ongoing; the potential identification of one or more additional material weaknesses in the Company’s internal control of which the Company is not currently aware or that have not yet been detected; the Company’s inability or failure to fully remediate material weaknesses in our internal control procedures over financial reporting or any other material weaknesses in the future could result in material misstatements in our financial statements; Escalade’s ability to control costs, including managing inventory levels; Escalade’s ability to successfully implement actions to lessen the potential impacts of tariffs and other trade restrictions applicable to our products and raw materials, including impacts on the costs of producing our goods, importing products and materials into our markets for sale, and on the pricing of our products; general economic conditions, including inflationary pressures; fluctuation in operating results; changes in foreign currency exchange rates; changes in the securities markets; continued listing of the Company’s common stock on the NASDAQ Global Market; the Company’s inclusion or exclusion from certain market indices; Escalade’s ability to obtain financing, to maintain compliance with the terms of such financing and to manage debt levels; the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology; the potential impact of actual or perceived defects in, or safety of, our products, including any impact of product recalls or legal or regulatory claims, proceedings or investigations involving our products; risks related to data security or privacy breaches; the potential impact of regulatory claims, proceedings or investigations involving our products; potential residual impacts of the COVID-19 global pandemic on Escalade’s financial condition and results of operations; and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

As the most significant impacts of the COVID-19 pandemic appear to have waned, consumer demand for the Company’s products has slowed but remains above pre-COVID-19 demand. General economic conditions, inflation, recessionary fears, rising interest rates, changes in the housing market and declining consumer confidence also may impact the Company adversely. Management cannot predict the full impact of these factors on the Company. Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the period ended June 30, 2024 are not necessarily indicative of the results to be expected for fiscal year 2024.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.8%	75.4%	75.4%	77.8%
Gross margin	24.2%	24.6%	24.6%	22.2%
Selling, administrative and general expenses	16.1%	14.5%	17.3%	16.1%
Amortization	1.0%	0.9%	1.0%	1.0%
Operating income	7.1%	9.2%	6.3%	5.1%

Revenue and Gross Margin

Total net sales declined 7.7% on a year-over-year basis in the second quarter, due to softening consumer demand and channel inventory destocking, particularly in our indoor/outdoor games categories, partly offset by growth in our Stiga table tennis, Bear Archery, and Brunswick Billiards brands. Mass merchant, specialty dealer and third-party e-commerce channel sales were all soft during the quarter, partly offset by 15% growth in international sales and 28% growth in our owned e-commerce sales.

For the first six months of 2024, total net sales declined 3.9% compared to the first half of 2023 again due to softening consumer demand and channel destocking, partly offset by growth in our table tennis, basketball, and archery categories.

Gross margin decreased to 24.2% for the second quarter of 2024 compared to 24.6% for the same period in 2023 primarily driven by lower fixed cost absorption, increased customer program spending, and severance related expenses associated with the Company’s ongoing asset optimization initiative.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $10.1 million for the second quarter of 2024 compared to $9.8 million for the same period in the prior year, an increase of $0.3 million or 3.0%. SG&A as a percent of sales is 16.1% for the second quarter of 2024 compared with 14.5% for the same period in the prior year.

For the first six months of 2024, SG&A were $20.8 million compared to $20.1 million for the same period in the prior year, an increase of $0.7 million, or 3.6%. SG&A as a percent of sales is 17.3% for the first six months of 2024 compared with 16.1% for the same period in the prior year.

Provision for Income Taxes

The effective tax rate for the first six months of 2024 was 23.8% compared to 22.6% for the same period last year.

Financial Condition and Liquidity

Total debt as of June 30, 2024 was $43.2 million, a decrease of $7.7 million from December 31, 2023. The following schedule summarizes the Company’s total debt:

In thousands	June 30, 2024	December 31, 2023	June 30, 2023

Current portion of long-term debt	$7,143	$7,143	$7,143
Long term debt	36,024	43,753	76,809
Total Debt	$43,167	$50,896	$83,952

As a percentage of stockholders’ equity, total debt was 26.0%, 30.9% and 53.0% at June 30, 2024, December 31, 2023, and June 30, 2023 respectively.

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

On May 8, 2023, the Company entered into the Third Amendment (the “Third Amendment”) to the Restated Credit Agreement. The Third Amendment adjusted the funded debt to EBITDA ratio financial covenant to 4:25 to 1:00 as of the end of the Company’s second fiscal quarter of 2023, 3:00 to 1:00 as of the end of the Company’s third fiscal quarter of 2023, and 2:75 to 1:00 as of the end of the Company’s fourth fiscal quarter of 2023 and thereafter. The Third Amendment adjusted the fixed charge coverage ratio covenant to 1:10 to 1:00 commencing as of the Company’s fourth fiscal quarter of 2023 and 1:25 to 1:00 as of the end of the Company’s first fiscal quarter of 2024 and thereafter. For the Company’s second and third fiscal quarters in 2023, the Third Amendment suspended the fixed charge coverage ratio covenant and added a minimum EBITDA covenant of $22.5 million as of the end of each such fiscal quarter. Under the terms of the Third Amendment, the Company and the Lender also agreed to decrease the maximum availability under the senior revolving credit facility from $90.0 million to $75.0 million, upon the consummation of the sale of the Company’s Mexican subsidiary and the dissolution of Escalade Insurance, Inc. The proceeds from such sale and dissolution, respectively, will be used to partially prepay the amounts outstanding under the revolving credit facility. As reflected in the Fourth Amendment to the Restated Credit Agreement effective September 1, 2023, the maximum availability of the senior revolving credit facility was reduced to $85.0 million following the dissolution of Escalade Insurance, Inc. The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of June 30, 2024.

As of June 30, 2024, the outstanding principal amount of the term loan was $29.2 million and total amount drawn under the Revolving Facility was $14.0 million.

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

The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024. The Company did not design and maintain effective disclosure controls and procedures because of the following material weaknesses in internal control over financial reporting:

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

In response to the material weaknesses discussed above, we plan to continue efforts already underway to remediate internal control over financial reporting, including the following:

●	We have engaged with a third-party resource to support our internal control testing and remediation efforts, and we intend to bring in additional resources to oversee remediation efforts.

●	We have hired an Internal Auditor, a senior level position.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2024.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 3/31/2024 under the current repurchase program.	2,153,132	$13.38	2,153,132	$4,153,252
Second quarter purchases:
4/1/2024-4/30/2024	None	None	No Change	No Change
5/1/2024-5/31/2024	None	None	No Change	No Change
6/1/2024-6/30/2024	None	None	No Change	No Change
Total share purchases under the current program	2,153,132	$13.38	2,153,132	$4,153,252

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. In December 2020, the Board of Directors increased the stock repurchase program to $15,000,000. From its inception date through June 30, 2024, the Company has repurchased 2,153,132 shares of its common stock under this repurchase program for an aggregate price of $28,812,686. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

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

ESCALADE, INCORPORATED

Date: July 25, 2024	/s/ Stephen R. Wawrin Vice President and Chief Financial Officer (On behalf of the registrant and in his capacities as Principal Financial Officer and Principal Accounting Officer)