Form 10-Q
period 2024-09-30
ESCALADE INC
filed 2024-10-24
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2024
Common, no par value	13,877,302

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	September 30, 2024	December 31, 2023	September 30, 2023
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$426	$16	$919
Receivables, less allowance of $669; $652; and $367; respectively	53,480	49,985	63,378
Inventories	85,485	92,462	105,267
Prepaid expenses	5,117	4,280	4,303
Prepaid income tax	156	88	2,080
TOTAL CURRENT ASSETS	144,664	146,831	175,947

Property, plant and equipment, net	22,856	23,786	23,949
Assets held for sale	-	2,653	2,823
Operating lease right-of-use assets	7,640	8,378	8,645
Intangible assets, net	26,409	28,640	29,260
Goodwill	42,326	42,326	42,326
Other assets	1,035	391	423
TOTAL ASSETS	$244,930	$253,005	$283,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,143	$7,143	$7,143
Trade accounts payable	19,965	9,797	24,050
Accrued liabilities	13,769	15,283	11,991
Current operating lease liabilities	1,083	1,041	1,037
TOTAL CURRENT LIABILITIES	41,960	33,264	44,221

Other Liabilities:
Long‑term debt	22,353	43,753	64,896
Deferred income tax liability	3,125	3,125	4,516
Operating lease liabilities	7,125	7,897	8,163
Other liabilities	297	387	407
TOTAL LIABILITIES	74,860	88,426	122,203

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,877,302; 13,736,800; and 13,736,800; shares respectively	5,909	4,480	3,935
Retained earnings	164,161	160,099	157,235
TOTAL STOCKHOLDERS' EQUITY	170,070	164,579	161,170
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$244,930	$253,005	$283,373

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
All Amounts in Thousands Except Per Share Data	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net sales	$67,738	$73,358	$187,568	$198,060

Costs and Expenses
Cost of products sold	50,947	55,222	141,312	152,225
Selling, administrative and general expenses	11,675	11,071	32,439	31,123
Amortization	1,047	620	2,231	1,860
Gain on sale of assets held for sale	(3,905)	-	(3,905)	-

Operating Income	7,974	6,445	15,491	12,852

Other Income (Expense)
Interest expense	(530)	(1,325)	(1,995)	(4,280)
Other income	7	5	13	30

Income Before Income Taxes	7,451	5,125	13,509	8,602

Provision for Income Taxes	1,784	850	3,223	1,637

Net Income	$5,667	$4,275	$10,286	$6,965

Earnings Per Share Data:
Basic earnings per share	$0.41	$0.31	$0.74	$0.51
Diluted earnings per share	$0.40	$0.31	$0.73	$0.50

Dividends declared	$0.15	$0.15	$0.45	$0.45

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at June 30, 2023	13,737	$3,389	$155,020	$158,409

Net income			4,275	4,275
Expense of restricted stock units		546	-	546
Dividends declared			(2,060)	(2,060)

Balances at September 30, 2023	13,737	$3,935	$157,235	$161,170

Balances at December 31, 2022	13,594	$2,025	$156,450	$158,475

Net income			6,965	6,965
Expense of restricted stock units		1,463	-	1,463
Settlement of restricted stock units	108	-	-	-
Dividends declared			(6,180)	(6,180)
Issuance of common stock for service	35	447	-	447

Balances at September 30, 2023	13,737	$3,935	$157,235	$161,170

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at June 30, 2024	13,877	$5,406	$160,576	$165,982

Net income			5,667	5,667
Expense of restricted stock units		503	-	503
Dividends declared			(2,082)	(2,082)

Balances at September 30, 2024	13,877	$5,909	$164,161	$170,070

Balances at December 31, 2023	13,737	$4,480	$160,099	$164,579

Net income			10,286	10,286
Expense of restricted stock units		1,429		1,429
Settlement of restricted stock units	140	-		-
Dividends declared			(6,224)	(6,224)

Balances at September 30, 2024	13,877	$5,909	$164,161	$170,070

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
All Amounts in Thousands	September 30, 2024	September 30, 2023

Operating Activities:
Net income	$10,286	$6,965
Depreciation and amortization	4,691	4,221
Allowance for credit losses	574	171
Stock-based compensation	1,429	1,463
(Gain) loss on disposal of assets	(3,852)	4
Common stock issued in lieu of bonus to officers	-	395
Director stock compensation	-	52
Changes in assets and liabilities	10,631	14,435
Net cash provided by operating activities	23,759	27,706

Investing Activities:
Purchase of property and equipment	(1,482)	(1,568)
Proceeds from sale of property and equipment	5,757	5
Net cash provided by (used in) investing activities	4,275	(1,563)

Financing Activities:
Proceeds from issuance of long-term debt	86,651	76,062
Payments on long-term debt	(108,051)	(98,904)
Deferred financing fees	-	(169)
Cash dividends paid	(6,224)	(6,180)
Net cash used in financing activities	(27,624)	(29,191)
Net increase (decrease) in cash and cash equivalents	410	(3,048)
Cash and cash equivalents, beginning of period	16	3,967
Cash and cash equivalents, end of period	$426	$919

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

The impact of this revision on our consolidated balance sheet and consolidated statement of stockholders’ equity as of September 30, 2023 was as follows:

	As Previously Reported	Correction	As Corrected
In Thousands
Common Stock	$13,737	$(9,802)	$3,935
Retained Earnings	147,433	9,802	157,235
Total Stockholders’ Equity	$161,170	-	$161,170

Assets Held For Sale

We classify assets as held for sale when our management approves and commits to a formal plan of sale that is probable of being completed within one (1) year. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale.

During the three months ended September 30, 2024, the Company completed the sale of its Mexico facility for $6.6 million. The Company received cash proceeds of $5.9 million, with the remaining $0.7 million deposited in an escrow account. The Company recognized a gain of $3.9 million, included in operating income in the Consolidated Statement of Operations.

Note B ‑ Seasonal Aspects

The results of operations for the three and nine months ended September 30, 2024 and September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

Note C ‑ Inventories

In thousands	September 30, 2024	December 31, 2023	September 30, 2023

Raw materials	$3,663	$4,050	$5,048
Work in progress	2,948	2,308	2,874
Finished goods	78,874	86,104	97,345
	$85,485	$92,462	$105,267

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

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at September 30, 2024, December 31, 2023 and September 30, 2023. The Company believes the carrying value of borrowings under our senior secured revolving credit facility, due to variable rate interest, adequately reflects the fair value of these instruments.

The Company discloses the fair value of its term loan using Level 2 inputs, which are estimated using treasury rates for a similar instrument, as follows:

	September 30, 2024		December 31, 2023		September 30, 2023
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Term Loan Facility	$27,381	$25,275	$32,738	$29,439	$34,524	$30,335

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the nine months ended September 30, 2024, the Company awarded 12,900 restricted stock units to directors and 130,800 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. The 2024 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee continues to serve as an employee, director or consultant of the Company on the vesting date.

For the three and nine months ended September 30, 2024, the Company recognized stock based compensation expense of $503 thousand and $1,429 thousand, respectively, compared to stock based compensation expense of $546 thousand and $1,463 thousand for the same periods in the prior year. At September 30, 2024 and September 30, 2023, respectively, there was $1,838 thousand and $1,979 thousand in unrecognized stock-based compensation expense related to non-vested stock awards. The unrecognized compensation expense of unvested restricted stock awards not yet recognized as of September 30, 2024 is expected to be recognized over the weighted average period of 1.4 years.

Note F ‑ Segment Information

	For the Three Months Ended September 30, 2024
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$67,738	$-	$67,738
Operating income (loss)	8,756	(782)	7,974
Net income (loss)	5,970	(303)	5,667

	As of and for the Nine Months Ended September 30, 2024
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$187,568	$-	$187,568
Operating income (loss)	17,962	(2,471)	15,491
Net income (loss)	11,588	(1,302)	10,286
Total assets	$241,347	$3,583	$244,930

	For the Three Months Ended September 30, 2023
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$73,358	$-	$73,358
Operating income (loss)	6,958	(513)	6,445
Net income	4,089	186	4,275

	As of and for the Nine Months Ended September 30, 2023
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$198,060	$-	$198,060
Operating income (loss)	14,485	(1,633)	12,852
Net income (loss)	7,422	(457)	6,965
Total assets	$279,805	$3,568	$283,373

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

On October 14, 2024 the Company paid a quarterly dividend of $0.15 per common share to all shareholders of record on October 7, 2024. The total amount of the dividend was approximately $2.1 million and was charged against retained earnings.

Note H ‑ Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
In thousands	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Weighted average common shares outstanding	13,877	13,737	13,845	13,706
Dilutive effect of restricted stock units	156	150	162	140
Weighted average common shares outstanding, assuming dilution	14,033	13,887	14,007	13,846

Note I – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2024, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that are of significance, or potential significance to the Company.

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

Warranties – Limited warranties are provided on certain products for varying periods. We record an accrued liability and reduction in sales for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and sales in the current year. The accrued liability amount attributable to warranties was $604 thousand as of September 30, 2024. There were no changes to the accrual due to a change in estimate during the current period.

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

Contract Balances – Amounts relating to returns and customer allowances create contract liabilities, which were $5,985 thousand, $5,325 thousand and $5,866 thousand as of September 30, 2024, December 31, 2023, and December 31, 2022.

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

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Gross Sales by Channel:
Mass Merchants	$32,725	$35,931	$72,877	$72,101
Specialty Dealers	17,238	19,669	59,511	65,134
E-commerce	22,122	21,785	65,927	69,512
International	3,355	2,961	9,879	9,189
Other	881	892	2,683	3,206
Total Gross Sales	76,321	81,238	210,877	219,142

Less: Gross-to-Net Sales Adjustments
Returns	2,650	2,493	6,451	6,039
Warranties	336	358	1,191	988
Customer Allowances	5,597	5,029	15,667	14,055
Total Gross-to-Net Sales Adjustments	8,583	7,880	23,309	21,082
Total Net Sales	$67,738	$73,358	$187,568	$198,060

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 8 years. As of September 30, 2024, the Company has not entered into any lease arrangements classified as a finance lease.

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

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Lease Expense
Operating Lease Cost	$374	$388	$1,125	$1,137
Short-term Lease Cost	249	388	988	1,611
Variable Lease Cost	110	117	418	415
Total Operating Lease Cost	$733	$893	$2,531	$3,163

Operating Lease – Operating Cash Flows	$267	$266	$782	$759
New ROU Assets – Operating Leases	$-	$242	$52	$325

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Nine Months Ended
All Amounts in Thousands	September 30, 2024	September 30, 2023

Weighted Average Remaining Lease Term – Operating Leases (in years)	7.47	8.29
Weighted Average Discount Rate – Operating Leases	5.18%	5.21%

Future minimum lease payments under non-cancellable leases as of September 30, 2024 were as follows:

All Amounts in Thousands

Remainder of Year 1	$374
Year 2	1,460
Year 3	1,416
Year 4	1,327
Year 5	1,077
Thereafter	4,257
Total future minimum lease payments	9,911
Less imputed interest	(1,703)
Total	$8,208

Reported as of September 30, 2024
Current operating lease liabilities	1,083
Long-term operating lease liabilities	7,125
Total	$8,208

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

On October 11, 2024, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to the Restated Credit Agreement. The Fifth Amendment eliminated the fixed charge coverage ratio covenant and related provisions. The fixed charge ratio covenant was replaced by a new minimum interest coverage ratio covenant of 3.50 to 1:00 effective September 30, 2024. Under the terms of the Fifth Amendment, the Company and the Lender also agreed to decrease the maximum availability under the senior revolving credit facility from $75.0 million to $60.0 million, but added an accordion feature that could increase the facility in an amount not to exceed $85.0 million. The Fifth Amendment further revised the restricted payments covenant to provide that if at any time the Company’s Funded Debt to EBITDA Ratio would exceed 1.75 to 1.0, then the aggregate combined total of cash dividends and Company share repurchases may not exceed $12.0 million in any trailing twelve month period.

The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of September 30, 2024.

As of September 30, 2024, the outstanding principal amount of the term loan was $27.4 million and total amount drawn under the Revolving Facility was $2.1 million.

Note N – Provision for Taxes

The effective tax rate for the three months ending September 30, 2024 was 23.9% compared to 16.6% for the same three month period last year. The effective tax rate for the nine months ending September 30, 2024 was 23.9% compared to 19.0% for the same period last year. The increase in the effective tax rate for 2024 is primarily due to the recognition of gain on the sale of stock in Harvard Sports, Inc., a wholly owned subsidiary of Escalade, Inc., which was completed during the three months ended September 30, 2024. Another factor causing an increase in rate from the prior year is the dissolution of the Company’s captive insurance company. In prior years, the premiums paid to the captive were included in book income, but were non-taxable, resulting in a decrease in tax rate. With the dissolution of the captive in 2023, Escalade no longer has this non-taxable income to reduce its income tax rate.

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

As the most significant impacts of the COVID-19 pandemic appear to have waned, consumer demand for the Company’s products has slowed but remains above pre-COVID-19 demand. General economic conditions, inflation, recessionary fears, rising interest rates, changes in the housing market and declining consumer confidence also may impact the Company adversely. Management cannot predict the full impact of these factors on the Company. Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the period ended September 30, 2024 are not necessarily indicative of the results to be expected for fiscal year 2024.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.2%	75.3%	75.3%	76.9%
Gross margin	24.8%	24.7%	24.7%	23.1%
Selling, administrative and general expenses	17.2%	15.1%	17.3%	15.7%
Amortization	1.6%	0.8%	1.2%	0.9%
Gain on sale of assets held for sale	(5.8%)	-	(2.1%)	-
Operating income	11.8%	8.8%	8.3%	6.5%

Revenue and Gross Margin

Total net sales declined 7.7% on a year-over-year basis in the third quarter, due to soft consumer demand and inventory destocking in most categories, partly offset by growth in the archery, safety, and basketball categories. During the third quarter, sales declined across most of our sales channels, partly offset by growth in our international and e-commerce. Our e-commerce channel experienced growth driven by our owned e-commerce sales.

For the nine months ended September 30, 2024, total net sales declined 5.3% compared to the same period in 2023 again due to soft consumer demand and channel destocking, partly offset by growth in the Company’s table tennis, basketball, and archery categories.

Gross margin increased to 24.8% for the third quarter of 2024 compared to 24.7% for the same period in 2023 primarily driven by improved fixed cost absorption, partly offset by increased cost of goods sold of $1.8 million due to non-recurring expenses associated with strategic cost rationalization initiatives, including the closure and sale of its Mexico operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $11.7 million for the third quarter of 2024 compared to $11.1 million for the same period in the prior year, an increase of $0.6 million or 5.5%. SG&A as a percent of sales is 17.2% for the third quarter of 2024 compared with 15.1% for the same period in the prior year.

For the nine months ended September 30, 2024, SG&A were $32.4 million compared to $31.1 million for the same period in the prior year, an increase of $1.3 million, or 4.2%. SG&A as a percent of sales is 17.3% for the nine months ended September 30, 2024 compared with 15.7% for the same period in the prior year.

Provision for Income Taxes

The effective tax rate for the nine months ended September 30, 2024 was 23.9% compared to 19.0% for the same period last year.

Financial Condition and Liquidity

Total debt as of September 30, 2024 was $29.5 million, a decrease of $21.4 million from December 31, 2023. The following schedule summarizes the Company’s total debt:

In thousands	September 30, 2024	December 31, 2023	September 30, 2023

Current portion of long-term debt	$7,143	$7,143	$7,143
Long term debt	22,353	43,753	64,896
Total Debt	$29,496	$50,896	$72,039

As a percentage of stockholders’ equity, total debt was 17.3%, 30.9% and 44.7% at September 30, 2024, December 31, 2023, and September 30, 2023 respectively.

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

On October 11, 2024, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to the Restated Credit Agreement. The Fifth Amendment eliminated the fixed charge coverage ratio covenant and related provisions. The fixed charge ratio covenant was replaced by a new minimum interest coverage ratio covenant of 3.50 to 1:00 effective September 30, 2024. Under the terms of the Fifth Amendment, the Company and the Lender also agreed to decrease the maximum availability under the senior revolving credit facility from $75.0 million to $60.0 million, but added an accordion feature that could increase the facility in an amount not to exceed $85.0 million. The Fifth Amendment further revised the restricted payments covenant to provide that if at any time the Company’s Funded Debt to EBITDA Ratio would exceed 1.75 to 1.0, then the aggregate combined total of cash dividends and Company share repurchases may not exceed $12.0 million in any trailing twelve month period.

The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of September 30, 2024.

As of September 30, 2024, the outstanding principal amount of the term loan was $27.4 million and total amount drawn under the Revolving Facility was $2.1 million.

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

The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024. The Company did not design and maintain effective disclosure controls and procedures because of the following material weaknesses in internal control over financial reporting:

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

In response to the material weaknesses discussed above, we plan to continue efforts already underway to remediate internal control over financial reporting, including the following:

●	We engaged with a third-party resource to support our internal control testing and remediation efforts.

●	We have hired an Internal Auditor, a senior level position.

●

We conducted a risk assessment over our internal control environment, and we prioritized individual control deficiencies for remediation, including those which aggregated to the above material weaknesses.

●	We are in the process of documenting and executing remediation action items, including expansion of mitigating controls where appropriate.

●	We are implementing tools to enhance and centralize general information technology components.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2024.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 6/30/2024 under the current repurchase program.	2,153,132	$13.38	2,153,132	$4,153,252
Third quarter purchases:
7/1/2024-7/31/2024	None	None	No Change	No Change
8/1/2024-8/31/2024	None	None	No Change	No Change
9/1/2024-9/30/2024	None	None	No Change	No Change
Total share purchases under the current program	2,153,132	$13.38	2,153,132	$4,153,252

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. In February 2005, February 2006, August 2007 and February 2008 the Board of Directors increased the remaining balance on this plan to its original level of $3,000,000. In September 2019, the Board of Directors increased the stock repurchase program from $3,000,000 to $5,000,000. In December 2020, the Board of Directors increased the stock repurchase program to $15,000,000. From its inception date through September 30, 2024, the Company has repurchased 2,153,132 shares of its common stock under this repurchase program for an aggregate price of $28,812,686. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

Number	Description
3.1	Articles of Incorporation of Escalade, Incorporated. Incorporated by reference from Exhibit 3.1 to the Company’s 2007 First Quarter Report on Form 10-Q filed on April 13, 2007.

3.2	Amended By-laws of Escalade, Incorporated, as amended August 10, 2022. Incorporated by reference from Exhibit 3.2 to the Company’s 2022 Third Quarter Report on Form 10-Q filed on October 27, 2022.

10.1

Fifth Amendment dated October 11, 2024 to the Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on October 15, 2024.

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

ESCALADE, INCORPORATED

Date: October 24, 2024	/s/ Stephen R. Wawrin Vice President and Chief Financial Officer (On behalf of the registrant and in his capacities as Principal Financial Officer and Principal Accounting Officer)