Form 10-K
period 2024-12-31
ESCALADE INC
filed 2025-03-10
CIK 33488

United States

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Yes ☐ No ☒

Aggregate market value of common stock held by nonaffiliates of the registrant as of June 30, 2024 based on the closing sale price as reported on the NASDAQ Global Market: $138,090,613.

The number of shares of Registrant's common stock (no par value) outstanding as of February 19, 2025: 13,671,940.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 6, 2025 are incorporated by reference into Part III of this Report, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year covered by this Form 10-K.

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

Product Category	Brand Names
Archery	Bear Archery®, Trophy Ridge®, Cajun Bowfishing®, Karnage®, SIK®, BearX™
Table Tennis	STIGA®, Ping-Pong®
Basketball Goals	Goalrilla™, Goalsetter®, Goaliath®, Silverback®, Hoopstar®
Pickleball	Onix®, DURA®
Play Systems	Woodplay®, Jack & June®
Fitness	The STEP®, Lifeline®, Kettleworx®, Natural Fitness®, PER4M®, USW®, adidas® Fitness
Safety	US WEIGHT®
Game Tables (Hockey and Soccer)	Triumph™, Atomic®, American Legend®, HJ Scott®, Air-Hockey®
Water Sports	RAVE ®
Billiard Tables and Accessories	American Heritage Billiards®, Brunswick Billiards®, Cue&Case®, Lucasi®, Mizerak®, PureX®, Rage®, Players®, Minnesota Fats®, Mosconi™
Darting	Unicorn®, Arachnid®, Accudart®, DMI®
Outdoor Games	Victory Tailgate®, Triumph™ , Zume Games®, ACL®

During 2024 and 2023, the Company had one customer that accounted for approximately 19% and 20%, respectively, of the Company’s revenues. During 2024 and 2023 the Company had another customer which accounted for approximately 13% and 11%, respectively, of the Company’s revenues.

As of December 31, 2024, the Company had approximately 25% of its total accounts receivable with one customer. As of December 31, 2023, the Company had approximately 29% of its total accounts receivable with one customer.

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

Licenses, Trademarks and Brand Names

The Company owns several registered trademarks and brand names including but not limited to Goalrilla™, Goalsetter®, Bear Archery®, Brunswick Billiards®, Onix®, Ping-Pong®, The Step®, Lifeline® and Woodplay®. See “BUSINESS-General” for additional trademarks and brand names. The Company has an agreement and contract with STIGA Sports AB for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA® for North America.

Backlog and Seasonality

Sales are based primarily on standard purchase orders and in most cases, orders are shipped within the same month received. Unshipped orders at the end of the fiscal year (backlog) were not material and therefore are not an indicator of future results. Due to diversity in product categories, revenues have not been seasonal and are not expected to be so in the future.

Employees

The number of employees at December 31, 2024 and December 31, 2023 were as follows:

	2024	2023
Sporting Goods
USA	427	438
Mexico	-	10
Asia	30	31
Total	457	479

Of Escalade’s 457 employees at December 31, 2024, 450 were full time employees and 7 were part time employees.

Sources of Supplies

Raw materials for Escalade's various product lines consist of, but are not limited to, wood, steel, aluminum, plastics, fiberglass and packaging materials. Escalade relies upon suppliers in various countries and upon various third party Asian manufacturers for many of its products. The Company believes these sources will continue to provide adequate supplies as needed and that all other materials needed for the Company’s various operations are available in adequate quantities from a variety of domestic and foreign sources. From time to time, Escalade may experience disruptions in its supply chain due to circumstances beyond its control, such as the outbreak of the coronavirus or other public health crises and limited availability of shipping containers and other third party logistics backlog, which disruptions could adversely impact Escalade in the future. To alleviate these concerns, Escalade continues its efforts to develop other potential sources of products and raw materials. In recent years, Escalade has increased its sourcing of some products and raw materials from Brazil, Vietnam and Indonesia.

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

The market for sporting goods is highly fragmented and intensely competitive. A majority of the Company’s products are in markets that are experiencing low growth rates. Escalade competes with a variety of regional, national and international manufacturers for customers, employees, products, services and other important aspects of the business. The Company has historically sold a large percentage of its sporting goods products to mass merchandisers and has increasingly attempted to expand sales to specialty retailer and dealer markets and to on-line retailers. In addition to competition for sales into those distribution channels, vendors also must compete in sporting goods with large format sporting goods stores, traditional sporting goods stores and chains, warehouse clubs, discount stores, department stores and on-line retailers. Some of the current and potential competitors are larger than Escalade and have substantially greater financial resources that may be devoted to sourcing, promoting and selling their products, and may discount prices more heavily than the Company can afford.

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

Excess inventory levels have previously and may in the future adversely impact the Company’s operating results.

Although the Company endeavors to accurately predict changes in customer demand and consumer spending patterns with respect to the Company’s products, demand for products can change significantly between the time inventory is ordered and the date of sale. The Company has in the past, and may in the future, experienced excess inventory levels which adversely impacted its operating results. During 2023 and 2024, the Company successfully reduced inventory to more normalized levels across most of its categories.

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

The Company is currently transitioning to a new Chief Executive Officer and will soon commence the process of onboarding a new Chief Executive Officer, which may result in some disruption to the Company.

In August, 2024, the Company announced that Mr. Walter P. Glazer, Jr. intended to retire as the Company’s Chief Executive Officer and President effective upon the commencement of employment by his successor.  On February 6, 2025, the Company announced that it has hired Mr. Armin Boehm as the Company’s new Chief Executive Officer and President effective as of April 1, 2025. This transition in executive management may result in some changes and/or disruptions to the Company’s ordinary course of operations. Additionally, the process of onboarding a new Chief Executive Officer requires substantial effort and time of the Company’s Board of Directors and of other Company executives, which may divert attention from other matters.

The Company derives a substantial portion of its revenue from a few significant customers and loss of any of these customers could materially affect our results of operations and financial condition.

The Company has two major customers, each of which accounted for more than ten percent of consolidated gross sales in the Company’s 2024 fiscal year. The Company also has several other large customers, none of which represent more than ten percent of consolidated gross sales, and historically has derived substantial revenues from these customers. Our customers continue to experience industry consolidation, which increases our risk that we may be unable to find sufficient alternative customers. The Company needs to continue to expand its customer base, including sales of new product offerings to existing customers, in order to minimize the effects of the loss of any single customer in the future. If sales to one or more of the large customers would be lost or materially reduced, there can be no assurance that the Company will be able to replace such revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Many of the Company’s products are manufactured outside the United States. Those products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products could occur due to work stoppages, port strikes, lack of availability of transportation, global instability, attacks on shipping vessels and similar high seas disruptions and other factors beyond the Company’s control. If the Company experiences any significant disruption in its supply chain or sharply rising costs for any reason, the Company may be unable to satisfy customer demand for our products resulting in lost sales. Such delays and increased costs could impair our ability to timely and efficiently deliver our products, and could adversely impact our operating results.

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

Breaches of data or technology security could damage the Company’s reputation, cause the Company to incur additional expense, expose the Company to litigation, and adversely affect the Company’s business, financial condition and profitability.

A breach of our data or technology security could result in an unauthorized transfer or release of Company proprietary, employee, customer and other Company related information, or the loss of valuable business data or technology, that could cause a disruption in our business. Hackers are increasingly sophisticated and operate large scale and complex cybersecurity attacks. In the event of such an attack, we may expend significant capital and other resources to protect against, respond to, and/or alleviate problems caused by a breach. Such an event could also result in unwanted negative media attention, damage to the Company’s reputation, damage to our customers, and result in lost sales and lawsuits. The Company also must comply with increasingly complex regulatory cybersecurity and privacy standards, which may result in significant expense due to increased investment in technology and the development of new operational processes which could negatively impact the Company’s profitability. The Company maintains cyber liability insurance; however, such insurance may not be sufficient to cover the financial, legal, business or reputational losses that could result from a breach of the Company’s systems.

Unauthorized disclosure of sensitive or confidential customer information could harm the Company’s business and its standing with its customers.

Through sales and marketing activities, the Company collects and stores certain information that customers provide to purchase products or services or otherwise communicate and interact with the Company. Despite instituted safeguards for the protection of such information, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack. If successful, hackers or other malicious parties could misappropriate confidential customer or business information. In addition, an employee, a contractor or other third party with whom the Company does business may attempt to circumvent the Company’s security measures in order to obtain such information or inadvertently cause a breach involving such information. Loss of customer or business information could disrupt operations, damage the Company’s reputation, and expose the Company to claims from customers, financial institutions, payment card associations and other persons, any of which could have an adverse effect on the Company’s business, results of operations and financial condition.

Cybersecurity breaches or other data security incidents could result in unauthorized access, theft, modification, or destruction of Company assets, including bank accounts, intellectual property, and confidential information, which may adversely affect the Company’s business and results of operations.

The Company has experienced an increase in cybersecurity threats and attempts to breach the Company’s security networks. The techniques used to conduct cyber-attacks, including phishing, hacking, and malicious software, are increasingly sophisticated and the sources and targets of these attacks change frequently. Cyber-attacks may not be recognized until after attacks have been launched successfully or have been in place for a period of time. The Company has been, is currently, and likely will continue to be, the target of cyber and other security threats. To the Company’s knowledge, the Company has not experienced a significant cybersecurity breach that had a material impact on the Company’s business or operating results, although there can be no assurance that the Company’s efforts to maintain the security of the Company’s information technology networks and related systems will be effective or that attempted security breaches will not be damaging in the future. Despite the Company’s efforts to prevent a cyber-attack, a successful cyber-attack could persist for an extended period of time before being detected, and, following detection, it could take considerable time for the Company to obtain full and reliable information about the cybersecurity incident and the extent, amount and type of information compromised. During the course of an investigation, the Company may not necessarily know the full effects of the incident or how to remediate it, and actions and decisions that are taken or made in an effort to mitigate risk may further increase the costs and other negative consequences of the incident.

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

From time-to-time the Company is involved in lawsuits or other claims arising in the ordinary course of business, including those related to product liability, consumer protection, employment, intellectual property, tort, privacy and data protection, and other matters. The Company may incur losses relating to claims filed against it, including costs associated with defending against such claims, and there is risk that any such claims or liabilities will exceed its insurance coverage, or affect the Company’s ability to retain adequate liability insurance in the future. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any such assertions could adversely affect the Company’s reputation. Due to the inherent uncertainties of litigation and other claims, we cannot accurately predict the ultimate outcome of any such matters.

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

Our quarterly cash dividend is currently $0.15 per common share. The dividend program requires the use of a portion of our cash flow. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors (Board) may, at its discretion, increase or decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price. Furthermore, although the Board has authorized a share repurchase program, we are not obligated to make any purchases under the program, and the Board may discontinue the program at any time.

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

Our import operations are subject to complex custom laws, regulations, tax requirements, and trade regulations, such as tariffs set by governments through mutual agreements or bilateral actions. U.S. tariffs on goods imported into the U.S., particularly goods from China, result in increased costs of goods purchased by the Company, which in turn may result in lower profitability if we are unable to offset such increases through higher prices, and/or that we may suffer a decline in sales if our customers do not accept price increases.

Tariffs imposed and/or publicly contemplated by the U.S. government in the first quarter of 2025, particularly as to China, Mexico and Canada, create significant uncertainty with respect to future tax and trade regulations and the potential competitive effects of such actions. The countries in which our products are manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. It is unclear what the U.S. administration or foreign governments specifically will or will not do with respect to tariffs, tax policies, or other international trade agreements, regulations and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products or any resulting negative sentiments towards the United States could materially adversely affect the Company’s business, financial condition, operating results and cash flows.

The Company faces risks associated with our operations in China.

The Company has key suppliers in China and numerous products sold by the Company are manufactured in China. The Company also has a wholly-owned Chinese subsidiary that facilitates the Company’s sourcing operations in China. As a result, the Company’s business is subject to risks associated with doing business in China including, but not limited to, political and social conditions, conflicts between Chin and the U.S., existing and future laws, regulations and policies, state ownership of and/or control or influence over certain companies and industries, protection of intellectual property rights and uncertainties associated with enforcing contractual obligations and laws. In addition, there are U.S. laws, rules and regulations that impose restrictions or requirements that could affect the Company, such as the Uyghur Forced Labor Prevention Act (“UFLPA”) enacted by Congress in 2021 that imposes a presumptive ban on the import of goods to the U.S. that are made, wholly or in part, in the Xinjiang Uyghur Autonomous Region (“XUAR”) of China. Although the Company believes it is in compliance with the UFLPA and all other U.S. and Chinese laws impacting its operations in China, these risks generally associated with doing business in China could adversely affect our business, financial condition and results of operations.

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

LEGAL, TAX, ACCOUNTING AND REGULATORY RISKS

The Company identified material weaknesses in its internal control over financial reporting as of December 31, 2023. Failure to remediate the material weakness remaining as of December 31, 2024, could result in material misstatements in the Company’s financial statements and could materially and adversely affect the Company’s ability to provide timely and accurate financial information about the Company, which could harm the Company’s reputation and share price.

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

Management and the Company’s Audit Committee are committed to achieving and maintaining a strong internal control environment. The Company believes it has successfully remediated all but one of the previously identified material weaknesses. The Company is continuing its remediation efforts as to the remaining material weakness and believes that such actions will be successful, although there can be no assurances in this regard. In addition, in the future, the Company may be unable to identify and remediate additional control deficiencies, including material weaknesses. If not successfully remediated, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in, or restatements of, the Company’s financial statements, could cause the Company to fail to meet its reporting obligations and/or could cause investors to lose confidence in the Company’s reported financial information, which could adversely affect the trading price of the Company’s common stock and harm the Company’s reputation. In addition, such failures could result in violations of applicable securities laws, an inability to meet NASDAQ listing requirements, a default in covenants under the Company’s credit facilities, and/or exposure to lawsuits, investigations or other legal proceedings.

The Company is subject to risks associated with laws and regulations related to health, safety, climate change and environmental, social and governance matters.

Products, and the production and distribution of products, are subject to a variety of laws and regulations relating to health, safety, climate change and environmental, social and governance matters. Laws and regulations relating to health, safety, climate change and environmental, social and governance matters have been passed in several jurisdictions in which the Company operates in the United States and abroad. Although the Company does not anticipate any material adverse effects based on the nature of operations and the thrust of such laws, there is no assurance such existing laws or future laws will not have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, views about these issues are diverse, dynamic and rapidly changing. The Company could face potential negative publicity relating to its handling of such matters, as well as potential repercussions arising from the identity of those customers and suppliers with whom the Company does business and the public’s view of such third parties.

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

Our business is tied to general economic and industry conditions as demand for sporting goods depends largely on the strength of the U.S. economy, and to a lesser extent, by the economies of Asia, Mexico, Canada and Europe. We cannot predict economic downturns or how robust the economy may be nor whether such downturns or growth will be sustained. If economic recovery is slow to occur, or if the economy experiences a prolonged period of decelerating or negative growth, the Company’s results of operations may be negatively impacted. In general, the Company’s sales depend on discretionary spending by consumers. Business and financial performance may be adversely affected by current and future economic conditions, including unemployment levels, energy costs, interest rates, recession, inflation, the impact of natural disasters and terrorist activities, public health crisis, consumer confidence, the availability and cost of credit, bankruptcies or financial difficulties of our customers and suppliers, and other matters that influence business and consumer spending. These factors have had and could continue to have a substantial impact on our business.

Fluctuation in economic conditions could prevent the Company from accurately forecasting demand for its products which could adversely affect its operating results or market share.

Fluctuation in economic conditions and market instability in the United States and globally makes it difficult for the Company, customers and suppliers to accurately forecast future product demand trends, which could cause the Company to produce and/or purchase excess products that can increase inventory carrying costs and/or result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in products, that could result in an inability to satisfy demand for products and a loss of market share.

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

The COVID-19 pandemic created significant public health concerns and economic disruption, which materially impacted the Company, our customers, suppliers and sales channels. We cannot predict whether future pandemics or other public health crises will emerge. Nor can we predict the impact of such occurrences nor whether and to what degree any disruptions might be caused thereby. In such events, many indeterminable factors may arise, including the duration and severity of the occurrence, the amount of time it may take for more normalized economic activity to resume, future government actions that may be taken, the effects on the Company’s customers and suppliers, including their ability to pay for our products, the effects on operations of the Company’s logistics providers, and the impact on the ability of the Company’s employees to work and travel. Governmental actions may cause the Company to modify its business operations or otherwise adversely impact the Company. There can be no assurance that the Company will be able to respond quickly enough or appropriately to circumstances that may change rapidly and/or that are outside of our control. The short-term and long-term impacts of such occurrences on the Company’s business is unknown and ultimately could result in material adverse effects on the Company’s business, financial performance and results of operations.

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

Our management team, led by our CFO, is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity risks and incidents through updates by our Director of IT. Our CFO and Director of IT are responsible for assessing and managing risks that may arise from cybersecurity threats. Our CFO has over 10 years of experience managing IT operations including strategy, infrastructure and execution. Our Director of IT has over 20 years of experience in information technology including roles managing operations, compliance, development, applications, information security, support and execution.

ITEM 2—PROPERTIES

At December 31, 2024, the Company owned or operated from the following locations:

Location	Square Footage	Owned or Leased	Use

Evansville, Indiana, USA	771,000	Owned	Distribution; sales and marketing; engineering; administration
Gainesville, Florida, USA	154,200	Owned	Manufacturing and distribution
Bristol, WI, USA	118,350	Owned	Distribution; sales and marketing; engineering
Olney, Illinois, USA	138,500	Owned	Distribution; sales and marketing; engineering; manufacturing
Eagan, MN, USA	41,600	Leased	Distribution; sales and marketing; engineering
Shanghai, China	6,674	Leased	Sales and sourcing

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

ITEM 3—LEGAL PROCEEDINGS

The Company is involved in litigation arising in the normal course of its business, but the Company does not believe the disposition or ultimate resolution of such claims or lawsuits will have a material adverse effect on the business or financial condition of the Company. Based on information currently available, available insurance coverage and established reserves, the Company believes that the eventual outcome of existing litigation against the Company will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to the Company’s results of operations for any particular period, depending, in part, upon the size of the loss or liability imposed and the operating results for the applicable period.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded under the symbol “ESCA” on the NASDAQ Global Market.

As of February 19, 2025, there were approximately 87 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 9/30/2024 under the current repurchase program.	2,153,132	$13.38	2,153,132	$4,153,252
Fourth quarter purchases:
10/1/2024 – 10/31/2024	None	None	No Change	No Change
11/1/2024 – 11/30/2024	48,216	$14.94	2,201,348	$3,432,728
12/1/2024 – 12/31/2024	96,367	$15.30	2,297,715	$1,958,823
Total share purchases under the current program	2,297,715	$13.50	2,297,715	$1,958,823

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. Since the program’s inception, the Board has replenished and increased the dollar amount of authorized stock repurchases on multiple occasions. Most recently, in December 2020, the Board of Directors increased the stock repurchase program to $15,000,000. From its inception date through December 31, 2024, the Company has repurchased 2,297,715 shares of its common stock under this repurchase program for an aggregate price of $31,007,115. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

ITEM 6—[RESERVED]

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section should be read in conjunction with Item 1: Business; Item 1A: Risk Factors; and Item 8: Financial Statements and Supplementary Data.

Forward-Looking Statements

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements, other than statements of historical fact, are forward-looking statements. These statements relate to our financial condition, results of operations, plans, objectives, future performance, capital actions or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties. These risks include, but are not limited to: Escalade’s ability to achieve its business objectives; Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products; the continuation and development of key customer, supplier, licensing and other business relationships; Escalade’s plans and expectations surrounding the transition to its new Chief Executive Officer and all potential related effects and consequences; Escalade’s ability to develop and implement our own direct to consumer e-commerce distribution channel; the impact of competitive products and pricing; product demand and market acceptance; new product development; Escalade’s ability to successfully negotiate the shifting retail environment and changes in consumer buying habits; the financial health of our customers; disruptions or delays in our business operations, including without limitation disruptions or delays in our supply chain, arising from political unrest, war, labor strikes, natural disasters, public health crises such as the coronavirus pandemic, and other events and circumstances beyond our control; the evaluation and implementation of remediation efforts designed and implemented to enhance the Company’s control environment; the potential identification of one or more additional material weaknesses in the Company’s internal control of which the Company is not currently aware or that have not yet been detected; Escalade’s ability to control costs, including managing inventory levels; Escalade’s ability to successfully implement actions to lessen the potential impacts of tariffs and other trade restrictions applicable to our products and raw materials, including impacts on the costs of producing our goods, importing products and materials into our markets for sale, and on the pricing of our products; our international operations, including any related to political uncertainty and geopolitical tensions; general economic conditions, including inflationary pressures; fluctuation in operating results; changes in foreign currency exchange rates; changes in the securities markets; continued listing of the Company’s common stock on the NASDAQ Global Market; the Company’s inclusion or exclusion from certain market indices; Escalade’s ability to obtain financing, to maintain compliance with the terms of such financing and to manage debt levels; the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology; the potential impact of actual or perceived defects in, or safety of, our products, including any impact of product recalls or legal or regulatory claims, proceedings or investigations involving our products; risks related to data security of privacy breaches; the potential impact of regulatory claims, proceedings or investigations involving our products; and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

Management seeks acquisitions that strengthen the Company’s leadership in various product categories or provide entry into attractive new product categories. The Company also sometimes divests or discontinues certain operations, assets, and products that do not perform to the Company's expectations or no longer fit with the Company's strategic objectives. Consistent with that philosophy, the Company completed the discontinuance of its Mexico operations and sale of its Mexican facilities in 2024.

Management believes that key indicators in measuring the success of these strategies are revenue growth, earnings growth, new product introductions, and the expansion of channels of distribution. The following table sets forth the annual percentage change in revenues and net income over the past two years:

	2024		2023

Net sales
Sporting Goods	(4.6%	)	(16.0%	)
Consolidated	(4.6%	)	(16.0%	)

Net income
Sporting Goods	72.6%		(45.6%	)
Consolidated	32.1%		(45.4%	)

General economic conditions, inflation, recessionary fears, rising interest rates, changes in the housing market and declining consumer confidence may impact the Company adversely. Management cannot predict the full impact of these factors on the Company. Due to the above circumstances and as described generally in this Form 10-K, the Company’s results of operations for the 2024 fiscal year are not necessarily indicative of the results to be expected for fiscal year 2025.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net sales:

	2024	2023
Net sales	100.0%	100.0%
Cost of products sold	75.3%	76.6%
Gross margin	24.7%	23.4%
Selling, administrative and general expenses	17.2%	15.7%
Amortization	1.1%	0.9%
Gain on sale of assets held	(1.6%)	-
Operating income	8.0%	6.8%

Revenue and Gross Margin

Net sales decreased 4.6% in 2024 compared to 2023. The Company recognized declines in sales across multiple categories due to softer consumer demand, partially offset by improved demand in the archery, table tennis, and fitness categories.

The overall gross margin increased to 24.7% in 2024 compared with 23.4% in 2023. Gross margins were favorably impacted by lower manufacturing and logistics costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $43.3 million in 2024 compared to $41.5 million in 2023, an increase of $1.8 million or 4.4%. The increase in SG&A was primarily related to increased professional service costs during 2024. SG&A as a percent of sales is 17.2% in 2024 compared with 15.7% in 2023.

Provision for Income Taxes

The effective tax rate for 2024 and 2023 was 26.9% and 21.3%, respectively. The 2024 effective tax rate is higher than the federal statutory rate primarily due to state income tax expense, nondeductible expenses, and the sale of Harvard Sports, partially offset by federal income tax credits. The 2023 effective tax rate was slightly higher than the federal statutory rate primarily due to the impact of state taxes partially offset by captive insurance premiums being tax exempt and federal income tax credits.

Sporting Goods

Net sales, operating income, and net income for the Sporting Goods segment for the two years ended December 31, 2024 were as follows:

In Thousands	2024	2023

Net sales	$251,510	$263,566
Operating income	23,088	17,496
Net income	15,128	8,767

Net sales decreased 4.6% in 2024 compared to 2023.

Gross margin in 2024 was 24.7% compared to 23.4% in 2023. Operating income, as a percentage of net sales, increased to 9.2% in 2024 compared to 6.6% in 2023.

Financial Condition and Liquidity

The current ratio, a basic measure of liquidity (current assets divided by current liabilities), for 2024 was 3.9, compared to 4.4 in 2023. Receivable levels decreased to $48.8 million in 2024 compared with $50.0 million in 2023 as a result of lower sales. Net inventory decreased $16.5 million to $76.0 million in 2024 from $92.5 million in 2023, due to continued efforts to right size our on hand inventory. Trade accounts payable and accrued liabilities increased $1.8 million to $26.9 million from $25.1 million in 2023.

The Company’s working capital requirements are primarily funded through cash flows from operations and revolving credit agreements with its bank. During 2024, the Company’s maximum borrowings under its primary revolving credit lines and overdraft facility totaled $58.7 million compared to $100.6 million in 2023. The overall effective interest rate in 2024 was 5.4% compared to the effective rate of 6.3% in 2023. Total debt at the end of the Company’s 2024 fiscal year was $25.6 million.

On January 21, 2022, the Company and its wholly owned subsidiary, Indian Industries, Inc. (“Indian”), entered into an Amended and Restated Credit Agreement (the “2022 Restated Credit Agreement”) with its issuing bank, JPMorgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the Restated Credit Agreement (collectively, the “Lenders”). Pursuant to the October 11, 2024 amendments to the 2022 Restated Credit Agreement, the Lenders have now made available to Escalade and Indian a senior revolving credit facility with maximum availability of $60.0 million (the “Revolving Facility”), which includes a $7.5 million swingline commitment by Chase, plus an accordion feature that would allow borrowings up to $85.0 million under the Revolving Facility subject to certain terms and conditions. The maturity date of the revolving credit facility is January 21, 2027. The Company may prepay the Revolving Facility, in whole or in part, and reborrow prior to the revolving loan maturity date. The 2022 Restated Credit Agreement further extended the maturity date for the Company’s existing $50.0 million term loan facility to January 21, 2027.

The October 11, 2024 amendments also eliminated the fixed charge coverage ratio covenant and related provisions. The fixed charge ratio covenant was replaced by a new minimum interest coverage ratio covenant of 3.50 to 1:00 effective September 30, 2024. The amendments further revised the restricted payments covenant to provide that if at any time the Company’s Funded Debt to EBITDA Ratio would exceed 1.75 to 1.0, then the aggregate combined total of cash dividends and Company share repurchases may not exceed $12.0 million in any trailing twelve month period.

The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of December 31, 2024.

As of December 31, 2024, the outstanding principal amount of the term loan was $25.6 million and total amount drawn under the Revolving Facility was zero.

Cash flows from operations and revolving credit agreements were used to pay shareholder dividends and to fund stock repurchases.

The Company believes cash generated from its projected 2025 operations and the commitment of borrowings from its primary lender will provide it with sufficient cash flows for its operations.

It is possible that if economic conditions deteriorate, this could have adverse effects on the Company’s ability to operate profitably during fiscal year 2025. To the extent that occurs, management will pursue cost reduction initiatives and consider realignment of its infrastructure in an effort to match the Company’s overhead and cost structure with the sales level dictated by current market conditions.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under the sub-heading “New Accounting Pronouncements”.

Contractual Obligations

The following schedule summarizes the Company’s material contractual obligations as of December 31, 2024:

Amounts in thousands	Total	2025	2026 – 2027	2028 – 2029	Thereafter

Debt(1)	$25,595	$7,143	$18,452	$-	$-
Future interest payments(1)	1,264	654	610	-	-
Operating leases	1,347	506	776	65	-
Minimum payments under purchase, royalty and license agreements	12,777	2,747	8,725	1,305	-
Total	$40,983	$11,050	$28,563	$1,370	$-

Note:

(1) Assumes that the Company will not increase borrowings under its long-term credit agreements, the fixed term loan rate of 2.97% was used to calculate future interest payments.

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

The Company has one reporting unit that is identical to our operating segment, Sporting Goods. Of the total recorded goodwill of $42.3 million at December 31, 2024, the entire amount was allocated to the Escalade Sports reporting unit. The results of the quantitative impairment assessment of the Escalade Sports reporting unit indicated that the fair value of the reporting unit was greater than the carrying value as of November 1, 2024.

Capital Expenditures

As of December 31, 2024, the Company had no material commitments for capital expenditures. In 2025, the Company estimates capital expenditures to be approximately $2.5 million.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A —CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Escalade maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below in Management’s Report on Internal Control over Financial Reporting. See also, “Risk Factors – Legal, Tax, Accounting and Regulatory Risks.”

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

The management of Escalade assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (published in 2013) and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal control. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the preparation of the Company’s financial statements for the year ended December 31, 2024, management identified a continued material weakness in the Company’s internal control over financial reporting as described below.

Segregation of Duties Conflicts Material Weakness

As previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023, among other material weaknesses, we identified a material weakness in our internal control over financial reporting related to controls over the period end close process involving segregation of duties conflicts.

During the year ended December 31, 2024, certain material estimates / calculations continued to be prepared or compiled by the CFO. Because of this individual being the CFO there is not an individual in a supervisory role reviewing these estimates and calculations. Accordingly, this represents a continued material weakness in our controls over the period end close process involving segregation of duties conflicts.

Although all other material weaknesses reported in the prior year have been remediated, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting remains not effective due to this continued issue. We have also concluded this material weakness did not result in any material misstatements in our financial statements or disclosures in any of the years ended December 31, 2024 or 2023.

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

Our independent auditor, Grant Thornton LLP (“Grant Thornton”), a registered public accounting firm, is appointed by the Audit Committee of our Board of Directors. As a result of the material weakness described above, Grant Thornton has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024, which appears in Item 8. Financial Statements and Supplementary Data of this 2024 Form 10-K.

Remediation Plan and Status

The Company’s management and the Company’s Audit Committee are committed to achieving and maintaining a strong internal control environment. The Company’s management, with the Audit Committee’s oversight, is actively engaged in the planning for, and implementation of, remediation efforts to address the above described material weakness.

In response to the material weakness discussed above, we plan to continue efforts already underway to remediate internal control over financial reporting, including the following:

●

We are in the process of redistributing the work previously performed by the CFO so that these material estimates and calculations will be performed by others within the accounting team and then reviewed and approved by the CFO.

●	We are in the process of documenting and executing remediation action items, including expansion of mitigating controls where appropriate.

Remediation of Previously Reported Material Weaknesses

As previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023, in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, we identified control deficiencies relating to:

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

Other than described above with respect to segregation of duties conflicts, we have completed execution of our remediation plans for these material weaknesses and, as of December 31, 2024, successfully remediated these material weaknesses by implementing the following:

●

Enhanced the design and documentation of our controls to evidence the existence of our controls, including our information technology general controls, risk assessment, information and communication, monitoring activities;

●	Performed a risk assessment over the IT systems used as part of financial reporting and business processes, including various layers of technology;
●	Implemented additional review and reconciliation controls to support the period end financial reporting process; and
●	Hired an internal audit resource to effectively implement additional review, monitoring, and risk assessment.

Management and our Audit Committee will continue to monitor these specific remedial measures and the effectiveness of our overall control environment. The identified material weakness in internal control over financial reporting will only be considered remediated when the relevant controls have operated effectively for a sufficient period of time for management to conclude that it has been remediated. We can provide no assurance as to when the remediation of this material weakness will be completed to provide for an effective control environment.

/s/ Walter P. Glazer, Jr., Chief Executive Officer          /s/ Stephen R. Wawrin, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Other than the completed and ongoing remediation efforts described above, management’s evaluation did not identify any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 6, 2025 under the captions “Certain Beneficial Owners,” “Election of Directors,” “Executive Officers of the Registrant,” “Board of Directors, Its Committees, Meetings and Functions,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

The Company’s Board of Directors has adopted the Escalade, Incorporated Code of Business Conduct and Ethics (“Code”) which may be found on the Company’s website at: www.escaladeinc.com/Code_of_Conduct.html. All employees, including executive officers, and directors of the Company, are subject to compliance with the Code. In addition, any future amendments to, or waivers from, a provision of Escalade’s Code of Business Conduct and Ethics that applies to Escalade’s directors or executive officers (including Escalade’s principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

ITEM 11— EXECUTIVE COMPENSATION

Information required under this item is contained in the registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 6, 2025 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee” and “Executive Compensation” and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appears under the caption “Report of the Compensation Committee” is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 6, 2025 under the captions “Certain Beneficial Owners” and “Election of Directors” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders (1)	-	-	658,273
Equity compensation plans not approved by security holders	-	-	-
Total	-		658,273

(1) The maximum number of shares that can be awarded under the Escalade, Incorporated 2017 Incentive Plan is 1,661,598. The plan was approved by stockholders at Escalade’s Annual Meetings of Stockholders in 2017.

(2) Does not include 307,322 shares subject to outstanding, unvested restricted stock unit awards.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on May 6, 2025 under the captions “Election of Directors” and “Board of Directors, Its Committees, Meetings and Functions” and is incorporated herein by reference. The information required by Item 404 of Regulation S-K is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 6, 2025 under the caption “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s independent registered accounting firm is Grant Thornton, LLP; St. Louis, MO; PCAOB ID: 248. The information required by this item is contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 6, 2025 under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

Part IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Documents filed as a part of this report:

(1)	Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated financial statements of Escalade, Incorporated and subsidiaries:

Consolidated balance sheets—December 31, 2024 and December 31, 2023

Consolidated statements of operations—fiscal years ended December 31, 2024 and December 31, 2023

Consolidated statements of stockholders’ equity—fiscal years ended December 31, 2024 and December 31, 2024

Consolidated statements of cash flows—fiscal years ended December 31, 2024 and December 31, 2023

Notes to consolidated financial statements

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(3)	Exhibits
3.1	Articles of Incorporation of Escalade, Incorporated. Incorporated by reference from Exhibit 3.1 to the Company’s 2007 First Quarter Report on Form 10-Q.
3.2	Amended By-Laws of Escalade, Incorporated. Incorporated by reference from Exhibit 3.2 to the Company’s 2022 Third Quarter Report on Form 10-Q filed on October 27, 2022.
4.1	Description of Escalade’s Registered Securities
10.1

Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material). Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on January 24, 2022.

10.2

Amended and Restated Pledge and Security Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (without exhibits and schedules, which Escalade has determined are not material). Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on January 24, 2022.

10.3

First Amendment dated July 18, 2022 to the Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on July 21, 2022.

10.4

Second Amendment dated October 26, 2022 to the Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on October 27, 2022.

10.5

Third Amendment dated May 8, 2023 to the Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on May 9, 2023.

10.6

Fifth Amendment dated October 11, 2024 to the Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on October 15, 2024.

(4)	Executive Compensation Plans and Arrangements
10.6	Escalade, Incorporated 2017 Incentive Plan. Incorporated by reference herein from Annex 1 to the Registrant’s 2017 Definitive Proxy Statement filed on March 28, 2017.
10.7

Form of Stock Option Award Agreement utilized in Stock Option grants to employees pursuant to the Escalade, Incorporated 2017 Incentive Plan. Incorporated by reference from Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended December 30, 2017 and filed on February 27, 2018.

10.8

Form of Stock Option Award Agreement utilized in Stock Option grants to Directors pursuant to the Escalade, Incorporated 2017 Incentive Plan. Incorporated by reference from Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 30, 2017 and filed on February 27, 2018.

10.9

Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants to employees pursuant to the Escalade Incorporated 2017 Incentive Plan. Incorporated by reference from Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 30, 2017 and filed on February 27, 2018.

10.10

Form of Restricted Stock Unit Agreement utilized in Restricted Stock Unit grants to Directors pursuant to the Escalade, Incorporated 2017 Incentive Plan. Incorporated by reference from Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 30, 2017 and filed on February 27, 2018.

19.1

Escalade, Incorporated Confidentiality of Insider Information and Securities Trades by Company Personnel. Incorporated by reference from Exhibit 19.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2023 and filed on March 29, 2024.

21	Subsidiaries of the Registrant
23.1	Consent of FORVIS, LLP
23.2	Consent of Grant Thornton, LLP
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer Section 1350 Certification
32.2	Chief Financial Officer Section 1350 Certification
97.1

Escalade, Incorporated Amended and Restated Policy for Recovery of Incentive Compensation. Incorporated by reference from Exhibit 97.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2023 and filed on March 29, 2024.

99.1

Fourth Amendment effective as of September 1, 2023 to the Amended and Restated Credit Agreement dated as of January 21, 2022 among Escalade, Incorporated, Indian Industries, Inc., each of their domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (which Amendment Escalade has determined did not contain any material new or amended terms). Incorporated by reference from Exhibit 99.1 to the Company’s 2023 Third Quarter Report on Form 10-Q filed on October 26, 2023.

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

Escalade, Incorporated and Subsidiaries

Index to Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants’ Reports are submitted herewith:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Escalade, Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Escalade, Incorporated (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes, collectively referred to as the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2025 expressed an adverse opinion.

We also have audited the adjustments to the 2023 information in Note 11 to retrospectively apply the change in accounting (resulting from the adoption of Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures), as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill impairment assessment for the Escalade Sports reporting unit

As described further in Note 1 and Note 5 to the consolidated financial statements, the goodwill balance as of December 31, 2024, was $42.3 million, of which all of that balance was allocated to the Escalade Sports reporting unit. The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company estimates the fair value of the Escalade Sports reporting unit by using a combination of the income and market approaches to perform the impairment assessment. We identified the determination of the Escalade Sports reporting unit’s fair value used in the goodwill impairment assessment as a critical audit matter.

The audit of the fair value and the related assumptions required a high degree of auditor judgment, including the need to involve our fair value specialists when testing the reasonableness of the models and methodologies used by management. Additionally, the fair value estimate contained highly judgmental and significant assumptions such as the revenue projections, assumed gross profit margins, and the assumed EBITDA margins.

Our audit procedures related to the goodwill impairment assessment for the Escalade Sports reporting unit included the following, among others.

●	We tested the effectiveness of internal controls over the goodwill impairment analysis, including those over the inputs and assumptions used in the projections.

●	We evaluated the reasonableness of management’s projections by comparing the projections to historical financial results, independent estimates, and industry reports.

●

We performed sensitivity analyses of certain significant assumptions to evaluate the changes in fair value that would result from changes in the growth rate and EBITDA margin assumptions with the assistance of our fair value specialists.

●

We evaluated the reasonableness of the valuation methodologies, certain assumptions used within the models, and tested the mathematical accuracy of the valuation models with the assistance of our fair value specialists.

GRANT THORNTON LLP

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2024.

St. Louis, Missouri

March 10, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Escalade, Incorporated

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Escalade, Incorporated (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

There were certain material estimates/calculations that were prepared or compiled by the CFO. Because of this individual being the CFO there is not an individual in a supervisory role reviewing these.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 10, 2025, which expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

GRANT THORNTON LLP

/s/ GRANT THORNTON LLP

St. Louis, Missouri

March 10, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Escalade, Incorporated

Opinion on the Consolidated Financial Statement

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting (as described in Notes 1 and 11) and the disclosure of “Net sales by geographic region/country” (as described in Note 11), the accompanying consolidated balance sheet of Escalade, Incorporated (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively apply the change in accounting (as described in Notes 1 and 11) and disclosure of “Net sales by geographic region/country” (as described in Note 11), present fairly, in all material respects, the consolidated financial position of Escalade, Incorporated as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting (as described in Notes 1 and 11) and disclosure of “Net sales by geographic region/country” (described in Note 11) and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Grant Thornton, LLP.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ FORVIS, LLP

We have served as Escalade, Incorporated’s auditor from 1977 to 2024.

Tysons, VA

March 29, 2024

Escalade, Incorporated and Subsidiaries

Consolidated Balance Sheets

All Amounts in Thousands Except Share Information	December 31, 2024	December 31, 2023

ASSETS
Current Assets:
Cash and cash equivalents	$4,194	$16
Receivables, less allowance for credit losses of $694 and $652; respectively	48,768	49,985
Inventories	76,025	92,462
Prepaid expenses	4,372	4,280
Prepaid income tax	465	88
TOTAL CURRENT ASSETS	133,824	146,831

Property, plant and equipment, net	22,221	23,786
Assets held for sale	-	2,653
Operating lease right-of-use assets	1,186	8,378
Intangible assets, net	25,838	28,640
Goodwill	42,326	42,326
Other assets	935	391
TOTAL ASSETS	$226,330	$253,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,143	$7,143
Trade accounts payable	11,858	9,797
Accrued liabilities	15,050	15,283
Current operating lease liabilities	444	1,041
TOTAL CURRENT LIABILITIES	34,495	33,264

Long-term debt	18,452	43,753
Deferred income tax liability, net	3,302	3,125
Operating lease liabilities	787	7,897
Other liabilities	297	387
TOTAL LIABILITIES	57,333	88,426

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock
Authorized: 1,000,000 shares, no par value, none issued	-	-
Common stock
Authorized: 30,000,000 shares, no par value
Issued and outstanding: 2024 —13,732,719 shares, 2023 —13,736,800 shares	4,218	4,480
Retained earnings	164,779	160,099
TOTAL STOCKHOLDERS’ EQUITY	168,997	164,579
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$226,330	$253,005

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Operations

	Years Ended
All Amounts in Thousands Except Per Share Data	December 31, 2024	December 31, 2023

Net Sales	$251,510	$263,566

Costs and Expenses
Cost of products sold	189,306	201,795
Selling, administrative and general expenses	43,303	41,480
Amortization	2,802	2,480
Gain on sale of assets held for sale	(3,905)	-

Operating Income	20,004	17,811

Other Income (Expense)
Interest expense	(2,302)	(5,349)
Other income (expense)	74	31

Income Before Income Taxes	17,776	12,493

Provision for Income Taxes	4,790	2,664

Net Income	$12,986	$9,829

Earnings Per Share Data:
Basic earnings per share	$0.94	$0.72
Diluted earnings per share	$0.93	$0.71

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at December 31, 2022	13,594	$2,025	$156,450	$158,475

Net income	-	-	9,829	9,829
Expense of restricted stock units	-	2,008	-	2,008
Settlement of restricted stock units	108	-	-	-
Dividends declared	-	-	(6,180)	(6,180)
Stock issued to directors as compensation	4	52	-	52
Issuance of common stock for service	31	395	-	395

Balances at December 31, 2023	13,737	$4,480	$160,099	$164,579

Net income	-	-	12,986	12,986
Expense of restricted stock units	-	1,932	-	1,932
Settlement of restricted stock units	140	-	-	-
Dividends declared	-	-	(8,306)	(8,306)
Purchase of stock	(144)	(2,194)	-	(2,194)

Balances at December 31, 2024	13,733	$4,218	$164,779	$168,997

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
All Amounts in Thousands	December 31, 2024	December 31, 2023
Operating Activities:
Net Income	$12,986	$9,829
Reconciling adjustments:
Depreciation and amortization	6,041	5,671
Allowance for credit losses	747	566
Stock option and restricted stock unit expense	1,932	2,008
Common stock issued in lieu of bonus to officers	-	395
Director stock compensation	-	52
Deferred income taxes	177	(1,391)
Gain on disposals of assets	(3,651)	(111)
Changes in
Accounts receivable	470	6,867
Inventories	16,437	29,409
Prepaids and other assets	(1,724)	752
Accounts payable and accrued expenses	2,634	(5,719)
Net cash provided by operating activities	36,049	48,328
Investing Activities:
Purchase of property and equipment	(2,038)	(2,085)
Proceeds from sale of property and equipment	5,967	140
Net cash provided by (used in) investing activities	3,929	(1,945)
Financing Activities:
Dividends paid	(8,306)	(6,180)
Proceeds from issuance of long-term debt	114,785	93,998
Payments on long-term debt	(140,085)	(137,983)
Deferred financing fees	-	(169)
Purchase of stock	(2,194)	-
Net cash used in financing activities	(35,800)	(50,334)
Increase (decrease) in Cash and Cash Equivalents	4,178	(3,951)
Cash and Cash Equivalents, beginning of year	16	3,967
Cash and Cash Equivalents, end of year	$4,194	$16
Supplemental Cash Flows Information
Interest paid	$2,231	$5,330
Income taxes paid, net	$4,989	$4,260

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

Cash and Cash Equivalents

Highly liquid financial instruments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Cash and cash equivalent balances may at times be in excess of federally insured limits. The Company maintains its cash and cash equivalent balances at high-credit quality financial institutions. Book overdrafts that result from outstanding checks in excess of our bank balance are reclassified to accrued liabilities. As of December 31, 2024, the Company reclassed $0.1 million of book overdrafts to accrued liabilities. As of December 31, 2023, the Company reclassed $3.4 million of book overdrafts to accrued liabilities.

Accounts Receivable

Revenue from the sale of the Company’s products is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our goods at a point in time based on shipping terms and transfer of title. Accounts receivables are stated at the amount billed to customers, net of the allowance for credit losses and accrued discounts. Interest and late charges billed to customers are not material and, because collection is uncertain, are not recognized until collected and are therefore not included in accounts receivable. The Company provides an allowance for credit losses which is described in Note 2 – Certain Significant Estimates.

Inventories

We value inventories at the lower of cost (first-in, first-out) or net realizable value. We regularly review inventories for excess quantities and obsolescence based upon historical experience, specific identification of discontinued items, future demand, and market conditions. Work in process and finished goods inventory are determined to be saleable based on a demand forecast within a specific time horizon, generally one year or less.

Inventories at fiscal year-ends were as follows:

In Thousands	2024	2023

Raw materials	$2,721	$4,050
Work in process	2,370	2,308
Finished goods	70,934	86,104
	$76,025	$92,462

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

In Thousands	2024	2023

Land	$1,306	$1,306
Buildings and leasehold improvements	28,954	28,207
Machinery and equipment	27,616	29,194
Total cost	57,876	58,707
Accumulated depreciation and amortization	(35,655)	(34,921)
	$22,221	$23,786

Depreciation expenses relating to property, plant and equipment for the years ended December 31, 2024 and 2023 were $3.2 million and $3.2 million, respectively.

The Company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. No asset impairment was recognized during the years ended 2024 or 2023.

We classify assets as held for sale when our management approves and commits to a formal plan of sale that is probable of being completed within one (1) year. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale.

During 2024, the Company completed the sale of its Mexico facility for $6.6 million. The Company received cash proceeds of $5.9 million, with the remaining $0.7 million deposited in an escrow account. The Company recognized a gain of $3.9 million, included in operating income in the Consolidated Statement of Operations.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over fair value of net tangible and identifiable intangible assets of acquired businesses. Intangible assets consist of patents, consulting agreements, non-compete agreements, customer lists, developed technology, license agreements, and trade names. Goodwill is deemed to have an indefinite life and is not amortized. Other intangible assets are amortized using the straight-line method over the following lives: license agreements, 17 years; developed technology, 5 years; trade names, 20 years to indefinite life; consulting agreements, the life of the agreement; customer lists, 3 to 15 years; non-compete agreements, the lesser of the term or 5 years; and patents, the lesser of the remaining life or 5 to 15 years.

The Company reviews goodwill and other indefinite lived intangibles for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in FASB ASC 350, Intangibles – Goodwill and Other. If we determine that the carrying value of the indefinite lived intangible is greater than the fair value, we record a permanent impairment charge for the amount by which the carrying value exceeds its fair value. We measure the fair value of our reporting unit based on a guideline company method and discounted cash flow method using a discount rate determined by Management to be commensurate with the risk inherent in our reporting unit's current business model. The fair market value was determined by weighting the two methods equally. Management performed a quantitative impairment analysis as of November 1, 2024 for goodwill, which included a detailed calculation of the fair value of our reporting unit. A Step 0 analysis was performed for 2023. Additionally, a Step 0 analysis was performed during 2024 and 2023 for our indefinite lived trade names. The results of these impairment analyses indicated that the fair values of the trade names and reporting unit are not less than their carrying values. Our estimates of discounted cash flows, selected multiples and market value of invested capital to derive the fair value were measured in accordance with ASC 350, Intangibles – Goodwill and Other. Inputs to determine the fair value are considered to be level 3 inputs. We are using estimates of discounted cash flows that may change, and if they change negatively it could result in the need to write down those assets to fair value.

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

Foreign Currency

The functional currency for the foreign operations of Escalade is the U.S. dollar. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Operations and were insignificant in fiscal years 2024 and 2023.

Cost of Products Sold

Cost of products sold is comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs incurred during 2024 and 2023 were approximately $3.2 million and $3.1 million, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expenses include personnel-related costs, including stock-based compensation, selling, advertising, and other general operating expenses. Advertising costs are expensed in the period incurred. Total advertising expenses incurred during 2024 and 2023 were approximately $7.2 million and $6.9 million, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are regularly reviewed for realizability, and a valuation allowance is established when the Company believes it is more likely than not the tax benefit of such assets will not be realized, taking into consideration historical operating results, expectations of future earnings, tax planning strategies, and the expected timing of the reversals of existing temporary differences.

The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more likely than not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes through the provision for income taxes. The Company recognizes interest and penalties relating to uncertain tax provisions as a component of interest expense and selling, general and administrative costs, respectively in the Company’s financial statements.

New Accounting Pronouncements and Changes in Accounting Principles

Standards Adopted:

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The Company adopted ASU 2023-07 during the year ended December 31, 2024. As a result, we have enhanced our segment disclosures to include the disclosure of our CODM. The adoption of this ASU affects only our disclosures, with no impact to our financial condition and results of operation.

New Accounting Standards to be Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This amendment requires entities to provide additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. The amendment requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The amendment is effective for annual periods beginning after December 15, 2024, and should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

In November 2024, the FASB issued ASU 2024.03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This amendment requires additional disclosures of certain costs and expenses within the notes to the financial statements. The updated standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact that the updated standard will have on our financial statement disclosures.

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

Listed below are certain significant estimates and assumptions related to the preparation of the consolidated financial statements:

Product Warranty

The Company provides limited warranties on certain of its products, for varying periods. Generally, the warranty periods range from 30 days to one year. However, some products carry extended warranties of three-year, five-year, seven-year, ten-year, fifteen-year, and lifetime warranties. The Company records an accrued liability and reduction in sales for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liabilities and sales in the current year.

Changes in product warranty were as follows:

In Thousands	2024	2023

Beginning balance	$590	$1,013
Additions	1,690	528
Deductions	(1,631)	(951)
Ending balance	$649	$590

Allowance for Credit Losses

The Company provides an allowance for credit losses based upon a review of outstanding receivables, historical collection experience and financial condition of the customer. Accounts receivables are ordinarily due between 30 and 60 days after the issuance of the invoice. Changes in allowance for credit losses were as follows:

In Thousands	2024	2023

Beginning balance	$652	$492
Additions	747	566
Deductions	(705)	(406)
Ending balance	$694	$652

Note 3 —    Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands	2024	2023

Employee compensation	$4,635	$2,653
Customer co-op and volume allowances	1,543	1,671
Customer return accruals and other allowances	5,165	3,654
Other accrued items	3,707	7,305
	$15,050	$15,283

Note 4 —    Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 4 years. As of December 31, 2024, the Company has not entered into any lease arrangements classified as a finance lease.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities and operating lease liabilities on our consolidated balance sheet. The Company has elected an accounting policy to not recognize short-term leases (total expected use of one year or less) on the balance sheet. The Company also elected the package of practical expedients which applies to leases that commenced before the adoption date. By electing the package of practical expedients, the Company did not need to reassess the following: whether any existing contracts are or contain leases, the lease classification for any existing leases and initial direct costs for any existing leases.

ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease and are factored into the ROU asset/liability when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

On December 31, 2024, the Company terminated its long-term lease for its facility in Orlando, FL. The initial expiration date of the lease was January 2033. The removal of the related ROU asset and lease liability created a non-cash gain of $522 thousand. As part of the termination agreement, the Company received a payment of $500 thousand from the lessor. This coupled with the removal of the ROU asset and lease liability, offset by related expenses to settle the lease, resulted in a net gain on lease termination of $685 thousand, recorded as a reduction to cost of products sold in the consolidated statement of operations. The $500 thousand payment received is netted against operating lease operating cash flows below.

Components of lease expense and other information are as follows:

All Amounts in Thousands	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023

Lease Expense
Operating Lease Cost	$1,341	$1,522
Short-term Lease Cost	1,228	1,998
Variable Lease Cost	529	464
Gain on Lease Termination	(685)	-
Total Operating Lease Cost	$2,413	$3,984

Operating Lease – Operating Cash Flows	$991	$1,020
New ROU Assets/Liabilities – Operating Leases (non-cash)	$52	$325

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Period Ended December 31, 2024	Period Ended December 31, 2023
Weighted Average Remaining Lease Term – Operating Leases (in years)	2.84	8.09
Weighted Average Discount Rate – Operating Leases	6.23%	5.20%

Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows:

All Amounts in Thousands
2025	$506
2026	442
2027	334
2028	65
2029	-
Thereafter	-
Total future minimum lease payments	1,347
Less imputed interest	(116)
Total	$1,231

Note 5 —    Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets are summarized in the following table:

	2024		2023
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	24,715	24,533	24,715	24,410
Non-compete agreements	2,749	2,749	2,749	2,749
Customer list	22,017	13,122	22,017	11,466
Trade names	18,636	1,875	18,636	1,339
Developed technology	475	475	475	475
License agreements	700	700	700	213
	69,292	43,454	69,292	40,652

Amortization expense was $2.8 million and $2.5 million for 2024 and 2023, respectively. At December 31, 2024, the net carrying amount of trade names includes $7.8 million related to indefinite-lived intangible assets which are not amortized but are evaluated for impairment at least annually.

Estimated future amortization expense is summarized in the following table:

All Amounts in Thousands

2025	$2,265
2026	2,218
2027	2,132
2028	1,482
2029	1,374
Thereafter	8,583
Subtotal	18,054
Indefinite-lived intangible asset balance	7,784
Total	$25,838

Consistent with our operating segment conclusion, we have concluded one reporting unit exists and all goodwill and indefinite lived intangibles are allocated to that reporting unit. There were no changes to the carrying amount of goodwill in 2024 or 2023.

Note 6 —    Borrowings

On January 21, 2022, the Company and its wholly owned subsidiary, Indian Industries, Inc. (“Indian”), entered into an Amended and Restated Credit Agreement (“2022 Restated Credit Agreement”) with its issuing bank, JP Morgan Chase Bank, N.A. (“Chase”), and the other lenders identified in the 2022 Restated Credit Agreement (collectively, the “Lenders”). Under the terms of the 2022 Restated Credit Agreement, Old National Bank was added as a Lender. The Lenders made available to the Company a senior revolving credit facility with increased maximum availability of $65.0 million (the “Revolving Facility”), up from $50.0 million, plus an accordion feature that would allow borrowings up to $90.0 million under the Revolving Facility subject to certain terms and conditions. The maturity date of the revolving credit facility was extended to January 21, 2027. The Company may prepay the Revolving Facility, in whole or in part, and reborrow prior to the revolving loan maturity date. The Restated Credit Agreement further extended the maturity date for the term loan facility to January 21, 2027.

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

On May 8, 2023, the Company entered into the Third Amendment (the “Third Amendment”) to the Restated Credit Agreement. The Third Amendment adjusted the funded debt to EBITDA ratio financial covenant to 4:25 to 1:00 as of the end of the Company’s second fiscal quarter of 2023, 3:00 to 1:00 as of the end of the Company’s third fiscal quarter of 2023, and 2:75 to 1:00 as of the end of the Company’s fourth fiscal quarter of 2023 and thereafter. The Third Amendment adjusted the fixed charge coverage ratio covenant to 1:10 to 1:00 commencing as of the Company’s fourth fiscal quarter of 2023 and 1:25 to 1:00 as of the end of the Company’s first fiscal quarter of 2024 and thereafter. For the Company’s second and third fiscal quarters in 2023, the Third Amendment suspended the fixed charge coverage ratio covenant and added a minimum EBITDA covenant of $22.5 million as of the end of each such fiscal quarter. Under the terms of the Third Amendment, the Company and the Lender also agreed to decrease the maximum availability under the senior revolving credit facility from $90.0 million to $75.0 million, upon the consummation of the sale of the Company’s Mexican subsidiary and the dissolution of Escalade Insurance, Inc. The proceeds from such sale and dissolution, respectively, were used to partially prepay the amounts outstanding under the revolving credit facility. As reflected in the Fourth Amendment to the Restated Credit Agreement effective September 1, 2023, the maximum availability of the senior revolving credit facility was reduced to $85.0 million following the dissolution of Escalade Insurance, Inc.

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

The Applicable Rate is determined as of the end of each quarter based upon the Company’s annual or quarterly consolidated financial statements and is effective during the period commencing the date of delivery to the agent. The Company’s indebtedness under the 2022 Restated Credit Agreement continues to be collateralized by liens on all of the present and future equity of each of the Company’s and Indian’s domestic subsidiaries and substantially all of the assets of the Company (excluding real estate). Each direct and indirect domestic subsidiary of the Company and Indian has secured its guaranty of indebtedness incurred under the revolving facility with a first priority security interest and lien on all of such subsidiary’s assets. The obligations, guarantees, liens and other interests granted by the Company, Indian, and their domestic subsidiaries continues in full force and effect. The Company was in compliance with the debt covenants set forth in the 2022 Restated Credit Agreement as of December 31, 2024.

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:

In Thousands	2024	2023

Senior secured revolving credit facility of $60.0 million with a maturity of January 21, 2027. The interest rate at December 31, 2024 was 7.25% and 8.54% at December 31, 2023.	$-	$18,158

Term loan of $50.0 million with a maturity date of January 21, 2027. The interest rate at December 31, 2024 and December 31, 2023, was 2.97%.	25,595	32,738

	25,595	50,896
Current portion of long-term debt	(7,143)	(7,143)
	$18,452	$43,753

The Company makes monthly principal payments under the Term loan of $595 thousand. As of December 31, 2024, the Company had $52.3 million of availability on its senior secured revolving credit facility.

Note 7 —    Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

In Thousands	2024	2023

Weighted average common shares outstanding	13,844	13,714
Dilutive effect of stock options and restricted stock units	197	190
Weighted average common shares outstanding, assuming dilution	14,041	13,904

Number of anti-dilutive stock options and unvested restricted stock units	-	-

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 8 —    Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for all employees. The Company’s contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company’s expenses for the plan were $1.0 million and $1.1 million for 2024 and 2023, respectively.

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

Restricted Stock Awards

In 2024, the Company awarded 12,900 restricted stock units to directors and 130,800 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. All of the 2024 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee is still employed by the Company on the vesting date. The Company has elected to account for forfeitures when they actually occur.

A summary of restricted stock awards activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested stock units as of December 31, 2022	252,029	$14.33
Granted	166,763	12.68
Vested	(107,031)	13.97
Forfeited	(6,635)	13.31
Non-vested stock units as of December 31, 2023	305,126	$13.58
Granted	143,700	12.86
Vested	(140,502)	13.91
Forfeited	(1,002)	12.98
Non-vested stock units as of December 31, 2024	307,322	$13.09

The closing market price of the Company’s stock on the grant date is used to value restricted stock units. In 2024 and 2023 the Company recognized $1.9 million and $2.0 million, respectively, in compensation expense related to restricted stock units and as of December 31, 2024 and December 31, 2023, there was $1.3 million and $1.4 million, respectively, of unrecognized compensation expense related to restricted stock units. The unrecognized compensation expense of unvested restricted stock awards not yet recognized as of December 31, 2024 are expected to be recognized over the weighted average period of 1.35 years.

Note 10 —    Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

In Thousands	2024	2023

Income before taxes:	$17,776	$12,493
Provision (benefit) for taxes:
Current
Federal	$3,985	$3,472
State	627	583
	4,612	4,055
Deferred
Federal	188	(1,230)
State	(10)	(161)
	178	(1,391)
	$4,790	$2,664

The provision for income taxes was computed based on income before taxes. A reconciliation of the provision for income taxes to the amount computed using the statutory rate follows:

In Thousands	2024	2023

Income tax at statutory rate	$3,733	$2,623
Increase (decrease) in income tax resulting from
State tax expense, net of federal effect	487	333
Federal true-ups	121	(53)
Federal tax credits	(158)	(405)
Sale of Harvard Sports	582	-
Captive insurance earnings	-	(112)
Incentive stock options	(8)	33
Other	33	245
Recorded provision for income taxes	$4,790	$2,664

The provision for income taxes was computed based on income before taxes. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company is subject to future examinations by federal, state and other tax authorities for all years after 2020.

The Company has state, net of federal benefit, research tax credit carryforwards of $322 thousand as of December 31, 2024. The state research tax credit carryforwards begin to expire in 2026. A valuation allowance has been established in the amount of $322 thousand as of December 31, 2024 related to the state tax credit carryforwards, leaving an ending deferred, net of federal benefit, in the amount of zero. The increase in the valuation allowance relates to the decrease in the projected tax liability which would be offset by the credit carryforward. The valuation allowance is based on the historical results and estimated future results of the Company, as it is the judgment of management not all of these tax carryforward attributes will be realized before they begin to expire.

At December 31, 2024, the Company had domestic federal income taxes receivable of $254 thousand, domestic state income taxes receivable of $211 thousand, and transition tax payable of $297 thousand recorded. At December 31, 2023, the Company had domestic federal income taxes receivable of $150 thousand, domestic state income taxes payable of $62 thousand, and transition tax payable of $387 thousand recorded.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are as follows:

In Thousands	2024	2023
Assets
Valuation reserves	$1,350	$1,088
Stock based compensation	217	295
Federal and state credits	322	840
Lease obligation	288	2,090
Other	4	28
Capitalized research costs	2,714	2,104
Total assets	4,895	6,445

Liabilities
Property and equipment	(864)	(1,206)
Goodwill and intangible assets	(6,139)	(5,732)
Lease – right of use asset	(277)	(1,959)
Prepaid insurance	(595)	(354)
Total liabilities	(7,875)	(9,251)

Valuation Allowance
Beginning balance	(319)	(351)
(Increase) Decrease during period	(3)	32
Ending balance	(322)	(319)
	$(3,302)	$(3,125)

The following table reconciles the total amounts of unrecognized tax benefits:

In Thousands	2024	2023

Balance at beginning of year	$-	$20
Closure of tax years	-	(20)
Balance at end of year	$-	$-

The total amount of unrecognized tax benefits, net of federal income tax benefits, were zero at December 31, 2024 and December 31, 2023.

The Company had no accrued interest and penalties related to taxes, recognized as a liability, as of December 31, 2024.

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

Note 11 —    Operating Segment and Geographic Information

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its president and chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net sales and consolidated net income to assess financial performance and allocate resources.

Reconciliation to net income:

In Thousands	2024	2023

Net Sales
Sporting Goods	$251,510	$263,566
Total Net Sales	$251,510	$263,566

Sporting Goods Segment Operating Expenses:
Cost of products sold	$189,306	$201,795
Other operating expenses	39,116	44,275
Sporting Goods segment expenses	228,422	246,070
Sporting Goods Segment Operating Income	23,088	17,496

Unallocated corporate (expense) income	(3,084)	315
Total Operating Income	$20,004	$17,811

Consolidated Other Income (Expense):
Interest expense	(2,302)	(5,349)
Other income	74	31
Total Income Before Income Taxes	$17,776	$12,493
Sporting Goods Segment Provision for Income Taxes	5,732	3,411
Unallocated benefit for taxes	(942)	(747)
Total Net Income	$12,986	$9,829

Identifiable Assets
Sporting Goods	$217,941	$246,875
Corporate	8,389	6,130
Total Identifiable Assets	$226,330	$253,005

Depreciation and Amortization
Sporting Goods	$6,041	$5,671
Unallocated corporate	--	--
Total Depreciation and Amortization	$6,041	$5,671

Capital Expenditures
Sporting Goods	$2,038	$2,085
Corporate	--	--
Total Capital Expenditures	$2,038	$2,085

There were no changes to the composition of segments in 2024. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

All Other consists of general and administrative expenses not specifically related to the operating business segment.

The Company had net assets of $5.3 million located in Mexico as of December 31, 2023. There were no assets in Mexico as of December 31, 2024.

During 2024 and 2023, the Company had one customer that accounted for approximately 19% and 20%, respectively, of the Company’s revenues. During 2024 and 2023, the Company had another customer which accounted for approximately 13% and 11%, respectively, of the Company’s revenues.

As of December 31, 2024 and December 31, 2023, the Company had approximately 25% and 29%, respectively, of its total accounts receivable with one customer.

As of December 31, 2024, approximately 28 employees of the Company's labor force were covered by a collective bargaining agreement that expired on January 31, 2025. The impact is expected to be immaterial to operations.

Net sales are attributed to country based on location of customer. Net sales by geographic region/country were as follows:

In Thousands	2024	2023

United States	$239,472	$252,536
Canada	5,579	4,924
Australia	1,669	1,462
Other	4,790	4,644
	$251,510	$263,566

Note 12 —    Commitments and Contingencies

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company. The Company has entered into various agreements whereby it is required to make minimum purchase commitments, royalty and license payments. The Company entered into a non-cancelable minimum purchase agreement during 2024 with a term of three years. The minimum purchases made during the current year related to this agreement were approximately $467 thousand. At December 31, 2024, the Company had future estimated minimum non-cancelable purchase commitments, royalty and license payments as follows:

In Thousands	Amount

2025	$2,747
2026	3,103
2027	5,622
2028	641
2029	664
Thereafter	-
$12,777

Note 13 —    Fair Values of Financial Instruments

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

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other current liabilities approximated their carrying values at December 31, 2024 and December 31, 2023. The Company believes the carrying value of borrowings under our senior secured revolving credit facility, due to variable rate interest, adequately reflects the fair value of these instruments. We measure certain items at fair value on a nonrecurring basis, primarily goodwill, and long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.

The Company discloses the fair value of its term loan using Level 2 inputs, which are estimated using treasury rates for a similar instrument, as follows:

	December 31, 2024		December 31, 2023
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value

Term Loan Facility	$25,595	$23,528	$32,738	$29,439

Note 14 —    Revenue from Contracts with Customers

Revenue Recognition – Revenue is recognized when a contract exists with a customer that specifies the goods to be provided at an agreed upon sales price and when the performance obligations under the terms of the contract are satisfied; generally this occurs with the transfer of control of our goods at a point in time based on shipping terms and transfer of control. Sales are made on normal and customary short-term credit terms or upon delivery of point-of-sale transactions. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue.

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

Customer Allowances – Customer allowances are common practice in the industry in which the Company operates. These agreements are typically in the form of advertising subsidies, volume rebates and catalog allowances and are accounted for as a reduction to gross sales. The Company reviews such allowances on an ongoing basis and adjusts, if necessary, as additional information becomes available.

Contract Balances – Amounts relating to returns and customer allowances create contract liabilities. Contract balances from contracts with customers are as follows:

In Thousands	2024	2023

Customer co-op and volume allowances	$1,543	$1,671
Other customer allowances	1,898	1,457
Customer returns and defectives accrual	3,267	2,197

January 1, 2023 balances for customer co-op and volume allowances, other customer allowances, and customer returns and defectives accrual were $1.6 million, $2.1 million, and $2.2 million, respectively. There are no revenues recognized in 2024 on performance obligations entered into in 2023. As of December 31, 2024, there were no unperformed performance obligations.

Contract assets consist of accounts receivables and the January 1, 2023 balance was $57.4 million, net of allowance for credit losses.

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

	Years Ended
In Thousands	December 31, 2024	December 31, 2023

Gross Sales by Channel:
Mass Merchants	$91,720	$88,991
Specialty Dealers	81,076	85,713
E-commerce	94,675	101,964
International	13,114	12,011
Other	3,371	3,975
Total Gross Sales	283,956	292,654

Less: Gross-to-Net Sales Adjustments
Returns	8,665	8,426
Warranties	1,690	528
Customer Allowances	22,091	20,134
Total Gross-to-Net Sales Adjustments	32,446	29,088
Total Net Sales	251,510	263,566

Note 15 —    Subsequent Events

On February 6, 2025, the Board of Directors (the “Board”) of Escalade, Incorporated announced that Armin Boehm has agreed to become the Company’s new Chief Executive Officer and President. Mr. Boehm is expected to commence his employment with Escalade on or about April 1, 2025. Mr. Boehm has no family relationship with any other executive officer or director of Escalade. Mr. Boehm has not been involved in any related party transaction with Escalade.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED By: /s/ Walter P. Glazer, Jr.	March 10, 2025
Walter P. Glazer, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Walter P. Glazer, Jr. Walter P. Glazer, Jr.	Chairman and Director and President and Chief Executive Officer	March 10, 2025

/s/ Katherine F. Franklin	Director	March 10, 2025
Katherine F. Franklin

/s/ Edward E. Williams	Director	March 10, 2025
Edward E. Williams

/s/ Richard Baalmann, Jr.	Director	March 10, 2025
Richard Baalmann, Jr.

/s/ Patrick Griffin Patrick Griffin	Director	March 10, 2025

/s/ Stephen R. Wawrin Stephen R. Wawrin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2025