Form 10-Q
period 2025-03-31
ESCALADE INC
filed 2025-05-05
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2025
Common, no par value	13,786,852

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	March 31, 2025	December 31, 2024	March 31, 2024
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,214	$4,194	$283
Receivables, less allowance of $617; $694; and $882; respectively	48,905	48,768	52,274
Inventories	77,001	76,025	95,991
Prepaid expenses	2,988	4,372	2,949
Prepaid income tax	–	465	–
TOTAL CURRENT ASSETS	131,108	133,824	151,497

Property, plant and equipment, net	22,090	22,221	23,420
Assets held for sale	–	–	2,480
Operating lease right-of-use assets	1,071	1,186	8,118
Intangible assets, net	25,270	25,838	28,047
Goodwill	42,326	42,326	42,326
Other assets	209	935	459
TOTAL ASSETS	$222,074	$226,330	$256,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,143	$7,143	$7,143
Trade accounts payable	14,304	11,858	15,981
Accrued liabilities	10,148	15,050	9,484
Income tax payable	335	–	441
Current operating lease liabilities	426	444	1,055
TOTAL CURRENT LIABILITIES	32,356	34,495	34,104

Other Liabilities:
Long‑term debt	16,667	18,452	46,383
Deferred income tax liability	3,302	3,302	3,125
Operating lease liabilities	687	787	7,628
Other liabilities	297	297	387
TOTAL LIABILITIES	53,309	57,333	91,627

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued	–	–	–
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,756,393; 13,732,719; and 13,861,552; shares respectively	3,428	4,218	4,909
Retained earnings	165,337	164,779	159,811
TOTAL STOCKHOLDERS' EQUITY	168,765	168,997	164,720
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$222,074	$226,330	$256,347

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Per Share Data	March 31, 2025	March 31, 2024

Net sales	$55,479	$57,304

Costs and Expenses
Cost of products sold	40,689	42,950
Selling, administrative and general expenses	10,571	10,701
Amortization	567	593

Operating Income	3,652	3,060

Other Income (Expense)
Interest expense	(244)	(735)
Other income	31	3

Income Before Income Taxes	3,439	2,328

Provision for Income Taxes	820	553

Net Income	$2,619	$1,775

Earnings Per Share Data:
Basic earnings per share	$0.19	$0.13
Diluted earnings per share	$0.19	$0.13

Dividends declared	$0.15	$0.15

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at December 31, 2023	13,737	$4,480	$160,099	$164,579

Net income	–	–	1,775	1,775
Expense of restricted stock units	–	429	–	429
Settlement of restricted stock units	125	–	–	–
Dividends declared	–	–	(2,063)	(2,063)

Balances at March 31, 2024	13,862	$4,909	$159,811	$164,720

Balances at December 31, 2024	13,733	$4,218	$164,779	$168,997

Net income	–	–	2,619	2,619
Expense of restricted stock units	–	467	–	467
Settlement of restricted stock units	107	–	–	–
Dividends declared	–	–	(2,061)	(2,061)
Purchase of stock	(92)	(1,381)	–	(1,381)
Issuance of common stock for service	8	124	–	124

Balances at March 31, 2025	13,756	$3,428	$165,337	$168,765

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands	March 31, 2025	March 31, 2024

Operating Activities:
Net income	$2,619	$1,775
Depreciation and amortization	1,239	1,373
Allowance for credit losses	162	222
Stock-based compensation	467	429
Loss on disposal of assets	3	67
Common stock issued in lieu of bonus to officers	124	–
Changes in assets and liabilities	(823)	(3,859)
Net cash provided by operating activities	3,791	7

Investing Activities:
Purchase of property and equipment	(543)	(357)
Proceeds from sale of property and equipment	–	50
Net cash used in investing activities	(543)	(307)

Financing Activities:
Proceeds from issuance of long-term debt	4,806	36,798
Payments on long-term debt	(6,592)	(34,168)
Cash dividends paid	(2,061)	(2,063)
Purchase of stock	(1,381)	–
Net cash (used in) provided by financing activities	(5,228)	567
Net (decrease) increase in cash and cash equivalents	(1,980)	267
Cash and cash equivalents, beginning of period	4,194	16
Cash and cash equivalents, end of period	$2,214	$283

Supplemental Cash Flows Information
Interest paid	$217	$680
Income taxes paid, net	$20	$24

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for its annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 31, 2024 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2024 filed with the Securities and Exchange Commission.

Note B ‑ Seasonal Aspects

The results of operations for the three months ended March 31, 2025 and March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

Note C ‑ Inventories

In thousands	March 31, 2025	December 31, 2024	March 31, 2024

Raw materials	$2,743	$2,721	$3,665
Work in progress	2,441	2,370	2,595
Finished goods	71,817	70,934	89,731
	$77,001	$76,025	$95,991

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

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at March 31, 2025, December 31, 2024 and March 31, 2024. The Company believes the carrying value of borrowings under our senior secured revolving credit facility, due to variable rate interest, adequately reflects the fair value of these instruments.

The Company discloses the fair value of its term loan using Level 2 inputs, which are estimated using treasury rates for a similar instrument, as follows:

	March 31, 2025		December 31, 2024		March 31, 2024
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Term Loan Facility	$23,810	$22,197	$25,595	$23,528	$30,952	$27,844

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

For the three months ended March 31, 2025 and March 31, 2024, the Company recognized stock based compensation expense of $467 thousand and $429 thousand, respectively. At March 31, 2025 and March 31, 2024, there was $2.0 million and $1.0 million, respectively, in unrecognized stock-based compensation expense related to non-vested stock awards. The unrecognized compensation expense of unvested restricted stock awards not yet recognized as of March 31, 2025 is expected to be recognized over the weighted average period of 1.7 years.

On March 11, 2025, the Company awarded 72,351 restricted stock units to employees. The 2025 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee continues to serve as an employee, director or consultant of the Company on the vesting date.

Note F ‑ Segment Information

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its president and chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net sales and consolidated net income to assess financial performance and allocate resources.

	As of and for the Three Months Ended March 31, 2025
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$55,479	$–	$55,479
Cost of product sold	40,689	–	40,689
Other operating expenses	10,314	824	11,138
Operating income (loss)	4,476	(824)	3,652
Interest expense	(244)	–	(244)
Other income	31	–	31
Provision (benefit) for Income Taxes	1,172	(352)	820
Net income (loss)	3,091	(472)	2,619

Depreciation and Amortization	$1,239	–	$1,239
Total assets	$218,079	$3,995	$222,074

	As of and for the Three Months Ended March 31, 2024
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$57,304	$–	$57,304
Cost of product sold	42,950	–	42,950
Other operating expenses	10,254	1,040	11,294
Operating income (loss)	4,100	(1,040)	3,060
Interest expense	(735)	–	(735)
Other income	3	–	3
Provision (benefit) for Income Taxes	926	(373)	553
Net income (loss)	2,442	(667)	1,775

Depreciation and Amortization	$1,373	–	$1,373
Total assets	$254,816	$1,531	$256,347

Note G – Dividend Payment

On January 13, 2025, the Company paid a quarterly dividend of $0.15 per common share to all shareholders of record on January 6, 2025. The total amount of the dividend was approximately $2.1 million and was charged against retained earnings.

On April 14, 2025, the Company paid a quarterly dividend of $0.15 per common share to all shareholders of record on April 7, 2025. The total amount of the dividend was approximately $2.1 million and was charged against retained earnings.

Note H ‑ Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
In thousands	March 31, 2025	March 31, 2024

Weighted average common shares outstanding	13,716	13,786
Dilutive effect of stock options and restricted stock units	163	104
Weighted average common shares outstanding, assuming dilution	13,879	13,890

Note I – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2025, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that are of significance, or potential significance to the Company.

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity’s income tax rate reconciliation table and requires disclosure of income taxes paid in both U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact the adoption of ASU 2023-09 will have on its annual consolidated financial statements.

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

Warranties – Limited warranties are provided on certain products for varying periods. We record an accrued liability and reduction in sales for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and sales in the current year. The accrued liability amount attributable to warranties was $608 thousand as of March 31, 2025. There were no changes to the accrual due to a change in estimate during the current period.

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

Contract Balances – Amounts relating to returns and customer allowances create contract liabilities, which were $5,629 thousand, $6,708 thousand and $5,325 thousand as of March 31, 2025, December 31, 2024, and December 31, 2023.

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

	Three Months Ended
All Amounts in Thousands	March 31, 2025	March 31, 2024

Gross Sales by Channel:
Mass Merchants	$20,178	$21,025
Specialty Dealers	20,567	20,995
E-commerce	16,264	18,363
International	3,698	2,856
Other	801	808
Total Gross Sales	61,508	64,047

Less: Gross-to-Net Sales Adjustments
Returns	1,540	1,836
Warranties	373	445
Customer Allowances	4,116	4,462
Total Gross-to-Net Sales Adjustments	6,029	6,743
Total Net Sales	$55,479	$57,304

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 4 years. As of March 31, 2025, the Company has not entered into any lease arrangements classified as a finance lease.

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

ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease and are recognized in the presentation of the ROU assets and operating lease liabilities when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Components of lease expense and other information is as follows:

	Three Months Ended
All Amounts in Thousands	March 31, 2025	March 31, 2024

Lease Expense
Operating Lease Cost	$133	$375
Short-term Lease Cost	228	357
Variable Lease Cost	42	165
Total Operating Lease Cost	$403	$897

Operating Lease – Operating Cash Flows	$136	$255
Weighted Average Remaining Lease Term – Operating Leases (years)	2.64	7.89
Weighted Average Discount Rate – Operating Leases	6.26%	5.20%

Future minimum lease payments under non-cancellable leases as of March 31, 2025 were as follows:

All Amounts in Thousands

Year 1	$370
Year 2	442
Year 3	334
Year 4	65
Year 5	–
Thereafter	–
Total future minimum lease payments	1,211
Less imputed interest	(98)
Total	$1,113

Reported as of March 31, 2025
Current operating lease liabilities	426
Long-term operating lease liabilities	687
Total	$1,113

Note L – Commitments and Contingencies

The Company is involved in litigation arising in the normal course of its business, but the Company does not believe the disposition or ultimate resolution of such claims or lawsuits will have a material adverse effect on the business or financial condition of the Company. Based on current information, available insurance coverage and established reserves, the Company believes that the eventual outcome of existing litigation against the Company will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to the Company’s results of operations for any particular period, depending, in part, upon the size of the loss or liability imposed and the operating results for the applicable period.

Note M – Debt

On October 11, 2024, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to its Amended and Restated Credit Agreement with its issuing bank, JPMorgan Chase Bank, N.A. and the other lenders identified therein (the “Restated Credit Agreement”). The Fifth Amendment eliminated the fixed charge coverage ratio covenant and related provisions. The fixed charge ratio covenant was replaced by a new minimum interest coverage ratio covenant of 3.50 to 1:00 effective September 30, 2024. Under the terms of the Fifth Amendment, the Company and the Lender also agreed to decrease the maximum availability under the senior revolving credit facility from $75.0 million to $60.0 million, but added an accordion feature that could increase the facility in an amount not to exceed $85.0 million. The Fifth Amendment further revised the restricted payments covenant to provide that if at any time the Company’s Funded Debt to EBITDA Ratio would exceed 1.75 to 1.0, then the aggregate combined total of cash dividends and Company share repurchases may not exceed $12.0 million in any trailing twelve month period.

The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of March 31, 2025.

As of March 31, 2025, the outstanding principal amount of the term loan was $23.8 million and total amount drawn under the Revolving Facility was zero.

Note N – Provision for Taxes

The effective tax rate for the three months ending March 31, 2025 was 23.8% compared to 23.8% for the same three month period last year.

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

The United States Government has recently made a series of announcements concerning tariffs enacted and/or proposed to be enacted on the importation of goods into the United States including a baseline tariff rate and individualized higher rates on many countries including countries that supply goods to the Company, including China from which the Company imports a substantial amount of goods. Some countries have indicated a willingness to negotiate reciprocal trade agreements and the administration has also paused or modified many of its announced tariffs leading to uncertainty with respect to which tariffs may apply and the size and scope of such tariffs. Other countries, such as China, have announced retaliatory tariffs and other restrictive measures to which the administration has responded in kind leading to concerns of a sustained trade war. Tariffs, a potential trade war with China and other restrictions on trade could result in increased costs and/or the unavailability of goods purchased by the Company, which in turn may result in lower profitability and/or a decline in sales as well as the loss of goodwill among customers. General economic conditions, inflation, recessionary fears, rising interest rates, changes in the housing market and declining consumer confidence also may impact the Company adversely. Management cannot predict the full impact of these factors on the Company. Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the period ended March 31, 2025 are not necessarily indicative of the results to be expected for fiscal year 2025.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended
	March 31, 2025	March 31, 2024
Net revenue	100.0%	100.0%
Cost of products sold	73.3%	75.0%
Gross margin	26.7%	25.0%
Selling, administrative and general expenses	19.1%	18.7%
Amortization	1.0%	1.0%
Operating income	6.6%	5.3%

Revenue and Gross Margin

Sales decreased 3.2% for the first quarter of 2025, compared with the same period in the prior year. Sales decreased primarily due to softer demand for basketball and table tennis products, partially offset by an increase in demand for archery and safety products.

Gross margin increased to 26.7% for the first quarter of 2025 compared to 25.0% for the same period in 2024 primarily driven by lower fixed costs and decreased inventory storage and handling costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $10.6 million for the first quarter of 2025 compared to $10.7 million for the same period in the prior year, a decrease of $0.1 million or 1.2%. SG&A as a percent of sales is 19.1% for the first quarter of 2025 compared with 18.7% for the same period in the prior year.

Provision (Benefit) for Income Taxes

The effective tax rate for the first three months of 2025 and 2024 was 23.8%.

Financial Condition and Liquidity

Total debt at the end of the first three months of 2025 was $23.8 million, a decrease of $1.8 million from December 31, 2024. The following schedule summarizes the Company’s total debt:

In thousands	March 31, 2025	December 31, 2024	March 31, 2024

Current portion of long-term debt	$7,143	$7,143	$7,143
Long term debt	16,667	18,452	46,383
Total Debt	$23,810	$25,595	$53,526

As a percentage of stockholders’ equity, total debt was 14.1%, 15.1% and 32.5% at March 31, 2025, December 31, 2024, and March 31, 2024 respectively.

On October 11, 2024, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to its Amended and Restated Credit Agreement with its issuing bank, JPMorgan Chase Bank, N.A. and the other lenders identified therein (the “Restated Credit Agreement”). The Fifth Amendment eliminated the fixed charge coverage ratio covenant and related provisions. The fixed charge ratio covenant was replaced by a new minimum interest coverage ratio covenant of 3.50 to 1:00 effective September 30, 2024. Under the terms of the Fifth Amendment, the Company and the Lender also agreed to decrease the maximum availability under the senior revolving credit facility from $75.0 million to $60.0 million, but added an accordion feature that could increase the facility in an amount not to exceed $85.0 million. The Fifth Amendment further revised the restricted payments covenant to provide that if at any time the Company’s Funded Debt to EBITDA Ratio would exceed 1.75 to 1.0, then the aggregate combined total of cash dividends and Company share repurchases may not exceed $12.0 million in any trailing twelve month period.

The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of March 31, 2025.

As of March 31, 2025, the outstanding principal amount of the term loan was $23.8 million and total amount drawn under the Revolving Facility was zero.

The Company funds working capital requirements and shareholder dividends through operating cash flows and revolving credit agreements with its Lenders. The Company expects that cash generated from its 2025 operations and its access to adequate levels of revolving credit will provide it with sufficient cash flows for its operations and to meet growth needs.

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

Remediation of Previously Reported Material Weakness

As previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024, in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, we identified control deficiencies with respect to segregation of duties conflicts. During the year ended December 31, 2024, certain material estimates / calculations continued to be prepared or compiled by the CFO. Because of this individual being the CFO there is not an individual in a supervisory role reviewing these estimates and calculations. Accordingly, this represents a continued material weakness in our controls over the period end close process involving segregation of duties conflicts.

This material weakness did not result in a misstatement of the Company’s financial statements; however, it could have resulted in misstatements of interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

In response to the material weakness discussed above, we redistributed the work previously performed by the CFO so that the material estimates and calculations were performed by others within the accounting team and then were reviewed and approved by the CFO. As of March 31, 2025, with the completion of remediation efforts previously discussed, we have successfully remediated the material weakness.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2025.

Other than the completed remediation efforts described above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

Refer to Note L of the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Item 1A.  RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional risks or uncertainties that are not presently known to us or that we currently do not consider material to our business. As of the date of this filing, there have been no material changes in our risk factors from those disclosed in the above-referenced Form 10-K, which risk factors are incorporated herein by reference.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 12/31/2024 under the current repurchase program.	2,297,715	$13.50	2,297,715	$1,958,823
First quarter purchases:
1/1/2025-1/31/2025	55,962	$14.85	2,353,677	$1,127,909
2/1/2025-2/28/2025	31,030	$15.29	2,384,707	$20,000,000
3/1/2025-3/31/2025	5,084	$14.87	2,389,791	$19,924,407
Total share purchases under the current program	2,389,791	$13.55	2,389,791	$19,924,407

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. Since the program’s inception, the Board has replenished and increased the dollar amount of authorized stock repurchases on multiple occasions. Most recently, in February 2025, the Board of Directors increased the stock repurchase program to $20,000,000. From its inception date through March 31, 2025, the Company has repurchased 2,389,791 shares of its common stock under this repurchase program for an aggregate price of $32,387,923. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

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

10.1

Offer Letter executed January 31, 2025, by and between Armin Boehm and Escalade, Incorporated. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2025.

10.2

Executive Severance Agreement executed January 31, 2025, to be effective as of April 1, 2025, by and between Armin Boehm and Escalade, Incorporated. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 6, 2025.

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

ESCALADE, INCORPORATED

Date: May 5, 2025	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)