Form 10-Q
period 2025-06-30
ESCALADE INC
filed 2025-08-01
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number 0-6966

ESCALADE, INCORPORATED

(Exact name of registrant as specified in its charter)

Indiana (State or Other Jurisdiction of Incorporation or Organization)	13-2739290 (I.R.S. Employer Identification No.)

817 Maxwell Ave, Evansville, Indiana (Address of principal Executive Office)	47711 (Zip Code)

812-467-1358

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	ESCA	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2025
Common, no par value	13,803,745

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	June 30, 2025	December 31, 2024	June 30, 2024
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,422	$4,194	$362
Receivables, less allowance of $595; $694; and $489; respectively	41,926	48,768	47,829
Inventories	72,672	76,025	86,571
Prepaid expenses	2,449	4,372	2,461
Prepaid income tax	402	465	1,829
TOTAL CURRENT ASSETS	127,871	133,824	139,052

Property, plant and equipment, net	21,827	22,221	23,441
Assets held for sale	–	–	2,459
Operating lease right-of-use assets	1,428	1,186	7,905
Intangible assets, net	24,703	25,838	27,456
Goodwill	42,326	42,326	42,326
Other assets	184	935	427
TOTAL ASSETS	$218,339	$226,330	$243,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,143	$7,143	$7,143
Trade accounts payable	14,120	11,858	12,798
Accrued liabilities	9,086	15,050	9,222
Current operating lease liabilities	496	444	1,077
TOTAL CURRENT LIABILITIES	30,845	34,495	30,240

Other Liabilities:
Long‑term debt	14,881	18,452	36,024
Deferred income tax liability	3,302	3,302	3,125
Operating lease liabilities	973	787	7,398
Other liabilities	–	297	297
TOTAL LIABILITIES	50,001	57,333	77,084

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued	–	–	–
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,803,745; 13,732,719; and 13,877,302; shares respectively	3,251	4,218	5,406
Retained earnings	165,087	164,779	160,576
TOTAL STOCKHOLDERS' EQUITY	168,338	168,997	165,982
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$218,339	$226,330	$243,066

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
All Amounts in Thousands Except Per Share Data	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net sales	$54,333	$62,526	$109,812	$119,830

Costs and Expenses
Cost of products sold	40,896	47,415	81,585	90,365
Selling, administrative and general expenses	10,249	10,063	20,820	20,764
Amortization	567	591	1,134	1,184

Operating Income	2,621	4,457	6,273	7,517

Other Income (Expense)
Interest expense	(213)	(730)	(457)	(1,465)
Other income	51	3	82	6

Income Before Income Taxes	2,459	3,730	5,898	6,058

Provision for Income Taxes	634	886	1,454	1,439

Net Income	$1,825	$2,844	$4,444	$4,619

Earnings Per Share Data:
Basic earnings per share	$0.13	$0.21	$0.32	$0.33
Diluted earnings per share	$0.13	$0.20	$0.32	$0.33

Dividends declared	$0.15	$0.15	$0.30	$0.30

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at March 31, 2024	13,862	$4,909	$159,811	$164,720

Net income			2,844	2,844
Expense of restricted stock units		497	–	497
Settlement of restricted stock units	15	–	–	–
Dividends declared			(2,079)	(2,079)

Balances at June 30, 2024	13,877	$5,406	$160,576	$165,982

Balances at December 31, 2023	13,737	$4,480	$160,099	$164,579

Net income			4,619	4,619
Expense of restricted stock units		926		926
Settlement of restricted stock units	140	–		–
Dividends declared			(4,142)	(4,142)

Balances at June 30, 2024	13,877	$5,406	$160,576	$165,982

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at March 31, 2025	13,756	$3,428	$165,337	$168,765

Net income	–	–	1,825	1,825
Expense of restricted stock units	–	495	–	495
Settlement of restricted stock units	58	–	–	–
Issuance of restricted stock awards	35
Dividends declared	–	–	(2,075)	(2,075)
Purchase of stock	(53)	(790)	–	(790)
Issuance of common stock for service	8	118	–	118

Balances at June 30, 2025	13,804	$3,251	$165,087	$168,338

Balances at December 31, 2024	13,733	$4,218	$164,779	$168,997

Net income	–	–	4,444	4,444
Expense of restricted stock units	–	962	–	962
Settlement of restricted stock units	165	–	–	–
Issuance of restricted stock awards	35	–	–	–
Dividends declared	–	–	(4,136)	(4,136)
Purchase of stock	(145)	(2,171)	–	(2,171)
Issuance of common stock for service	16	242	–	242

Balances at June 30, 2025	13,804	$3,251	$165,087	$168,338

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
All Amounts in Thousands	June 30, 2025	June 30, 2024

Operating Activities:
Net income	$4,444	$4,619
Depreciation and amortization	2,501	2,751
Allowance for credit losses	225	325
Stock-based compensation	962	926
Loss on disposal of assets	3	54
Common stock issued in lieu of bonus to officers	124	–
Director stock compensation	118	–
Changes in assets and liabilities	8,706	4,624
Net cash provided by operating activities	17,083	13,299

Investing Activities:
Purchase of property and equipment	(976)	(1,174)
Proceeds from sale of property and equipment	–	92
Net cash used in investing activities	(976)	(1,082)

Financing Activities:
Proceeds from issuance of long-term debt	9,046	67,161
Payments on long-term debt	(12,618)	(74,890)
Cash dividends paid	(4,136)	(4,142)
Purchase of stock	(2,171)	–
Net cash used in financing activities	(9,879)	(11,871)
Net increase in cash and cash equivalents	6,228	346
Cash and cash equivalents, beginning of period	4,194	16
Cash and cash equivalents, end of period	$10,422	$362

Supplemental Cash Flows Information
Interest paid	$428	$1,429
Income taxes paid, net	$1,689	$3,270

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

Note B ‑ Seasonal Aspects

The results of operations for the three and six months ended June 30, 2025 and June 30, 2024 are not necessarily indicative of the results to be expected for the full year.

Note C ‑ Inventories

In thousands	June 30, 2025	December 31, 2024	June 30, 2024

Raw materials	$3,843	$2,721	$3,629
Work in progress	2,936	2,370	2,576
Finished goods	65,893	70,934	80,366
	$72,672	$76,025	$86,571

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

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at June 30, 2025, December 31, 2024 and June 30, 2024. The Company believes the carrying value of borrowings under our senior secured revolving credit facility, due to variable rate interest, adequately reflects the fair value of these instruments.

The Company discloses the fair value of its term loan using Level 2 inputs, which are estimated using treasury rates for a similar instrument, as follows:

	June 30, 2025		December 31, 2024		June 30, 2024
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Term Loan Facility	$22,024	$20,744	$25,595	$23,528	$29,167	$26,390

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the six months ended June 30, 2025, the Company awarded 18,000 restricted stock units to directors, 105,181 restricted stock units and 35,000 shares of restricted stock to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. All of the 2025 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee continues to serve as an employee, director or consultant of the Company on the vesting date. The 35,000 shares of restricted stock vest on the fifth anniversary from the grant date provided that the employee is still employed by the Company on the vesting date.

For the three and six months ended June 30, 2025, the Company recognized stock based compensation expense of $495 thousand and $962 thousand, respectively compared to stock based compensation expense of $497 thousand and $926 thousand for the same periods in the prior year.

At June 30, 2025 and June 30, 2024, there was $2.8 million and $2.3 million, respectively, in unrecognized stock-based compensation expense related to non-vested stock awards. The unrecognized compensation expense of unvested restricted stock awards not yet recognized as of June 30, 2025 is expected to be recognized over the weighted average period of 2.2 years.

Note F ‑ Segment Information

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its president and chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net sales and consolidated net income to assess financial performance and allocate resources.

	As of and for the Three Months Ended June 30, 2025
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$54,333	$–	$54,333
Cost of product sold	40,896	–	40,896
Other operating expenses	10,205	611	10,816
Operating income (loss)	3,232	(611)	2,621
Interest expense	(213)	–	(213)
Other income	51	–	51
Provision (benefit) for Income Taxes	844	(210)	634
Net income (loss)	2,226	(401)	1,825

Depreciation and Amortization	$1,262	–	$1,262
Total assets	$207,144	$11,195	$218,339

	As of and for the Six Months Ended June 30, 2025
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$109,812	$–	$109,812
Cost of product sold	81,585	–	81,585
Other operating expenses	20,519	1,435	21,954
Operating income (loss)	7,708	(1,435)	6,273
Interest expense	(457)	–	(457)
Other income	82	–	82
Provision (benefit) for Income Taxes	2,016	(562)	1,454
Net income (loss)	5,317	(873)	4,444

Depreciation and Amortization	$2,501	–	$2,501
Total assets	$207,144	$11,195	$218,339

	As of and for the Three Months Ended June 30, 2024
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$62,526	$–	$62,526
Cost of product sold	47,415	–	47,415
Other operating expenses	10,005	649	10,654
Operating income (loss)	5,106	(649)	4,457
Interest expense	(730)	–	(730)
Other income	3	–	3
Provision (benefit) for Income Taxes	1,203	(317)	886
Net income (loss)	3,176	(332)	2,844

Depreciation and Amortization	$1,378	–	$1,378
Total assets	$240,639	$2,427	$243,066

	As of and for the Six Months Ended June 30, 2024
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$119,830	$–	$119,830
Cost of product sold	90,365	–	90,365
Other operating expenses	20,259	1,689	21,948
Operating income (loss)	9,206	(1,689)	7,517
Interest expense	(1,465)	–	(1,465)
Other income	6	–	6
Provision (benefit) for Income Taxes	2,129	(690)	1,439
Net income (loss)	5,618	(999)	4,619

Depreciation and Amortization	$2,751	–	$2,751
Total assets	$240,639	$2,427	$243,066

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

On July 14, 2025, the Company paid a quarterly dividend of $0.15 per common share to all shareholders of record on July 7, 2025. The total amount of the dividend was approximately $2.1 million and was charged against retained earnings.

Note H ‑ Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
In thousands	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Weighted average common shares outstanding	13,769	13,871	13,742	13,828
Dilutive effect of stock options and restricted stock units	139	183	141	195
Weighted average common shares outstanding, assuming dilution	13,908	14,054	13,883	14,023

Note I – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2025, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that are of significance, or potential significance to the Company.

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

Warranties – Limited warranties are provided on certain products for varying periods. We record an accrued liability and reduction in sales for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and sales in the current year. The accrued liability amount attributable to warranties was $556 thousand as of June 30, 2025. There were no changes to the accrual due to a change in estimate during the current period.

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

Contract Balances – Amounts relating to returns and customer allowances create contract liabilities, which were $5,025 thousand, $6,708 thousand and $5,325 thousand as of June 30, 2025, December 31, 2024, and December 31, 2023.

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

	Three Months Ended		Six Months Ended
All Amounts in Thousands	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Gross Sales by Channel:
Mass Merchants	$17,332	$19,127	$37,510	$40,152
Specialty Dealers	17,644	21,278	38,211	42,273
E-commerce	22,500	25,442	38,764	43,805
International	2,792	3,668	6,490	6,524
Other	845	994	1,646	1,802
Total Gross Sales	61,113	70,509	122,621	134,556

Less: Gross-to-Net Sales Adjustments
Returns	1,547	1,965	3,087	3,801
Warranties	159	410	532	855
Customer Allowances	5,074	5,608	9,190	10,070
Total Gross-to-Net Sales Adjustments	6,780	7,983	12,809	14,726
Total Net Sales	$54,333	$62,526	$109,812	$119,830

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 4 years. As of June 30, 2025, the Company has not entered into any lease arrangements classified as a finance lease.

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

Components of lease expense and other information is as follows:

	Three Months Ended		Six Months Ended
All Amounts in Thousands	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Lease Expense
Operating Lease Cost	$153	$376	$286	$751
Short-term Lease Cost	314	382	542	739
Variable Lease Cost	58	143	100	308
Total Operating Lease Cost	$525	$901	$928	$1,798

Operating Lease – Operating Cash Flows	$155	$260	$291	$515
New ROU Assets – Operating Leases	$487	$52	$487	$52

Other information about lease amounts recognized in our consolidated condensed financial statements are summarized as follows:

	Six Months Ended
All Amounts in Thousands	June 30, 2025	June 30, 2024

Weighted Average Remaining Lease Term – Operating Leases (in years)	3.20	7.67
Weighted Average Discount Rate – Operating Leases	6.61%	5.19%

Future minimum lease payments under non-cancellable leases as of June 30, 2025 were as follows:

All Amounts in Thousands

Remainder of Year 1	$298
Year 2	557
Year 3	449
Year 4	179
Year 5	112
Thereafter	41
Total future minimum lease payments	1,636
Less imputed interest	(167)
Total	$1,469

Reported as of June 30, 2025
Current operating lease liabilities	496
Long-term operating lease liabilities	973
Total	$1,469

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

The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of June 30, 2025.

As of June 30, 2025, the outstanding principal amount of the term loan was $22.0 million and total amount drawn under the Revolving Facility was zero.

Note N – Provision for Taxes

The effective tax rate for the three months ending June 30, 2025 was 25.8% compared to 23.8% for the same three month period last year. The effective tax rate for the first six months ending June 30, 2025 was 24.7% compared to 23.8% for the same period last year.

Note O – Subsequent Events

On July 4, 2024, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes changes such as provisions allowing accelerated tax deductions for qualified property and research expenditures and provides permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act. We are currently evaluating the impact of the OBBBA to our consolidated financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements, other than statements of historical fact, are forward-looking statements. These statements relate to our financial condition, results of operations, plans, objectives, future performance, capital actions or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties. These risks include, but are not limited to: Escalade’s ability to achieve its business objectives; Escalade’s plans and expectations surrounding the transition to its new Chief Executive Officer and all potential related effects and consequences; Escalade’s ability to successfully implement actions to lessen the potential impacts of tariffs, a potential trade war with China and other trade restrictions applicable to our products and raw materials, including impacts on the costs of producing our goods, importing products and materials into our markets for sale, and on the pricing of our products; our international operations, including any related to political uncertainty and geopolitical tensions; Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products; the continuation and development of key customer, supplier, licensing and other business relationships; Escalade’s ability to protect its intellectual property; Escalade’s ability to develop and implement our own direct to consumer e-commerce distribution channel; the impact of competitive products and pricing; product demand and market acceptance; new product development; Escalade’s ability to successfully negotiate the shifting retail environment and changes in consumer buying habits; the financial health of our customers; disruptions or delays in our business operations, including without limitation disruptions or delays in our supply chain, arising from political unrest, war, terrorist attacks, labor strikes, natural disasters, public health crises such as the coronavirus pandemic, and other events and circumstances beyond our control; the evaluation and implementation of remediation efforts designed and implemented to enhance the Company’s control environment; the potential identification of one or more additional material weaknesses in the Company’s internal control of which the Company is not currently aware or that have not yet been detected; Escalade’s ability to control costs, including managing inventory levels; general economic conditions, including inflationary pressures; fluctuation in operating results; changes in foreign currency exchange rates; changes in the securities markets; continued listing of the Company’s common stock on the NASDAQ Global Market; the Company’s inclusion or exclusion from certain market indices; Escalade’s ability to obtain financing, to maintain compliance with the terms of such financing and to manage debt levels; the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology; the potential impact of actual or perceived defects in, or safety of, our products, including any impact of product recalls or legal or regulatory claims, proceedings or investigations involving our products; risks related to data security of privacy breaches; the potential impact of regulatory claims, proceedings or investigations involving our products; Escalade’s use of estimates in its financial reporting as well as in its forward looking statements; and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

The United States Government has continued making new announcements concerning tariffs enacted and/or proposed to be enacted on the importation of goods into the United States as well as negotiations of trade agreements to potentially replace such tariffs. Although the United States has begun to negotiate reciprocal trade agreements with several nations, few agreements have been finalized to date and the administration has paused or modified many of its announced tariffs leading to uncertainty with respect to which tariffs may apply and the size and scope of such tariffs. While the United States and China have announced agreements on certain trade frameworks and have backed off of previously announced retaliatory tariffs and other restrictive measures, the details of these agreements have not been fully disclosed and concerns over a potential trade war have persisted. Although the Company has engaged in actions to mitigate the potential impacts from tariffs and other economic pressures such as inflation and supply chain disruptions, it may not be able to effectively protect itself from these risks. Tariffs, a potential trade war with China and other restrictions on trade could result in increased costs and/or the unavailability of goods purchased by the Company, which in turn may result in lower profitability and/or a decline in sales as well as the loss of goodwill among customers. General economic conditions, inflation, recessionary fears, rising interest rates, changes in the housing market and declining consumer confidence also may impact the Company adversely. Management cannot predict the full impact of these factors on the Company. Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the period ended June 30, 2025 are not necessarily indicative of the results to be expected for fiscal year 2025.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.3%	75.8%	74.3%	75.4%
Gross margin	24.7%	24.2%	25.7%	24.6%
Selling, administrative and general expenses	18.9%	16.1%	19.0%	17.3%
Amortization	1.0%	1.0%	1.0%	1.0%
Operating income	4.8%	7.1%	5.7%	6.3%

Revenue and Gross Margin

Sales decreased 13.1% for the second quarter of 2025, compared with the same period in the prior year. Sales decreased primarily due to softer market demand across most categories, including delayed customer shipments due to tariff volatility, partially offset by market share gains within the safety category.

For the six months ended June 30, 2025, net sales decreased 8.4% compared with the same period in the prior year, driven by the same factors that impacted the second quarter.

Gross margin increased 56 basis points to 24.7% for the second quarter of 2025 compared to 24.2% for the same period in 2024 primarily driven by lower fixed costs and decreased inventory storage and handling costs, partially offset by tariff-related costs and unfavorable product mix. For the six months ended June 30, 2025, gross margin increased to 25.7% compared to 24.6% for the same period in 2024 driven by the favorable impact of lower fixed costs, partially offset by tariff-related costs and an unfavorable product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $10.2 million for the second quarter of 2025 compared to $10.1 million for the same period in the prior year, an increase of $0.1 million or 1.8%. SG&A as a percent of sales is 18.9% for the second quarter of 2025 compared with 16.1% for the same period in the prior year.

For the six months ended June 30, 2025, SG&A were $20.8 million compared to $20.8 million for the same period in the prior year.

Provision (Benefit) for Income Taxes

The effective tax rate for the three months ending June 30, 2025 was 25.8% compared to 23.8% for the same three month period last year. The effective tax rate for the first six months ending June 30, 2025 was 24.7% compared to 23.8% for the same period last year.

Financial Condition and Liquidity

Total debt as of June 30, 2025 was $22.0 million, a decrease of $3.6 million from December 31, 2024. The following schedule summarizes the Company’s total debt:

In thousands	June 30, 2025	December 31, 2024	June 30, 2024

Current portion of long-term debt	$7,143	$7,143	$7,143
Long term debt	14,881	18,452	36,024
Total Debt	$22,024	$25,595	$43,167

As a percentage of stockholders’ equity, total debt was 13.1%, 15.1% and 26.0% at June 30, 2025, December 31, 2024, and June 30, 2024 respectively.

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

The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of June 30, 2025.

As of June 30, 2025, the outstanding principal amount of the term loan was $22.0 million and total amount drawn under the Revolving Facility was zero.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2025.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 3/31/2025 under the current repurchase program.	2,389,791	$13.55	2,389,791	$19,924,407
Second quarter purchases:
4/1/2025-4/30/2025	48,141	$14.76	2,437,932	$19,214,022
5/1/2025-5/31/2025	5,384	$14.90	2,443,316	$19,133,817
6/1/2025-6/30/2025	None	None	No Change	No Change
Total share purchases under the current program	2,443,316	$13.58	2,443,316	$19,133,817

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. Since the program’s inception, the Board has replenished and increased the dollar amount of authorized stock repurchases on multiple occasions. Most recently, in February 2025, the Board of Directors increased the stock repurchase program to $20,000,000. From its inception date through June 30, 2025, the Company has repurchased 2,443,316 shares of its common stock under this repurchase program for an aggregate price of $33,178,513. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

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

ESCALADE, INCORPORATED

Date: August 1, 2025	By:	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his capacities as Principal Financial Officer and Principal Accounting Officer)