Form 10-Q
period 2025-09-30
ESCALADE INC
filed 2025-10-30
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2025
Common, no par value	13,803,745

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	September 30, 2025	December 31, 2024	September 30, 2024
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,509	$4,194	$426
Receivables, less allowance of $957; $694; and $669; respectively	52,756	48,768	53,480
Inventories	80,662	76,025	85,485
Prepaid expenses	4,350	4,372	5,117
Prepaid income tax	-	465	156
TOTAL CURRENT ASSETS	141,277	133,824	144,664

Property, plant and equipment, net	21,716	22,221	22,856
Operating lease right-of-use assets	1,347	1,186	7,640
Intangible assets, net	25,636	25,838	26,409
Goodwill	42,326	42,326	42,326
Other assets	158	935	1,035
TOTAL ASSETS	$232,460	$226,330	$244,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,143	$7,143	$7,143
Trade accounts payable	21,119	11,858	19,965
Accrued liabilities	12,923	15,050	13,769
Income tax payable	1,169	-	-
Current operating lease liabilities	496	444	1,083
TOTAL CURRENT LIABILITIES	42,850	34,495	41,960

Other Liabilities:
Long‑term debt	13,095	18,452	22,353
Deferred income tax liability	3,302	3,302	3,125
Operating lease liabilities	886	787	7,125
Other liabilities	-	297	297
TOTAL LIABILITIES	60,133	57,333	74,860

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued	-	-	-
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,803,745; 13,732,719; and 13,877,302; shares respectively	3,757	4,218	5,909
Retained earnings	168,570	164,779	164,161
TOTAL STOCKHOLDERS' EQUITY	172,327	168,997	170,070
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$232,460	$226,330	$244,930

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
All Amounts in Thousands Except Per Share Data	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net sales	$67,786	$67,738	$177,598	$187,568

Costs and Expenses
Cost of products sold	48,720	50,947	130,305	141,312
Selling, administrative and general expenses	11,198	11,675	32,018	32,439
Amortization	567	1,047	1,701	2,231
Gain on sale of assets held for sale	-	(3,905)	-	(3,905)

Operating Income	7,301	7,974	13,574	15,491

Other Income (Expense)
Interest expense	(204)	(530)	(661)	(1,995)
Other income	21	7	103	13

Income Before Income Taxes	7,118	7,451	13,016	13,509

Provision for Income Taxes	1,564	1,784	3,018	3,223

Net Income	$5,554	$5,667	$9,998	$10,286

Earnings Per Share Data:
Basic earnings per share	$0.40	$0.41	$0.73	$0.74
Diluted earnings per share	$0.40	$0.40	$0.72	$0.73

Dividends declared	$0.15	$0.15	$0.45	$0.45

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at June 30, 2024	13,877	$5,406	$160,576	$165,982

Net income	-	-	5,667	5,667
Expense of restricted stock units	-	503	-	503
Dividends declared	-	-	(2,082)	(2,082)

Balances at September 30, 2024	13,877	$5,909	$164,161	$170,070

Balances at December 31, 2023	13,737	$4,480	$160,099	$164,579

Net income	-	-	10,286	10,286
Expense of restricted stock units	-	1,429	-	1,429
Settlement of restricted stock units	140	-	-	-
Dividends declared	-	-	(6,224)	(6,224)

Balances at September 30, 2024	13,877	$5,909	$164,161	$170,070

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at June 30, 2025	13,804	$3,251	$165,087	$168,338

Net income	-	-	5,554	5,554
Expense of restricted stock units	-	506	-	506
Dividends declared	-	-	(2,071)	(2,071)

Balances at September 30, 2025	13,804	$3,757	$168,570	$172,327

Balances at December 31, 2024	13,733	$4,218	$164,779	$168,997

Net income	-	-	9,998	9,998
Expense of restricted stock units	-	1,468	-	1,468
Settlement of restricted stock units	165	-	-	-
Issuance of restricted stock awards	35	-	-	-
Dividends declared	-	-	(6,207)	(6,207)
Purchase of stock	(145)	(2,171)	-	(2,171)
Issuance of common stock for service	16	242	-	242

Balances at September 30, 2025	13,804	$3,757	$168,570	$172,327

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
All Amounts in Thousands	September 30, 2025	September 30, 2024

Operating Activities:
Net income	$9,998	$10,286
Depreciation and amortization	3,767	4,691
Allowance for credit losses	630	574
Stock-based compensation	1,468	1,429
Loss (gain) on disposal of assets	7	(3,852)
Common stock issued in lieu of bonus to officers	124	-
Director stock compensation	118	-
Changes in assets and liabilities	6	10,631
Net cash provided by operating activities	16,118	23,759

Investing Activities:
Purchase of property and equipment	(1,267)	(1,482)
Acquisition	(1,800)	-
Proceeds from sale of property and equipment	-	5,757
Net cash (used in) provided by investing activities	(3,067)	4,275

Financing Activities:
Proceeds from issuance of long-term debt	25,061	86,651
Payments on long-term debt	(30,419)	(108,051)
Cash dividends paid	(6,207)	(6,224)
Purchase of stock	(2,171)	-
Net cash used in financing activities	(13,736)	(27,624)
Net (decrease) increase in cash and cash equivalents	(685)	410
Cash and cash equivalents, beginning of period	4,194	16
Cash and cash equivalents, end of period	$3,509	$426

Supplemental Cash Flows Information
Interest paid	$627	$1,893
Income taxes paid, net	$1,682	$3,380

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

Goodwill – We perform our annual goodwill impairment analysis in the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, in accordance with guidance in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 350, “Intangibles – Goodwill and Other” (“ASC 350”). During the three months ended September 30, 2025, we identified a potential indicator of impairment due to the increase in tariff-related costs which led to the conclusion that a triggering event had occurred and therefore we performed a quantitative test for the single reporting unit.

We measure the fair value of our reporting unit based on a guideline company method and discounted cash flow method using a discount rate determined by Management to be commensurate with the risk inherent in our reporting unit’s current business model. The fair market value was determined by weighting the two methods equally. Our estimates of discounted cash flows, selected multiples and market value of invested capital to derive the fair value were measured in accordance with ASC 350. Inputs to determine the fair value are considered to be level 3 inputs. We are using estimates of discounted cash flows that may change, and if they change negatively it could result in the need to write down those assets to fair value. Based on our interim impairment test of goodwill as of September 1, 2025, it was determined that the fair value of the reporting unit was in excess of the carrying value.

Although there was no impairment of goodwill, we noted that the fair value of the reporting unit exceeded its carrying value by approximately 6%. If there is a continued increase in costs or other adverse events that could negatively impact the future cash flows of our business and its fair value, goodwill may be at risk of impairment in future periods.

Note B ‑ Seasonal Aspects

The results of operations for the three and nine months ended September 30, 2025 and September 30, 2024 are not necessarily indicative of the results to be expected for the full year.

Note C ‑ Inventories

In thousands	September 30, 2025	December 31, 2024	September 30, 2024

Raw materials	$3,700	$2,721	$3,663
Work in progress	3,447	2,370	2,948
Finished goods	73,515	70,934	78,874
	$80,662	$76,025	$85,485

Note D – Fair Values of Financial Instruments

ASC 820, “Fair Value Measurement and Disclosures,” outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:

-	Level 1: Observable inputs such as quoted prices in active markets;
-	Level 2: Inputs other than quoted prices in active markets that are either directly or indirectly observable; and
-	Level 3: Unobservable inputs for which little or no market data exists, therefore requiring the Company to develop its own assumptions.

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at September 30, 2025, December 31, 2024 and September 30, 2024. The Company believes the carrying value of borrowings under our senior secured revolving credit facility, due to variable rate interest, adequately reflects the fair value of these instruments.

The Company discloses the fair value of its term loan using Level 2 inputs, which are estimated using treasury rates for a similar instrument, as follows:

	September 30, 2025		December 31, 2024		September 30, 2024
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Term Loan Facility	$20,238	$19,231	$25,595	$23,528	$27,381	$25,275

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

During the nine months ended September 30, 2025, the Company awarded 18,000 restricted stock units to directors, 105,181 restricted stock units and 35,000 shares of restricted stock to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. All of the 2025 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee continues to serve as an employee, director or consultant of the Company on the vesting date. The 35,000 shares of restricted stock vest on the fifth anniversary from the grant date provided that the employee is still employed by the Company on the vesting date.

For the three and nine months ended September 30, 2025, the Company recognized stock based compensation expense of $506 thousand and $1,468 thousand, respectively compared to stock based compensation expense of $503 thousand and $1,429 thousand for the same periods in the prior year.

At September 30, 2025 and September 30, 2024, there was $2.3 million and $1.8 million, respectively, in unrecognized stock-based compensation expense related to non-vested stock awards. The unrecognized compensation expense of unvested restricted stock awards not yet recognized as of September 30, 2025 is expected to be recognized over the weighted average period of 2.1 years.

Note F ‑ Segment Information

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its president and chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net sales and consolidated net income to assess financial performance and allocate resources.

	As of and for the Three Months Ended September 30, 2025
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$67,786	$-	$67,786
Cost of product sold	48,720	-	48,720
Other operating expenses	11,224	541	11,765
Operating income (loss)	7,842	(541)	7,301
Interest expense	(204)	-	(204)
Other income	21	-	21
Provision (benefit) for Income Taxes	2,103	(539)	1,564
Net income (loss)	5,556	(2)	5,554

Depreciation and Amortization	$1,266	-	$1,266
Total assets	$226,362	$6,098	$232,460

	As of and for the Nine Months Ended September 30, 2025
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$177,598	$-	$177,598
Cost of product sold	130,305	-	130,305
Other operating expenses	31,743	1,976	33,719
Operating income (loss)	15,550	(1,976)	13,574
Interest expense	(661)	-	(661)
Other income	103	-	103
Provision (benefit) for Income Taxes	4,119	(1,101)	3,018
Net income (loss)	10,873	(875)	9,998

Depreciation and Amortization	$3,767	-	$3,767
Total assets	$226,362	$6,098	$232,460

	As of and for the Three Months Ended September 30, 2024
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$67,738	$-	$67,738
Cost of product sold	50,947	-	50,947
Other operating expenses	8,035	782	8,817
Operating income (loss)	8,756	(782)	7,974
Interest expense	(530)	-	(530)
Other income	7	-	7
Provision (benefit) for Income Taxes	2,263	(479)	1,784
Net income (loss)	5,970	(303)	5,667

Depreciation and Amortization	$1,940	-	$1,940
Total assets	$241,347	$3,583	$244,930

	As of and for the Nine Months Ended September 30, 2024
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$187,568	$-	$187,568
Cost of product sold	141,312	-	141,312
Other operating expenses	28,294	2,471	30,765
Operating income (loss)	17,962	(2,471)	15,491
Interest expense	(1,995)	-	(1,995)
Other income	13	-	13
Provision (benefit) for Income Taxes	4,392	(1,169)	3,223
Net income (loss)	11,588	(1,302)	10,286

Depreciation and Amortization	$4,691	-	$4,691
Total assets	$241,347	$3,583	$244,930

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

On October 13, 2025, the Company paid a quarterly dividend of $0.15 per common share to all shareholders of record on October 6, 2025. The total amount of the dividend was approximately $2.1 million and was charged against retained earnings.

Note H ‑ Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
In thousands	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Weighted average common shares outstanding	13,769	13,877	13,751	13,845
Dilutive effect of restricted stock units	102	156	121	162
Weighted average common shares outstanding, assuming dilution	13,871	14,033	13,872	14,007

Note I – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2025, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that are of significance, or potential significance to the Company.

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

Note J – Revenue from Contracts with Customers

Revenue Recognition – Revenue is recognized when a contract exists with a customer that specifies the goods to be provided at an agreed upon sales price and when the performance obligations under the terms of the contract are satisfied; generally, this occurs with the transfer of control of our goods at a point in time based on shipping terms and transfer of title. Sales are made on normal and customary short-term credit terms or upon delivery of point-of-sale transactions. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. The Company expenses incremental costs of obtaining a contract due to the short-term nature of the contracts. These costs are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue.

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

Warranties – Limited warranties are provided on certain products for varying periods. We record an accrued liability and reduction in sales for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and sales in the current year. The accrued liability amount attributable to warranties was $610 thousand as of September 30, 2025. There were no changes to the accrual due to a change in estimate during the current period.

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

Contract Balances – Amounts relating to returns and customer allowances create contract liabilities, which were $6,179 thousand, $6,708 thousand and $5,325 thousand as of September 30, 2025, December 31, 2024, and December 31, 2023.

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

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Gross Sales by Channel:
Mass Merchants	$31,212	$32,725	$68,722	$72,877
Specialty Dealers	17,799	17,238	56,010	59,511
E-commerce	22,493	22,122	61,257	65,927
International	3,190	3,355	9,680	9,879
Other	601	881	2,247	2,683
Total Gross Sales	75,295	76,321	197,916	210,877

Less: Gross-to-Net Sales Adjustments
Returns	2,002	2,650	5,089	6,451
Warranties	252	336	784	1,191
Customer Allowances	5,255	5,597	14,445	15,667
Total Gross-to-Net Sales Adjustments	7,509	8,583	20,318	23,309
Total Net Sales	$67,786	$67,738	$177,598	$187,568

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 4 years. As of September 30, 2025, the Company has not entered into any lease arrangements classified as a finance lease.

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

Components of lease expense and other information are as follows:

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Lease Expense
Operating Lease Cost	$154	$374	$440	$1,125
Short-term Lease Cost	240	249	782	988
Variable Lease Cost	42	110	142	418
Total Operating Lease Cost	$436	$733	$1,364	$2,531

Operating Lease – Operating Cash Flows	$158	$267	$449	$782
New ROU Assets – Operating Leases	$48	$-	$535	$52

Other information about lease amounts recognized in our consolidated condensed financial statements is summarized as follows:

	Nine Months Ended
All Amounts in Thousands	September 30, 2025	September 30, 2024

Weighted Average Remaining Lease Term – Operating Leases (in years)	3.08	7.47
Weighted Average Discount Rate – Operating Leases	6.68%	5.18%

Future minimum lease payments under non-cancellable leases as of September 30, 2025 were as follows:

All Amounts in Thousands

Remainder of Year 1	$145
Year 2	569
Year 3	461
Year 4	191
Year 5	124
Thereafter	45
Total future minimum lease payments	1,535
Less imputed interest	(153)
Total	$1,382

Reported as of September 30, 2025
Current operating lease liabilities	496
Long-term operating lease liabilities	886
Total	$1,382

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

The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of September 30, 2025.

As of September 30, 2025, the outstanding principal amount of the term loan was $20.2 million and total amount drawn under the Revolving Facility was zero. The term loan and Revolving Facility have a maturity date of January 21, 2027.

Note N – Provision for Taxes

The effective tax rate for the three months ending September 30, 2025, was 22.0% compared to 23.9% for the same three month period last year. The effective tax rate for the first nine months ending September 30, 2025, was 23.2% compared to 23.9% for the same period last year. The lower tax rate for 2025 was primarily driven by tax windfall adjustments on stock incentives and favorable return to provision adjustments.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes changes such as provisions allowing accelerated tax deductions for qualified property and research expenditures and provides permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act. We are evaluating the impact of these provisions; however, there were no discrete effects in the third quarter, and we do not expect a material impact on our 2025 consolidated financial statements.

Note O – Acquisition

During the three months ended September 30, 2025, the Company acquired substantially all of the Gold Tip assets from Revelyst, Inc. Gold Tip is a leading brand for target archery, bow and crossbow hunting products. The Gold Tip assets acquired at close included $1.5 million in trademarks and immaterial amounts of other assets. The acquired trademarks will be amortized using the straight-line method over 20 years.

This acquisition was not and would not have been material to the Company’s net sales, results of operations or total assets during the three months ended September 30, 2025. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of this acquisition, and therefore, pro-forma results are not presented.

Note P – Subsequent Events

On October 30, 2025, Escalade, Incorporated (“Escalade” or the “Company”) announced that Patrick J. Griffin, the Company’s Vice President, Corporate Development and Investor Relations and a Director, has been appointed as the Company’s Interim President and Chief Executive Officer effective October 29, 2025. Mr. Griffin replaces Armin Boehm, who resigned as of the same date. Mr. Griffin, age 56, has served as Director at Escalade and Vice President, Corporate Development and Investor Relations for Escalade since August 2012. Prior to that, Mr. Griffin served as President of Martin Yale Group, a former subsidiary of Escalade. Mr. Griffin has held various other roles at Escalade since 2002.

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

The United States Government has continued making new announcements concerning tariffs enacted and/or proposed to be enacted on the importation of goods into the United States as well as negotiations of trade agreements to potentially replace such tariffs. Although the United States has begun to negotiate reciprocal trade agreements with several nations, few agreements have been finalized to date and the administration has paused or modified many of its announced tariffs leading to uncertainty with respect to which tariffs may apply and the size and scope of such tariffs. However, recent announcements from China and the US have reignited concerns over a potential trade war. Although the Company has engaged in actions to mitigate the potential impacts from tariffs and other economic pressures such as inflation and supply chain disruptions, it may not be able to effectively protect itself from these risks. Tariffs, a potential trade war with China and other restrictions on trade could result in increased costs and/or the unavailability of goods purchased by the Company, which in turn may result in lower profitability and/or a decline in sales as well as the loss of goodwill among customers. General economic conditions, inflation, recessionary fears, rising interest rates, changes in the housing market and declining consumer confidence also may impact the Company adversely. Management cannot predict the full impact of these factors on the Company. Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the period ended September 30, 2025 are not necessarily indicative of the results to be expected for fiscal year 2025.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	71.9%	75.2%	73.4%	75.3%
Gross margin	28.1%	24.8%	26.6%	24.7%
Selling, administrative and general expenses	16.5%	17.2%	18.0%	17.3%
Amortization	0.8%	1.6%	1.0%	1.2%
Gain on sale of assets held for sale	-	(5.8%)	-	(2.1%)
Operating income	10.8%	11.8%	7.6%	8.3%

Revenue and Gross Margin

Sales increased 0.1% for the third quarter of 2025, compared with the same period in the prior year, primarily due to increased sales within the archery, table tennis, billiards and safety categories, partially offset by softer market demand in our basketball category as well as the strategic phase out of certain categories.

For the nine months ended September 30, 2025, net sales decreased 5.3% compared with the same period in the prior year, driven by the same factors that impacted the third quarter.

Gross margin increased 334 basis points to 28.1% for the third quarter of 2025 compared to 24.8% for the same period in 2024 primarily driven by lower fixed costs and decreased inventory storage and handling costs, partially offset by tariff-related costs. For the nine months ended September 30, 2025, gross margin increased to 26.6% compared to 24.7% for the same period in 2024 driven by the favorable impact of lower fixed costs, partially offset by tariff-related costs and an unfavorable product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $11.2 million for the third quarter of 2025 compared to $11.7 million for the same period in the prior year, a decrease of $0.5 million or 4.1%. SG&A as a percent of sales is 16.5% for the third quarter of 2025 compared with 17.2% for the same period in the prior year.

For the nine months ended September 30, 2025, SG&A were $32.0 million compared to $32.4 million for the same period in the prior year. SG&A as a percent of sales is 18.0% for the nine months ended September 30, 2025 compared with 17.3% for the same period in the prior year.

Provision (Benefit) for Income Taxes

The effective tax rate for the three months ending September 30, 2025 was 22.0% compared to 23.9% for the same three month period last year. The effective tax rate for the nine months ended September 30, 2025 was 23.2% compared to 23.9% for the same period last year.

Financial Condition and Liquidity

Total debt as of September 30, 2025 was $20.2 million, a decrease of $5.4 million from December 31, 2024. The following schedule summarizes the Company’s total debt:

In thousands	September 30, 2025	December 31, 2024	September 30, 2024

Current portion of long-term debt	$7,143	$7,143	$7,143
Long term debt	13,095	18,452	22,353
Total Debt	$20,238	$25,595	$29,496

As a percentage of stockholders’ equity, total debt was 11.7%, 15.1% and 17.3% at September 30, 2025, December 31, 2024, and September 30, 2024 respectively.

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

The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of September 30, 2025.

As of September 30, 2025, the outstanding principal amount of the term loan was $20.2 million and total amount drawn under the Revolving Facility was zero.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2025.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Refer to Note L of the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Item 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional risks or uncertainties that are not presently known to us or that we currently do not consider material to our business. As of the date of this filing, except as set forth below, there have been no material changes in our risk factors from those disclosed in the above-referenced Form 10-K, which risk factors are incorporated herein by reference.

The Company is currently transitioning to a new Chief Executive Officer which may result in some disruption to the Company.

On October 30, 2025, the Company announced the appointment of an Interim President and Chief Executive Officer and the immediate departure of its prior President and Chief Executive Officer. Both changes were effective as of October 29, 2025. This change in executive management may result in some changes and/or disruptions to the Company’s ordinary course of operations. Additionally, the transition to a new Chief Executive Officer requires substantial effort and time of the Company’s Board of Directors and of other Company executives, which may divert attention from other matters. The change in Chief Executive Officer may also give rise to questions, concerns and/or other risks among investors, customers, suppliers and/or employees.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 6/30/2025 under the current repurchase program.	2,443,316	$13.58	2,443,316	$19,133,817
Third quarter purchases:
7/1/2025-7/31/2025	None	None	No Change	No Change
8/1/2025-8/31/2025	None	None	No Change	No Change
9/1/2025-9/30/2025	None	None	No Change	No Change
Total share purchases under the current program	2,443,316	$13.58	2,443,316	$19,133,817

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. Since the program’s inception, the Board has replenished and increased the dollar amount of authorized stock repurchases on multiple occasions. Most recently, in February 2025, the Board of Directors increased the stock repurchase program to $20,000,000. From its inception date through September 30, 2025, the Company has repurchased 2,443,316 shares of its common stock under this repurchase program for an aggregate price of $33,178,513. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

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

Date: October 30, 2025

 ESCALADE, INCORPORATED

By: /s/ Stephen R. Wawrin

Vice President and Chief Financial Officer

(On behalf of the registrant and in his

capacities as Principal Financial Officer

and Principal Accounting Officer)