Form 10-K
period 2025-12-31
ESCALADE INC
filed 2026-02-27
CIK 33488

United States

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Yes ☐ No ☒

Aggregate market value of common stock held by nonaffiliates of the registrant as of June 30, 2025 based on the closing sale price as reported on the NASDAQ Global Market: $136,833,075.

The number of shares of Registrant's common stock (no par value) outstanding as of February 18, 2026: 13,696,311.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's proxy statement relating to its annual meeting of stockholders scheduled to be held on May 5, 2026 are incorporated by reference into Part III of this Report, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year covered by this Form 10-K.

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

Product Category	Brand Names
Archery	Bear Archery®, Trophy Ridge®, Gold Tip™, Bee Stinger™, Cajun Bowfishing®, SIK®, BearX™
Table Tennis	STIGA®, Ping-Pong®
Basketball Goals	Goalrilla™, Goalsetter®, Goaliath®, Silverback®, Hoopstar®
Pickleball	Onix®, DURA®
Play Systems	Woodplay®, Jack & June®
Fitness	The STEP®, Lifeline®, Kettleworx®, Natural Fitness®, PER4M®, USW®, adidas® Fitness
Safety	US WEIGHT®
Game Tables (Hockey and Soccer)	Triumph™, Atomic®, American Legend®, HJ Scott®, Air-Hockey®
Water Sports	RAVE ®
Billiard Tables and Accessories	American Heritage Billiards®, Brunswick Billiards®, Cue&Case®, Lucasi®, Mizerak®, PureX®, Rage®, Players®, Minnesota Fats®, Mosconi™
Darting	Unicorn®, Arachnid®, Accudart®, DMI®
Outdoor Games	Victory Tailgate®, Triumph™ , Zume Games®, ACL®, AllCornhole™

During 2025 and 2024, the Company had one customer that accounted for approximately 19% of the Company’s revenues. During 2025 and 2024 the Company had another customer which accounted for approximately 11% and 13%, respectively, of the Company’s revenues.

As of December 31, 2025, the Company had approximately 23% of its total accounts receivable with one customer. As of December 31, 2024, the Company had approximately 25% of its total accounts receivable with one customer.

Escalade Sports currently manufactures in the USA and imports products from South America and Asia, where the Company utilizes a number of contract manufacturers.

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

Core components of Escalade’s business development and growth strategy have been, and continue to be, investing in product innovation, developing strong brand names, and making strategic acquisitions. Escalade’s strategic acquisitions include, among others, its acquisitions of: the table tennis and pool table assets of the Ideal Toy Company in 1977 and of Harvard Sports, Inc. in 1980; the home exercise equipment business of Marcy Fitness Products, Inc. in 1989; the high quality basketball system assets of Zue Corporation, including the Goalrilla™ brand in 1999; the table tennis assets of Lifetime Products, Inc. in 2000; the darting assets of Accudart in 2001; the filled vinyl weight assets and manufacturing business of U.S. Weight, Inc. in 2001; the assets of North American Archery Group, including the Bear® Archery brand in 2003; the residential playground systems businesses of ChildLife, Inc. in 2005 and of Woodplay in 2006; and the archery assets of Carolina Archery Products in 2006, of Trophy Ridge, LLC in 2007, and of Cajun Archery in 2012. Escalade entered the pickleball product category through acquisitions of Pickleball Now and Onix Sports in 2014 and 2015, expanded its billiard accessory business with the acquisition of Cue&Case Sales, Inc. in 2014, and expanded its basketball distribution and domestic sourcing by acquiring Goalsetter Systems, Inc. in 2015. In 2016, Escalade acquired the assets of Triumph Sports USA, a leader in the indoor and outdoor games categories, in 2017 acquired the assets of Lifeline Fitness, Inc., a leader in the fitness industry, in 2018 acquired Victory Tailgate, a manufacturer of premium licensed and custom tailgating games, in 2020 acquired the billiard table, game room and recreational product lines of American Heritage Billiards, and in 2020 also acquired the assets of RAVE Sports, providing entry into the water recreational products category. In January 2022, Escalade acquired the assets of the Brunswick Billiards® business from Life Fitness, LLC, which complemented the Company’s existing portfolio of billiards brands and other offerings in the Company’s indoor recreation market. In September 2025, Escalade acquired the assets of Gold Tip, a leading brand of products for target archery and bow and crossbow hunting from Revelyst, Inc., strengthening the Company’s market position in archery. In December 2025, Escalade acquired AllCornhole, a leading brand and supplier of cornhole bags and equipment for competitive cornhole play.

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

Licenses, Trademarks and Brand Names

The Company owns several registered trademarks and brand names including but not limited to Goalrilla™, Goalsetter®, Bear Archery®, Gold Tip™, Bee Stinger™, Brunswick Billiards®, Onix®, Ping-Pong®, The Step®, Lifeline® and Woodplay®. See “BUSINESS-General” for additional trademarks and brand names. The Company has an agreement and contract with STIGA Sports AB for the exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA® for North America.

Backlog and Seasonality

Sales are based primarily on standard purchase orders and in most cases, orders are shipped within the same month received. Unshipped orders at the end of the fiscal year (backlog) were not material and therefore are not an indicator of future results. Due to diversity in product categories, revenues have not been seasonal and are not expected to be so in the future.

Employees

The number of employees at December 31, 2025 and December 31, 2024 were as follows:

	2025	2024
Sporting Goods
USA	414	427
Asia	30	30
Total	444	457

Of Escalade’s 444 employees at December 31, 2025, 437 were full time employees and 7 were part time employees.

Sources of Supplies

Raw materials for Escalade's various product lines consist of, but are not limited to, wood, steel, aluminum, plastics, fiberglass and packaging materials. Escalade relies upon suppliers in various countries and upon various third party Asian manufacturers for many of its products. The Company believes these sources will continue to provide adequate supplies as needed and that all other materials needed for the Company’s various operations are available in adequate quantities from a variety of domestic and foreign sources. From time to time, Escalade may experience disruptions in its supply chain due to circumstances beyond its control, such as the outbreak of public health crises and limited availability of shipping containers and other third party logistics backlog, which disruptions could adversely impact Escalade in the future. To alleviate these concerns, Escalade continues its efforts to develop other potential sources of products and raw materials. In recent years, Escalade has increased its sourcing of some products and raw materials from Brazil, Vietnam and Indonesia.

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

Although the Company endeavors to accurately predict changes in customer demand and consumer spending patterns with respect to the Company’s products, demand for products can change significantly between the time inventory is ordered and the date of sale. The Company has in the past, and may in the future, experienced excess inventory levels which adversely impacted its operating results. During 2024 and 2025, the Company successfully reduced inventory to more normalized levels across most of its categories.

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

The Company is currently transitioning to a new Interim Chief Executive Officer which may result in some disruption to the Company.

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

The Company has two major customers, each of which accounted for more than ten percent, and together accounted for thirty percent, of consolidated gross sales in the Company’s 2025 fiscal year. The Company also has several other large customers, none of which represent more than ten percent of consolidated gross sales, and historically has derived substantial revenues from these customers. Our customers continue to experience industry consolidation, which increases our risk that we may be unable to find sufficient alternative customers. The Company needs to continue to expand its customer base, including sales of new product offerings to existing customers, in order to minimize the effects of the loss of any single customer in the future. If sales to one or more of the large customers would be lost or materially reduced, there can be no assurance that the Company will be able to replace such revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The use of artificial intelligence poses risks that could adversely impact our business.

We are beginning to incorporate the use of artificial intelligence tools into our business processes and anticipate that we and our competitors may expand the use of these technologies. We may have to expend significant time and resources to develop and implement artificial intelligence into our processes. If our use of artificial intelligence yields results that are incomplete, inaccurate, biased, controversial, or otherwise deficient, we may face legal liability, reputational harm, or other adverse consequences. We may also incur increased costs and face potential liability due to evolving legal and regulatory standards governing the use of artificial intelligence. Additionally, we may face competitive disadvantages if we do not match our competitors development and use of artificial intelligence.

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

Our import operations are subject to complex custom laws, regulations, tax requirements, and trade regulations, such as tariffs set by governments through mutual agreements or bilateral actions. U.S. tariffs on goods imported into the U.S., particularly goods from China, have resulted in increased costs of goods purchased by the Company, which in turn may result in lower profitability if we are unable to offset such increases through higher prices, and/or that we may suffer a decline in sales if our customers do not accept price increases.

Additionally, the U.S. government’s tariff policies, particularly as to China, Mexico and Canada, have fluctuated over the past year and created significant uncertainty with respect to future tax and trade regulations and the potential competitive effects of such actions. The countries in which our products are manufactured or imported have imposed and may again in the future impose additional quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. It is unclear what the U.S. administration or foreign governments specifically will or will not do with respect to tariffs, tax policies, or other international trade agreements, regulations and policies in the long term. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products or any resulting negative sentiments towards the United States could materially adversely affect the Company’s business, financial condition, operating results and cash flows.

The Company faces risks associated with our operations in China.

The Company has key suppliers in China and numerous products sold by the Company are manufactured in China. The Company also has a wholly-owned Chinese subsidiary that facilitates the Company’s sourcing operations in China. As a result, the Company’s business is subject to risks associated with doing business in China including, but not limited to, political and social conditions, conflicts between China and the U.S., existing and future laws, regulations and policies, state ownership of and/or control or influence over certain companies and industries, protection of intellectual property rights and uncertainties associated with enforcing contractual obligations and laws. In addition, there are U.S. laws, rules and regulations that impose restrictions or requirements that could affect the Company, such as the Uyghur Forced Labor Prevention Act (“UFLPA”) enacted by Congress in 2021 that imposes a presumptive ban on the import of goods to the U.S. that are made, wholly or in part, in the Xinjiang Uyghur Autonomous Region (“XUAR”) of China. Although the Company believes it is in compliance with the UFLPA and all other U.S. and Chinese laws impacting its operations in China, these risks generally associated with doing business in China could adversely affect our business, financial condition and results of operations.

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

Our business is tied to general economic and industry conditions as demand for sporting goods depends largely on the strength of the U.S. economy, and to a lesser extent, by the economies of Asia, Mexico, Canada and Europe. We cannot predict economic downturns or how robust the economy may be nor whether such downturns or growth will be sustained. If economic growth is slow to occur, or if the economy experiences a prolonged period of decelerating or negative growth, the Company’s results of operations may be negatively impacted. In general, the Company’s sales depend on discretionary spending by consumers. Business and financial performance may be adversely affected by current and future economic conditions, including unemployment levels, energy costs, interest rates, recession, inflation, the impact of natural disasters and terrorist activities, public health crisis, consumer confidence, the availability and cost of credit, bankruptcies or financial difficulties of our customers and suppliers, and other matters that influence business and consumer spending. These factors have had and could continue to have a substantial impact on our business.

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

Our cybersecurity risk management program is integrated into our overall risk management system. Key components of our cybersecurity risk management program include:

●

Risk Assessment – We regularly conduct risk assessments to identify and evaluate potential cybersecurity threats and vulnerabilities. These assessments consider factors such as our current IT infrastructure, the sensitivity of our data, industry best practices, and emerging cybersecurity trends.

●

Threat Detection and Prevention – Given our limited resources, we prioritize the deployment of cost-effective tools and technologies for threat detection and prevention. This includes the use of firewalls, intrusion detection systems, antivirus software, security information and event management (SIEM) solutions, and a managed detection and response (MDR) solution, which enhances continuous monitoring, threat detection, and incident response capabilities.

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

●

Continuous Improvement – We are committed to continuously improving our cybersecurity posture in line with industry standards and best practices. This includes staying informed about emerging threats and vulnerabilities, leveraging insights from security monitoring and response activities, conducting regular security audits and assessments and investing in cybersecurity technologies and training as resources allow.

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

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its overall risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other threats or risks. The Audit Committee is primarily responsible for overseeing the Company’s risk management processes, which include cybersecurity, global operations, product compliance and other regulatory risks.

The Audit Committee receives reports from management regarding the Company’s assessment of the cybersecurity risks, and other risks, on an annual basis. In addition, management updates the Audit Committee, as necessary, regarding any significant cybersecurity incidents. The Audit Committee reports regularly to the full Board regarding its activities, including those related to cybersecurity.

Management of the Company is responsible for the day to day risk management process, specifically the Vice President of IT, who reports and operates under the direction of the Chief Financial Officer (CFO), who then reports directly to the Audit Committee regarding such risks. The CFO provides updates to the Audit Committee on cybersecurity risks and threats annually, but the Vice President of IT attends both the Audit Committee meetings and the Board meetings to provide further updates on cybersecurity and other IT related matters. At a minimum, the Audit Committee is given updates on a quarterly basis, but if a situation were to arise, the Audit Committee would be notified once the Company was aware of the issue.

Our management team, led by our CFO, is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity risks and incidents through updates by our Vice President of IT. Our CFO and Vice President of IT are responsible for assessing and managing risks that may arise from cybersecurity threats. Our CFO has over 10 years of experience managing IT operations including strategy, infrastructure and execution. Our Vice President of IT has over 20 years of experience in information technology including roles managing operations, compliance, development, applications, information security, support and execution.

ITEM 2—PROPERTIES

At December 31, 2025, the Company owned or operated from the following locations:

Location	Square Footage	Owned or Leased	Use

Evansville, Indiana, USA	771,000	Owned	Distribution; sales and marketing; engineering; administration
Olney, Illinois, USA	238,500	Owned	Distribution; sales and marketing; engineering; manufacturing
Gainesville, Florida, USA	154,200	Owned	Manufacturing and distribution
Bristol, WI, USA	118,350	Owned	Distribution; sales and marketing; engineering
Eagan, MN, USA	41,600	Leased	Distribution; sales and marketing; engineering
Shanghai, China	6,674	Leased	Sales and sourcing

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

As of February 18, 2026, there were approximately 85 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 9/30/2025 under the current repurchase program.	2,443,316	$13.58	2,443,316	$19,133,817
Fourth quarter purchases:
10/1/2025 – 10/31/2025	None	None	No Change	No Change
11/1/2025 – 11/30/2025	23,803	$12.72	2,467,119	$18,831,087
12/1/2025 – 12/31/2025	48,631	$12.83	2,515,750	$18,206,933
Total share purchases under the current program	2,515,750	$13.56	2,515,750	$18,206,933

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. Since the program’s inception, the Board has replenished and increased the dollar amount of authorized stock repurchases on multiple occasions. Most recently, in February 2025, the Board of Directors increased the stock repurchase program to $20,000,000. From its inception date through December 31, 2025, the Company has repurchased 2,515,750 shares of its common stock under this repurchase program for an aggregate price of $34,105,397. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

See Item 12 for information regarding equity compensation plan information.

ITEM 6—[RESERVED]

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section should be read in conjunction with Item 1: Business; Item 1A: Risk Factors; and Item 8: Financial Statements and Supplementary Data.

Forward-Looking Statements

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder. All statements, other than statements of historical fact, are forward-looking statements. These statements relate to our financial condition, results of operations, plans, objectives, future performance, capital actions or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties. These risks include, but are not limited to: Escalade’s ability to achieve its business objectives; Escalade’s plans and expectations surrounding the transition to its new Chief Executive Officer and all potential related effects and consequences; Escalade’s ability to successfully implement actions to lessen the potential impacts of tariffs, a potential trade war with China and other trade restrictions applicable to our products and raw materials, including impacts on the costs of producing our goods, importing products and materials into our markets for sale, and on the pricing of our products; our international operations, including any related to political uncertainty and geopolitical tensions; Escalade’s ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses and of divestitures or discontinuances of certain operations, assets, brands, and products; the continuation and development of key customer, supplier, licensing and other business relationships; Escalade’s ability to protect its intellectual property; Escalade’s ability to develop and implement our own direct to consumer e-commerce distribution channel; the impact of competitive products and pricing; product demand and market acceptance; new product development; Escalade’s ability to successfully negotiate the shifting retail environment and changes in consumer buying habits; the financial health of our customers; disruptions or delays in our business operations, including without limitation disruptions or delays in our supply chain, arising from political unrest, war, terrorist attacks, labor strikes, natural disasters, public health crises such as the coronavirus pandemic, and other events and circumstances beyond our control; the evaluation and implementation of remediation efforts designed and implemented to enhance the Company’s control environment; the potential identification of one or more additional material weaknesses in the Company’s internal control of which the Company is not currently aware or that have not yet been detected; Escalade’s ability to control costs, including managing inventory levels; general economic conditions, including inflationary pressures; fluctuation in operating results; changes in foreign currency exchange rates; changes in the securities markets; continued listing of the Company’s common stock on the NASDAQ Global Market; the Company’s inclusion or exclusion from certain market indices; Escalade’s ability to obtain financing, to maintain compliance with the terms of such financing and to manage debt levels; the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology; the potential impact of actual or perceived defects in, or safety of, our products, including any impact of product recalls or legal or regulatory claims, proceedings or investigations involving our products; risks related to data security of privacy breaches; the potential impact of regulatory claims, proceedings or investigations involving our products; Escalade’s use of estimates in its financial reporting as well as in its forward looking statements; and other risks detailed from time to time in Escalade’s filings with the Securities and Exchange Commission. Escalade’s future financial performance could differ materially from the expectations of management contained herein. Escalade undertakes no obligation to release revisions to these forward-looking statements after the date of this report.

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

In September 2025, Escalade acquired the assets of Gold Tip, a leading brand of products for target archery and bow and crossbow hunting from Revelyst, Inc., strengthening the Company’s market position in archery. In December 2025, Escalade acquired AllCornhole, a leading brand and supplier of cornhole bags and equipment for competitive cornhole play.

Management seeks acquisitions that strengthen the Company’s leadership in various product categories or provide entry into attractive new product categories. The Company also sometimes divests or discontinues certain operations, assets, and products that do not perform to the Company's expectations or no longer fit with the Company's strategic objectives. Consistent with that philosophy, the Company completed the discontinuance of its Mexico operations, sale of its Mexican facilities, discontinuance of its Orlando, FL operations and terminated its long-term lease for the Orlando, FL facility in 2024.

Management believes that key indicators in measuring the success of these strategies are revenue growth, earnings growth, new product introductions, and the expansion of channels of distribution. The following table sets forth the annual percentage change in revenues and net income over the past two years:

	2025	2024

Net sales
Sporting Goods	(4.5%)	(4.6%)
Consolidated	(4.5%)	(4.6%)

Net income
Sporting Goods	(1.0%)	72.6%
Consolidated	5.5%	32.1%

General economic conditions, inflation, recessionary fears, rising interest rates, changes in the housing market and declining consumer confidence may impact the Company adversely. Management cannot predict the full impact of these factors on the Company. Due to the above circumstances and as described generally in this Form 10-K, the Company’s results of operations for the 2025 fiscal year are not necessarily indicative of the results to be expected for fiscal year 2026.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net sales:

	2025	2024
Net sales	100.0%	100.0%
Cost of products sold	73.1%	75.3%
Gross margin	26.9%	24.7%
Selling, administrative and general expenses	18.2%	17.2%
Amortization	0.9%	1.1%
Gain on sale of assets held	-	(1.6%)
Operating income	7.8%	8.0%

Revenue and Gross Margin

Net sales decreased 4.5% in 2025 compared to 2024. The Company recognized declines in sales across multiple categories due to softer consumer demand, partially offset by improved demand in the archery, billiards, and fitness categories.

The overall gross margin increased to 26.9% in 2025 compared with 24.7% in 2024. Gross margins were favorably impacted by lower manufacturing costs due to a smaller operational footprint, when compared to the prior-year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $43.6 million in 2025 compared to $43.3 million in 2024, an increase of $0.3 million or 0.7%. The increase in SG&A was primarily related to CEO transition costs incurred during 2025. SG&A as a percent of sales is 18.2% in 2025 compared with 17.2% in 2024.

Provision for Income Taxes

The effective tax rate for 2025 and 2024 was 24.0% and 26.9%, respectively. The 2025 effective tax rate is higher than the federal statutory rate primarily due to the impact of state taxes and nondeductible expenses. The 2024 effective tax rate is higher than the federal statutory rate primarily due to state income tax expense, nondeductible expenses, and the sale of Harvard Sports, partially offset by federal income tax credits.

Sporting Goods

Net sales, operating income, and net income for the Sporting Goods segment for the two years ended December 31, 2025 were as follows:

In Thousands	2025	2024

Net sales	$240,158	$251,510
Operating income	21,346	23,088
Net income	14,970	15,128

Net sales decreased 4.5% in 2025 compared to 2024.

Gross margin in 2025 was 26.9% compared to 24.7% in 2024. Operating income, as a percentage of net sales, decreased to 8.9% in 2025 compared to 9.2% in 2024.

Financial Condition and Liquidity

The current ratio, a basic measure of liquidity (current assets divided by current liabilities), for 2025 was 4.3, compared to 3.9 in 2024. Receivable levels decreased to $46.3 million in 2025 compared with $48.8 million in 2024 as a result of lower sales. Net inventory decreased $7.5 million to $68.5 million in 2025 from $76.0 million in 2024, due to continued efforts to right size our on hand inventory. Trade accounts payable and accrued liabilities decreased $4.1 million to $22.8 million from $26.9 million in 2024.

The Company’s working capital requirements are primarily funded through cash flows from operations and revolving credit agreements with its bank. During 2025, the Company’s maximum borrowings under its primary revolving credit lines and overdraft facility totaled $27.0 million compared to $58.7 million in 2024. The overall effective interest rate in 2025 was 3.7% compared to the effective rate of 5.4% in 2024. Total debt at the end of the Company’s 2025 fiscal year was $18.5 million.

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

On October 11, 2024, the Company entered into the Fifth Amendment to the 2022 Restated Credit Agreement. This amendment eliminated the fixed charge coverage ratio covenant and related provisions. The fixed charge ratio covenant was replaced by a new minimum interest coverage ratio covenant of 3.50 to 1:00 effective September 30, 2024. The amendment further revised the restricted payments covenant to provide that if at any time the Company’s Funded Debt to EBITDA Ratio would exceed 1.75 to 1.0, then the aggregate combined total of cash dividends and Company share repurchases may not exceed $12.0 million in any trailing twelve-month period.

The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of December 31, 2025.

As of December 31, 2025, the outstanding principal amount of the term loan was $18.5 million and total amount drawn under the Revolving Facility was zero.

Cash flows from operations and revolving credit agreements were used to pay shareholder dividends and to fund stock repurchases.

The Company believes cash generated from its projected 2026 operations and the commitment of borrowings from its primary lender will provide it with sufficient cash flows for its operations. The Company expects cash generated from 2026 and Q1 2027 operations will be sufficient to pay the remaining term loan balance of $11.3 million due on January 21, 2027.

It is possible that if economic conditions deteriorate, this could have adverse effects on the Company’s ability to operate profitably during fiscal year 2026. To the extent that occurs, management will pursue cost reduction initiatives and consider realignment of its infrastructure in an effort to match the Company’s overhead and cost structure with the sales level dictated by current market conditions.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under the sub-heading “New Accounting Pronouncements”.

Contractual Obligations

The following schedule summarizes the Company’s material contractual obligations as of December 31, 2025:

Amounts in thousands	Total	2026	2027	2028	2029	2030	Thereafter

Debt(1)	$18,452	$7,143	$11,309	$-	$-	$-	$-
Future interest payments(1)	610	442	168	-	-	-	-
Operating leases	1,447	580	473	203	136	55	-
Minimum payments under purchase, royalty and license agreements	8,883	1,957	5,621	641	664	-	-
Total	$29,392	$10,122	$17,571	$844	$800	$55	$-

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

The Company has one reporting unit that is identical to our operating segment, Sporting Goods. Of the total recorded goodwill of $42.3 million at December 31, 2025, the entire amount was allocated to the Escalade Sports reporting unit. The results of the quantitative impairment assessment of the Escalade Sports reporting unit indicated that the fair value of the reporting unit was greater than the carrying value as of September 1, 2025. The Company performed a qualitative assessment for the interim period from September 1, 2025 to December 31, 2025. The results of the qualitative impairment assessment indicated that it was not “more likely than not” that the fair value of the reporting unit was less than the carrying value as of December 31, 2025.

Capital Expenditures

As of December 31, 2025, the Company had no material commitments for capital expenditures. In 2026, the Company has budgeted capital expenditures in the range of approximately $4.2 million to $5.2 million. Actual expenditures may be higher or lower than budgeted amounts.

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

The management of Escalade assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (published in 2013) and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal control. Based on this assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

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

/s/ Patrick J. Griffin, Interim Chief Executive Officer	/s/ Stephen R. Wawrin, Chief Financial Officer

Changes in Internal Control over Financial Reporting

Management’s evaluation did not identify any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to Directors and Executive Officers will be contained in the registrant's proxy statement relating to its annual meeting of stockholders scheduled to be held on May 5, 2026 under the captions “Certain Beneficial Owners,” “Election of Directors,” “Executive Officers of the Registrant,” “Board of Directors, Its Committees, Meetings and Functions,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

Information required under this item with regard to insider trading policies and procedures will be contained in the registrant's proxy statement relating to its annual meeting of stockholders scheduled to be held on May 5, 2026 under the caption “Compensation Discussion and Analysis – Prohibitions on Hedging” and is incorporated herein by reference.

ITEM 11— EXECUTIVE COMPENSATION

Information required under this item will be contained in the registrant's proxy statement relating to its annual meeting of stockholders scheduled to be held on May 5, 2026 under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” and is incorporated herein by reference, except that the information required by Item 407(e)(5) of Regulation S-K which appears under the caption “Report of the Compensation Committee” is specifically not incorporated by reference into this Form 10-K or into any other filing by the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information required by Item 201(d) of Regulation S-K, which is included below, information required by this item will be contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 5, 2026 under the captions “Certain Beneficial Owners” and “Election of Directors” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders (1)	-	-	551,780
Equity compensation plans not approved by security holders	-	-	-
Total	-		551,780

(1) The maximum number of shares that can be awarded under the Escalade, Incorporated 2017 Incentive Plan is 1,661,598. The plan was approved by stockholders at Escalade’s Annual Meetings of Stockholders in 2017.

(2) Does not include 232,188 shares subject to outstanding, unvested restricted stock unit awards.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K will be contained in the registrant’s proxy statement relating to its annual meeting of stockholders to be held on May 5, 2026 under the captions “Election of Directors” and “Board of Directors, Its Committees, Meetings and Functions” and is incorporated herein by reference. The information required by Item 404 of Regulation S-K will be contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 5, 2026 under the caption “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s independent registered accounting firm is Grant Thornton, LLP; St. Louis, MO; PCAOB ID: 248. The information required by this item will be contained in the registrant’s proxy statement relating to its annual meeting of stockholders scheduled to be held on May 5, 2026 under the caption “Principal Accounting Firm Fees” and is incorporated herein by reference.

Part IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

(1)	Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated financial statements of Escalade, Incorporated and subsidiaries:

Consolidated balance sheets—December 31, 2025 and December 31, 2024

Consolidated statements of operations—fiscal years ended December 31, 2025 and December 31, 2024

Consolidated statements of stockholders’ equity—fiscal years ended December 31, 2025 and December 31, 2024

Consolidated statements of cash flows—fiscal years ended December 31, 2025 and December 31, 2024

Notes to consolidated financial statements

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(3)	Exhibits
3.1	Articles of Incorporation of Escalade, Incorporated. Incorporated by reference from Exhibit 3.1 to the Company’s 2007 First Quarter Report on Form 10-Q.
3.2	Amended By-Laws of Escalade, Incorporated. Incorporated by reference from Exhibit 3.2 to the Company’s 2022 Third Quarter Report on Form 10-Q filed on October 27, 2022.
4.1	Description of Escalade’s Registered Securities. Incorporated by reference from Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2024 and filed on March 10, 2025.
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

10.11

Executive Severance Agreement executed January 31, 2025, to be effective as of April 1, 2025, by and between Armin Boehm and Escalade, Incorporated. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 6, 2025.

10.12

Amendment, Waiver, Release, Non-Competition, Non-Solicitation, and Non-Disclosure Agreement dated as of November 5, 2025, by and between Armin Boehm and Escalade, Incorporated. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2025.

10.13

Offer Letter, dated November 10, 2025, by and between Patrick J. Griffin and Escalade, Incorporated. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2025.

19.1

Escalade, Incorporated Confidentiality of Insider Information and Securities Trades by Company Personnel. Incorporated by reference from Exhibit 19.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2023 and filed on March 29, 2024.

21	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton, LLP
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32.1	Chief Executive Officer Section 1350 Certification
32.2	Chief Financial Officer Section 1350 Certification
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

Escalade, Incorporated and Subsidiaries

Index to Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries and Independent Accountants’ Reports are submitted herewith:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Escalade, Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Escalade, Incorporated (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2026 expressed an unqualified opinion.

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

Goodwill impairment assessment for the Escalade Sports reporting unit

As described further in Note 1 and Note 5 to the consolidated financial statements, the goodwill balance as of December 31, 2025, was $42.3 million, of which all of that balance was allocated to the Escalade Sports reporting unit. The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company estimates the fair value of the Escalade Sports reporting unit by using a combination of the income and market approaches to perform the impairment assessment. We identified the determination of the Escalade Sports reporting unit’s fair value used in the goodwill impairment assessment as a critical audit matter.

The audit of the fair value and the related assumptions required a high degree of auditor judgment, including the need to involve our fair value specialists when testing the reasonableness of the models and methodologies used by management. Additionally, the fair value estimate contained highly judgmental and significant assumptions such as the revenue projections and assumed gross profit margins.

Our audit procedures related to the goodwill impairment assessment for the Escalade Sports reporting unit included the following, among others.

●	We tested the effectiveness of internal controls over the goodwill impairment analysis, including those over the inputs and assumptions used in the projections.

●	We evaluated the reasonableness of management’s projections by comparing the projections to historical financial results, independent estimates, and industry reports.

●	We performed sensitivity analyses of changes in the growth rate, which is the significant assumption, to evaluate the resulting changes in fair value with the assistance of our fair value specialists.

●

We evaluated the reasonableness of the valuation methodologies, certain assumptions used within the models, and tested the mathematical accuracy of the valuation models with the assistance of our fair value specialists.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2024.

St. Louis, Missouri

February 27, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Escalade, Incorporated

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Escalade, Incorporated (an Indiana corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.

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

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

St. Louis, Missouri

February 27, 2026

Escalade, Incorporated and Subsidiaries

Consolidated Balance Sheets

All Amounts in Thousands Except Share Information	December 31, 2025	December 31, 2024

ASSETS
Current Assets:
Cash and cash equivalents	$11,878	$4,194
Receivables, less allowance for credit losses of $1,226 and $694; respectively	46,315	48,768
Inventories	68,474	76,025
Prepaid expenses	3,351	4,372
Prepaid income tax	557	465
TOTAL CURRENT ASSETS	130,575	133,824

Property, plant and equipment, net	22,355	22,221
Operating lease right-of-use assets	1,276	1,186
Intangible assets, net	25,445	25,838
Goodwill	42,326	42,326
Other assets	132	935
TOTAL ASSETS	$222,109	$226,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,143	$7,143
Trade accounts payable	9,150	11,858
Accrued liabilities	13,680	15,050
Current operating lease liabilities	510	444
TOTAL CURRENT LIABILITIES	30,483	34,495

Long-term debt	11,309	18,452
Deferred income tax liability, net	6,303	3,302
Operating lease liabilities	798	787
Other liabilities	-	297
TOTAL LIABILITIES	48,893	57,333

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock
Authorized: 1,000,000 shares, no par value, none issued	-	-
Common stock
Authorized: 30,000,000 shares, no par value
Issued and outstanding: 2025 —13,696,311 shares, 2024 —13,732,719 shares	3,013	4,218
Retained earnings	170,203	164,779
TOTAL STOCKHOLDERS’ EQUITY	173,216	168,997
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$222,109	$226,330

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Operations

	Years Ended
All Amounts in Thousands Except Per Share Data	December 31, 2025	December 31, 2024

Net Sales	$240,158	$251,510

Costs and Expenses
Cost of products sold	175,513	189,306
Selling, administrative and general expenses	43,626	43,303
Amortization	2,292	2,802
Gain on sale of assets held for sale	-	(3,905)

Operating Income	18,727	20,004

Other Income (Expense)
Interest expense	(836)	(2,302)
Other income	131	74

Income Before Income Taxes	18,022	17,776

Provision for Income Taxes	4,321	4,790

Net Income	$13,701	$12,986

Earnings Per Share Data:
Basic earnings per share	$1.00	$0.94
Diluted earnings per share	$0.99	$0.93

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at December 31, 2023	13,737	$4,480	$160,099	$164,579

Net income	-	-	12,986	12,986
Expense of restricted stock units	-	1,932	-	1,932
Settlement of restricted stock units	140	-	-	-
Dividends declared	-	-	(8,306)	(8,306)
Purchase of stock	(144)	(2,194)	-	(2,194)

Balances at December 31, 2024	13,733	$4,218	$164,779	$168,997

Net income	-	-	13,701	13,701
Expense of restricted stock units	-	1,651	-	1,651
Settlement of restricted stock units	165	-	-	-
Issuance of common stock for service	16	242	-	242
Dividends declared	-	-	(8,277)	(8,277)
Purchase of stock	(218)	(3,098)	-	(3,098)

Balances at December 31, 2025	13,696	$3,013	$170,203	$173,216

See notes to consolidated financial statements.

Escalade, Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
All Amounts in Thousands	December 31, 2025	December 31, 2024
Operating Activities:
Net Income	$13,701	$12,986
Reconciling adjustments:
Depreciation and amortization	5,063	6,041
Allowance for credit losses	983	747
Stock option and restricted stock unit expense	1,651	1,932
Issuance of common stock for service	242	-
Deferred income taxes	3,001	177
Loss (gain) on disposals of assets	7	(3,651)
Changes in
Accounts receivable	1,469	470
Inventories	7,551	16,437
Prepaids and other assets	1,732	(1,724)
Accounts payable and accrued expenses	(4,386)	2,634
Net cash provided by operating activities	31,014	36,049

Investing Activities:
Purchase of property and equipment	(2,512)	(2,038)
Acquisitions	(2,300)	-
Proceeds from sale of property and equipment	-	5,967
Net cash (used in) provided by investing activities	(4,812)	3,929

Financing Activities:
Dividends paid	(8,277)	(8,306)
Proceeds from issuance of long-term debt	26,208	114,785
Payments on long-term debt	(33,351)	(140,085)
Purchase of stock	(3,098)	(2,194)
Net cash used in financing activities	(18,518)	(35,800)

Increase in Cash and Cash Equivalents	7,684	4,178

Cash and Cash Equivalents, beginning of year	4,194	16

Cash and Cash Equivalents, end of year	$11,878	$4,194

Supplemental Cash Flows Information
Interest paid	$812	$2,231
Income taxes paid, net	$1,708	$4,989

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

Cash and Cash Equivalents

Highly liquid financial instruments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Cash and cash equivalent balances may at times be in excess of federally insured limits. The Company maintains its cash and cash equivalent balances at high-credit quality financial institutions. Book overdrafts that result from outstanding checks in excess of our bank balance are reclassified to accrued liabilities. As of December 31, 2025, the Company reclassed $4 thousand of book overdrafts to accrued liabilities. As of December 31, 2024, the Company reclassed $134 thousand of book overdrafts to accrued liabilities.

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

Inventories at fiscal year-ends were as follows:

In Thousands	2025	2024

Raw materials	$2,735	$2,721
Work in process	2,940	2,370
Finished goods	62,799	70,934
	$68,474	$76,025

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

In Thousands	2025	2024

Land	$1,337	$1,306
Buildings and leasehold improvements	30,083	28,954
Machinery and equipment	26,782	27,616
Total cost	58,202	57,876
Accumulated depreciation and amortization	(35,847)	(35,655)
	$22,355	$22,221

Depreciation expenses relating to property, plant and equipment for the years ended December 31, 2025 and 2024 were $2.8 million and $3.2 million, respectively.

The Company evaluates the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimates of future cash flows used to test recoverability of long-lived assets include separately identifiable undiscounted cash flows expected to arise from the use and eventual disposition of the assets. Where estimated future cash flows are less than the carrying value of the assets, impairment losses are recognized based on the amount by which the carrying value exceeds the fair value of the assets. No asset impairment was recognized during the years ended 2025 or 2024.

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

During the third quarter of 2025 we identified a potential indicator of impairment due to the increase in tariff-related costs which led to the conclusion that a triggering event had occurred. Therefore, management performed a quantitative impairment analysis as of September 1, 2025 for goodwill, which included a detailed calculation of the fair value of our reporting unit. Based on our interim impairment test of goodwill as of September 1, 2025, it was determined that the fair value of the reporting unit was in excess of the carrying value.

A Step 0 analysis was performed during the remaining period from September 1, 2025 through December 31, 2025. Additionally, a Step 0 analysis was performed during 2025 and 2024 for our indefinite lived trade names. The results of these impairment analyses indicated that the fair values of the trade names and reporting unit are not less than their carrying values. Our estimates of discounted cash flows, selected multiples and market value of invested capital to derive the fair value were measured in accordance with ASC 350, Intangibles – Goodwill and Other. Inputs to determine the fair value are considered to be level 3 inputs. We are using estimates of discounted cash flows that may change, and if they change negatively it could result in the need to write down those assets to fair value.

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

Foreign Currency

The functional currency for the foreign operations of Escalade is the U.S. dollar. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Operations and were insignificant in fiscal years 2025 and 2024.

Cost of Products Sold

Cost of products sold is comprised of those costs directly associated with or allocated to the products sold and include materials, labor and factory overhead.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs incurred during 2025 and 2024 were approximately $3.2 million and $3.2 million, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expenses include personnel-related costs, including stock-based compensation, selling, advertising, and other general operating expenses. Advertising costs are expensed in the period incurred. Total advertising expenses incurred during 2025 and 2024 were approximately $7.7 million and $7.2 million, respectively.

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

New Accounting Pronouncements and Changes in Accounting Principles

Standards Adopted:

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This amendment requires entities to provide additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. The amendment requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The Company adopted ASU 2023-09 during the year ended December 31, 2025, on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial condition or results of operation, but resulted in expanded disclosures within the income tax footnote related to the rate reconciliation and income taxes paid.

New Accounting Standards to be Adopted

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

Note 2 —    Certain Estimates

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

Listed below are certain estimates and assumptions related to the preparation of the consolidated financial statements:

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

Changes in product warranty were as follows:

In Thousands	2025	2024

Beginning balance	$649	$590
Additions	1,012	1,690
Deductions	(1,043)	(1,631)
Ending balance	$618	$649

Allowance for Credit Losses

The Company provides an allowance for credit losses based upon a review of outstanding receivables, historical collection experience and financial condition of the customer. Accounts receivables are ordinarily due between 30 and 60 days after the issuance of the invoice. Changes in allowance for credit losses were as follows:

In Thousands	2025	2024

Beginning balance	$694	$652
Additions	983	747
Deductions	(451)	(705)
Ending balance	$1,226	$694

Note 3 —    Accrued Liabilities

Accrued liabilities consist of the following:

In Thousands	2025	2024

Employee compensation	$5,091	$4,635
Customer co-op and volume allowances	1,475	1,543
Customer return accruals and other allowances	3,849	5,165
Other accrued items	3,265	3,707
	$13,680	$15,050

Note 4 —    Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 4 years. As of December 31, 2025, the Company has not entered into any lease arrangements classified as a finance lease.

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

ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease and are factored into the ROU asset/liability when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease costs include payments for taxes and common area maintenance charges.

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

Components of lease expense and other information are as follows:

All Amounts in Thousands	Twelve Months Ended December 31, 2025	Twelve Months Ended December 31, 2024

Lease Expense
Operating Lease Cost	$584	$1,341
Short-term Lease Cost	1,031	1,228
Variable Lease Cost	189	529
Gain on Lease Termination	-	(685)
Total Operating Lease Cost	$1,804	$2,413

Operating Lease – Operating Cash Flows	$597	$991
New ROU Assets/Liabilities – Operating Leases (non-cash)	$585	$52

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Period Ended December 31, 2025	Period Ended December 31, 2024
Weighted Average Remaining Lease Term – Operating Leases (in years)	2.96	2.84
Weighted Average Discount Rate – Operating Leases	6.72%	6.23%

Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows:

All Amounts in Thousands
2026	$580
2027	473
2028	203
2029	136
2030	55
Thereafter	-
Total future minimum lease payments	1,447
Less imputed interest	(139)
Total	$1,308

Note 5 —    Acquired Intangible Assets and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets, excluding intangible assets which have been fully amortized, are summarized in the following table:

	2025		2024
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	24,715	24,608	24,715	24,533
Customer list	22,017	14,776	22,017	13,122
Trade names	20,535	2,438	18,636	1,875
	67,267	41,822	65,368	39,530

Amortization expense was $2.3 million and $2.8 million for 2025 and 2024, respectively. At December 31, 2025, the net carrying amount of trade names includes $7.8 million related to indefinite-lived intangible assets which are not amortized but are evaluated for impairment at least annually.

Estimated future amortization expense is summarized in the following table:

All Amounts in Thousands

2026	$2,313
2027	2,227
2028	1,576
2029	1,469
2030	1,284
Thereafter	8,792
Subtotal	17,661
Indefinite-lived intangible asset balance	7,784
Total	$25,445

Consistent with our operating segment conclusion, we have concluded one reporting unit exists and all goodwill and indefinite lived intangibles are allocated to that reporting unit. There were no changes to the carrying amount of goodwill in 2025 or 2024.

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

Each loan will bear interest based on the applicable SOFR rate for the interest period in effect plus the Applicable Rate. The Applicable Rate shall be determined as of the end of each quarter based upon Escalade’s Funded Debt to Adjusted Ratio as of the most recent determination date:

Funded Debt to EBITDA Ratio	Revolving Commitment ABR Spread	Revolving Commitment Term Benchmark Spread	Letter of Credit Fee	Commitment Fee Rate
Category 1	0.25%	2.00%	2.00%	0.30%
Greater than or equal to 2.50 to 1.0
Category 2	-0-	1.75%	1.75%	0.25%
Greater than or equal to 1.50 to 1.0 but less than 2.50 to 1.0
Category 3	(0.25%)	1.50%	1.50%	0.20%
Less than 1.50 to 1.0

The Applicable Rate is determined as of the end of each quarter based upon the Company’s annual or quarterly consolidated financial statements and is effective during the period commencing the date of delivery to the agent. The Company’s indebtedness under the 2022 Restated Credit Agreement continues to be collateralized by liens on all of the present and future equity of each of the Company’s and Indian’s domestic subsidiaries and substantially all of the assets of the Company (excluding real estate). Each direct and indirect domestic subsidiary of the Company and Indian has secured its guaranty of indebtedness incurred under the revolving facility with a first priority security interest and lien on all of such subsidiary’s assets. The obligations, guarantees, liens and other interests granted by the Company, Indian, and their domestic subsidiaries continues in full force and effect. The Company was in compliance with the debt covenants set forth in the 2022 Restated Credit Agreement as of December 31, 2025.

Long-Term Debt

Long-term debt at fiscal year-ends was as follows:

In Thousands	2025	2024

Senior secured revolving credit facility of $60.0 million with a maturity of January 21, 2027. The interest rate at December 31, 2025 was 6.5% and 7.25% at December 31, 2024.	$-	$-

Term loan of $50.0 million with a maturity date of January 21, 2027. The interest rate at December 31, 2025 and December 31, 2024, was 2.97%.	18,452	25,595

	18,452	25,595
Current portion of long-term debt	(7,143)	(7,143)
	$11,309	$18,452

The Company makes monthly principal payments under the Term loan of $595 thousand. As of December 31, 2025, the Company had $52.9 million of availability on its senior secured revolving credit facility.

Note 7 —    Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

In Thousands	2025	2024

Weighted average common shares outstanding	13,751	13,844
Dilutive effect of stock options and restricted stock units	111	197
Weighted average common shares outstanding, assuming dilution	13,862	14,041

Number of anti-dilutive stock options and unvested restricted stock units	-	-

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options outstanding.

Note 8 —    Employee Benefit Plans

The Company has an employee profit-sharing salary reduction plan, pursuant to the provisions of Section 401(k) of the Internal Revenue Code, for all employees. The Company’s contribution is a matching percentage of the employee contribution as determined by the Board of Directors annually. The Company’s expenses for the plan were $1.2 million and $1.0 million for 2025 and 2024, respectively.

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

Restricted Stock Awards

In 2025, the Company awarded 18,000 restricted stock units to directors, 105,181 restricted stock units and 35,000 shares of restricted stock to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. All of the 2025 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee is still employed by the Company on the vesting date. The 35,000 shares of restricted stock were forfeited during the three months ended December 31, 2025. The Company has elected to account for forfeitures when they actually occur.

A summary of restricted stock awards activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested stock units as of December 31, 2023	305,126	$13.58
Granted	143,700	12.86
Vested	(140,502)	13.91
Forfeited	(1,002)	12.98
Non-vested stock units as of December 31, 2024	307,322	$13.09
Granted	158,181	15.31
Vested	(165,485)	13.32
Forfeited	(67,830)	15.78
Non-vested stock units as of December 31, 2025	232,188	$13.65

The closing market price of the Company’s stock on the grant date is used to value restricted stock units. In 2025 and 2024 the Company recognized $1.7 million and $1.9 million, respectively, in compensation expense related to restricted stock units and as of December 31, 2025 and December 31, 2024, there was $1.0 million and $1.3 million, respectively, of unrecognized compensation expense related to restricted stock units. The unrecognized compensation expense of unvested restricted stock awards not yet recognized as of December 31, 2025 are expected to be recognized over the weighted average period of 1.26 years.

Note 10 —    Provision for Taxes

The U.S. and non-U.S. components of income before income tax expense for the year ended December 31, 2025 are as follows:

In Thousands	2025

Income before taxes:
United States of America (U.S.A.)	$18,022
Non-U.S.A.	-
Total income from continuing operations before income tax expense	$18,022
Provision for taxes:
Current
Federal	$894
State	426
International	-
Total current income tax expense	1,320

Deferred
Federal	2,655
State	346
International	-
Total deferred income tax expense	3,001
Total income tax expense	$4,321

Income before taxes and the provision for taxes consisted of the following for the year ended December 31, 2024.

In Thousands	2024

Income before taxes:	$17,776
Provision (benefit) for taxes:
Current
Federal	$3,985
State	627
4,612
Deferred
Federal	188
State	(10)
178
$4,790

The provision for income taxes was computed based on income before taxes. A reconciliation of the provision for income taxes to the amount computed using the statutory rate for the year ended December 31, 2025 follows:

In Thousands	2025

Income tax at statutory rate	$3,785	21.0%
Increase (decrease) in income tax resulting from
State tax expense, net of federal effect	610	3.4%
Effect of changes in tax laws or rates enacted in the current period	-
Tax credits	(140)	(0.8%)
Valuation allowances	-
Nontaxable items or nondeductible items
Stock based compensation	(34)	(0.2%)
Other nontaxable or nondeductible items	103	0.6%
Changes in unrecognized tax benefits	-
Other	(3)	(0.0%)
Recorded provision for income taxes	$4,321	24.0%

A reconciliation of the provision for income taxes to the amount computed using the statutory rate for the year ended December 31, 2024 follows:

In Thousands	2024

Income tax at statutory rate	$3,733
Increase (decrease) in income tax resulting from
State tax expense, net of federal effect	487
Federal true-ups	121
Federal tax credits	(158)
Sale of Harvard Sports	582
Incentive stock options	(8)
Other	33
Recorded provision for income taxes	$4,790

The Company’s state and local income tax expense for the year ended December 31, 2025, primarily relates to operations in the following jurisdictions: California, Florida, and Illinois. These states collectively represent more than 50% of the total state and local income tax expense recognized for the period.

The provision for income taxes was computed based on income before taxes. In accordance with FASB ASC 740, the Company has no uncertain tax positions for the years ending December 31, 2025 and 2024. Interest costs and penalties, when applicable, related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company is subject to future examinations by federal, state and other tax authorities for all years after 2021.

The Company has state, net of federal benefit, research tax credit carryforwards of $265 thousand as of December 31, 2025. The state research tax credit carryforwards began to expire in 2025. The related valuation allowance was decreased to the amount of $265 thousand as of December 31, 2025, leaving an ending deferred, net of federal benefit, in the amount of zero. The decrease in the valuation allowance relates to the increase in the projected tax liability which would be offset by the credit carryforward. The valuation allowance is based on the historical results and estimated future results of the Company, as it is the judgment of management not all of these tax carryforward attributes will be realized before they begin to expire.

At December 31, 2025, the Company had domestic federal income taxes receivable of $540 thousand and a domestic state income taxes receivable of $17 thousand. At December 31, 2024, the Company had domestic federal income taxes receivable of $254 thousand, domestic state income taxes receivable of $211 thousand, and transition tax payable of $297 thousand recorded.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are as follows:

In Thousands	2025	2024
Assets
Valuation reserves	$1,169	$1,350
Stock based compensation	10	217
Federal and state credits	265	322
Lease obligation	306	288
Other	-	4
Capitalized research costs	448	2,714
Total assets	2,198	4,895

Liabilities
Property and equipment	(833)	(864)
Goodwill and intangible assets	(6,511)	(6,139)
Lease – right of use asset	(298)	(277)
Prepaid insurance	(594)	(595)
Total liabilities	(8,236)	(7,875)

Valuation Allowance
Beginning balance	(322)	(319)
(Increase) Decrease during period	57	(3)
Ending balance	(265)	(322)
	$(6,303)	$(3,302)

Deferred tax assets (liabilities) are included in the consolidated balance sheets as follows:

In Thousands	2025	2024

Deferred income tax asset – current	$-	$-
Deferred income tax asset (liability) – long-term	(6,303)	(3,302)
	$(6,303)	$(3,302)

The total amount of unrecognized tax benefits, net of federal income tax benefits, were zero at December 31, 2025 and December 31, 2024.

The Company had no accrued interest and penalties related to taxes, recognized as a liability, as of December 31, 2025.

The Company has assessed its risk associated with all tax return positions and believes its tax reserve estimate reflects its best estimate of the deductions and positions it will be able to sustain, or it may be willing to concede as part of a settlement. The Company will continue to monitor the progress and conclusion of all audits and will adjust its estimated liability as necessary.

The following jurisdictions had income taxes paid (net of refunds) for the year ended December 31, 2025:

In Thousands

Federal Taxes Paid	$1,477
State & Local Taxes Paid
Illinois	89
Other States (Aggregate)	142
Total State and Local Taxes Paid	231
Total Income Taxes Paid, Net	$1,708

Note 11 —    Operating Segment and Geographic Information

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its interim president and chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net sales and consolidated net income to assess financial performance and allocate resources.

Reconciliation to net income:

In Thousands	2025	2024

Net Sales
Sporting Goods	$240,158	$251,510
Total Net Sales	$240,158	$251,510

Sporting Goods Segment Operating Expenses:
Cost of products sold	$175,513	$189,306
Other operating expenses	43,299	39,116
Sporting Goods segment expenses	218,812	228,422
Sporting Goods Segment Operating Income	21,346	23,088

Unallocated corporate expense	(2,619)	(3,084)
Total Operating Income	$18,727	$20,004

Consolidated Other Income (Expense):
Interest expense	(836)	(2,302)
Other income	131	74
Total Income Before Income Taxes	$18,022	$17,776
Sporting Goods Segment Provision for Income Taxes	5,671	5,732
Unallocated benefit for taxes	(1,350)	(942)
Total Net Income	$13,701	$12,986

Identifiable Assets
Sporting Goods	$206,889	$217,941
Corporate	15,220	8,389
Total Identifiable Assets	$222,109	$226,330

Depreciation and Amortization
Sporting Goods	$5,063	$6,041
Unallocated corporate	-	-
Total Depreciation and Amortization	$5,063	$6,041

Capital Expenditures
Sporting Goods	$2,512	$2,038
Corporate	-	-
Total Capital Expenditures	$2,512	$2,038

There were no changes to the composition of segments in 2025. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

During 2025 and 2024, the Company had one customer that accounted for approximately 19% of the Company’s revenues. During 2025 and 2024, the Company had another customer which accounted for approximately 11% and 13%, respectively, of the Company’s revenues.

As of December 31, 2025 and December 31, 2024, the Company had approximately 23% and 25%, respectively, of its total accounts receivable with one customer.

Net sales are attributed to country based on location of customer. Net sales by geographic region/country were as follows:

In Thousands	2025	2024

United States	$228,611	$239,472
Canada	5,668	5,579
Australia	1,513	1,669
Other	4,366	4,790
	$240,158	$251,510

Note 12 —    Commitments and Contingencies

The Company is involved in litigation arising in the normal course of its business. The Company does not believe that the disposition or ultimate resolution of existing claims or lawsuits will have a material adverse effect on the business or financial condition of the Company. The Company has entered into various agreements whereby it is required to make minimum purchase commitments, royalty and license payments. The Company entered into a non-cancelable minimum purchase agreement during 2024 with a term of three years. The minimum purchases made during the current year related to this agreement were approximately $1,148 thousand. At December 31, 2025, the Company had future estimated minimum non-cancelable purchase commitments, royalty and license payments as follows:

In Thousands	Amount

2026	$1,957
2027	5,621
2028	641
2029	664
2030	-
Thereafter	-
$8,883

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

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other current liabilities approximated their carrying values at December 31, 2025 and December 31, 2024. The Company believes the carrying value of borrowings under our senior secured revolving credit facility, due to variable rate interest, adequately reflects the fair value of these instruments. We measure certain items at fair value on a nonrecurring basis, primarily goodwill, and long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.

The Company discloses the fair value of its term loan using Level 2 inputs, which are estimated using treasury rates for a similar instrument, as follows:

	December 31, 2025		December 31, 2024
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value

Term Loan Facility	$18,452	$17,689	$25,595	$23,528

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

The Company enters into contractual arrangements with customers in the form of customer orders that specify goods, quantity, pricing, and associated order terms. The Company does not have long-term contracts that are satisfied over time. The Company does not adjust the amount of consideration for the effects of significant financing components based on expectations that the period between when the sale of goods is recognized and when the customer pays for the goods will be one year or less. Due to the nature of the contracts, no significant judgment exists in relation to the identification of the customer contract, satisfaction of the performance obligations, or transaction price. The Company expenses incremental costs of obtaining a contract due to the short-term nature of the contracts.

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

Contract Balances – Amounts relating to returns and customer allowances create contract liabilities. Contract balances from contracts with customers are as follows:

In Thousands	2025	2024

Customer co-op and volume allowances	$1,475	$1,543
Other customer allowances	1,614	1,898
Customer returns and defectives accrual	2,235	3,267

January 1, 2024 balances for customer co-op and volume allowances, other customer allowances, and customer returns and defectives accrual were $1.7 million, $1.5 million, and $2.2 million, respectively. There are no revenues recognized in 2025 on performance obligations entered into in 2024. As of December 31, 2025, there were no unperformed performance obligations.

Contract assets consist of accounts receivables and the January 1, 2024 balance was $50.0 million, net of allowance for credit losses.

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

	Years Ended
In Thousands	December 31, 2025	December 31, 2024

Gross Sales by Channel:
Mass Merchants	$87,507	$91,720
Specialty Dealers	77,788	81,076
E-commerce	86,944	94,675
International	11,773	13,114
Other	2,855	3,371
Total Gross Sales	266,867	283,956

Less: Gross-to-Net Sales Adjustments
Returns	6,448	8,665
Warranties	1,011	1,690
Customer Allowances	19,250	22,091
Total Gross-to-Net Sales Adjustments	26,709	32,446
Total Net Sales	240,158	251,510

Note 15 —    Acquisitions

In September 2025, the Company acquired substantially all of the Gold Tip assets from Revelyst, Inc. Gold Tip is a leading brand for target archery, bow and crossbow hunting products. The Gold Tip assets acquired at close included $1.5 million in trademarks and immaterial amounts of other assets. The acquired trademarks will be amortized using the straight-line method over 20 years.

In December 2025, the Company acquired substantially all the assts of AllCornhole, a leading brand of cornhole bags and equipment for competitive cornhole. The AllCornhole assets acquired at close included $0.4 million in trademarks and immaterial amounts of other assets. The acquired trademarks will be amortized using the straight-line method over 20 years.

These acquisitions, individually and in total, were not and would not have been material to the Company’s net sales, results of operations or total assets during the year ended December 31, 2025.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALADE, INCORPORATED

By:

/s/ Patrick J. Griffin	February 27, 2026
Patrick J. Griffin Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Walter P. Glazer, Jr. Walter P. Glazer, Jr.	Chairman and Director	February 27, 2026

/s/ Katherine F. Franklin	Director	February 27, 2026
Katherine F. Franklin

/s/ Edward E. Williams	Director	February 27, 2026
Edward E. Williams

/s/ Richard Baalmann, Jr.	Director	February 27, 2026
Richard Baalmann, Jr.

/s/ Patrick J. Griffin Patrick J. Griffin	Director and Interim President and Chief Executive Officer	February 27, 2026

/s/ Stephen R. Wawrin	Vice President and Chief Financial	February 27, 2026
Stephen R. Wawrin	Officer (Principal Financial and Accounting Officer)