Form 10-Q
period 2026-03-31
ESCALADE INC
filed 2026-04-30
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2026
Common, no par value	13,805,038

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	March 31, 2026	December 31, 2025	March 31, 2025
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,051	$11,878	$2,214
Receivables, less allowance of $1,261; $1,226; and $617; respectively	46,658	46,315	48,905
Inventories	73,587	68,474	77,001
Prepaid expenses	3,124	3,351	2,988
Prepaid income tax	-	557	-
TOTAL CURRENT ASSETS	136,420	130,575	131,108

Property, plant and equipment, net	22,538	22,355	22,090
Operating lease right-of-use assets	1,378	1,276	1,071
Intangible assets, net	24,864	25,445	25,270
Goodwill	42,326	42,326	42,326
Other assets	24	132	209
TOTAL ASSETS	$227,550	$222,109	$222,074

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$16,667	$7,143	$7,143
Trade accounts payable	15,829	9,150	14,304
Accrued liabilities	10,708	13,680	10,148
Income tax payable	803	-	335
Current operating lease liabilities	617	510	426
TOTAL CURRENT LIABILITIES	44,624	30,483	32,356

Other Liabilities:
Long‑term debt	-	11,309	16,667
Deferred income tax liability	6,303	6,303	3,302
Operating lease liabilities	787	798	687
Other liabilities	-	-	297
TOTAL LIABILITIES	51,714	48,893	53,309

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued	-	-	-
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,761,878; 13,696,311; and 13,756,393; shares respectively	3,306	3,013	3,428
Retained earnings	172,530	170,203	165,337
TOTAL STOCKHOLDERS' EQUITY	175,836	173,216	168,765
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$227,550	$222,109	$222,074

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands Except Per Share Data	March 31, 2026	March 31, 2025

Net sales	$55,785	$55,479

Costs and Expenses
Cost of products sold	38,636	40,689
Selling, administrative and general expenses	10,733	10,571
Amortization	581	567

Operating Income	5,835	3,652

Other Income (Expense)
Interest expense	(188)	(244)
Interest income	74	-
Other income	13	31

Income Before Income Taxes	5,734	3,439

Provision for Income Taxes	1,353	820

Net Income	$4,381	$2,619

Earnings Per Share Data:
Basic earnings per share	$0.32	$0.19
Diluted earnings per share	$0.32	$0.19

Dividends declared	$0.15	$0.15

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at December 31, 2024	13,733	$4,218	$164,779	$168,997

Net income	-	-	2,619	2,619
Expense of restricted stock units	-	467	-	467
Settlement of restricted stock units	107	-	-	-
Dividends declared	-	-	(2,061)	(2,061)
Purchase of stock	(92)	(1,381)	-	(1,381)
Issuance of common stock for service	8	124	-	124

Balances at March 31, 2025	13,756	$3,428	$165,337	$168,765

Balances at December 31, 2025	13,696	$3,013	$170,203	$173,216

Net income	-	-	4,381	4,381
Expense of restricted stock units	-	412	-	412
Settlement of restricted stock units	72	-	-	-
Dividends declared	-	-	(2,054)	(2,054)
Purchase of stock	(17)	(281)	-	(281)
Issuance of common stock for service	11	162	-	162

Balances at March 31, 2026	13,762	$3,306	$172,530	$175,836

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
All Amounts in Thousands	March 31, 2026	March 31, 2025

Operating Activities:
Net income	$4,381	$2,619
Depreciation and amortization	1,247	1,239
Allowance for credit losses	120	162
Stock-based compensation	412	467
Loss on disposal of assets	-	3
Common stock issued in lieu of bonus to officers	162	124
Changes in assets and liabilities	(180)	(823)
Net cash provided by operating activities	6,142	3,791

Investing Activities:
Purchase of property and equipment	(848)	(543)
Net cash used in investing activities	(848)	(543)

Financing Activities:
Proceeds from issuance of long-term debt	568	4,806
Payments on long-term debt	(2,354)	(6,592)
Cash dividends paid	(2,054)	(2,061)
Purchase of stock	(281)	(1,381)
Net cash used in financing activities	(4,121)	(5,228)
Net increase (decrease) in cash and cash equivalents	1,173	(1,980)
Cash and cash equivalents, beginning of period	11,878	4,194
Cash and cash equivalents, end of period	$13,051	$2,214

Supplemental Cash Flows Information
Interest paid	$162	$217
Income taxes (refunded) paid, net	$(7)	$20

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Summary of Significant Accounting Policies

Presentation of Consolidated Condensed Financial Statements – The significant accounting policies followed by the Company and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for its annual financial reporting. All adjustments that are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements. The consolidated condensed balance sheet of the Company as of December 31, 2025 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2025 filed with the Securities and Exchange Commission.

Note B ‑ Seasonal Aspects

The results of operations for the three months ended March 31, 2026 and March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

Note C ‑ Inventories

In thousands	March 31, 2026	December 31, 2025	March 31, 2025

Raw materials	$4,170	$2,735	$2,743
Work in progress	2,792	2,940	2,441
Finished goods	66,625	62,799	71,817
	$73,587	$68,474	$77,001

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

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at March 31, 2026, December 31, 2025 and March 31, 2025. The Company believes the carrying value of borrowings under our senior secured revolving credit facility, due to variable rate interest, adequately reflects the fair value of these instruments.

The Company discloses the fair value of its term loan using Level 2 inputs, which are estimated using treasury rates for a similar instrument, as follows:

	March 31, 2026		December 31, 2025		March 31, 2025
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Term Loan Facility	$16,667	$16,105	$18,452	$17,689	$23,810	$22,197

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

For the three months ended March 31, 2026 and March 31, 2025, the Company recognized stock based compensation expense of $412 thousand and $467 thousand, respectively. At March 31, 2026 and March 31, 2025, there was $2.3 million and $2.0 million, respectively, in unrecognized stock-based compensation expense related to non-vested stock awards. The unrecognized compensation expense of unvested restricted stock awards not yet recognized as of March 31, 2026 is expected to be recognized over the weighted average period of 1.8 years.

On March 5, 2026, the Company awarded 116,691 restricted stock units to employees. The 2026 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee continues to serve as an employee, director or consultant of the Company on the vesting date.

Note F ‑ Segment Information

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its president and chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net sales and consolidated net income to assess financial performance and allocate resources.

	As of and for the Three Months Ended March 31, 2026
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$55,785	$-	$55,785
Cost of product sold	38,636	-	38,636
Other operating expenses	10,533	781	11,314
Operating income (loss)	6,616	(781)	5,835
Interest expense, net	(114)	-	(114)
Other income	13	-	13
Provision (benefit) for Income Taxes	1,790	(437)	1,353
Net income (loss)	4,725	(344)	4,381

Depreciation and Amortization	$1,247	-	$1,247
Total assets	$213,063	$14,487	$227,550

	As of and for the Three Months Ended March 31, 2025
In thousands	Sporting Goods	Corp.	Total

Revenues from external customers	$55,479	$-	$55,479
Cost of product sold	40,689	-	40,689
Other operating expenses	10,314	824	11,138
Operating income (loss)	4,476	(824)	3,652
Interest expense, net	(244)	-	(244)
Other income	31	-	31
Provision (benefit) for Income Taxes	1,172	(352)	820
Net income (loss)	3,091	(472)	2,619

Depreciation and Amortization	$1,239	-	$1,239
Total assets	$218,079	$3,995	$222,074

Note G – Dividend Payment

On January 12, 2026, the Company paid a quarterly dividend of $0.15 per common share to all shareholders of record on January 5, 2026. The total amount of the dividend was approximately $2.1 million and was charged against retained earnings.

On April 13, 2026, the Company paid a quarterly dividend of $0.1525 per common share to all shareholders of record on April 6, 2026. The total amount of the dividend was approximately $2.1 million and was charged against retained earnings.

Note H ‑ Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
In thousands	March 31, 2026	March 31, 2025

Weighted average common shares outstanding	13,717	13,716
Dilutive effect of restricted stock units	165	163
Weighted average common shares outstanding, assuming dilution	13,882	13,879

Note I – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2026, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, that are of significance, or potential significance to the Company.

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments clarify the application of the current expected credit losses (CECL) model to trade receivable and contract assets and are intended to improve consistency in the measurement of expected credit losses. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements, financial condition, or results of operations.

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

Warranties – Limited warranties are provided on certain products for varying periods. We record an accrued liability and reduction in sales for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and sales in the current year. The accrued liability amount attributable to warranties was $608 thousand as of March 31, 2026. There were no changes to the accrual due to a change in estimate during the current period.

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

Contract Balances – Amounts relating to returns and customer allowances create contract liabilities, which were $5,056 thousand and $5,629 thousand as of March 31, 2026 and March 31, 2025, respectively, and $5,324 thousand and $6,708 thousand as of December 31, 2025 and December 31, 2024, respectively.

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

	Three Months Ended
All Amounts in Thousands	March 31, 2026	March 31, 2025

Gross Sales by Channel:
Mass Merchants	$17,784	$20,178
Specialty Dealers	23,000	20,567
E-commerce	16,788	16,264
International	2,485	3,698
Other	791	801
Total Gross Sales	60,848	61,508

Less: Gross-to-Net Sales Adjustments
Returns	1,021	1,540
Warranties	251	373
Customer Allowances	3,791	4,116
Total Gross-to-Net Sales Adjustments	5,063	6,029
Total Net Sales	$55,785	$55,479

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 5 years. As of March 31, 2026, the Company has not entered into any lease arrangements classified as a finance lease.

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

ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease and are recognized in the presentation of the ROU assets and operating lease liabilities when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease costs include payment for taxes and common area maintenance charges.

Components of lease expense and other information is as follows:

	Three Months Ended
All Amounts in Thousands	March 31, 2026	March 31, 2025

Lease Expense
Operating Lease Cost	$167	$133
Short-term Lease Cost	148	228
Variable Lease Cost	42	42
Total Operating Lease Cost	$357	$403

Operating Lease – Operating Cash Flows	$172	$136
Weighted Average Remaining Lease Term – Operating Leases (in years)	2.77	2.64
Weighted Average Discount Rate – Operating Leases	6.76%	6.26%

Future minimum lease payments under non-cancellable leases as of March 31, 2026 were as follows:

All Amounts in Thousands

Year 1	$515
Year 2	583
Year 3	217
Year 4	150
Year 5	70
Thereafter	9
Total future minimum lease payments	1,544
Less imputed interest	(140)
Total	$1,404

Reported as of March 31, 2026
Current operating lease liabilities	617
Long-term operating lease liabilities	787
Total	$1,404

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

The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of March 31, 2026.

As of March 31, 2026, the outstanding principal amount of the term loan was $16.7 million and total amount drawn under the revolving facility was zero. The term loan and revolving facility have a maturity date of January 21, 2027.

Note N – Provision for Taxes

The effective tax rate for the three months ending March 31, 2026 was 23.6% compared to 23.8% for the same three month period last year.

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

The United States Government has made a series of announcements concerning tariffs enacted and/or proposed to be enacted on the importation of goods into the United States including a baseline tariff rate and individualized higher rates on many countries including countries that supply goods to the Company, including China from which the Company imports a substantial amount of goods. Although the United States Supreme Court ruled that many of these tariffs were invalid, the availability of any refunds of such tariffs remains uncertain and the Government has initiated new tariffs and may impose other tariffs as well. Additionally, hostilities in the Middle East have adversely affected shipping routes and oil prices and may have effects on the economy in general. Tariffs, restrictions on trade, rising energy costs and disrupted shipping routes could result in increased costs and/or the unavailability of goods purchased by the Company, which in turn may result in lower profitability and/or a decline in sales as well as the loss of goodwill among customers. General economic conditions, inflation, recessionary fears, rising energy costs, rising interest rates, changes in the housing market and declining consumer confidence also may impact the Company adversely. Management cannot predict the full impact of these factors on the Company. Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the period ended March 31, 2026 are not necessarily indicative of the results to be expected for fiscal year 2026.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net revenue	100.0%	100.0%
Cost of products sold	69.3%	73.3%
Gross margin	30.7%	26.7%
Selling, administrative and general expenses	19.2%	19.1%
Amortization	1.0%	1.0%
Operating income	10.5%	6.6%

Revenue and Gross Margin

Sales increased 0.6% for the first quarter of 2026, compared with the same period in the prior year. Sales increased primarily due to increases in our archery categories due to the recent Gold Tip acquisition and increased demand in our billiards and safety categories. These increases were partially offset due to a decline in our outdoor and indoor game categories.

Gross margin increased to 30.7% for the first quarter of 2026 compared to 26.7% for the same period in 2025 primarily driven by lower fixed costs and favorable sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $10.7 million for the first quarter of 2026 compared to $10.6 million for the same period in the prior year, an increase of $0.1 million or 1.5%. SG&A as a percent of sales is 19.2% for the first quarter of 2026 compared with 19.1% for the same period in the prior year.

Provision (Benefit) for Income Taxes

The effective tax rate for the first three months of 2026 was 23.6% compared to 23.8% for the same period in the prior year.

Financial Condition and Liquidity

Total debt at the end of the first three months of 2026 was $16.7 million, a decrease of $1.8 million from December 31, 2025. The following schedule summarizes the Company’s total debt:

In thousands	March 31, 2026	December 31, 2025	March 31, 2025

Current portion of long-term debt	$16,667	$7,143	$7,143
Long term debt	-	11,309	16,667
Total Debt	$16,667	$18,452	$23,810

As a percentage of stockholders’ equity, total debt was 9.5%, 10.7% and 14.1% at March 31, 2026, December 31, 2025, and March 31, 2025 respectively.

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

The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of March 31, 2026.

As of March 31, 2026, the outstanding principal amount of the term loan was $16.7 million and total amount drawn under the revolving facility was zero. The term loan and revolving facility have a maturity date of January 21, 2027.

The Company funds working capital requirements and shareholder dividends through operating cash flows and revolving credit agreements with its Lenders. The Company expects that cash generated from its 2026 and Q1 2027 operations will be sufficient to pay the remaining term loan balance of $11.3 million due on January 21, 2027.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2026.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Refer to Note L of the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Item 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional risks or uncertainties that are not presently known to us or that we currently do not consider material to our business. As of the date of this filing, there have been no material changes in our risk factors from those disclosed in the above-referenced Form 10-K, which risk factors are incorporated herein by reference.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 12/31/2025 under the current repurchase program.	2,515,750	$13.56	2,515,750	$18,206,933
First quarter purchases:
1/1/2026-1/31/2026	None	None	No Change	No Change
2/1/2026-2/28/2026	None	None	No Change	No Change
3/1/2026-3/31/2026	17,500	$16.03	2,533,250	$17,926,418
Total share purchases under the current program	2,533,250	$13.57	2,533,250	$17,926,418

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. Since the program’s inception, the Board has replenished and increased the dollar amount of authorized stock repurchases on multiple occasions. Most recently, in February 2025, the Board of Directors increased the stock repurchase program to $20,000,000. From its inception date through March 31, 2026, the Company has repurchased 2,533,250 shares of its common stock under this repurchase program for an aggregate price of $34,385,912. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

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

ESCALADE, INCORPORATED

Date: April 30, 2026	/s/ Stephen R. Wawrin Vice President and Chief Financial Officer (On behalf of the registrant and in his capacities as Principal Financial Officer and Principal Accounting Officer)