Form 10-Q
period 2026-06-30
ESCALADE INC
filed 2026-07-30
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2026
Common, no par value	13,766,074

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	June 30, 2026	December 31, 2025	June 30, 2025
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,392	$11,878	$10,422
Receivables, less allowance of $1,122; $1,226; and $595; respectively	44,612	46,315	41,926
Inventories	71,184	68,474	72,672
Prepaid expenses	3,118	3,351	2,449
Prepaid income tax	--	557	402
Other current assets	9,042	--	--
TOTAL CURRENT ASSETS	144,348	130,575	127,871

Property, plant and equipment, net	22,303	22,355	21,827
Operating lease right-of-use assets	1,233	1,276	1,428
Intangible assets, net	24,284	25,445	24,703
Goodwill	42,326	42,326	42,326
Other assets	24	132	184
TOTAL ASSETS	$234,518	$222,109	$218,339

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$14,881	$7,143	$7,143
Trade accounts payable	15,342	9,150	14,120
Accrued liabilities	12,536	13,680	9,086
Income tax payable	1,571	--	--
Current operating lease liabilities	625	510	496
TOTAL CURRENT LIABILITIES	44,955	30,483	30,845

Other Liabilities:
Long‑term debt	--	11,309	14,881
Deferred income tax liability	6,303	6,303	3,302
Operating lease liabilities	636	798	973
TOTAL LIABILITIES	51,894	48,893	50,001

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued	--	--	--
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,766,074; 13,696,311; and 13,803,745; shares respectively	2,769	3,013	3,251
Retained earnings	179,855	170,203	165,087
TOTAL STOCKHOLDERS' EQUITY	182,624	173,216	168,338
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$234,518	$222,109	$218,339

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
All Amounts in Thousands Except Per Share Data	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net Sales	$57,702	$54,333	$113,487	$109,812

Costs and Expenses
Cost of products sold	42,588	40,896	81,224	81,585
Selling, administrative and general expenses	12,476	10,249	23,209	20,820
Amortization	579	567	1,160	1,134
Tariff recovery	(9,875)	--	(9,875)	--

Operating Income	11,934	2,621	17,769	6,273

Other Income (Expense)
Interest expense	(176)	(213)	(364)	(457)
Interest income	426	--	500	--
Other income	18	51	31	82

Income Before Income Taxes	12,202	2,459	17,936	5,898

Provision for Income Taxes	2,771	634	4,124	1,454

Net Income	$9,431	$1,825	$13,812	$4,444

Earnings Per Share Data:
Basic earnings per share	$0.68	$0.13	$1.00	$0.32
Diluted earnings per share	$0.68	$0.13	$1.00	$0.32

Dividends declared	$0.1525	$0.1500	$0.3025	$0.3000

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at March 31, 2025	13,756	$3,428	$165,337	$168,765

Net income	--	--	1,825	1,825
Expense of restricted stock units	--	495	--	495
Settlement of restricted stock units	58	--	--	--
Issuance of restricted stock awards	35	--	--	--
Dividends declared	--	--	(2,075)	(2,075)
Purchase of stock	(53)	(790)	--	(790)
Issuance of common stock for service	8	118	--	118

Balances at June 30, 2025	13,804	$3,251	$165,087	$168,338

Balances at December 31, 2024	13,733	$4,218	$164,779	$168,997

Net income	--	--	4,444	4,444
Expense of restricted stock units	--	962	--	962
Settlement of restricted stock units	165	--	--	--
Issuance of restricted stock awards	35	--	--	--
Dividends declared	--	--	(4,136)	(4,136)
Purchase of stock	(145)	(2,171)	--	(2,171)
Issuance of common stock for service	16	242	--	242

Balances at June 30, 2025	13,804	$3,251	$165,087	$168,338

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at March 31, 2026	13,762	$3,306	$172,530	$175,836

Net income	--	--	9,431	9,431
Expense of restricted stock units	--	463	--	463
Settlement of restricted stock units	59	--	--	--
Dividends declared	--	--	(2,106)	(2,106)
Purchase of stock	(55)	(1,000)	--	(1,000)

Balances at June 30, 2026	13,766	$2,769	$179,855	$182,624

Balances at December 31, 2025	13,696	$3,013	$170,203	$173,216

Net income	--	--	13,812	13,812
Expense of restricted stock units	--	875	--	875
Settlement of restricted stock units	131	--	--	--
Dividends declared	--	--	(4,160)	(4,160)
Purchase of stock	(72)	(1,281)	--	(1,281)
Issuance of common stock for service	11	162	--	162

Balances at June 30, 2026	13,766	$2,769	$179,855	$182,624

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
All Amounts in Thousands	June 30, 2026	June 30, 2025

Operating Activities:
Net income	$13,812	$4,444
Depreciation and amortization	2,503	2,501
Allowance for credit losses	376	225
Stock-based compensation	875	962
Loss on disposal of assets	--	3
Common stock issued in lieu of bonus to officers	162	124
Director stock compensation	--	118
Changes in assets and liabilities	(2,912)	8,706
Net cash provided by operating activities	14,816	17,083

Investing Activities:
Purchase of property and equipment	(1,290)	(976)
Net cash used in investing activities	(1,290)	(976)

Financing Activities:
Proceeds from issuance of long-term debt	568	9,046
Payments on long-term debt	(4,139)	(12,618)
Cash dividends paid	(4,160)	(4,136)
Purchase of stock	(1,281)	(2,171)
Net cash used in financing activities	(9,012)	(9,879)
Net increase in cash and cash equivalents	4,514	6,228
Cash and cash equivalents, beginning of period	11,878	4,194
Cash and cash equivalents, end of period	$16,392	$10,422

Supplemental Cash Flows Information
Interest paid	$313	$428
Income taxes paid, net	$1,996	$1,689

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

Note B ‑ Seasonal Aspects

The results of operations for the three and six months ended June 30, 2026 and June 30, 2025 are not necessarily indicative of the results to be expected for the full year.

Note C ‑ Inventories

In thousands	June 30, 2026	December 31, 2025	June 30, 2025

Raw materials	$3,925	$2,735	$3,843
Work in progress	3,224	2,940	2,936
Finished goods	64,035	62,799	65,893
	$71,184	$68,474	$72,672

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

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at June 30, 2026, December 31, 2025 and June 30, 2025. The Company believes the carrying value of borrowings under our senior secured revolving credit facility, due to variable rate interest, adequately reflects the fair value of these instruments.

The Company discloses the fair value of its term loan using Level 2 inputs, which are estimated using treasury rates for a similar instrument, as follows:

	June 30, 2026		December 31, 2025		June 30, 2025
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Term Loan Facility	$14,881	$14,510	$18,452	$17,689	$22,024	$20,744

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

For the three and six months ended June 30, 2026, the Company recognized stock based compensation expense of $463 thousand and $875 thousand, respectively, compared to stock based compensation expense of $495 thousand and $962 thousand for the same periods in the prior year.

At June 30, 2026 and June 30, 2025, there was $2.3 million and $2.8 million, respectively, in unrecognized stock-based compensation expense related to non-vested stock awards. The unrecognized compensation expense of unvested restricted stock awards not yet recognized as of June 30, 2026 is expected to be recognized over the weighted average period of 1.5 years.

During the six months ended June 30, 2026, the Company awarded 20,000 restricted stock units to directors and 116,691 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. All of the 2026 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee continues to serve as an employee, director or consultant of the Company on the vesting date.

Note F ‑ Segment Information

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its president and chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net sales and consolidated net income to assess financial performance and allocate resources.

Reconciliation to net income:

	Three Months Ended		Six Months Ended
In Thousands	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net Sales
Sporting Goods	$57,702	$54,333	$113,487	$109,812
Total Net Sales	$57,702	$54,333	$113,487	$109,812

Sporting Goods Segment Operating Expenses:
Cost of products sold	$42,588	$40,896	$81,224	$81,585
Other operating expenses	2,379	10,205	12,912	20,519
Unallocated corporate expense	801	611	1,582	1,435
Total Operating Income	$11,934	$2,621	$17,769	$6,273

Sporting Goods Segment Other Income (Expense):
Interest expense	(176)	(213)	(364)	(457)
Interest income	426	--	500	--
Other income	18	51	31	82
Total Income Before Income Taxes	$12,202	$2,459	$17,936	$5,898
Sporting Goods Segment provision for income taxes	3,573	844	5,363	2,016
Unallocated benefit for taxes	(802)	(210)	(1,239)	(562)
Total Net Income	$9,431	$1,825	$13,812	$4,444

Identifiable Assets
Sporting Goods	$217,195	$207,144	$217,195	$207,144
Corporate	17,323	11,195	17,323	11,195
Total Identifiable Assets	$234,518	$218,339	$234,518	$218,339

Other operating expenses primarily include selling, general and administrative expenses and tariff recovery attributable to the Sporting Goods segment.

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

On July 13, 2026, the Company paid a quarterly dividend of $0.1525 per common share to all shareholders of record on July 6, 2026. The total amount of the dividend was approximately $2.1 million and was charged against retained earnings.

Note H ‑ Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
In thousands	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Weighted average common shares outstanding	13,786	13,769	13,752	13,742
Dilutive effect of restricted stock units	115	139	102	141
Weighted average common shares outstanding, assuming dilution	13,901	13,908	13,854	13,883

Note I – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2026, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, that are of significance, or potential significance to the Company.

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

Warranties – Limited warranties are provided on certain products for varying periods. We record an accrued liability and reduction in sales for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and sales in the current year. The accrued liability amount attributable to warranties was $578 thousand as of June 30, 2026. There were no changes to the accrual due to a change in estimate during the current period.

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

Contract Balances – Amounts relating to returns and customer allowances create contract liabilities, which were $5,134 thousand and $5,025 thousand as of June 30, 2026 and June 30, 2025, respectively, and $5,324 thousand and $6,708 thousand as of December 31, 2025 and December 31, 2024, respectively.

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

	Three Months Ended		Six Months Ended
All Amounts in Thousands	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Gross Sales by Channel:
Mass Merchants	$16,702	$17,332	$34,486	$37,510
Specialty Dealers	18,568	17,644	41,568	38,211
E-commerce	24,853	22,500	41,641	38,764
International	3,328	2,792	5,813	6,490
Other	843	845	1,634	1,646
Total Gross Sales	64,294	61,113	125,142	122,621

Less: Gross-to-Net Sales Adjustments
Returns	1,625	1,547	2,646	3,087
Warranties	130	159	381	532
Customer Allowances	4,837	5,074	8,628	9,190
Total Gross-to-Net Sales Adjustments	6,592	6,780	11,655	12,809
Total Net Sales	$57,702	$54,333	$113,487	$109,812

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 5 years. As of June 30, 2026, the Company has not entered into any lease arrangements classified as a finance lease.

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

Components of lease expense and other information is as follows:

	Three Months Ended		Six Months Ended
All Amounts in Thousands	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Lease Expense
Operating Lease Cost	$167	$153	$334	$286
Short-term Lease Cost	178	314	326	542
Variable Lease Cost	63	58	105	100
Total Operating Lease Cost	$408	$525	$765	$928

Operating Lease – Operating Cash Flows	$165	$155	$337	$291
New ROU Assets – Operating Leases	$--	$487	$246	$487

Other information about lease amounts recognized in our consolidated condensed financial statements are summarized as follows:

	Period Ended
All Amounts in Thousands	June 30, 2026	June 30, 2025

Weighted Average Remaining Lease Term – Operating Leases (in years)	2.59	3.20
Weighted Average Discount Rate – Operating Leases	6.81%	6.61%

Future minimum lease payments under non-cancellable leases as of June 30, 2026 were as follows:

All Amounts in Thousands

Year 1	$351
Year 2	583
Year 3	217
Year 4	150
Year 5	70
Thereafter	8
Total future minimum lease payments	1,379
Less imputed interest	(118)
Total	$1,261

Reported as of June 30, 2026
Current operating lease liabilities	625
Long-term operating lease liabilities	636
Total	$1,261

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

Tariff Refunds

During fiscal 2025 and early fiscal 2026, the Company incurred import duties under tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”). On February 20, 2026, the U.S. Supreme Court ruled that such tariffs were not authorized, and on March 4, 2026, the U.S. Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection to refund certain tariffs collected under IEEPA.

The Company identified certain potential refunds of previously paid tariffs in accordance with the ruling by the CIT and we account for such refunds under the loss recovery framework in accordance with ASC Topic 410 when recovery is considered probable and reasonably estimable. During the three months ended June 30, 2026, the Company deemed recovery of approximately $10.2 million to be probable, which recovery remained subject to administrative review and final liquidation of the underlying customs entries by U.S. Customs and Border Protection.

During the three months ended June 30, 2026, the Company received and recorded $1.2 million in cash proceeds representing a partial approval of these tariff refund claims. The Company recorded $9.0 million as a receivable within other current assets on the Consolidated Condensed Balance Sheets as of June 30, 2026. In total, the Company recognized tariff benefits in its Statements of Operations of $10.2 million during the three months ended June 30, 2026, of which $9.9 million was recorded in tariff recovery within operating income and $0.3 million was recorded as interest income. Subsequent to the end of the quarter, the Company received a payment of $9.0 million in relation to the recorded tariff receivable as of June 30, 2026.

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

The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of June 30, 2026.

As of June 30, 2026, the outstanding principal amount of the term loan was $14.9 million and total amount drawn under the revolving facility was zero. The term loan and revolving facility have a maturity date of January 21, 2027.

Note N – Provision for Taxes

The effective tax rate for the three months ending June 30, 2026 was 22.7% compared to 25.8% for the same three month period last year. The effective tax rate for the first six months ending June 30, 2026 was 23.0% compared to 24.7% for the same period last year. The effective tax rate for the three and six months ending June 30, 2026 decreased primarily due to refinements to expected state apportionment factors, which reduced state income tax expense.

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

Overview

Escalade, Incorporated (Escalade, the Company, we, us or our) is focused on growing its Sporting Goods business through organic growth of existing categories, strategic acquisitions, and new product development. The Sporting Goods business competes in a variety of categories including basketball goals, archery, billiards, indoor and outdoor game recreation, safety and fitness products. Strong brands and on-going investment in product development provide a solid foundation for building customer loyalty and continued growth.

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

The United States Government has made a series of announcements concerning tariffs enacted and/or proposed to be enacted on the importation of goods into the United States including a baseline tariff rate and individualized higher rates on many countries including countries that supply goods to the Company, including China from which the Company imports a substantial amount of goods. While the United States Supreme Court issued a ruling earlier this year striking down tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”), the U.S. government has since initiated new tariffs under Section 122 of the Trace Act. Although the Company has recognized and received recoveries of certain IEEPA tariffs and may recover additional IEEPA claims as well, the Company still faces challenges from these newly imposed tariffs and uncertainties regarding international trade policy and practices including retaliatory tariffs and trade restrictions.

Additionally, hostilities in the Middle East have adversely affected shipping routes and oil prices and may have effects on the economy in general. Tariffs, restrictions on trade, rising energy costs and disrupted shipping routes have in the past and may again in the future result in increased costs and/or the unavailability of goods purchased by the Company, which in turn may result in lower profitability and/or a decline in sales as well as the loss of goodwill among customers.

General economic conditions, inflation, recessionary fears, rising energy costs, rising interest rates, changes in the housing market and declining consumer confidence also may impact the Company adversely. Management cannot predict the full impact of these factors on the Company. Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the period ended June 30, 2026 are not necessarily indicative of the results to be expected for fiscal year 2026.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73.8%	75.3%	71.6%	74.3%
Gross margin	26.2%	24.7%	28.4%	25.7%
Selling, administrative and general expenses	21.6%	18.9%	20.4%	19.0%
Amortization	1.0%	1.0%	1.0%	1.0%
Tariff recovery	(17.1%)	--	(8.7%)	--
Operating income	20.7%	4.8%	15.7%	5.7%

Revenue and Gross Margin

Sales increased 6.2% for the second quarter of 2026, compared with the same period in the prior year. Sales increased largely due to increases in our archery categories, including the incremental contribution from our September 2025 acquisition of Gold Tip assets. Net sales also benefited from increased demand in the safety, table tennis and basketball categories. These increases were partially offset by lower sales in outdoor game categories.

For the six months ended June 30, 2026, net sales increased 3.3% compared with the same period in the prior year, driven by the same factors that impacted the second quarter.

Gross margin increased 146 basis points to 26.2% for the second quarter of 2026 compared to 24.7% for the same period in 2025, primarily driven by better absorption, operating leverage and a favorable sales mix. For the six months ended June 30, 2026, gross margin increased to 28.4% compared to 25.7% for the same period in 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $12.5 million for the second quarter of 2026 compared to $10.2 million for the same period in the prior year, an increase of $2.2 million or 21.7%. The increase in SG&A is largely driven by selling and marketing expenses related to recent acquisitions and an increase in variable compensation.

SG&A as a percent of sales is 21.6% for the second quarter of 2026 compared with 18.9% for the same period in the prior year.

For the six months ended June 30, 2026, SG&A were $23.2 million compared to $20.8 million for the same period in the prior year.

Tariff Recovery

During the three months ended June 30, 2026, the Company recognized $10.2 million of tariff recoveries related to the U.S. Court of International Trade ruling stating importers who paid IEEPA tariffs were entitled to refunds plus interest. The Company recognized approximately $9.9 million in operating income and $0.3 million of interest income related to the IEEPA recoveries.

Provision for Income Taxes

The effective tax rate for the three months ending June 30, 2026 was 22.7% compared to 25.8% for the same three month period last year. The effective tax rate for the first six months ending June 30, 2026 was 23.0% compared to 24.7% for the same period last year. The effective tax rate for the three and six months ending June 30, 2026 decreased primarily due to refinements to expected state apportionment factors, which reduced state income tax expense.

Financial Condition and Liquidity

Total debt as of June 30, 2026 was $14.9 million, a decrease of $3.6 million from December 31, 2025. The following schedule summarizes the Company’s total debt:

In thousands	June 30, 2026	December 31, 2025	June 30, 2025

Current portion of long-term debt	$14,881	$7,143	$7,143
Long term debt	--	11,309	14,881
Total Debt	$14,881	$18,452	$22,024

As a percentage of stockholders’ equity, total debt was 8.1%, 10.7% and 13.1% at June 30, 2026, December 31, 2025, and June 30, 2025 respectively.

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

The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of June 30, 2026.

As of June 30, 2026, the outstanding principal amount of the term loan was $14.9 million and total amount drawn under the revolving facility was zero. The term loan and revolving facility have a maturity date of January 21, 2027.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2026.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additionally, the U.S. government’s tariff policies, particularly as to China, Mexico and Canada, have fluctuated over the past year and created significant uncertainty with respect to future tax and trade regulations and the potential competitive effects of such actions. While the United States Supreme Court issued a ruling earlier this year striking down tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”), the U.S. government has since initiated new tariffs under Section 122 of the Trade Act. Although the Company has recognized and received recoveries of certain IEEPA tariffs and may recover additional IEEPA claims as well, the Company still faces challenges from these newly imposed tariffs and uncertainties regarding international trade policy and practices including retaliatory tariffs and trade restrictions.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 3/31/2026 under the current repurchase program.	2,533,250	$13.57	2,533,250	$17,926,418
Second quarter purchases:
4/1/2026-4/30/2026	None	None	No Change	No Change
5/1/2026-5/31/2026	54,414	$18.38	2,587,664	16,926,427
6/1/2026-6/30/2026	None	None	No Change	No Change
Total share purchases under the current program	2,587,664	$13.68	2,587,664	$16,926,427

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. Since the program’s inception, the Board has replenished and increased the dollar amount of authorized stock repurchases on multiple occasions. Most recently, in February 2025, the Board of Directors increased the stock repurchase program to $20,000,000. From its inception date through June 30, 2026, the Company has repurchased 2,587,664 shares of its common stock under this repurchase program for an aggregate price of $35,385,903. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

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

ESCALADE, INCORPORATED

Date: July 30, 2026	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer (On behalf of the registrant and in his capacities as Principal Financial Officer and Principal Accounting Officer)