Form 10-Q
period 2026-09-30
ESCALADE INC
filed 2026-10-29
CIK 33488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2026
Common, no par value	13,757,134

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

All Amounts in Thousands Except Share Information	September 30, 2026	December 31, 2025	September 30, 2025
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,530	$11,878	$3,509
Receivables, less allowance of $1,282; $1,226; and $957; respectively	47,580	46,315	52,756
Inventories	77,757	68,474	80,662
Prepaid expenses	5,300	3,351	4,350
Prepaid income tax	-	557	-
Other current assets	78	-	-
TOTAL CURRENT ASSETS	155,245	130,575	141,277

Property, plant and equipment, net	23,061	22,355	21,716
Operating lease right-of-use assets	1,095	1,276	1,347
Intangible assets, net	24,440	25,445	25,636
Goodwill	42,326	42,326	42,326
Other assets	25	132	158
TOTAL ASSETS	$246,192	$222,109	$232,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$13,095	$7,143	$7,143
Trade accounts payable	21,880	9,150	21,119
Accrued liabilities	15,059	13,680	12,923
Income tax payable	1,004	-	1,169
Current operating lease liabilities	610	510	496
TOTAL CURRENT LIABILITIES	51,648	30,483	42,850

Other Liabilities:
Long‑term debt	-	11,309	13,095
Deferred income tax liability	6,303	6,303	3,302
Operating lease liabilities	505	798	886
TOTAL LIABILITIES	58,456	48,893	60,133

Stockholders' Equity:
Preferred stock:
Authorized 1,000,000 shares; no par value, none issued	-	-	-
Common stock:
Authorized 30,000,000 shares; no par value, issued and outstanding – 13,766,074; 13,696,311; and 13,803,745; shares respectively	3,247	3,013	3,757
Retained earnings	184,489	170,203	168,570
TOTAL STOCKHOLDERS' EQUITY	187,736	173,216	172,327
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$246,192	$222,109	$232,460

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
All Amounts in Thousands Except Per Share Data	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net Sales	$65,608	$67,786	$179,095	$177,598

Costs and Expenses
Cost of products sold	46,350	48,720	127,574	130,305
Selling, administrative and general expenses	11,602	11,198	34,811	32,018
Amortization	583	567	1,743	1,701
Tariff recovery	(1,594)	-	(11,469)	-

Operating Income	8,667	7,301	26,436	13,574

Other Income (Expense)
Interest expense	(165)	(204)	(529)	(661)
Interest income	209	-	709	-
Other income	1	21	32	103

Income Before Income Taxes	8,712	7,118	26,648	13,016

Provision for Income Taxes	1,979	1,564	6,103	3,018

Net Income	$6,733	$5,554	$20,545	$9,998

Earnings Per Share Data:
Basic earnings per share	$0.49	$0.40	$1.49	$0.73
Diluted earnings per share	$0.48	$0.40	$1.48	$0.72

Dividends declared	$0.1525	$0.1500	$0.4550	$0.4500

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at June 30, 2025	13,804	$3,251	$165,087	$168,338

Net income	-	-	5,554	5,554
Expense of restricted stock units	-	506	-	506
Dividends declared	-	-	(2,071)	(2,071)

Balances at September 30, 2025	13,804	$3,757	$168,570	$172,327

Balances at December 31, 2024	13,733	$4,218	$164,779	$168,997

Net income	-	-	9,998	9,998
Expense of restricted stock units	-	1,468	-	1,468
Settlement of restricted stock units	165	-	-	-
Issuance of restricted stock awards	35	-	-	-
Dividends declared	-	-	(6,207)	(6,207)
Purchase of stock	(145)	(2,171)	-	(2,171)
Issuance of common stock for service	16	242	-	242

Balances at September 30, 2025	13,804	$3,757	$168,570	$172,327

	Common Stock		Retained
All Amounts in Thousands	Shares	Amount	Earnings	Total

Balances at June 30, 2026	13,766	$2,769	$179,855	$182,624

Net income	-	-	6,733	6,733
Expense of restricted stock units	-	478	-	478
Dividends declared	-	-	(2,099)	(2,099)

Balances at September 30, 2026	13,766	$3,247	$184,489	$187,736

Balances at December 31, 2025	13,696	$3,013	$170,203	$173,216

Net income	-	-	20,545	20,545
Expense of restricted stock units	-	1,353	-	1,353
Settlement of restricted stock units	131	-	-	-
Dividends declared	-	-	(6,259)	(6,259)
Purchase of stock	(72)	(1,281)	-	(1,281)
Issuance of common stock for service	11	162	-	162

Balances at September 30, 2026	13,766	$3,247	$184,489	$187,736

See notes to Consolidated Condensed Financial Statements.

ESCALADE, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
All Amounts in Thousands	September 30, 2026	September 30, 2025

Operating Activities:
Net income	$20,545	$9,998
Depreciation and amortization	3,808	3,767
Allowance for credit losses	426	630
Stock-based compensation	1,353	1,468
Loss on disposal of assets	-	7
Common stock issued in lieu of bonus to officers	162	124
Director stock compensation	-	118
Changes in assets and liabilities	3,441	6
Net cash provided by operating activities	29,735	16,118

Investing Activities:
Purchase of property and equipment	(2,245)	(1,267)
Acquisitions	(1,941)	(1,800)
Net cash used in investing activities	(4,186)	(3,067)

Financing Activities:
Proceeds from issuance of long-term debt	1,566	25,061
Payments on long-term debt	(6,923)	(30,419)
Cash dividends paid	(6,259)	(6,207)
Purchase of stock	(1,281)	(2,171)
Net cash used in financing activities	(12,897)	(13,736)
Net increase (decrease) in cash and cash equivalents	12,652	(685)
Cash and cash equivalents, beginning of period	11,878	4,194
Cash and cash equivalents, end of period	$24,530	$3,509

Supplemental Cash Flows Information
Interest paid	$452	$627
Income taxes paid, net	$4,543	$1,682

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

Note B ‑ Seasonal Aspects

The results of operations for the three and nine months ended September 30, 2026 and September 30, 2025 are not necessarily indicative of the results to be expected for the full year.

Note C ‑ Inventories

In thousands	September 30, 2026	December 31, 2025	September 30, 2025

Raw materials	$3,831	$2,735	$3,700
Work in progress	3,559	2,940	3,447
Finished goods	70,367	62,799	73,515
	$77,757	$68,474	$80,662

Note D – Fair Values of Financial Instruments

Accounting Standard Codification (“ASC”) 820, “Fair Value Measurement,” outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:

-	Level 1: Observable inputs such as quoted prices in active markets;
-	Level 2: Inputs other than quoted prices in active markets that are either directly or indirectly observable; and
-	Level 3: Unobservable inputs for which little or no market data exists, therefore requiring the Company to develop its own assumptions.

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at September 30, 2026, December 31, 2025 and September 30, 2025. The Company believes the carrying value of borrowings under our senior secured revolving credit facility, due to variable rate interest, adequately reflects the fair value of these instruments.

The Company discloses the fair value of its term loan using Level 2 inputs, which are estimated using treasury rates for a similar instrument, as follows:

	September 30, 2026		December 31, 2025		September 30, 2025
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Term Loan Facility	$13,095	$12,894	$18,452	$17,689	$20,238	$19,231

Note E – Stock Compensation

The fair value of stock-based compensation is recognized in accordance with the provisions of FASB ASC 718, Stock Compensation.

For the three and nine months ended September 30, 2026, the Company recognized stock based compensation expense of $478 thousand and $1,353 thousand, respectively, compared to stock based compensation expense of $506 thousand and $1,468 thousand for the same periods in the prior year.

At September 30, 2026 and September 30, 2025, there was $1.8 million and $2.3 million, respectively, in unrecognized stock-based compensation expense related to non-vested stock awards. The unrecognized compensation expense of unvested restricted stock awards not yet recognized as of September 30, 2026 is expected to be recognized over the weighted average period of 1.4 years.

During the nine months ended September 30, 2026, the Company awarded 20,000 restricted stock units to directors and 116,691 restricted stock units to employees. The restricted stock units awarded to directors time vest over two years (one-half one year from grant date and one-half two years from grant date) provided that the director is still a director of the Company at the vest date. Director restricted stock units are subject to forfeiture, except for termination of services as a result of retirement, death or disability, if on the vesting date the director no longer holds a position with the Company. All of the 2026 restricted stock units awarded to employees time vest over three years (one-third one year from grant, one-third two years from grant and one-third three years from grant) provided that the employee continues to serve as an employee, director or consultant of the Company on the vesting date.

Note F ‑ Segment Information

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its president and chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net sales and consolidated net income to assess financial performance and allocate resources. Reconciliation to net income:

	Three Months Ended		Nine Months Ended
In Thousands	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net Sales
Sporting Goods	$65,608	$67,786	$179,095	$177,598
Total Net Sales	$65,608	$67,786	$179,095	$177,598

Sporting Goods Segment Operating Expenses:
Cost of products sold	$46,350	$48,720	$127,574	$130,305
Other operating expenses	10,038	11,224	22,950	31,743
Unallocated corporate expense	553	541	2,135	1,976
Total Operating Income	$8,667	$7,301	$26,436	$13,574

Sporting Goods Segment Other Income (Expense):
Interest expense	(165)	(204)	(529)	(661)
Interest income	209	-	709	-
Other income	1	21	32	103
Total Income Before Income Taxes	$8,712	$7,118	$26,648	$13,016
Sporting Goods Segment provision for income taxes	2,476	2,103	7,839	4,119
Unallocated benefit for taxes	(497)	(539)	(1,736)	(1,101)
Total Net Income	$6,733	$5,554	$20,545	$9,998

Identifiable Assets
Sporting Goods	$219,330	$226,362	$219,330	$226,362
Corporate	26,862	6,098	26,862	6,098
Total Identifiable Assets	$246,192	$232,460	$246,192	$232,460

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

On October 13, 2026, the Company paid a quarterly dividend of $0.1525 per common share to all shareholders of record on October 6, 2026. The total amount of the dividend was approximately $2.1 million and was charged against retained earnings.

Note H ‑ Earnings Per Share

The shares used in computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
In thousands	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Weighted average common shares outstanding	13,766	13,769	13,756	13,751
Dilutive effect of restricted stock units	136	102	125	121
Weighted average common shares outstanding, assuming dilution	13,902	13,871	13,881	13,872

Note I – New Accounting Standards and Changes in Accounting Principles

With the exception of that discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2026, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, that are of significance, or potential significance to the Company.

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

Warranties – Limited warranties are provided on certain products for varying periods. We record an accrued liability and reduction in sales for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and sales in the current year. The accrued liability amount attributable to warranties was $573 thousand as of September 30, 2026. There were no changes to the accrual due to a change in estimate during the current period.

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

Contract Balances – Amounts relating to returns and customer allowances create contract liabilities, which were $4,825 thousand and $6,179 thousand as of September 30, 2026 and September 30, 2025, respectively, and $5,324 thousand and $6,708 thousand as of December 31, 2025 and December 31, 2024, respectively.

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

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Gross Sales by Channel:
Mass Merchants	$29,030	$31,212	$63,516	$68,722
Specialty Dealers	17,110	17,799	58,678	56,010
E-commerce	21,623	22,493	63,264	61,257
International	3,790	3,190	9,603	9,680
Other	852	601	2,486	2,247
Total Gross Sales	72,405	75,295	197,547	197,916

Less: Gross-to-Net Sales Adjustments
Returns	2,020	2,002	4,666	5,089
Warranties	169	252	550	784
Customer Allowances	4,608	5,255	13,236	14,445
Total Gross-to-Net Sales Adjustments	6,797	7,509	18,452	20,318
Total Net Sales	$65,608	$67,786	$179,095	$177,598

Note K – Leases

We have operating leases for office, manufacturing and distribution facilities as well as for certain equipment. Our leases have remaining lease terms of 1 year to 5 years. As of September 30, 2026, the Company has not entered into any lease arrangements classified as a finance lease.

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

Components of lease expense and other information is as follows:

	Three Months Ended		Nine Months Ended
All Amounts in Thousands	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Lease Expense
Operating Lease Cost	$167	$154	$501	$440
Short-term Lease Cost	151	240	477	782
Variable Lease Cost	45	42	150	142
Total Operating Lease Cost	$363	$436	$1,128	$1,364

Operating Lease – Operating Cash Flows	$177	$158	$514	$449
New ROU Assets – Operating Leases	$9	$48	$255	$535

Other information about lease amounts recognized in our consolidated condensed financial statements are summarized as follows:

	Period Ended
All Amounts in Thousands	September 30, 2026	September 30, 2025

Weighted Average Remaining Lease Term – Operating Leases (in years)	2.44	3.08
Weighted Average Discount Rate – Operating Leases	6.87%	6.68%

Future minimum lease payments under non-cancellable leases as of September 30, 2026 were as follows:

All Amounts in Thousands

Year 1	$176
Year 2	587
Year 3	220
Year 4	152
Year 5	70
Thereafter	8
Total future minimum lease payments	1,213
Less imputed interest	(98)
Total	$1,115

Reported as of September 30, 2026
Current operating lease liabilities	610
Long-term operating lease liabilities	505
Total	$1,115

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

Contractual Obligations

During the three months ended September 30, 2026, the Company entered into an agreement with STIGA Sports AB, extending the Company’s exclusive right and license to distribute and produce table tennis equipment under the brand name STIGA® for North America to 2034. As a result of this extension, the Company’s minimum payments under purchase, royalty and license agreements increased by a total of $3.7 million, to be paid in annual installments for calendar years 2030 through 2034.

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

During the three months ended September 30, 2026, the Company received and recorded $1.6 million in cash proceeds representing approval of these tariff refund claims. The Company recorded $0.1 million as a receivable within other current assets on the Consolidated Condensed Balance Sheets as of September 30, 2026. In total, the Company recognized tariff benefits in its Statements of Operations of $1.7 million during the three months ended September 30, 2026, of which $1.6 million was recorded in tariff recovery within operating income and $0.1 million was recorded as interest income. During the nine months ended September 30, 2026, the Company recognized $11.9 million of tariff benefits. Approximately $11.5 million was recorded in operating income and $0.4 million was recorded in interest income.

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

The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of September 30, 2026.

As of September 30, 2026, the outstanding principal amount of the term loan was $13.1 million and total amount drawn under the revolving facility was zero. The term loan and revolving facility have a maturity date of January 21, 2027.

Note N – Provision for Taxes

The effective tax rate for the three months ending September 30, 2026 was 22.7% compared to 22.0% for the same three month period last year. The effective tax rate for the first nine months ending September 30, 2026 was 22.9% compared to 23.2% for the same period last year.

Note O – Acquisition

During the three months ended September 30, 2026, the Company acquired the business and substantially all of the assets of ASL Solutions, Inc (“ASL”) for a cash purchase price of approximately $1.9 million. ASLis a leading manufacturer of premium insulated dog houses and expands the Company’s ability to develop and grow product lines by adding complementary manufacturing capabilities and a differentiated product platform to its existing portfolio. The ASL assets acquired at close included $0.6 million in inventory, $0.5 million of property, plant and equipment assets, $0.2 million in trademarks, $0.6 million in customer lists and immaterial amounts of other assets. The acquired trademarks will be amortized using the straight-line method over 20 years and the acquired customer lists will be amortized using the straight-line method over 10 years.

This acquisition was not and would not have been material to the Company’s net sales, results of operations or total assets during the three months ended September 30, 2026. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of this acquisition, and therefore, pro-forma results are not presented.

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

The United States Government has made a series of announcements concerning tariffs enacted and/or proposed to be enacted on the importation of goods into the United States including a baseline tariff rate and individualized higher rates on many countries including countries that supply goods to the Company, including China from which the Company imports a substantial amount of goods. While the United States Supreme Court issued a ruling earlier this year striking down tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”), the U.S. government has since initiated new tariffs under various sections of the Trade Act. Although the Company has recognized and received recoveries of certain IEEPA tariffs and may recover additional IEEPA claims as well, the Company still faces challenges from these newly imposed tariffs and uncertainties regarding international trade policy and practices including retaliatory tariffs and trade restrictions.

Additionally, hostilities in the Middle East have adversely affected shipping routes and oil prices. Tariffs, restrictions on trade, rising energy costs and disrupted shipping routes have in the past and may again in the future result in increased costs and/or the unavailability of goods purchased by the Company, which in turn may result in lower profitability and/or a decline in sales as well as the loss of goodwill among customers.

General economic conditions, inflation, recessionary fears, rising energy costs, rising interest rates, changes in the housing market and declining consumer confidence also may impact the Company adversely. Management cannot predict the full impact of these factors on the Company. Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the period ended September 30, 2026 are not necessarily indicative of the results to be expected for fiscal year 2026.

Results of Operations

The following schedule sets forth certain consolidated statement of operations data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of products sold	70.6%	71.9%	71.2%	73.4%
Gross margin	29.4%	28.1%	28.8%	26.6%
Selling, administrative and general expenses	17.7%	16.5%	19.4%	18.0%
Amortization	0.9%	0.8%	1.0%	1.0%
Tariff recovery	(2.4% )	-	(6.4% )	-
Operating income	13.2%	10.8%	14.8%	7.6%

Revenue and Gross Margin

Sales decreased 3.2% for the third quarter of 2026, compared with the same period in the prior year. Sales decreased primarily due to lower sales in our basketball, indoor games and table tennis categories against a prior year period that reflected tariff-related order timing. These decreases were partially offset by increases in our archery category, including strong vertical bow demand and the incremental contribution from our September 2025 acquisition of Gold Tip assets, as well as increased demand in the safety and outdoor games categories.

For the nine months ended September 30, 2026, net sales increased 0.8% compared with the same period in the prior year.

Gross margin increased 123 basis points to 29.4% for the third quarter of 2026 compared to 28.1% for the same period in 2025, primarily driven by better absorption and a favorable customer and sales mix. For the nine months ended September 30, 2026, gross margin increased to 28.8% compared to 26.6% for the same period in 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $11.6 million for the third quarter of 2026 compared to $11.2 million for the same period in the prior year, an increase of $0.4 million or 3.6%. The increase in SG&A is largely driven by selling and marketing expenses related to recent acquisitions, acquisition-related professional fees and an increase in advertising expenses.

SG&A as a percent of sales is 17.7% for the third quarter of 2026 compared with 16.5% for the same period in the prior year.

For the nine months ended September 30, 2026, SG&A were $34.8 million compared to $32.0 million for the same period in the prior year.

Tariff Recovery

During the three months ended September 30, 2026, the Company recognized $1.7 million of tariff recoveries related to the U.S. Court of International Trade ruling stating importers who paid IEEPA tariffs were entitled to refunds plus interest. The Company recognized approximately $1.6 million in operating income and $0.1 million of interest income related to the IEEPA recoveries. During the nine months ended September 30, 2026, the Company recognized $11.9 million of tariff recoveries. Approximately $11.5 million was recognized in operating income and $0.4 million was recognized in interest income.

Provision for Income Taxes

The effective tax rate for the three months ending September 30, 2026 was 22.7% compared to 22.0% for the same three month period last year. The effective tax rate for the first nine months ending September 30, 2026 was 22.9% compared to 23.2% for the same period last year.

Financial Condition and Liquidity

Total debt as of September 30, 2026 was $13.1 million, a decrease of $5.4 million from December 31, 2025. The following schedule summarizes the Company’s total debt:

In thousands	September 30, 2026	December 31, 2025	September 30, 2025

Current portion of long-term debt	$13,095	$7,143	$7,143
Long term debt	-	11,309	13,095
Total Debt	$13,095	$18,452	$20,238

As a percentage of stockholders’ equity, total debt was 7.0%, 10.7% and 11.7% at September 30, 2026, December 31, 2025, and September 30, 2025 respectively.

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

The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of September 30, 2026.

As of September 30, 2026, the outstanding principal amount of the term loan was $13.1 million and total amount drawn under the revolving facility was zero. The term loan and revolving facility have a maturity date of January 21, 2027.

The Company funds working capital requirements and shareholder dividends through operating cash flows and revolving credit agreements with its Lenders. The Company expects that cash generated from its 2026 and Q1 2027 operations will be sufficient to pay the remaining term loan balance due on January 21, 2027.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2026.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

Refer to Note L of the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Item 1A.   RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These risks and uncertainties could materially and adversely affect our business, consolidated financial condition, results of operations, or cash flows. Our operations could also be affected by additional risks or uncertainties that are not presently known to us or that we currently do not consider material to our business. As of the date of this filing there have been no material changes in our risk factors from those disclosed in the above-referenced Form 10-K, which risk factors are incorporated herein by reference.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Share purchases prior to 6/30/2026 under the current repurchase program.	2,587,664	$13.68	2,587,664	$16,926,427
Third quarter purchases:
7/1/2026-7/31/2026	None	None	No Change	No Change
8/1/2026-8/31/2026	None	None	No Change	No Change
9/1/2026-9/30/2026	None	None	No Change	No Change
Total share purchases under the current program	2,587,664	$13.68	2,587,664	$16,926,427

The Company has one stock repurchase program which was established in February 2003 by the Board of Directors and which initially authorized management to expend up to $3,000,000 to repurchase shares on the open market as well as in private negotiated transactions. Since the program’s inception, the Board has replenished and increased the dollar amount of authorized stock repurchases on multiple occasions. Most recently, in February 2025, the Board of Directors increased the stock repurchase program to $20,000,000. From its inception date through September 30, 2026, the Company has repurchased 2,587,664 shares of its common stock under this repurchase program for an aggregate price of $35,385,903. The repurchase program has no termination date and there have been no share repurchases that were not part of a publicly announced program.

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

ESCALADE, INCORPORATED

Date: October 29, 2026	/s/ Stephen R. Wawrin
Vice President and Chief Financial Officer
(On behalf of the registrant and in his
capacities as Principal Financial Officer
and Principal Accounting Officer)